Form 10-Q
period 2014-03-31
TEKMIRA PHARMACEUTICALS Corp
filed 2014-05-14
CIK 1447028

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from            to

Commission File Number: 001-34949

Tekmira Pharmaceuticals Corporation
(Exact Name of Registrant as Specified in Its Charter)

British Columbia, Canada	980597776
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

100-8900 Glenlyon Parkway, Burnaby, BC, Canada	V5J 5J8
(Address of Principal Executive Offices)	(Zip Code)

604-419-3200
(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [x] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [x] (Do not check if a smaller reporting company)	Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [x]

As of May 8, 2014, the registrant had 22,076,852 common shares, no par value, outstanding.

TEKMIRA PHARMACEUTICALS CORP.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS (Unaudited)

TEKMIRA PHARMACEUTICALS CORPORATION

Condensed Consolidated Balance Sheets
(Unaudited)
(Expressed in US Dollars and in thousands, except share and per share amounts)
(Prepared in accordance with US GAAP)

	March 31 2014	December 31 2013
Assets
Current assets:
Cash and cash equivalents	$134,357	$68,717
Accounts receivable	1,521	117
Accrued revenue	412	212
Deferred expenses	111	173
Investment tax credits receivable	39	40
Prepaid expenses and other assets	561	1,084
Total current assets	137,001	70,343

Property and equipment	13,367	13,039
Less accumulated depreciation	(11,846)	(11,666)
Property and equipment, net of accumulated depreciation	1,521	1,373
Total assets	$138,522	$71,716

Liabilities and stockholders' equity
Current liabilities:
Accounts payable and accrued liabilities (note 4)	$4,594	$3,680
Deferred revenue (note 3)	5,621	3,463
Warrants (note 2)	12,824	5,379
Total current liabilities	23,039	12,522
Deferred revenue, net of current portion (note 3)	10,000	-
Total liabilities	33,039	12,522
Stockholders’ equity:
Common shares (note 5) Authorized - unlimited number with no par value
Issued and outstanding: 21,992,088 (December 31, 2013 - 19,048,900)	283,640	216,702
Additional paid-in capital	24,837	25,343
Deficit	(185,011)	(167,027)
Accumulated other comprehensive income (loss)	(17,983)	(15,824)
Total stockholders' equity	105,483	59,194
Total liabilities and stockholders' equity	$138,522	$71,716

Nature of business and future operations (note 1)
Contingencies and commitments (note 7)

See accompanying notes to the condensed consolidated financial statements.

TEKMIRA PHARMACEUTICALS CORPORATION

Condensed Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)
(Expressed in US Dollars and in thousands, except share and per share amounts)
(Prepared in accordance with US GAAP)

	Three months ended March 31
	2014	2013
Revenue (note 3)
Collaborations and contracts	$3,689	$2,132
Licensing fees, milestone and royalty payments	741	-
Total revenue	4,430	2,132

Expenses
Research, development, collaborations and contracts	8,204	4,067
General and administrative	2,050	893
Depreciation of property and equipment	134	166
Total expenses	$10,388	$5,126

Loss from operations	(5,958)	(2,994)

Other income (losses)
Interest income	147	145
Foreign exchange gains (losses)	1,443	(5)
(Increase) decrease in fair value of warrant liability	(13,616)	308

Net loss	$(17,984)	$(2,546)

Income (loss) per common share
Basic and diluted	$(0.91)	$(0.18)

Weighted average number of common shares
Basic and diluted	19,801,428	14,344,152

Comprehensive loss
Cumulative translation adjustment	(2,159)	(876)
Comprehensive loss	$(20,143)	$(3,422)

See accompanying notes to the condensed consolidated financial statements.

TEKMIRA PHARMACEUTICALS CORPORATION

Condensed Consolidated Statement of Stockholders’ Equity
(Unaudited)
(Expressed in US Dollars and in thousands, except share and per share amounts)
(Prepared in accordance with US GAAP)

	Number of shares	Share capital	Additional paid-in capital	Deficit	Accumulated other comprehensive loss	Total stockholders' equity
Balance, December 31, 2013	19,048,900	$216,702	$25,343	$(167,027)	$(15,824)	$59,194

Stock-based compensation	-	-	1,188	-	-	1,188

Issuance of common shares pursuant to exercise of options	475,210	3,618	(1,694)	-	-	1,924

Issuance of common shares pursuant to exercise of warrants	342,978	6,843	-	-	-	6,843

Issuance of common shares in conjunction with the private offering, net of issuance costs of $4,085,000	2,125,000	56,477	-	-	-	56,477

Currency translation adjustment	-	-	-	-	(2,159)	(2,159)

Net loss	-	-	-	(17,984)	-	(17,984)

Balance, March 31, 2014	21,992,088	$283,640	$24,837	$(185,011)	$(17,983)	$105,483

See accompanying notes to the condensed consolidated financial statements.

TEKMIRA PHARMACEUTICALS CORPORATION

Condensed Consolidated Statements of Cash Flow
(Unaudited)
(Expressed in US Dollars and in thousands, except share and per share amounts)
(Prepared in accordance with US GAAP)

	Three months ended March 31
	2014	2013
OPERATING ACTIVITIES
Loss for the period	$(17,984)	$(2,546)
Items not involving cash:
Depreciation of property and equipment	134	166
Stock-based compensation - research, development, collaborations and contract expenses	848	103
Stock-based compensation - general and administrative expenses	340	28
Unrealized foreign exchange (gains) losses	(59)	6
Warrant issuance costs
Change in fair value of warrant liability	13,616	(308)
Net change in non-cash operating items:
Accounts receivable	(1,409)	(417)
Accrued revenue	(208)	(1,106)
Deferred expenses	55	60
Prepaid expenses and other assets	482	(494)
Accounts payable and accrued liabilities	1,051	807
Deferred revenue	12,289	861

Net cash provided by (used in) operating activities	9,155	(2,840)

INVESTING ACTIVITIES
Acquisition of property and equipment	(335)	(201)

Net cash used in investing activities	(335)	(201)

FINANCING ACTIVITIES
Proceeds from issuance of common shares, net of issuance costs	56,477	-
Issuance of common shares pursuant to exercise of options	1,924	82
Issuance of common shares pursuant to exercise of warrants	888	56

Net cash provided by financing activities	59,289	138

Effect of foreign exchange rate changes on cash & cash equivalents	(2,469)	(999)

Increase (decrease) in cash and cash equivalents	65,640	(3,902)
Cash and cash equivalents, beginning of period	68,717	47,024
Cash and cash equivalents, end of period	$134,357	$43,122

Supplemental cash flow information

Fair value of warrants exercised on a cashless basis	$-	$107

See accompanying notes to the condensed consolidated financial statements.

TEKMIRA PHARMACEUTICALS CORPORATION
Notes to condensed consolidated financial statements (unaudited)
(Expressed in US dollars – tabular amounts in thousands)

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

Basis of presentation

Tekmira Pharmaceuticals Corporation was incorporated on October 6, 2005 as an inactive wholly owned subsidiary of Inex Pharmaceuticals Corporation (“Inex”). Pursuant to a “Plan of Arrangement” effective April 30, 2007, the business, and substantially all of the assets and liabilities of Inex were transferred to the Company. The consolidated financial statements for all periods presented herein include the consolidated operations of Inex until April 30, 2007 and the operations of the Company thereafter.

These unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles of the United States of America (“U.S. GAAP”) for interim financial statements and accordingly, do not include all disclosures required for annual financial statements.  These statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the year ended December 31, 2013 and included in the Company’s 2013 annual report on Form 10-K. The unaudited condensed consolidated financial statements reflect, in the opinion of management, all adjustments and reclassifications necessary to present fairly the financial position, results of operations and cash flows at March 31, 2014 and for all periods presented. The results of operations for the three months ended March 31, 2014 and March 31, 2013 are not necessarily indicative of the results for the full year. These condensed consolidated financial statements follow the same significant accounting policies as those described in the notes to the audited consolidated financial statements of the Company for the year ended December 31, 2013, except as described below.

Principles of Consolidation

The Company has three wholly-owned subsidiaries: Protiva Biotherapeutics Inc., Protiva Biotherapeutics (USA) Inc., and Protiva Agricultural Development Company Inc. (“PADCo”).

These condensed consolidated financial statements include the accounts of the Company and two of its wholly-owned subsidiaries, Protiva Biotherapeutics Inc. and Protiva Biotherapeutics (USA) Inc. All intercompany transactions and balances have been eliminated on consolidation.

The Company records its investment in PADCo using the equity method. The Company has determined that PADCo is a variable interest entity (“VIE”) of which it is not the primary beneficiary. The Company is not the primary beneficiary as it does not have  the power to make decisions that most significantly affect the economic performance of the VIE nor does not have the right to receive benefits or the obligation to absorb losses that in either case could potentially be significant to the VIE. PADCo is described further in note 3.

Comparative Information

Certain information has been reclassified to conform with the financial statement presentation adopted for the current period.

Income or loss per share

Income or loss per share is calculated based on the weighted average number of common shares outstanding. Diluted loss per share does not differ from basic loss per share since the effect of the Company’s stock options and warrants is anti-dilutive. Diluted income per share is calculated using the treasury stock method which uses the weighted average number of common shares outstanding during the period and also includes the dilutive effect of potentially issuable common shares from outstanding, in-the-money stock options and warrants. At March 31, 2014, potential common shares of 2,565,029 (March 31, 2013 – 3,467,756) were excluded from the calculation of income per common share because their inclusion would be anti-dilutive.

TEKMIRA PHARMACEUTICALS CORPORATION
Notes to condensed consolidated financial statements (unaudited)
(Expressed in US dollars – tabular amounts in thousands)

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

The following tables present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis, in thousands, and indicates the fair value hierarchy of the valuation techniques used to determine such fair value:

	Level 1	Level 2	Level 3	March 31, 2014
Assets
Cash	$134,357	-	-	$134,357

Liabilities
Warrants	-	-	$12,824	$12,824
Financial Instrument	-	-	0	0
Total	-	-	$12,824	$12,824

	Level 1	Level 2	Level 3	December 31, 2013
Assets
Cash	$68,717	-	-	$68,717

Liabilities
Warrants	-	-	$5,379	$5,379

The Company used a discounted cash flow model to determine the fair value of the financial instrument, related to Monsanto’s call option to the equity or all of the assets of PADCo, as described in note 3. The fair value was determined at the date of recognition, and at each reporting date. The initial fair value of the financial liability was nil, and there has been no change to its fair value as at March 31, 2014.

TEKMIRA PHARMACEUTICALS CORPORATION
Notes to condensed consolidated financial statements (unaudited)
(Expressed in US dollars – tabular amounts in thousands)

The following table presents the changes in fair value of the Company’s warrants, in thousands:

	Liability at beginning of the period	Opening liability of warrants issued in the period	Fair value of warrants exercised in the period	Increase (decrease) in value of warrants	Foreign exchange (gain) loss	Liability at end of the period
Three months ended March 31, 2014	$5,379	-	$(5,955)	$13,616	$(216)	$12,824

The change in fair value of warrant liability for the three months ended March 31, 2014 is recorded in the statement of operations and comprehensive loss.

The weighted average Black-Scholes option-pricing assumptions and the resultant fair values, in thousands, for warrants outstanding at March 31, 2014 and at December 31, 2013 are as follows:

	March 31, 2014	December 31, 2013

Dividend yield	0.00%	0.00%
Expected volatility	66.16%	47.03%
Risk-free interest rate	1.06%	1.13%
Expected average term (years)	1.3	1.6
Fair value of warrants outstanding	$21.10	$5.30
Aggregate fair value of warrants outstanding	$12,824	$5,379

Foreign currency translation and change in reporting currency

The functional currency of the Company is the Canadian dollar. For the Company and its integrated and consolidated subsidiaries (Protiva Biotherapeutics Inc. and Protiva Biotherapeutics (USA) Inc.), foreign currency monetary assets and liabilities are translated into Canadian dollars at the rate of exchange prevailing at the balance sheet date. Non-monetary assets and liabilities are translated at historical exchange rates. The previous month’s average rate of exchange is used to translate revenue and expense transactions. Exchange gains and losses are included in income or loss for the period.

Effective October 1, 2013, the Company began using United States dollars as its reporting currency. All assets and liabilities are translated using the exchange rate at the balance sheet date (March 31, 2014 – 0.9046; December 31, 2013 – 0.9402). Revenues, expenses and other income (losses) are translated using the average rate for the period (three months ended March 31, 2014 – 0.9061; three months ended March 31, 2013 – 0.9710), except for large transactions, for which the exchange rate on the date of the transaction is used. Equity accounts are translated using the historical rate. As the translation differences from the Company’s functional currency of Canadian dollars to the Company’s reporting currency of U.S. dollars are unrealized gains and losses, the differences are recorded in other comprehensive income (loss), and do not impact the calculation of Income or Loss per Share.

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

In July 2013, the FASB issued ASU 2013-11, Income Taxes (ASC 740) Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carry forward, a Similar Tax Loss, or a Tax Credit Carry forward Exists (Update). The update is intended to eliminate the diversity in practice of the presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The update is effective for annual and interim financial statements for fiscal years beginning after December 15, 2013. The amendments should be applied prospectively to all unrecognized tax benefits that exist at the effective date. Retrospective application is permitted. The adoption of this guidance on January 1, 2014 did not have an impact on the Company’s consolidated financial statements.

TEKMIRA PHARMACEUTICALS CORPORATION
Notes to condensed consolidated financial statements (unaudited)
(Expressed in US dollars – tabular amounts in thousands)

In March 2014, the FASB issued ASU 2014-06, Technical Corrections and Improvements Related to Glossary Terms (Update). The update contains amendments that affect a wide variety of Topics in the Codification, and represent changes to clarify the Master Glossary of the Codification. The update does not have transition guidance and is effective upon issuance. The adoption of this guidance did not have an impact on the Company’s consolidated financial statements.

3.	Collaborations, contracts and licensing agreements

The following tables set forth revenue recognized under collaborations, contracts and licensing agreements, in thousands:

	Three months ended March 31
	2014	2013
Collaborations and contracts
DoD (a)	$3,240	$1,900
Monsanto (b)	243	-
BMS (d)	206	232
Total research and development collaborations and contracts	3,689	2,132

Licensing fees, milestone and royalty payments
Monsanto licensing fees and milestone payments (b)	545	-
Acuitas milestone payments (c)	150	-
Spectrum royalty payments (f)	46	-
Total licensing fees, milestone and royalty payments	741
Total revenue	$4,430	$2,132

The following table sets forth deferred collaborations and contracts revenue, in thousands:

	March 31, 2014	December 31, 2013

DoD (a)	$473	$1,655
Monsanto current portion (b)	3,594	-
BMS (d)	1,534	1,808
Other RNAi collaborators (e)	20	-
Deferred revenue, current portion	5,621	3,463

Monsanto long-term portion (b)	10,000	-
Total deferred revenue	$15,621	$3,463

(a)	Contract with United States Government’s Department of Defense (“DoD”) to develop TKM-Ebola

On July 14, 2010, the Company signed a contract with the DoD to advance TKM-Ebola, an RNAi therapeutic utilizing the Company’s lipid nanoparticle technology to treat Ebola virus infection.

In the initial phase of the contract, funded as part of the Transformational Medical Technologies program, the Company was eligible to receive up to $34.7 million. This initial funding is for the development of TKM-Ebola including completion of preclinical development, filing an Investigational New Drug application with the United States Food and Drug Administration (“FDA”) and completing a Phase 1 human safety clinical trial. On May 8, 2013, the Company announced that the contract had been modified to support development plans that integrate recent advancements in lipid nanoparticle (“LNP”) formulation and manufacturing technologies. On April 22, 2014, the Company and the DoD signed a contract modification to increase the stage one targeted funding by $2,100,000 to $43,819,000. The additional funding is to compensate the Company for unrecovered overheads related to the temporary stop-work period that occurred in 2012 and to provide additional overhead funding should it be required.

TEKMIRA PHARMACEUTICALS CORPORATION
Notes to condensed consolidated financial statements (unaudited)
(Expressed in US dollars – tabular amounts in thousands)

The DoD has the option of extending the contract beyond the initial funding period to support the advancement of TKM-Ebola through to the completion of clinical development and FDA approval. Based on the contract’s original budget this would provide the Company with up to $139,972,000 in funding for the entire program.

Under the contract, the Company is reimbursed for costs incurred, including an allocation of overhead costs, and is paid an incentive fee. At the beginning of the fiscal year the Company estimates its labour and overhead rates for the year ahead. At the end of the year the actual labour and overhead rates are calculated and revenue is adjusted accordingly. The Company’s actual labour and overhead rates will differ from its estimated rates based on actual costs incurred and the proportion of the Company’s efforts on contracts and internal products versus indirect activities. Within minimum and maximum collars, the amount of incentive fee the Company can earn under the contract varies based on costs incurred versus budgeted costs.  During the contractual period, incentive fee revenue and total costs are impacted by management’s estimate and judgments which are continuously reviewed and adjusted as necessary using the cumulative catch-up method.  At March 31, 2014, the Company believes it can reliably estimate the final contract costs so has recognized the portion of expected incentive fee which has been earned to date.

(b)	Option and Services Agreements with Monsanto Company (“Monsanto”)

On January 13, 2014, the Company and Monsanto signed an Option Agreement and a Services Agreement (together, the “Agreements”). Under the Agreements, Monsanto has an option to obtain a license to use the Company’s proprietary delivery technology and related intellectual property for use in agriculture. Over the option period, which is expected to be approximately four years, the Company will provide lipid formulations for Monsanto’s research and development activities, and Monsanto will make certain payments to the Company to maintain its option rights. The maximum potential value of the transaction is $86,200,000 following the successful completion of milestones. In January 2014, the Company received $14,500,000 of the $16,500,000 near term payments as outlined in the terms of the Agreements. The payments received relate to research services and use of the Company’s technology over the option period, and are recognized as revenue on a straight-line basis over four years.

Under the Agreements, the Company has established a wholly-owned subsidiary, PADCo. The Company has determined that PADCo is a variable interest entity (“VIE”); however, Monsanto is the primary beneficiary of the arrangement. PADCo was established to perform research and development activities, which have been funded by Monsanto in return for a call option to acquire the equity or all of the assets of PADCo. At any time during the option period, Monsanto may choose to exercise its option, in which case Monsanto would pay the Company an option exercise fee and would receive a worldwide, exclusive right to use the Company’s proprietary delivery technology in the field of agriculture. Monsanto may elect to terminate this option at their discretion. The Company retains all rights to therapeutics uses of all current intellectual property and intellectual property developed under the Agreements. The Company’s initial investment is not significant, and has no implied or unfunded commitments and the maximum exposure to loss is limited to the amount of investment in the entity. The Company has included its investment in PADco in Other Assets. There were no significant assets or liabilities for PADCo as at March 31, 2014. There was no equity pickup for the quarter ended March 31, 2014.

(c)	License and collaboration with Alnylam Pharmaceuticals, Inc. (“Alnylam”) and Acuitas Therapeutics Inc. (“Acuitas”, formerly AlCana Technologies Inc.)

On November 12, 2012, the Company entered into a new licensing agreement with Alnylam that replaces all earlier licensing, cross-licensing, collaboration, and manufacturing agreements. The Company also entered into a separate cross license agreement with Acuitas which includes milestone and royalty payments and Acuitas has agreed not to compete in the RNAi field for five years.

The licensing agreement grants Alnylam license rights to the Company’s patents that were filed, or that claim priority to a patent that was filed, before April 15, 2010. Alnylam does not have rights to the Company’s patents filed after April 15, 2010 unless they claim priority to a patent filed before that date. In addition, Alnylam has transferred all agreed upon patents and patent applications related to lipid nanoparticle (“LNP”) technology for the systemic delivery of RNAi therapeutic products, including the MC3 lipid family, to the Company, who will own and control prosecution of this intellectual property portfolio. The Company is the only entity able to sublicense its LNP intellectual property in future platform-type relationships. Alnylam has a license to use the Company’s intellectual property to develop and commercialize products and may only grant access to the Company’s LNP technology to its partners if it is part of a product sublicense. Alnylam will pay the Company milestones and royalties as Alnylam’s LNP-enabled products are developed and commercialized.

TEKMIRA PHARMACEUTICALS CORPORATION
Notes to condensed consolidated financial statements (unaudited)
(Expressed in US dollars – tabular amounts in thousands)

The licensing agreement with Alnylam also grants the Company intellectual property rights to develop its own proprietary RNAi therapeutics. Alnylam has granted the Company a worldwide license for the discovery, development and commercialization of RNAi products directed to thirteen gene targets – three exclusive and ten non-exclusive licenses – provided that they have not been committed by Alnylam to a third party or are not otherwise unavailable as a result of the exercise of a right of first refusal held by a third party or are part of an ongoing or planned development program of Alnylam. Licenses for five of the ten non-exclusive targets – ApoB, PLK1, Ebola, WEE1, and CSN5 – have already been granted, along with an additional license for ALDH2, which has been granted on an exclusive basis. In consideration for this license, the Company has agreed to pay single-digit royalties to Alnylam on product sales and have milestone obligations of up to $8,500,000 on the non-exclusive licenses (with the exception of TKM-Ebola, which has no milestone obligations). Alnylam no longer has “opt-in” rights to the Company’s lead oncology product, TKM-PLK1, so the Company now holds all development and commercialization rights related TKM-PLK1. The Company will have no milestone obligations on the three exclusive licenses.

Milestone receipts and payments

In November 2013, Alnylam initiated a Phase III trial with ALN-TTR02, also known as patisiran, and the associated $5,000,000 development milestone was paid to the Company in December 2013. In the three months ended March 31, 2014, the Company earned a $150,000 milestone from Acuitas, subsequent to Acuitas receiving a milestone payment from Alnylam with respect to patisiran.

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

(d)	Bristol-Myers Squibb (“BMS”) collaboration

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

In December 2013, a decision was made to extend the agreement’s end date from May 10, 2014 to December 31, 2014. Extending the agreement will give BMS more time to order LNP batches, and resulted in a cumulative revenue adjustment recorded for the year-ended December 31, 2013.  The revenue earned for the three months ended March 31, 2014 relate to BMS batches shipped during the period.

(e)	Other RNAi collaborators

The Company has active research agreements with a number of other RNAi collaborators.

(f)	Agreements with Spectrum Pharmaceuticals, Inc. (“Spectrum”)

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

TEKMIRA PHARMACEUTICALS CORPORATION
Notes to condensed consolidated financial statements (unaudited)
(Expressed in US dollars – tabular amounts in thousands)

Talon was acquired by Spectrum in July 2013. The acquisition does not affect the terms of the license between Talon and the Company. On September 3, 2013, Spectrum announced that they had shipped the first commercial orders of Marqibo. For the three months ended March 31, 2014, the Company recorded $46,000 in Marqibo royalty revenue (three months ended March 31, 2013 - $nil). For the three months ended March 31, 2014, the Company accrued 2.5% in royalties due to TPC in respect of the Marqibo royalty earned by the Company – see note 7, contingencies and commitments.

(g)	License agreement with Merck & Co., Inc. (“Merck”)

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

On January 12, 2014, Alnylam announced that they will be acquiring certain assets from Merck which may include the license agreement, in which case this license agreement will transfer to Alnylam.

4.	Accounts payable and accrued liabilities

Accounts payable and accrued liabilities is comprised of the following, in thousands:

	March 31, 2014	December 31, 2013

Trade accounts payable	$2,141	$1,217
Research and development accruals	1,381	1,405
Professional fee accruals	553	247
Deferred lease inducements	9	16
Other accrued liabilities	510	795
	$4,594	$3,680

5.	Financing

On March 26, 2014, the Company announced that it had completed an underwritten public offering of 2,125,000 common shares, at a price of $28.50 per share, representing gross proceeds of $60,562,000. The Company also granted the underwriters a 30-day option to purchase an additional 318,750 shares for an additional $9,084,000 to cover any over-allotments. The underwriters did not exercise the option. The cost of financing, including commissions and professional fees, was $4,085,000, resulting in net proceeds of $56,477,000.

6.	Concentrations of credit risk

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

The carrying amount of financial assets represents the maximum credit exposure. The maximum exposure to credit risk at March 31, 2014 was the accounts receivable balance of $1,521,000 (December 31, 2013 - $117,000).

All accounts receivable balances were current as at March 31, 2014 and at December 31, 2013.

TEKMIRA PHARMACEUTICALS CORPORATION
Notes to condensed consolidated financial statements (unaudited)
(Expressed in US dollars – tabular amounts in thousands)

7.	Contingencies and commitments

Product development partnership with the Canadian Government

The Company entered into a Technology Partnerships Canada ("TPC") agreement with the Canadian Federal Government on November 12, 1999.  Under this agreement, TPC agreed to fund 27% of the costs incurred by the Company, prior to March 31, 2004, in the development of certain oligonucleotide product candidates up to a maximum contribution from TPC of $7,179,000 (C$9,323,000).  As at March 31, 2014, a cumulative contribution of $3,348,000 (C$3,702,000) has been received and the Company does not expect any further funding under this agreement.  In return for the funding provided by TPC, the Company agreed to pay royalties on the share of future licensing and product revenue, if any, that is received by the Company on certain non-siRNA oligonucleotide product candidates covered by the funding under the agreement.  These royalties are payable until a certain cumulative payment amount is achieved or until a pre-specified date.  In addition, until a cumulative amount equal to the funding actually received under the agreement has been paid to TPC, the Company agreed to pay 2.5% royalties on any royalties the Company receives for Marqibo. For the three months ended March 31, 2014, the Company earned royalties on Marqibo sales in the amount of $46,000 (three months ended March 31, 2013 – nil) (see note 3(f)), resulting in $1,000 being recorded by the Company as royalty payable to TPC (December 31, 2013 - $1,000). The cumulative amount paid or accrued up to March 31, 2014 was $2,000, resulting in the contingent amount due to TPC being $3,346,000 (C$3,700,000).

Contingently payable promissory notes

On March 25, 2008, Protiva declared dividends totaling $12,000,000. The dividends were paid by Protiva issuing promissory notes on May 23, 2008. Recourse against Protiva for payment of the promissory notes will be limited to Protiva’s receipt, if any, of up to $12,000,000 in license payments from Merck (see note 3(g)). Protiva will pay these funds if and when it receives them, to the former Protiva shareholders in satisfaction of the promissory notes. As contingent items the $12,000,000 receivable and the related promissory notes payable are not recorded in the Company’s consolidated balance sheet.

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

Service agreement with Monsanto Company (“Monsanto”)

On January 13, 2014, the Company and Monsanto signed Services Agreement (“the Agreement”) concurrently with the Option agreement, discussed in note 3. Under the Agreement, the Company will make payments to Monsanto for research services over the option period, which is expected to be approximately four years, up to a maximum of $5,000,000. In January 2014, the Company paid $250,000 to Monsanto for research services and expects to make further payments each of $250,000 in April 2014, July 2014 and October 2014.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis by our management of our financial position and results of operations in conjunction with our audited consolidated financial statements and related notes thereto included as part of our Annual Report on Form 10-K for the year ended December 31, 2013 and our unaudited condensed consolidated financial statements for the three month period ended March 31, 2014. Our consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles and are presented in U.S. dollars.

FORWARD-LOOKING STATEMENTS

The information in this report contains forward-looking information and forward-looking statements (collectively, forward-looking statements) within the meaning of applicable securities laws. All statements other than statements relating to historical matters should be considered forward-looking statements. When used in this report, the words “believe,”“expect,” “plan,” “anticipate,” “estimate,” “predict,” “may,” “could,” “should,” “intend,” “will,” “target,” “goal” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these words. Forward-looking statements in this report include statements about Tekmira’s strategy, future operations, clinical trials, prospects and the plans of management; RNAi (ribonucleic acid interference) product development programs; the effects of Tekmira’s products on the treatment of cancer, chronic Hepatitis B infection, infectious disease, alcohol use disorder, and other diseases; new product development and partnering opportunities; the potency and broader therapeutic index of third generation-LNP formulation; TKM-HBV preclinical data in the second half of 2014; filing an Investigational New Drug (IND) application in the second half of 2014 in order to advance TKM-HBV into a Phase I clinical trial, with data available in 2015; Gastrointestinal Neuroendocrine Tumors (GI-NET) or Adrenocortical Carcinoma (ACC) enrollment in a Phase I/II clinical trial with TKM-PLK1, and expected interim data from this trial in the second half of 2014; initiation of another Phase I/II clinical trial with TKM-PLK1 enrolling patients with Hepatocellular Carcinoma (HCC) in the second quarter of 2014; completion of necessary preclinical work to be in a position to file an IND in the second half of 2014 in order to advance TKM-ALDH2 into a Phase I clinical trial, and the expectation of proof-of-concept with alcohol challenge including ALDH2 knockdown, acetaldehyde build up and ethanol toxicity obtained in the Phase I clinical trial with data available in 2015; potential government funding sources for new therapeutic strategies for alcohol use disorder and Tekmira’s exploration and leveraging of these partnership opportunities; the Phase I clinical trial with TKM-Ebola; Fast Tract designation from the US FDA for the development of TKM-Ebola; completion of the necessary preclinical work to be in a position to file an the development of TKM-Ebola under the “Animal Rule”; additional funding opportunities or development partnerships for TKM-Marburg; our focus on rare diseases, including glycogen storage diseases and rare forms of hypertriglyceridemia; the generation of data and the expectation of identifying another development candidate in 2014; Alnylam’s three LNP-based products in clinical development (ALN-TTR02 (patisiran), ALN-VSP and ALN-PCS02); arbitration proceedings with Alnylam in connection with ALN-VSP; the potential quantum of value of the transactions contemplated in the Monsanto option agreement; ongoing advances in next-generation LNP technologies; anticipated royalty receipts based on sales of Marqibo; our worldwide, non-exclusive license to Unlocked Nucleobase Analog from Marina; the extension of our collaboration agreement with BMS; future changes in the fair value of our warrant liability based on our share price; statements regarding the sufficiency of our cash resources for the next 12 months; statements with respect to revenue and expense fluctuation and guidance; the quantum and timing of potential funding.

With respect to the forward-looking statements contained in this report, Tekmira has made numerous assumptions regarding, among other things: LNP’s status as a leading RNAi delivery technology; Tekmira’s research and development capabilities and resources; the effectiveness of Tekmira’s products as a treatment for cancer, chronic Hepatitis B infection, infectious disease, alcohol use disorder, or other diseases; the timing and quantum of payments to be received under contracts with Tekmira’s partners including Alnylam, Spectrum, Monsanto and the DoD; and Tekmira's financial position and its ability to execute its business strategy.. While Tekmira considers these assumptions to be reasonable, these assumptions are inherently subject to significant business, economic, competitive, market and social uncertainties and contingencies.

Our actual results could differ materially from those discussed in the forward-looking statements as a result of a number of important factors, including the risk factors discussed in this report and the risk factors discussed in our Annual Report on Form 10-K under the heading “Risk Factors,” and the risks discussed in our other filings with the Securities and Exchange Commission and Canadian Securities Regulators. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis, judgment, belief or expectation only as of the date hereof. We explicitly disclaim any obligation to update these forward-looking statements to reflect events or circumstances that arise after the date hereof, except as required by law.

Change in reporting currency
Our functional currency is the Canadian dollar. However, most of our competitors, and a large proportion of our investors, are based in the United States. To achieve greater comparability with our competitors’ financial information and improve the understandability of our financial information for our U.S. investors, effective October 1, 2013, we are using United States dollars as our reporting currency. All assets and liabilities are translated using the exchange rate at the balance sheet date. Revenues, expenses and other income (losses) are translated using the average rate for the period, except for large transactions, which are translated at the exchange rate on the date of the transaction. As the translation differences from our functional currency of Canadian dollars to our reporting currency of U.S. dollars are unrealized gains and losses, the differences are recorded in other comprehensive loss, and do not impact the calculation of income or loss per share. All dollar amounts in this MD&A are U.S. dollars unless otherwise stated.

OVERVIEW

Tekmira is a biopharmaceutical company focused on developing and advancing novel RNA interference therapeutics, as well as pursuing partnering opportunities for its leading lipid nanoparticle (LNP) delivery technology. RNAi has the potential to generate a broad new class of therapeutics that take advantage of the body’s own natural processes to silence genes—or more specifically to eliminate specific gene-products, from the cell. With this ability to eliminate disease causing proteins from cells, RNAi products represent opportunities for therapeutic intervention that have not been achievable with conventional drugs. Delivery technology is crucial in order to protect RNAi drugs in the blood stream following administration, allow efficient delivery to the target cells, and facilitate cellular uptake and release into the cytoplasm of the cell. Tekmira’s LNP technology represents the most widely adopted delivery technology in RNAi, enabling eight clinical trials and administered to well over 220 patients to date. Because LNP can enable a wide variety of nucleic acid payloads, including messenger RNA, we continue to see new product development and partnering opportunities based on our industry-leading delivery expertise.

Our Product Candidates

With both oncology and anti-viral product platforms, we are advancing our RNAi product pipeline with a focus on areas where there is a significant unmet medical need and commercial opportunity.

TKM-HBV

Our extensive experience in the anti-viral arena has been applied to our TKM-HBV program and the development of an RNAi therapeutic for the treatment of chronic Hepatitis B infection. There are over 350 million people infected globally with Hepatitis B virus (HBV). In the United States there are approximately 1.4 million HBV chronically infected individuals. We are focused on addressing the unmet need of eliminating HBV surface antigen expression in chronically infected patients. Small molecule nucleotide therapy is rapidly becoming the standard of care for chronically HBV infected patients. However, many of these patients continue to express a viral protein called surface antigen. This protein causes inflammation in the liver leading to cirrhosis and in some cases to hepatocellular cancer and death.

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

TKM-HBV is being developed as a multi-component RNAi therapeutic that targets multiple sites on the HBV genome. Because HBV is a viral infection of the liver, the TKM-HBV therapeutic will employ a liver-centric, third generation-LNP formulation that is more potent and has a broader therapeutic index than any LNP currently in clinical development. We expect to present preclinical data in the second half of 2014. We anticipate filing an Investigational New Drug (IND) application in the second half of 2014 in order to advance TKM-HBV into a Phase I clinical trial in chronically infected HBV patients, with data available in 2015.

TKM-PLK1

Our oncology product platform, TKM-PLK1, targets polo-like kinase 1 (PLK1), a protein involved in tumor cell proliferation and a validated oncology target. Inhibition of PLK1 expression prevents the tumor cell from completing cell division, resulting in cell cycle arrest and death of the cancer cell. Medical literature provides evidence that patients with elevated levels of PLK1 in their tumors exhibit poorer prognosis and survival rates.

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

Based on the encouraging results from the dose escalation portion and expansion cohort from our Phase I TKM-PLK1 clinical trial, we have expanded into a Phase I/II clinical trial with TKM-PLK1, which is specifically enrolling patients within two therapeutic indications: advanced GI-NET or ACC. This multi-center, single arm, open label study is designed to measure efficacy using RECIST criteria and tumor biomarkers for GI-NET patients, as well as to evaluate the safety, tolerability and pharmacokinetics of TKM-PLK1. TKM-PLK1 will be administered weekly with each four-week cycle consisting of three once-weekly doses followed by a rest week. It is expected that approximately 20 patients with advanced GI-NET or ACC tumors will be enrolled in this trial, with a minimum of 10 GI-NET patients to be enrolled. We expect to report interim data from this trial in the second half of 2014. Thus far, we have been able to access response for four ACC patients. Three of these four have demonstrated a clinical benefit, including one RECIST qualifying partial response. This patient, with the partial response, has been on TKM-PLK1 for 12 months and has experienced a 42% reduction in their target tumor mass, located outside of the liver. Furthermore, this lesion is showing evidence of necrosis which is indicative of anti-tumor activity.

In the second quarter of 2014, we also expect to initiate another Phase I/II clinical trial with TKM-PLK1, enrolling patients with Hepatocellular Carcinoma (HCC). This clinical trial will be a multi-center, single arm, open label dose escalation study designed to evaluate the safety, tolerability and pharmacokinetics of TKM-PLK1 as well as determine the maximum tolerated dose in HCC patients and measure the anti-tumor activity of TKM-PLK1 in HCC patients.

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

We anticipate completing the necessary preclinical work and filing an IND in the second half of 2014 in order to advance TKM-ALDH2 into a Phase I clinical trial in healthy volunteers. It is expected that proof-of-concept with alcohol challenge including ALDH2 knockdown, acetaldehyde build up and ethanol toxicity can be obtained in the Phase I clinical trial with data available in 2015. Because alcohol use disorder represents a significant public health problem, there are a variety of government funding sources supporting new therapeutic strategies, and Tekmira will be exploring and leveraging these partnering opportunities.

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

In July 2010, we signed a contract with the DoD under their JPM-MCS program to advance TKM-Ebola, providing us with approximately $140.0 million in funding for the entire program. In May 2013 we announced that our collaboration with the JPM-MCS was modified and expanded to include advances in LNP formulation technology since the initiation of the program in 2010. The recent contract modification increases the stage one targeted funding from $34.7 million to $41.7 million. In April 2014, we signed a contract modification with the DoD to increase the stage one targeted funding by $2.1 million to $43.8 million to compensate us for unrecovered costs that occurred in 2012 and to provide additional funding should it be required.

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

In April 2014, we presented preclinical data from a collaboration between Tekmira and UTMB showing 100% survival was achieved with TKM-Marburg when dosing at 0.5 mg/kg began 72 hours after infection with otherwise lethal quantities of the virus. Dosing then continued once daily for seven days. Earlier data from this collaborative research between Tekmira and UTMB showed 100% survival was achieved with TKM-Marburg when dosing at 0.5 mg/kg began either one hour, 24 hours, or 48 hours after infection with otherwise lethal quantities of the virus. These studies represent the first known demonstration of protection of non-human primates from Marburg-Angola, the most lethal strain of Marburg virus. In February 2014, UTMB and Tekmira, along with other collaborators, were awarded additional funding from the NIH in support of this research. Tekmira expects to continue to build on these data and pursue additional funding opportunities or development partnerships for TKM-Marburg.

Other Preclinical Candidates

We are currently evaluating several other preclinical candidates with potential in diverse therapeutic areas using key criteria to prioritize efforts. Given the extremely high efficiency of delivery for third generation liver-centric LNP formulations, we are focused on rare diseases where the molecular target is found in the liver, where early clinical proof-of-concept can be achieved, and where there may be accelerated development opportunities. Two areas of interest are glycogen storage diseases and rare forms of hypertriglyceridemia. Our research team intends to continue to generate preclinical data to support the advancement of the most promising of these targets, and we expect to be in a position to identify another development candidate in 2014.

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

Technology, product development and licensing agreements

In the field of RNAi therapeutics, we have licensed our LNP delivery technology to Alnylam and Merck & Co., Inc., and Alnylam has provided royalty bearing access to our LNP delivery technology to some of its partners. In addition, we have ongoing research relationships with Bristol-Myers Squibb Company, the United States National Cancer Institute, the DoD’s JPM-MCS program, Monsanto, and other undisclosed pharmaceutical and biotechnology companies. Outside the field of RNAi, we have a legacy licensing agreement with Spectrum Pharmaceuticals Inc.

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

In April 2014, Alnylam presented positive new data from its Phase II clinical trial with patisiran (ALN-TTR02), an RNAi therapeutic targeting transthyretin (TTR) for the treatment of TTR-mediated amyloidosis (ATTR), which is enabled by our LNP technology. The program represents the most clinically advanced application of our proprietary LNP delivery technology. These results provide support for Alnylam's Phase III APOLLO trial where patisiran is being evaluated for its potential efficacy and safety in ATTR patients with Familial Amyloidotic Polyneuropathy (FAP).

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

Monsanto Company

In January 2014, we signed an Option Agreement and a Service Agreement with Monsanto, pursuant to which Monsanto has an option to obtain a license to use our proprietary delivery technology. Over the option period, which is expected to be approximately four years, we will provide lipid formulations for Monsanto’s research and development activities, and Monsanto will make certain payments to the Company to maintain its option rights. Under the Service Agreement, we will make payments to Monsanto for research services over the option period, up to a maximum of $5.0 million. The transaction supports the application of our proprietary delivery technology and related IP for use in agriculture. The potential value of the transaction could reach up to $86.2 million following the successful completion of milestones. In January 2014, we received $14.5 million of the net $16.5 million in anticipated near term payments.

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

To date we have paid Marina $0.5 million in license fees and there are milestones of up to $3.2 million plus royalties for each product that we develop using UNA technology.

Merck & Co., Inc. (Merck) and Alnylam license agreement

As a result of the business combination with Protiva in 2008, we acquired a non-exclusive royalty-bearing world-wide license agreement with Merck. Under the license, Merck will pay up to $17.0 million in milestones for each product they develop covered by Protiva’s intellectual property, except for the first product for which Merck will pay up to $15.0 million in milestones, and will pay royalties on product sales. Merck’s license rights are limited to patents that we filed, or that claim priority to a patent that was filed, before October 9, 2008. Merck does not have rights to our patents filed after October 9, 2008 unless they claim priority to a patent filed before that date. Merck has also granted a license to the Company to certain of its patents.  On January 12, 2014, Alnylam announced that they will be acquiring certain assets from Merck, which may include the license agreement, in which case it will transfer to Alnylam.

Bristol-Myers Squibb Company (BMS)

In May 2010 we announced the expansion of our ongoing research collaboration with BMS. Under the new agreement, BMS will use RNAi triggers molecules formulated by us in LNPs to silence target genes of interest.  BMS will conduct the preclinical work to validate the function of certain genes and share the data with us.  We can use the preclinical data to develop RNAi therapeutic drugs against the therapeutic targets of interest.  BMS paid us $3.0 million concurrent with the signing of the agreement. We are required to provide a predetermined number of LNP batches over the four-year agreement.  BMS will have a first right to negotiate a licensing agreement on certain RNAi products developed by us that evolve from BMS validated gene targets.  In May 2011, we announced a further expansion of the collaboration to include broader applications of our LNP technology and additional target validation work. In December 2013, we decided to extend the BMS batch formulation agreement end date from May 2014 to December 2014. Extending the agreement will give BMS more time to order LNP batches. There will not be any monetary consideration for extending the agreement. Recognition of revenue from agreements with BMS is covered in the Revenue section of this MD&A.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Financial Instrument Valuation / The valuation of the financial instrument, which is Monsanto’s option to acquire either the shares or assets of Protiva Agricultural Development Company Inc.  This is a critical accounting estimate due to the potential value of the liability and the many assumptions we must make to calculate the fair value of the liability.

We classify the financial instrument in our consolidated balance sheet as a liability and revalue it at each balance sheet date. Any change in the valuation is recorded in our statement of operations. We use a discounted cash flow model to value the financial instrument. Determining the appropriate fair-value model and calculating the fair value of the financial instrument requires considerable judgment, and changes in assumptions used may cause a relatively large change in the estimated valuation. The initial valuation of the financial instrument was determined to be nil. No change in the fair value of the financial instrument was recorded as at March 31, 2014.

There are no other changes to our critical accounting policies and estimates from those disclosed in our annual MD&A contained in our 2013 Annual Report filed on Form 10-K.

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

In March 2014, the FASB issued ASU 2014-06, Technical Corrections and Improvements Related to Glossary Terms (Update). The update contains amendments that affect a wide variety of Topics in the Codification, and represent changes to clarify the Master Glossary of the Codification. The update does not have transition guidance and is effective upon issuance. The adoption of this guidance did not have an impact on our consolidated financial statements.

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

(in thousands $ except per share data) – unaudited

	Q1	Q4	Q3	Q2	Q1	Q4	Q3	Q2
	2014	2013	2013	2013	2013	2012	2012	2012

Revenue
Collaborations and contracts:
DoD	$3,240	$2,620	$2,833	$2,453	$1,900	$3,622	$1,881	$2,469
Monsanto	243	—	—	—	—	—	—	—
Other	206	(131)	128	391	232	185	187	174
	3,689	2,489	2,961	2,844	2,132	3,807	2,068	2,643
Monsanto licensing fees and milestone payments	545	—	—	—	—	—	—	—
Alnylam milestone payments	—	5,000	—	—	—	—	—	1,000
Acuitas milestone payments	150	—	—	—	—	—	—	—
Spectrum milestone and royalty payments	46	40	2	—	—	—	1,000	—
Total revenue	4,430	7,527	2,963	2,844	2,132	3,807	3,068	3,643
Expenses	(10,388)	(9,962)	(6,615)	(5,915)	(5,126)	(9,816)	(4,824)	(6,206)
Other income (losses)	(12,026)	(162)	(2,254)	56	448	44,195	(1,702)	627
Net (loss) income	(17,984)	(2,597)	(5,906)	(3,015)	(2,546)	38,186	(3,458)	(1,936)
Basic net (loss) income per share	$(0.91)	$(0.15)	$(0.41)	$(0.21)	$(0.17)	$2.72	$(0.25)	$(0.14)
Diluted net (loss) income per share	$(0.91)	$(0.15)	$(0.41)	$(0.21)	$(0.17)	$2.51	$(0.25)	$(0.14)

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

In Q3 2010, we signed a contract with the DoD to develop TKM-Ebola and have since incurred significant program costs related to equipment, materials and preclinical and clinical studies. These costs are included in our research, development, collaborations and contracts expenses. These costs are fully reimbursed by the DoD, and this reimbursement amount is recorded as revenue. DoD revenue from the TKM-Ebola program also compensates us for labor and overhead and provides an incentive fee. In Q3 2012, the DoD issued a temporary stop-work order, which was subsequently lifted in Q4 2012 and the contract resumed. Revenue in Q4 2012 was unusually high due to an increase in our overhead rates. As described in our critical accounting policies, we estimate the labor and overhead rates to be charged under our TKM-Ebola contract and update these rate estimates throughout the year. In Q4 2012, we incurred unforecasted expenses which led to an increase in our TKM-Ebola contract overhead rates and, therefore, an increase in our revenue under the contract. Q1 2013 DoD revenue was lower as certain activities were still building momentum following the stop-work order. TKM-Ebola contract revenue increased in Q2, Q3 and Q4 2013 as technology transfer, manufacturing and non-clinical studies were all ongoing. On April 22, 2014, we signed a contract modification to increase the phase one targeted funding by $2.1 million to $43.8 million. The additional funding is to compensate the Company for unrecovered costs related to the temporary stop-work period that occurred in 2012 and to provide additional overhead funding should it be required.

In Q1 2014, we earned $3.2 million in DoD revenue, due partially to an increase in activity as we move into Phase I Clinical Trial and animal testing. Also, as a result of the contract modification, we now expect to complete the initial phase of the contract close to budget which increases our estimate of total incentive fee to be earned under the contract and the amount we have earned to date.

In Q2 2012, we earned a $1.0 million milestone from Alnylam following their initiation of a Phase II human clinical trial enabled by our LNP delivery technology. In Q4 2013 we earned a $5.0 million milestone from Alnylam following their initiation of a Phase III trial enabled by our LNP technology.

In Q3 2012 we earned a $1.0 million milestone from Spectrum when they received accelerated approval for Marqibo from the U.S. Food and Drug Administration (FDA). In Q4 2013, we earned our first meaningful royalty payment from Spectrum, $0.04 million, as they shipped commercial orders of Marqibo.

In Q4 2013, we decided to extend the BMS batch formulation agreement end date from May 2014 to December 2014. Extending the agreement will give BMS more time to order LNP batches. There will not be any monetary consideration for extending the agreement. Revenue recognized in 2013 has been reduced and the balance of deferred revenue as at December 31, 2013 has been increased to account for BMS, potentially, ordering more batches under the agreement. This adjustment is reflected in the $0.1 million of negative “other revenue” in Q4 2013 when the decision was made to extend the agreement and a cumulative revenue adjustment was recorded.

In Q1 2014, we signed an Option Agreement and a Services Agreement with Monsanto for the use of our proprietary delivery technology and related intellectual property in agriculture. Over the option period, which is expected to be approximately four years, Monsanto will make payments to us to maintain their option rights.  In Q1 2014, we received $14.5 million of the $16.5 million near term payments related to research services and the use of our technology and are recognized on a straight-line basis over the option period. We have recognized an aggregate of $0.8 million in revenue for the period.

Expenses / Expenses consist primarily of clinical and pre-clinical trial expenses, personnel expenses, consulting and third party expenses, reimbursable collaboration expenses, consumables and materials, patent filing expenses, facilities, stock-based compensation and general corporate costs.

Q3 2012 expenses were unusually low due in part to the TKM-Ebola contract stop-work order as discussed above. Our Q4 2012 expenses were unusually high as we paid staff bonuses and recorded $2.5 million in license fee charges related to Acuitas, Marina and other parties - see the Overview section of this discussion.

In Q4 2013 and Q1 2014, our expenses increased due to an increase in our research and development activities as we seek to move more products into the clinic.

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

Other losses in Q1 2014 consist primarily of a $13.6 million increase in the fair value of warrant liability due to the significant increase in our share price.

Net (loss) income / The increase in loss in Q3 2012, Q3 2013, and Q1 2014 is largely due to increases in the fair value of our warrant liability which is caused by increases in our share price over the previous quarter ends. The net income in Q4 2012 is largely due to the litigation settlement payments received from Alnylam, and the decrease in loss in Q4 2013 is largely due to the milestone payment we received from Alnylam.

RESULTS OF OPERATIONS

The following summarizes the results of our operations for the periods shown, in thousands:

	Three months ended March 31,
	2014	2013
Total revenue	$4,430	$2,132
Operating expenses	10,388	5,126
Loss from operations	(5,958)	(2,994)
Net loss	(17,984)	(2,546)
Basic and diluted loss per share	(0.91)	(0.18)

Revenue / Revenue is summarized in the following table, in thousands:

	Three months ended March 31,
	2014	% of Total	2013	% of Total
DoD	$3,240	73%	$1,900	89%
Monsanto	243	5%	-	0%
BMS	206	5%	232	11%

Total collaborations and contracts revenue	3,689	83%	2,132	100%

Monsanto licensing fee and milestone payments	545	12%	-	0%
Acuitas milestone payment	150	3%	-	0%
Spectrum milestone and royalty payments	46	1%	-	0%

Total revenue	$4,430		$2,132

DoD revenue

On July 14, 2010, we signed a contract with the United States Government Department of Defense (“DoD”) to advance an RNAi therapeutic utilizing our LNP technology to treat Ebola virus infection (see Overview for further discussion). The initial phase of the contract, which is funded under a Transformational Medical Technologies program, was budgeted at $34.7 million.  This stage one funding is for the development of TKM-Ebola including completion of preclinical development, filing an IND application with the FDA and completing a Phase 1 human safety clinical trial.

In November 2012, we submitted a modification request to the existing contract to the U.S. Government in order to integrate recent advancements in LNP formulation and manufacturing technology in the TKM-Ebola development program. The modification was approved and increased the stage one targeted funding from $34.8 million to $41.7 million. In April 2014, we signed a contract modification with the DoD to increase the stage one targeted funding by a further $2.1 million to $43.8 million. The additional funding is to compensate us for unrecovered costs incurred in 2012 and to provide additional funding should it be required.

Under the contract, we are being reimbursed for costs incurred, including an allocation of overheads, and we are being paid an incentive fee.  DoD revenues and related contract expenses were higher in Q1 2014, as compared to Q1 2013, due to an increase in activity as we move into Phase I clinical trials and continue with our animal studies.

Monsanto revenue

On January 13, 2014, we signed an Option Agreement and a Services Agreement (together, the “Agreements”) with Monsanto. Under the Agreements, Monsanto has an option to acquire a license to use our proprietary delivery technology and related intellectual property for use in agriculture. Over the option period, which is expected to be approximately four years, we will provide lipid formulations for Monsanto’s research and development activities, and Monsanto will make certain payments to us to maintain their option rights (see Overview for further discussion).

In January 2014, we received $14.5 million and will recognize this revenue on a straight-line basis over the option period, which is expected to be four years. In Q1 2014, we recorded an aggregate of $0.8 million in revenue for the use of our technology and for research activities.

Alnylam revenue

On November 12, 2012, the Company entered into a new licensing agreement with Alnylam that replaces all earlier licensing, cross-licensing, collaboration, and manufacturing agreements. The Company also entered into a separate cross license agreement with Acuitas which includes milestone and royalty payments and Acuitas has agreed not to compete in the RNAi field for five years.

In Q1 2014, we recognized $0.15 million in milestone revenue from Acuitas following their receipt of a milestone from Alnylam with the initiation of a Phase III trial enabled by our LNP technology.

BMS revenue

In May 2010 we signed a formulation agreement with BMS under which BMS paid us $3.0 million to make a certain number of LNP formulations over the following four year period. At the end of 2013, we decided to extend the agreement’s end date from May 10, 2014 to December 31, 2014. Extending the agreement will give BMS more time to order LNP batches. We did not receive any monetary consideration for extending the agreement.

Spectrum revenue

Sales of Marqibo, which uses a license to our technology, began in September 2013. In Q1 2014, we recorded $0.05 million in Marqibo royalty revenue.

Expenses / Expenses are summarized in the following table, in thousands:

	Three months ended March 31,
	2014	% of Total	2013	% of Total

Research, development, collaborations and contracts	$8,204	79%	$4,067	79%
General and administrative	2,050	20%	893	17%
Depreciation	134	1%	166	3%
Total operating expenses	$10,388		$5,126

Research, development, collaborations and contracts

Research, development, collaborations and contracts expenses consist primarily of clinical and pre-clinical trial expenses, personnel expenses, consulting and third party expenses, consumables and materials, as well as a portion of stock-based compensation and general corporate costs.

In the first quarter of 2014, we increased our spending on our newer product candidates, TKM-HBV and TKM-ALDH2 – see Overview. In Q1 2014, we incurred incremental costs for our TKM-Ebola program. In addition, we increased research activities related to our collaboration with Monsanto in the agricultural field.

R&D compensation expense increased in Q1 2014 as compared to Q1 2013 due to an increase in the number of both employees and contractors in support of our expanded portfolio of product candidates.

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

General and administrative

General and administrative expenses were higher in Q1 2014 compared to Q1 2013 due largely to an increase in compensation expense linked to our increase in employee base.

Depreciation of property and equipment

Most of our recent property and equipment additions were related to our TKM-Ebola program and are not recorded as Company assets. As such, a large portion of our property and equipment is reaching full amortization. In Q1 2014, we spent $0.3 million on property and equipment mostly related to lab equipment and information technology improvements.

Other income (losses) / Other income (losses) are summarized in the following table, in thousands:

	Three months ended March 31,
	2014	2013

Interest income	$147	$145
Foreign exchange gains (losses)	1,443	(5)
(Increase) decrease in fair value of warrant liability	(13,616)	308
Total other income (losses)	$(12,026)	$448

Foreign exchange gains

In Q1 2014, we recorded foreign exchange gains of $1.4 million related to an appreciation in the value of our U.S. dollar funds when converted to our functional currency of Canadian dollars. Cumulative translation adjustments, which results from converting from our functional currency of Canadian dollars to our reporting currency of U.S. dollars, do not impact our net loss calculation and are not included in foreign exchange gains (losses) – see change in reporting currency discussion above.

Increase in fair value of warrant liability

In conjunction with equity and debt financing transactions in 2011 and an equity private placement that closed on February 29, 2012, we issued warrants to purchase our common share. We are accounting for the warrants under the authoritative guidance on accounting for derivative financial instruments indexed to, and potentially settled in, a company’s own stock, on the understanding that in compliance with applicable securities laws, the registered warrants require the issuance of registered securities upon exercise and do not sufficiently preclude an implied right to net cash settlement. At each balance sheet date the warrants are revalued using the Black-Scholes model and the change in value is recorded in the consolidated statement of operations and comprehensive income (loss).

The increase in value of our common share purchase warrants outstanding at March 31, 2014 was $13.6 million as compared to a decrease in the value of common share purchase warrants outstanding at the end of March 31, 2013 of $0.3 million. The increase was a result of an increase in the Company’s share price from the previous reporting dates.

We expect to see future changes in the fair value of our warrant liability and these changes will largely depend on the change in the Company’s share price, any change in our assumed rate of share price volatility, our assumptions for the expected lives of the warrants and warrant issuances or exercises.

LIQUIDITY AND CAPITAL RESOURCES

The following table summarizes our cash flow activities for the periods indicated, in thousands:

	Three months ended March 31
	2014	2013
Net income (loss) for the period	(17,984)	(2,546)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities	14,879	(5)
Changes in operating assets and liabilities	12,260	(289)
Net cash provided by (used in) operating activities	9,155	(2,840)
Net cash used in investing activities	(335)	(201)
Net cash provided by financing activities	59,289	138
Effect of foreign exchange rate changes on cash & cash equivalents	(2,469)	(999)
Net increase (decrease) in cash and cash equivalents	65,640	(3,902)
Cash and cash equivalents, beginning of period	68,717	47,024
Cash and cash equivalents, end of period	134,357	43,122

Since our incorporation, we have financed our operations through the sales of shares, units, debt, revenues from research and development collaborations and licenses with corporate partners, interest income on funds available for investment, and government contracts, grants and tax credits.

At March 31, 2014, we had cash and cash equivalents of approximately $134.4 million as compared to $68.7 million at December 31, 2013.

Operating activities provided $9.2 million in cash in Q1 2014 as compared to $2.7 million of cash used in Q1 2013. The increase in cash from operating activities is primarily related to cash received from Monsanto in January 2014.

On March 18, 2014, we completed an underwritten public offering of 2,125,000 common shares, at a price of $28.50 per share, representing gross proceeds of $60.6 million. The cost of financing, including commissions and professional fees, was $4.1 million, which gave us net proceeds of $56.5 million. In Q1 2014, we also received $2.8 million in finance funding from the exercise of warrants and options. We plan to use these proceeds to develop and advance product candidates through clinical trials, as well as for working capital and general corporate purposes.

Cash requirements / At December 31, 2013 we held $68.7 million in cash and cash equivalents. On March 18, 2014, we raised net proceeds of $56.5 million from a public offering. Our cash balance as at March 31, 2014 was $134.4 million. We believe we have sufficient cash resources for at least the next 12 months. In the future, substantial additional funds will be required to continue with the active development of our pipeline products and technologies. In particular, our funding needs may vary depending on a number of factors including:

•	revenues earned from our Agreements with Monsanto;
•	revenues earned from our DoD contract to develop TKM-Ebola;
•	revenues earned from our collaborative partnerships and licensing agreements, including milestone payments from Alnylam and royalties from Spectrum’s sales of Marqibo;
•	the extent to which we continue the development of our product candidates, add new product candidates to our pipeline, or form collaborative relationships to advance our products;
•	our decisions to in-license or acquire additional products or technology for development, in particular for our RNAi therapeutics programs;
•	our ability to attract and retain corporate partners, and their effectiveness in carrying out the development and ultimate commercialization of our product candidates;
•	whether batches of drugs that we manufacture fail to meet specifications resulting in delays and investigational and remanufacturing costs;
•	the decisions, and the timing of decisions, made by health regulatory agencies regarding our technology and products;
•	competing technological and market developments; and
•	prosecuting and enforcing our patent claims and other intellectual property rights.

We will seek to obtain funding to maintain and advance our business from a variety of sources including public or private equity or debt financing, collaborative arrangements with pharmaceutical companies and government grants and contracts. There can be no assurance that funding will be available at all or on acceptable terms to permit further development of our products.

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

CONTRACTUAL OBLIGATIONS

Other than as disclosed elsewhere in this MD&A, there have not been any material changes to our contractual obligations from those disclosed in our Form 10-K for the year ended December 31, 2013.

IMPACT OF INFLATION

Inflation has not had a material impact on our operations.

RELATED PARTY TRANSACTIONS

We have not entered into any related party transactions in the periods covered by this discussion.

OUTSTANDING SHARE DATA

At May 8, 2014, we had 22,076,852 common shares issued and outstanding, outstanding options to purchase an additional 1,844,800 common shares and outstanding warrants to purchase an additional 634,750 common shares.

On May 8, 2014, at our Annual General and Special Meeting of Shareholders, our shareholders voted to authorize an amendment of our omnibus share compensation plan to increase, by 800,000 common shares, the number of common shares in respect of which awards may be granted thereunder.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in our quantitative and qualitative disclosures about market risk from those disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

ITEM 4.	CONTROLS AND PROCEDURES

As of March 31, 2014, an evaluation of the effectiveness of our “disclosure controls and procedures” (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) was carried out by our management, with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO). Based upon that evaluation, the CEO and CFO have concluded that as of March 31, 2014, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission (the “Commission”) rules and forms and (ii) accumulated and communicated to the management of the registrant, including the CEO and CFO, to allow timely decisions regarding required disclosure.

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

No change in our internal control over financial reporting (as defined in Rules 13a–15(f) and 15d–15(f) under the Exchange Act) occurred during the three months ended March 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

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

ITEM 1A.	RISK FACTORS

There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

10.1	Amended Tekmira 2011 Omnibus Share Compensation Plan, as amended on May 8, 2014

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data Files

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 14, 2014.

TEKMIRA PHARMACEUTICALS CORPORATION

By:	/s/ Mark Murray
Mark Murray
President and Chief Executive Officer