Form 10-Q
period 2014-06-30
TEKMIRA PHARMACEUTICALS Corp
filed 2014-08-14
CIK 1447028

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

As of August 12, 2014, the registrant had 22,105,977 common shares, no par value, outstanding.

TEKMIRA PHARMACEUTICALS CORP.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS (Unaudited)

TEKMIRA PHARMACEUTICALS CORPORATION

Condensed Consolidated Balance Sheets
(Unaudited)
(Expressed in US Dollars and in thousands, except share and per share amounts)
(Prepared in accordance with U.S. GAAP)

	June 30 2014	December 31 2013
Assets
Current assets:
Cash and cash equivalents	$85,267	$68,717
Short-term investments (note 2)	31,966	-
Accounts receivable	299	117
Accrued revenue	200	212
Deferred expenses	57	173
Investment tax credits receivable	40	40
Prepaid expenses and other assets	335	1,084
Total current assets	118,164	70,343

Long-term investments (note 2)	12,228	-
Property and equipment	13,589	13,039
Less accumulated depreciation	(11,913)	(11,666)
Property and equipment, net of accumulated depreciation	1,676	1,373
Total assets	$132,068	$71,716

Liabilities and stockholders' equity
Current liabilities:
Accounts payable and accrued liabilities (note 4)	$3,780	$3,680
Deferred revenue (note 3)	6,043	3,463
Warrants (note 2)	6,590	5,379
Total current liabilities	16,413	12,522
Deferred revenue, net of current portion (note 3)	10,510	-
Total liabilities	26,923	12,522
Stockholders’ equity:
Common shares (note 5)
Authorized - unlimited number with no par value
Issued and outstanding: 22,079,727 (December 31, 2013 - 19,048,900)	284,790	216,702
Additional paid-in capital	25,655	25,343
Deficit	(191,092)	(167,027)
Accumulated other comprehensive income (loss)	(14,208)	(15,824)
Total stockholders' equity	105,145	59,194
Total liabilities and stockholders' equity	$132,068	$71,716

Nature of business and future operations (note 1)
Contingencies and commitments (note 7)
Subsequent event (note 8)

See accompanying notes to the condensed consolidated financial statements.

TEKMIRA PHARMACEUTICALS CORPORATION

Condensed Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)
(Expressed in US Dollars and in thousands, except share and per share amounts)
(Prepared in accordance with U.S. GAAP)

	Three months ended June 30		Six months ended June 30
	2014	2013	2014	2013
Revenue (note 3)
Collaborations and contracts	$1,144	$2,844	$4,833	$4,975
Licensing fees, milestone and royalty payments	667	-	1,408	-
Total revenue	1,811	2,844	6,241	4,975

Expenses
Research, development, collaborations and contracts	9,298	4,914	17,502	8,981
General and administrative	1,787	849	3,837	1,741
Depreciation of property and equipment	149	152	283	318
Total expenses	11,234	5,915	21,622	11,040

Loss from operations	(9,423)	(3,071)	(15,381)	(6,065)

Other income (losses)
Interest income	257	146	404	290
Foreign exchange losses	(2,728)	(61)	(1,285)	(65)
(Increase) decrease in fair value of warrant liability	5,813	(28)	(7,803)	280

Net loss	$(6,081)	$(3,014)	$(24,065)	$(5,560)

Loss per common share
Basic and diluted	$(0.28)	$(0.21)	$(1.15)	$(0.39)

Weighted average number of common shares
Basic and diluted	22,063,438	14,406,911	20,938,503	14,375,538

Comprehensive loss
Cumulative translation adjustment	3,774	(1,236)	1,616	(2,111)
Comprehensive loss	$(2,307)	$(4,250)	$(22,449)	$(7,671)

See accompanying notes to the condensed consolidated financial statements.

TEKMIRA PHARMACEUTICALS CORPORATION

Condensed Consolidated Statement of Stockholders’ Equity
(Unaudited)
(Expressed in US Dollars and in thousands, except share and per share amounts)
(Prepared in accordance with U.S. GAAP)

	Number of shares	Share capital	Additional paid-in capital	Deficit	Accumulated other comprehensive loss	Total stockholders' equity
Balance, December 31, 2013	19,048,900	$216,702	$25,343	$(167,027)	$(15,824)	$59,194

Stock-based compensation	-	-	2,269	-	-	2,269

Issuance of common shares pursuant to exercise of options	524,064	4,029	(1,957)	-	-	2,072

Issuance of common shares pursuant to exercise of warrants	381,763	7,582	-	-	-	7,582

Issuance of common shares in conjunction with the private offering, net of issuance costs of $4,085,000	2,125,000	56,477	-	-	-	56,477

Currency translation adjustment	-	-	-	-	1,616	1,616

Net loss	-	-	-	(24,065)	-	(24,065)

Balance, June 30, 2014	22,079,727	$284,790	$25,655	$(191,092)	$(14,208)	$105,145

TEKMIRA PHARMACEUTICALS CORPORATION

Condensed Consolidated Statements of Cash Flow
(Unaudited)
(Expressed in US Dollars and in thousands, except share and per share amounts)
(Prepared in accordance with U.S. GAAP)

	Three months ended June 30		Six months ended June 30
	2014	2013	2014	2013
OPERATING ACTIVITIES
Loss for the period	$(6,081)	$(3,014)	$(24,065)	$(5,560)
Items not involving cash:
Depreciation of property and equipment	149	152	283	318
Stock-based compensation - research, development, collaborations and contract expenses	792	86	1,640	189
Stock-based compensation - general and administrative expenses	289	26	629	54
Unrealized foreign exchange (gains) losses	1,391	3	1,332	9
Change in fair value of warrant liability	(5,813)	28	7,803	(280)
Net change in non-cash operating items:
Accounts receivable	1,231	(213)	(178)	(630)
Accrued revenue	220	287	12	(819)
Deferred expenses	57	57	112	117
Prepaid expenses and other assets	243	(7)	725	(501)
Accounts payable and accrued liabilities	(943)	535	108	1,342
Deferred revenue	455	(734)	12,744	127
Net cash provided by (used in) operating activities	(8,010)	(2,794)	1,145	(5,634)

INVESTING ACTIVITIES
Acquisition of investments	(42,992)	-	(42,992)	-
Acquisition of property and equipment	(246)	(210)	(581)	(411)
Net cash used in investing activities	(43,238)	(210)	(43,573)	(411)

FINANCING ACTIVITIES
Proceeds from issuance of common shares, net of issuance costs	-	-	56,477	-
Issuance of common shares pursuant to exercise of options	148	7	2,072	89
Issuance of common shares pursuant to exercise of warrants	86	61	974	117
Net cash provided by financing activities	234	68	59,523	206

Effect of foreign exchange rate changes on cash & cash equivalents	1,924	(1,454)	(545)	(2,453)

Increase (decrease) in cash and cash equivalents	(49,090)	(4,390)	16,550	(8,292)
Cash and cash equivalents, beginning of period	134,357	43,122	68,717	47,024
Cash and cash equivalents, end of period	$85,267	$38,732	$85,267	$38,732

Supplemental cash flow information

Fair value of warrants exercised on a cashless basis	$(116)	$(109)	$(116)	$(216)

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

These unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles of the United States of America (“U.S. GAAP”) for interim financial statements and accordingly, do not include all disclosures required for annual financial statements.  These statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the year ended December 31, 2013 and included in the Company’s 2013 annual report on Form 10-K. The unaudited condensed consolidated financial statements reflect, in the opinion of management, all adjustments and reclassifications necessary to present fairly the financial position, results of operations and cash flows at June 30, 2014 and for all periods presented. The results of operations for the three and six months ended June 30, 2014 and June 30, 2013 are not necessarily indicative of the results for the full year. These condensed consolidated financial statements follow the same significant accounting policies as those described in the notes to the audited consolidated financial statements of the Company for the year ended December 31, 2013, with the exception of the recent accounting pronouncement described further below.

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

The Company records its investment in PADCo using the equity method. The Company has determined that PADCo is a variable interest entity (“VIE”) of which it is not the primary beneficiary. The Company is not the primary beneficiary as it does not have  the power to make decisions that most significantly affect the economic performance of the VIE nor does the Company have the right to receive benefits or the obligation to absorb losses that in either case could potentially be significant to the VIE. PADCo is described further in note 3.

Comparative Information

Certain information has been reclassified to conform with the financial statement presentation adopted for the current period.

Income or loss per share

Income or loss per share is calculated based on the weighted average number of common shares outstanding. Diluted loss per share does not differ from basic loss per share since the effect of the Company’s stock options and warrants is anti-dilutive. Diluted income per share is calculated using the treasury stock method which uses the weighted average number of common shares outstanding during the period and also includes the dilutive effect of potentially issuable common shares from outstanding, in-the-money stock options and warrants. At June 30, 2014, potential common shares of 2,558,925 (June 30, 2013 – 3,396,671) were excluded from the calculation of income per common share because their inclusion would be anti-dilutive.

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

The following tables present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis, in thousands, and indicates the fair value hierarchy of the valuation techniques used to determine such fair value:

	Level 1	Level 2	Level 3	June 30, 2014
Assets
Cash and cash equivalents	$85,267	-	-	$85,267
Guaranteed Investment Certificates	44,194	-	-	44,194
Total	$129,461	-	-	$129,461

Liabilities
Warrants	-	-	$6,590	$6,590
Financial Instrument	-	-	0	0
Total	-	-	$6,590	$6,590

	Level 1	Level 2	Level 3	December 31, 2013
Assets
Cash and cash equivalents	$68,717	-	-	$68,717

Liabilities
Warrants	-	-	$5,379	$5,379

The Company acquired guaranteed investment certificates in April 2014, which are classified as short-term and long-term investments on the balance sheet. Short-term investments have original maturities between three months and twelve months. Long-term investments have original maturities greater than twelve months. For the period ended June 30, 2014, the value of short-term investments is $31,966,000 with original maturities between six to twelve months, and the value of the long-term investment is $12,228,000 with an original maturity of eighteen months.

The Company used a discounted cash flow model to determine the fair value of the financial instrument related to Monsanto’s call option to acquire the equity or all of the assets of PADCo, as described in note 3. The fair value was determined at the date of recognition, and at each reporting date. The initial fair value of the financial liability was nil, and there has been no change to its fair value as at June 30, 2014.

TEKMIRA PHARMACEUTICALS CORPORATION
Notes to condensed consolidated financial statements (unaudited)
(Expressed in US dollars – tabular amounts in thousands)

The following table presents the changes in fair value of the Company’s warrants:

	Liability at beginning of the period	Opening liability of warrants issued in the period	Fair value of warrants exercised in the period	Increase in fair value of warrants	Foreign exchange loss	Liability at end of the period
Six months ended June 30, 2014	$5,379	-	$(6,607)	$7,803	$15	$6,590

The change in fair value of warrant liability for the six months ended June 30, 2014 is recorded in the statement of operations and comprehensive loss.

The weighted average Black-Scholes option-pricing assumptions and the resultant fair values, in thousands, for warrants outstanding at June 30, 2014 and at December 31, 2013 are as follows:

	June 30, 2014	December 31, 2013

Dividend yield	0.00%	0.00%
Expected volatility	96.17%	47.03%
Risk-free interest rate	1.10%	1.13%
Expected average term (years)	1.0	1.6
Fair value of warrants outstanding	$10.42	$5.30
Aggregate fair value of warrants outstanding	$6,590	$5,379

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

Effective October 1, 2013, the Company began using United States dollars as its reporting currency. All assets and liabilities are translated using the exchange rate at the balance sheet date (June 30, 2014 – 0.9372; December 31, 2013 – 0.9402). Revenues, expenses and other income (losses) are translated using the average rate for the period (six months ended June 30, 2014 – 0. 9117; six months ended June 30, 2013 – 0.9710), except for large transactions, for which the exchange rate on the date of the transaction is used. Equity accounts are translated using the historical rate. As the translation differences from the Company’s functional currency of Canadian dollars to the Company’s reporting currency of U.S. dollars are unrealized gains and losses, the differences are recorded in other comprehensive income (loss), and do not impact the calculation of Income or Loss per Share.

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

In July 2013, the FASB issued ASU 2013-11, Income Taxes (ASC 740) Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carry forward, a Similar Tax Loss, or a Tax Credit Carry forward Exists (Update). The update is intended to eliminate the diversity in practice of the presentation of an unrecognized tax benefit when a net operating loss carry-forward, a similar tax loss, or a tax credit carry-forward exists. The update is effective for annual and interim financial statements for fiscal years beginning after December 15, 2013. The amendments should be applied prospectively to all unrecognized tax benefits that exist at the effective date. Retrospective application is permitted. The adoption of this guidance on January 1, 2014 did not have an impact on the Company’s consolidated financial statements.

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (ASC 606). The standard is intended to clarify the principles for recognizing revenue and to develop a common revenue standard for U.S. GAAP and IFRS by creating a new Topic 606, Revenue from Contracts with Customers. This guidance supersedes the revenue recognition requirements in ASC 605, Revenue Recognition, and supersedes some cost guidance included in Subtopic 605-35, Revenue Recognition – Construction-Type and Production-Type Contracts. The core principle of the accounting standard is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those good or services. The amendments should be applied by either (1) retrospectively to each prior reporting period presented; or (2) retrospectively with the cumulative effect of initially applying this Update recognized at the date of initial application. The update is effective for annual periods and interim periods within those annual periods, beginning after December 15, 2016, which for the Company means January 1, 2017. Early application is not permitted. The extent of the impact of adoption has not yet been determined.

In June 2014, the FASB issued ASU 2014-12, Compensation – Stock Compensation (ASC 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. The update is intended to resolve diverse accounting treatment of share-based payments that require a specific performance target to be achieved in order for employees to become eligible to vest in the awards. The update is effective for annual periods and interim periods within those annual periods, beginning after December 15, 2015, which for the Company means January 1, 2016. The amendments should be applied either (1) prospectively to all share-based payment awards that are granted or modified on or after the effective date; or (2) retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter. Earlier application is permitted. The Company does not currently have any unvested performance based options and does not expect to issue any in the future sothe adoption of this guidance is not expected to have any impact on the Company’s consolidated financial statements.

3.       Collaborations, contracts and licensing agreements

The following tables set forth revenue recognized under collaborations, contracts and licensing agreements:

	Three months ended June 30		Six months ended June 30
	2014	2013	2014	2013
Collaborations and contracts
DoD (a)	$861	$2,453	$4,101	$4,353
Monsanto (b)	283	-	526	-
BMS (d)	-	323	206	554
Other RNAi collaborators (e)	-	68	-	68
Total research and development collaborations and contracts	1,144	2,844	4,833	4,975

Licensing fees, milestone and royalty payments
Monsanto licensing fees and milestone payments (b)	626	-	1,171	-
Acuitas milestone payments (c)	-	-	150	-
Spectrum royalty payments (f)	41	-	87	-
Total licensing fees, milestone and royalty payments	667	-	1,408	-
Total revenue	$1,811	$2,844	$6,241	$4,975

TEKMIRA PHARMACEUTICALS CORPORATION
Notes to condensed consolidated financial statements (unaudited)
(Expressed in US dollars – tabular amounts in thousands)

The following table sets forth deferred collaborations and contracts revenue:

	June 30, 2014	December 31, 2013

DoD (a)	$311	$1,655
Monsanto current portion (b)	4,143	-
BMS (d)	1,589	1,808
Deferred revenue, current portion	6,043	3,463
Monsanto long-term portion (b)	10,510	-
Total deferred revenue	$16,553	$3,463

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

Under the contract, the Company is reimbursed for costs incurred, including an allocation of overhead costs, and is paid an incentive fee. At the beginning of the fiscal year the Company estimates its labour and overhead rates for the year ahead. At the end of the year the actual labour and overhead rates are calculated and revenue is adjusted accordingly. The Company’s actual labour and overhead rates will differ from its estimated rates based on actual costs incurred and the proportion of the Company’s efforts on contracts and internal products versus indirect activities. Within minimum and maximum collars, the amount of incentive fee the Company can earn under the contract varies based on costs incurred versus budgeted costs.  During the contractual period, incentive fee revenue and total costs are impacted by management’s estimate and judgments which are continuously reviewed and adjusted as necessary using the cumulative catch-up method.  At June 30, 2014, the Company believes it can reliably estimate the final contract costs so has recognized the portion of expected incentive fee which has been earned to date.

(b) Option and Services Agreements with Monsanto Company (“Monsanto”)

On January 13, 2014, the Company and Monsanto signed an Option Agreement and a Services Agreement (together, the “Agreements”). Under the Agreements, Monsanto has an option to obtain a license to use the Company’s proprietary delivery technology and related intellectual property for use in agriculture. Over the option period, which is expected to be approximately four years, the Company will provide lipid formulations for Monsanto’s research and development activities, and Monsanto will make certain payments to the Company to maintain its option rights. The maximum potential value of the transaction is $86,200,000 following the successful completion of milestones. As at June 30, 2014, the Company received $16,000,000 near term payments as outlined in the terms of the Agreements. The payments received relate to research services and use of the Company’s technology over the option period, and are recognized as revenue on a straight-line basis over the option period.

TEKMIRA PHARMACEUTICALS CORPORATION
Notes to condensed consolidated financial statements (unaudited)
(Expressed in US dollars – tabular amounts in thousands)

Under the Agreements, the Company has established a wholly-owned subsidiary, PADCo. The Company has determined that PADCo is a variable interest entity (“VIE”); however, Monsanto is the primary beneficiary of the arrangement. PADCo was established to perform research and development activities, which have been funded by Monsanto in return for a call option to acquire the equity or all of the assets of PADCo. At any time during the option period, Monsanto may choose to exercise its option, in which case Monsanto would pay the Company an option exercise fee and would receive a worldwide, exclusive right to use the Company’s proprietary delivery technology in the field of agriculture. Monsanto may elect to terminate this option at their discretion. The Company retains all rights to therapeutics uses of all current intellectual property and intellectual property developed under the Agreements. The Company’s initial investment is not significant, and has no implied or unfunded commitments and the maximum exposure to loss is limited to the amount of investment in the entity. The Company has included its investment in PADCo in Other Assets. There were no significant assets or liabilities for PADCo as at June 30, 2014. There was no equity pickup for the three or six month periods ended June 30, 2014.

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

The licensing agreement grants Alnylam license rights to the Company’s patents that were filed, or that claim priority to a patent that was filed, before April 15, 2010. Alnylam does not have rights to the Company’s patents filed after April 15, 2010 unless they claim priority to a patent filed before that date. In addition, Alnylam has transferred all agreed upon patents and patent applications related to LNP technology for the systemic delivery of RNAi therapeutic products, including the MC3 lipid family, to the Company, who will own and control prosecution of this intellectual property portfolio. The Company is the only entity able to sublicense its LNP intellectual property in future platform-type relationships. Alnylam has a license to use the Company’s intellectual property to develop and commercialize products and may only grant access to the Company’s LNP technology to its partners if it is part of a product sublicense. Alnylam will pay the Company milestones and royalties as Alnylam’s LNP-enabled products are developed and commercialized.

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

Milestone receipts and payments

In the six months ended June 30, 2014, the Company earned a $150,000 milestone from Acuitas, subsequent to Acuitas receiving a milestone payment from Alnylam with respect to Alnylam initiating a Phase III trial for ALN-TTR02.

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

In December 2013, a decision was made to extend the agreement’s end date from May 10, 2014 to December 31, 2014. Extending the agreement will give BMS more time to order LNP batches, and resulted in a cumulative revenue adjustment recorded for the year-ended December 31, 2013.  The revenue earned for the six months ended June 30, 2014 relate to BMS batches shipped during the period.

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

Talon was acquired by Spectrum in July 2013. The acquisition does not affect the terms of the license between Talon and the Company. On September 3, 2013, Spectrum announced that they had shipped the first commercial orders of Marqibo. For the three and six months ended June 30, 2014, the Company recorded $41,000 and $87,000 in Marqibo royalty revenue respectively (three and six months ended June 30, 2013 - nil). For the six months ended June 30, 2014, the Company accrued 2.5% in royalties due to TPC in respect of the Marqibo royalty earned by the Company – see note 7, contingencies and commitments.

4.       Accounts payable and accrued liabilities

Accounts payable and accrued liabilities is comprised of the following:

	June 30, 2014	December 31, 2013

Trade accounts payable	$1,778	$1,217
Research and development accruals	1,574	1,405
Professional fee accruals	147	247
Deferred lease inducements	5	16
Other accrued liabilities	276	795
	$3,780	$3,680

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

TEKMIRA PHARMACEUTICALS CORPORATION
Notes to condensed consolidated financial statements (unaudited)
(Expressed in US dollars – tabular amounts in thousands)

The carrying amount of financial assets represents the maximum credit exposure. The maximum exposure to credit risk at June 30, 2014 was the accounts receivable balance of $299,000 (December 31, 2013 - $117,000).

All accounts receivable balances were current as at June 30, 2014 and at December 31, 2013.

7.       Contingencies and commitments

Product development partnership with the Canadian Government

The Company entered into a Technology Partnerships Canada ("TPC") agreement with the Canadian Federal Government on November 12, 1999.  Under this agreement, TPC agreed to fund 27% of the costs incurred by the Company, prior to March 31, 2004, in the development of certain oligonucleotide product candidates up to a maximum contribution from TPC of $7,179,000 (C$9,323,000).  As at June 30, 2014, a cumulative contribution of $3,348,000 (C$3,702,000) has been received and the Company does not expect any further funding under this agreement.  In return for the funding provided by TPC, the Company agreed to pay royalties on the share of future licensing and product revenue, if any, that is received by the Company on certain non-siRNA oligonucleotide product candidates covered by the funding under the agreement.  These royalties are payable until a certain cumulative payment amount is achieved or until a pre-specified date.  In addition, until a cumulative amount equal to the funding actually received under the agreement has been paid to TPC, the Company agreed to pay 2.5% royalties on any royalties the Company receives for Marqibo. For the three and six months ended June 30, 2014, the Company earned royalties on Marqibo sales in the amount of $41,000 and $87,000 respectively (six months ended June 30, 2013 – nil) (see note 3(f)), resulting in $2,000 being recorded by the Company as royalty payable to TPC (December 31, 2013 - $1,000). The cumulative amount paid or accrued up to June 30, 2014 was $3,000, resulting in the contingent amount due to TPC being $3,345,000 (C$3,699,000).

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

Service agreement with Monsanto Company (“Monsanto”)

On January 13, 2014, the Company and Monsanto signed a Services Agreement (“the Services Agreement”) concurrently with the Option agreement, discussed in note 3. Under the Services Agreement, the Company will make payments to Monsanto for research services over the option period, which is expected to be approximately four years, up to a maximum of $5,000,000. During the three and six months ended June 30, 2014, the Company paid $250,000 and $500,000, respectively, to Monsanto for research services and expects to make further payments each of $250,000 in July 2014 and October 2014.

Lease renewal agreement

On June 23, 2014, the Company signed a renewal agreement to the operating lease for its laboratory and office premises. The renewal is effective August 1, 2014 and expires July 31, 2019, but the Company has the option to extend the lease to 2024, 2029, and 2034. The renewal agreement includes lease inducements, which will be amortized on a straight-line basis over the term of the lease, in accordance with the Company’s accounting policy.

TEKMIRA PHARMACEUTICALS CORPORATION
Notes to condensed consolidated financial statements (unaudited)
(Expressed in US dollars – tabular amounts in thousands)

Following the lease renewal, the minimum rent and estimated operating cost commitment, net of lease inducements, is as follows:

Six-month period to December 31, 2014	$278,000
Year ended December 31, 2015	1,216,000
Year ended December 31, 2016	1,216,000
Year ended December 31, 2017	1,216,000
Year ended December 31, 2018	1,216,000
Year ended December 31, 2019	710,000
$5,852,000

8.      Subsequent event

TKM-Ebola placed on partial clinical hold

In July 2014, the Company received notice from the FDA that the TKM-Ebola program had been placed on clinical hold. The FDA is seeking data to elucidate the mechanism of potential cytokine release and a modification to the protocol for the multiple ascending dose portion of the trial to ensure the safety of healthy volunteers.  In August 2014, the Company received written notice from the FDA modifying the clinical hold to a “partial clinical hold,” allowing for the potential use of TKM-Ebola in individuals who have a confirmed or suspected Ebola infection. The program remains on clinical hold as it relates to the multiple-ascending dose portion of the Phase I clinical study in healthy human volunteers with TKM-Ebola.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis by our management of our financial position and results of operations in conjunction with our audited consolidated financial statements and related notes thereto included as part of our Annual Report on Form 10-K for the year ended December 31, 2013 and our unaudited condensed consolidated financial statements for the three and six month periods ended June 30, 2014. Our consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles and are presented in U.S. dollars.

FORWARD-LOOKING STATEMENTS

The information in this report contains forward-looking information and forward-looking statements (collectively, forward-looking statements) within the meaning of applicable securities laws. All statements other than statements relating to historical matters should be considered forward-looking statements. When used in this report, the words “believe,”“expect,” “plan,” “anticipate,” “estimate,” “predict,” “may,” “could,” “should,” “intend,” “will,” “target,” “goal” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these words. Forward-looking statements in this report include statements about Tekmira’s strategy, future operations, clinical trials, prospects and the plans of management; RNAi (ribonucleic acid interference) product development programs; the effects of Tekmira’s products on the treatment of cancer, chronic Hepatitis B infection, infectious disease, alcohol use disorder, and other diseases; new product development and partnering opportunities; the potency and broader therapeutic index of third generation-LNP formulation; Tekmira’s strategy for optimizing market access for TKM-HBV; filing an Investigational New Drug (IND) application or equivalent in the second half of 2014 in order to advance TKM-HBV into a Phase I clinical trial in 2015;Gastrointestinal Neuroendocrine Tumors (GI-NET) or Adrenocortical Carcinoma (ACC) enrollment in a Phase I/II clinical trial with TKM-PLK1, and expected interim data from this trial in the second half of 2014; the initiation of another Phase I/II clinical trial with TKM-PLK1 enrolling patients with Hepatocellular Carcinoma (HCC); the presentation of results of Tekmira’s pre-clinical work and potential partnering or external funding opportunities for TKM-ALDH2, the timing of filing an IND or equivalent; the Phase I clinical trial with TKM-Ebola; Fast Tract designation from the US FDA for the development of TKM-Ebola; completion of the necessary preclinical work to be in a position to file on the development of TKM-Ebola under the “Animal Rule”: the clinical hold on TKM-Ebola by the FDA, Tekmira’s response to the partial clinical hold and expectations of resolving the matter by the fourth quarter of this year; the potential for use of TKM-Ebola in individuals who have confirmed or suspected Ebola infection; the evaluation of options for the use of TKM-Ebola, including discussions with government agencies and NGO’s (including the World Health Organization) on the potential use of TKM-Ebola to treat infected individuals; additional funding opportunities or development partnerships for TKM-Marburg; our focus on rare diseases, including glycogen storage diseases and rare forms of hypertriglyceridemia; the generation of data and the expectation of identifying another development candidate in the latter portion of 2014;Alnylam’s three LNP-based products in clinical development (ALN-TTR02 (patisiran), ALN-VSP and ALN-PCS02); arbitration proceedings with Alnylam in connection with ALN-VSP;the potential quantum of value of the transactions contemplated in the Monsanto option agreement; ongoing advances in next-generation LNP technologies; anticipated royalty receipts based on sales of Marqibo; our worldwide, non-exclusive license to Unlocked Nucleobase Analog from Marina; the extension of our collaboration agreement with BMS; future changes in the fair value of our warrant liability based on our share price; foreign exchange rate fluctuation and Tekmira’s currency needs; statements regarding the sufficiency of our cash resources for the next 12 months; statements with respect to revenue and expense fluctuation and guidance; the quantum and timing of potential funding.

With respect to the forward-looking statements contained in this report, Tekmira has made numerous assumptions regarding, among other things: LNP’s status as a leading RNAi delivery technology; Tekmira’s research and development capabilities and resources; the effectiveness of Tekmira’s products as a treatment for cancer, chronic Hepatitis B infection, infectious disease, alcohol use disorder, or other diseases; the timing and quantum of payments to be received under contracts with Tekmira’s partners including Alnylam, Spectrum, Monsanto and the DoD; assumptions related to Tekmira’s share price volatility, expected lives of warrants and warrant issuances and/or exercises; and Tekmira's financial position and its ability to execute its business strategy. While Tekmira considers these assumptions to be reasonable, these assumptions are inherently subject to significant business, economic, competitive, market and social uncertainties and contingencies.

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

Our Product Candidates

With both anti-viral and oncology product platforms, we are advancing our RNAi product pipeline with a focus on areas where there is a significant unmet medical need and commercial opportunity.

TKM-HBV

Our extensive experience in the anti-viral arena has been applied to our TKM-HBV program and the development of an RNAi therapeutic for the potential treatment of chronic Hepatitis B infection. There are over 350 million people infected globally with Hepatitis B virus (HBV). In the United States there are approximately 1.4 million HBV chronically infected individuals. We are focused on addressing the unmet need of eliminating HBV surface antigen expression in chronically infected patients. Small molecule nucleotide therapy is rapidly becoming the standard of care for chronically HBV infected patients. However, many of these patients continue to express a viral protein called surface antigen. This protein causes inflammation in the liver leading to cirrhosis and in some cases to hepatocellular cancer and death.

TKM-HBV is designed to eliminate surface antigen expression in these chronically infected patients. The rationale is that by blocking surface antigen – and reducing much of the pathology associated with surface antigen expression – this therapy will also allow these patients, a potential to ‘sero-convert’, or raise their own antibodies against the virus, and effect a functional cure of the infection.

TKM-HBV is being developed as a multi-component RNAi therapeutic that targets multiple sites on the HBV genome. Our product targets the most common genotypes (A-D), of the Hepatitis virus found in infected individuals across North America, Europe and Asia, This strategy allows us to optimize market access for TKM-HBV. Because HBV is a viral infection of the liver, the TKM-HBV therapeutic will employ a liver-centric, third generation-LNP formulation that is more potent and has a broader therapeutic index than any LNP currently in clinical development. We anticipate filing an Investigational New Drug (IND) application, or equivalent, in the second half of 2014 in order to advance TKM-HBV into a Phase I clinical trial in 2015.

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

We presented updated Phase I TKM-PLK1 data at the 6th Annual NET Conference hosted by the North American Neuroendocrine Tumor Society (NA-NETS) held in Charleston, South Carolina on October 4, 2013. This data set included a total of 36 patients in a population of advanced cancer patients with solid tumors. Doses ranged from 0.15 mg/kg to 0.90 mg/kg during the dose escalation portion of the trial, with the maximum tolerated dose (MTD) of 0.75 mg/kg. Serious adverse events (SAEs) were experienced by four subjects in this heavily pre-treated, advanced cancer patient population, with three of these four subjects continuing on study. Forty percent (6 out of 15) of patients evaluable for response, treated at a dose equal to or greater than 0.6 mg/kg, showed clinical benefit. Three out of the four Adrenocortical Carcinoma (ACC) patients (75%) treated with TKM-PLK1 achieved stable disease, including one patient who saw a 19.3% reduction in target tumor size after two cycles of treatment and is still on study receiving TKM-PLK1. Of the two Gastrointestinal Neuroendocrine Tumors (GI-NET)  patients enrolled, both (100%) experienced clinical benefit: one patient had a partial response based on RECIST response criteria, and the other GI-NET patient achieved stable disease and showed a greater than 50% reduction in Chromogranin-A (CgA) levels, a key biomarker used to predict clinical outcome and tumor response.

Based on the encouraging results from the dose escalation portion and expansion cohort from our Phase I TKM-PLK1 clinical trial, we have expanded into a Phase I/II clinical trial with TKM-PLK1, which is specifically enrolling patients within two therapeutic indications: advanced GI-NET or ACC. This multi-center, single arm, open label study is designed to measure efficacy using RECIST criteria and tumor biomarkers for GI-NET patients and ACC patients as well as to evaluate the safety, tolerability and pharmacokinetics of TKM-PLK1. TKM-PLK1 will be administered weekly with each four-week cycle consisting of three once-weekly doses followed by a rest week. It is expected that approximately 20 patients with advanced GI-NET or ACC tumors will be enrolled in this trial, with a minimum of 10 GI-NET patients to be enrolled. We expect to report interim data from this trial in the second half of 2014.

Thus far, we have been able to assess response for four ACC patients and two GI-NET patients. Three of these four have demonstrated a clinical benefit, including one RECIST qualifying partial response. This patient, with the partial response, has been on TKM-PLK1 for 15months and has experienced an over 44% reduction in their target tumor mass, located outside of the liver.  This patient continues on the study with continued tumor response.   Furthermore, this lesion is showing evidence of necrosis which is indicative of anti-tumor activity. Both GI-NET patients demonstrated clinical benefit, with one patient having one RECIST qualifying partial response.

In May 2014, we initiated another Phase I/II clinical trial with TKM-PLK1, enrolling patients with Hepatocellular Carcinoma (HCC). This clinical trial is a multi-center, single arm, open label dose escalation study designed to evaluate the safety, tolerability and pharmacokinetics of TKM-PLK1 as well as determine the maximum tolerated dose in HCC patients and measure the anti-tumor activity of TKM-PLK1 in HCC patients.

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

We expect to present the results of our pre-clinical work at an appropriate scientific conference and we are exploring partnering or external funding opportunities. We will be deferring the filing of an  IND, or equivalent regulatory filing, beyond this year.

TKM-Ebola and TKM-Marburg

TKM-Ebola, an anti-Ebola viral therapeutic, is being developed under a contract with the U.S. Department of Defense (DoD) Joint Project Manager Medical Countermeasure Systems (JPM-MCS). In 2010, preclinical studies were published in the medical journal The Lancet demonstrating that when RNAi triggers targeting the Ebola virus and delivered by Tekmira’s LNP technology were used to treat previously infected non-human primates, the result was 100 percent protection from an otherwise lethal dose of Zaire Ebola virus (Geisbert et al., The Lancet, Vol. 375, May 29, 2010).

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

In January 2014, we commenced a Phase I clinical trial with TKM-Ebola. The trial is a randomized, single-blind, placebo-controlled study involving single ascending doses and multiple ascending doses of TKM-Ebola. The study will assess the safety, tolerability and pharmacokinetics of administering TKM-Ebola to healthy adult subjects. Four subjects will be enrolled per cohort. There are four cohorts for a total of 16 subjects in the single dose arm, and three planned cohorts for a total of 12 subjects in the multiple dose arm of the trial. Each cohort will enroll three subjects who receive TKM-Ebola, and one who will receive placebo. The single ascending dose portion of the TKM-Ebola Phase I clinical trial has been successfully completed in healthy human volunteers. As per the protocol maximum tolerated dose (MTD) was established to be 0.3 mg/kg for healthy subjects without steroid premedication.

In March 2014, we were granted a Fast Track designation from the U.S. Food and Drug Administration (FDA) for the development of TKM-Ebola. The FDA’s Fast Track is a process designed to facilitate the development and expedite the review of drugs in order to get important new therapies to the patient earlier.

In July 2014, we received notice from the U.S. Food and Drug Administration (FDA) that the TKM-Ebola program had been placed on clinical hold. The FDA is seeking data to elucidate the mechanism of potential cytokine release, which was observed at higher doses, in the single ascending dose portion of the study, and a proposed modification to the protocol for the multiple ascending dose portion of the trial to ensure the safety of healthy volunteers. In August 2014, we received written notice from the FDA modifying the clinical hold to a “partial clinical hold,” allowing for the potential use of TKM-Ebola in individuals who have a confirmed or suspected Ebola infection. The program remains on clinical hold as it relates to the multi-ascending dose portion of the Phase I clinical study in healthy volunteers with TKM-Ebola. We expect this matter will be resolved by the fourth quarter of this year.

Our therapeutic, TKM-Ebola, is currently an unapproved agent and the regulatory framework to support its use in Africa has not yet been established. Given the severity of the situation, we are carefully evaluating options for use of our investigational drug within accepted clinical and regulatory protocols. This includes discussions with government agencies and NGO’s, including the World Health Organization, in various countries on the potential use of TKM-Ebola to treat infected individuals. There can be no assurance that an appropriate framework for the use of this product will be found. We will continue to provide updates as necessary when clinical and regulatory pathways become confirmed.

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

Other Preclinical Candidates

We are currently evaluating several other preclinical candidates with potential in diverse therapeutic areas using key criteria to prioritize efforts. Given the extremely high efficiency of delivery for third generation liver-centric LNP formulations, we are focused on rare diseases where the molecular target is found in the liver, where early clinical proof-of-concept can be achieved, and where there may be accelerated development opportunities. Two areas of interest are glycogen storage diseases and rare forms of hypertriglyceridemia. Our research team intends to continue to generate preclinical data to support the advancement of the most promising of these targets, and we expect to be in a position to identify another development candidate in the latter portion of 2014.

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

In April 2014, Alnylam presented positive new data from its Phase II clinical trial with patisiran (ALN-TTR02), an RNAi therapeutic targeting transthyretin (TTR) for the treatment of TTR-mediated amyloidosis (ATTR), which is enabled by our LNP technology. The program represents the most clinically advanced application of our proprietary LNP delivery technology. These results provide support for Alnylam's Phase III APOLLO trial where patisiran is being evaluated for its potential efficacy and safety in ATTR patients with Familial Amyloidotic Polyneuropathy (FAP). Alnylam has disclosed that it continues to enroll patients in its APOLLO Phase III trial, with over 20 sites in 9 countries now open and active. The Phase III trial is intended to demonstrate the efficacy and safety of patisiran in support of marketing authorization in countries around the world.

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

Spectrum Pharmaceuticals, Inc.

In September 2013, we announced that our licensee, Spectrum Pharmaceuticals, Inc. had launched Marqibo® through its existing hematology sales force in the United States and has shipped the first commercial orders. We are entitled to mid-single digit royalty payments based on Marqibo’s commercial sales. Marqibo, which is a novel, sphingomyelin/cholesterol liposome-encapsulated formulation of the FDA-approved anticancer drug vincristine originally developed by Tekmira, was licensed from Tekmira to Talon Therapeutics in 2006. In July 2013, Talon was acquired by Spectrum Pharmaceuticals, Inc. Marqibo’s approved indication is for the treatment of adult patients with Philadelphia chromosome-negative acute lymphoblastic leukemia (Ph-ALL) in second or greater relapse or whose disease has progressed following two or more lines of anti-leukemia therapy. Spectrum has two ongoing Phase III trials evaluating Marqibo in additional indications.

Monsanto Company

In January 2014, we signed an Option Agreement and a Service Agreement with Monsanto, pursuant to which Monsanto has an option to obtain a license to use our proprietary delivery technology. Over the option period, which is expected to be approximately four years, we will provide lipid formulations for Monsanto’s research and development activities, and Monsanto will make certain payments to the Company to maintain its option rights. Under the Service Agreement, we will make payments to Monsanto for research services over the option period, up to a maximum of $5.0 million. The transaction supports the application of our proprietary delivery technology and related IP for use in agriculture. The potential value of the transaction could reach up to $86.2 million following the successful completion of milestones. In January 2014, we received $14.5 million of the net $16.5 million in anticipated near term payments, and in July 2014, we received an additional $1.5 million payment following completion of specified program developments.

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

To date we have paid Arcturus $0.5 million in license fees and there are milestones of up to $3.2 million plus royalties for each product that we develop using UNA technology.

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

We classify the financial instrument in our consolidated balance sheet as a liability and revalue it at each balance sheet date. Any change in the valuation is recorded in our statement of operations. We use a discounted cash flow model to value the financial instrument. Determining the appropriate fair-value model and calculating the fair value of the financial instrument requires considerable judgment, and changes in assumptions used may cause a relatively large change in the estimated valuation. The initial valuation of the financial instrument was determined to be nil. No change in the fair value of the financial instrument was recorded as at June 30, 2014.

Stock-based compensation / The stock-based compensation that we recorded is a critical accounting estimate due to the value of the compensation recorded, the volume of our stock option activity, and the many assumptions that are required to be made to calculate the compensation expense.

Compensation expense is recorded for stock-options issued to employees and directors using the fair value method. We must calculate the fair value of the stock options issued and amortize the fair value to stock compensation expense over the vesting period, and adjust the expense for stock option forfeitures and cancellations. We use the Black-Scholes model to calculate the fair value of stock options issued which requires that certain assumptions, including the expected life of the option and expected volatility of the stock, to be estimated at the time that the options are issued. Prior to Q2 2014, for the purpose of calculating the fair value, the expected life of stock options granted was eight years for employees, and ten years for directors and executives. Based on the pattern of increasing exercises of stock options, we have reduced the expected life to five years for employees, and eight years for directors and executives for stock options granted after March 31, 2014. The expected life and fair values of stock-options granted prior to this date remain unchanged. The reduction in expected life has the effect of reducing the fair value of stock-options granted. The impact on the fair value of stock options due to the reduction in expected life is relatively minor. For the three month period ended June 30, 2014, we recorded stock-based compensation expense of $1,081,000 as compared to stock-based compensation expense of $1,188,000 for this period if we had used the previous expected life assumptions of eight and ten years for employees and directors and executives, respectively.

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (ASC 606). The stndard is intended to clarify the principles for recognizing revenue and to develop a common revenue standard for U.S. GAAP and IFRS by creating a new Topic 606, Revenue from Contracts with Customers. This guidance supersedes the revenue recognition requirements in ASC 605, Revenue Recognition, and supersedes some cost guidance included in Subtopic 605-35, Revenue Recognition – Construction-Type and Production-Type Contracts. The core principle of the accounting standard is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those good or services. The amendments should be applied by either (1) retrospectively to each prior reporting period presented; or (2) retrospectively with the cumulative effect of initially applying this Update recognized at the date of initial application. The update is effective for annual periods and interim periods within those annual periods, beginning after December 15, 2016, which for the Company means January 1, 2017. Early application is not permitted. The Extent of the impact of adoption has not yet been determined.

In June 2014, the FASB issued ASU 2014-12, Compensation – Stock Compensation (ASC 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. The update is intended to resolve diverse accounting treatment of share-based payments that require a specific performance target to be achieved in order for employees to become eligible to vest in the awards. The update is effective for annual periods and interim periods within those annual periods, beginning after December 15, 2015, which for the Company means January 1, 2016. The amendments should be applied either (1) prospectively to all share-based payment awards that are granted or modified on or after the effective date; or (2) retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter. Earlier application is permitted. We currently do not have any unvested performance-based options and do not expect to issue any in the future so the adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements.

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

(in thousands $ except per share data) – unaudited

	Q2 2014	Q1 2014	Q4 2013	Q3 2013	Q2 2013	Q1 2013	Q4 2012	Q3 2012

Revenue
Collaborations and contracts:
DoD	$861	$3,240	$2,620	$2,833	$2,453	$1,900	$3,622	$1,881
Monsanto	283	243	—	—	—	—	—	—
Other	—	206	(133)	128	391	232	185	187
	1,144	3,689	2,487	2,961	2,844	2,132	3,807	2,068
Monsanto licensing fees and milestone payments	626	545	—	—	—	—	—	—
Alnylam milestone payments	—	—	5,000	—	—	—	—	—
Acuitas milestone payments	—	150	—	—	—	—	—	—
Spectrum milestone and royalty payments	41	46	40	2	—	—	—	1,000
Total revenue	1,811	4,430	7,527	2,963	2,844	2,132	3,807	3,068
Expenses	(11,234)	(10,388)	(9,962)	(6,615)	(5,915)	(5,126)	(9,816)	(4,824)
Other income (losses)	3,342	(12,026)	(162)	(2,254)	57	448	44,195	(1,702)
Net (loss) income	(6,081)	(17,984)	(2,597)	(5,906)	(3,014)	(2,546)	38,186	(3,458)
Basic net (loss) income per share	$(0.28)	$(0.91)	$(0.15)	$(0.41)	$(0.21)	$(0.17)	$2.72	$(0.25)
Diluted net (loss) income per share	$(0.28)	$(0.91)	$(0.15)	$(0.41)	$(0.21)	$(0.17)	$2.51	$(0.25)

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

In Q3 2010, we signed a contract with the DoD to develop TKM-Ebola and have since incurred significant program costs related to equipment, materials and preclinical and clinical studies. These costs are included in our research, development, collaborations and contracts expenses. These costs are fully reimbursed by the DoD and this reimbursement amount is recorded as revenue. DoD revenue from the TKM-Ebola program also compensates us for labor and overhead and provides an incentive fee. In Q3 2012, the DoD issued a temporary stop-work order, which was subsequently lifted in Q4 2012 and the contract resumed. Revenue in Q4 2012 was unusually high due to an increase in our overhead rates. As described in our critical accounting policies, we estimate the labor and overhead rates to be charged under our TKM-Ebola contract and update these rate estimates throughout the year. In Q4 2012, we incurred unforecasted expenses which led to an increase in our TKM-Ebola contract overhead rates and, therefore, an increase in our revenue under the contract. Q1 2013 DoD revenue was lower as certain activities were still building momentum following the stop-work order. TKM-Ebola contract revenue increased in Q2, Q3 and Q4 2013 as technology transfer, manufacturing and non-clinical studies were all ongoing. On April 22, 2014, we signed a contract modification to increase the phase one targeted funding by $2.1 million to $43.8 million. The additional funding is to compensate us for unrecovered costs related to the temporary stop-work period that occurred in 2012 and to provide additional overhead funding should it be required. In Q1 2014, we earned $3.2 million in DoD revenue, due partially to an increase in activity as we move into Phase I Clinical Trial and animal testing. Also, as a result of the contract modification, we now expect to complete the initial phase of the contract close to budget which increases our estimate of total incentive fee to be earned under the contract and the amount we have earned to date. In Q2 2014, we recorded $0.9 million in DoD revenue.. In July 2014, we received notice from the U.S. Food and Drug Administration (FDA) that the TKM-Ebola Phase I healthy volunteer clinical study has been placed  on clinical hold. In August 2014, we received written notice from the FDA modifying the clinical hold to a “partial clinical hold,” allowing for the potential use of TKM-Ebola in individuals who have a confirmed or suspected Ebola infection. The program remains on clinical hold as it relates to the multiple-ascending dose portion of the Phase I clinical study in healthy volunteers with TKM-Ebola. We expect this matter to be resolved by Q4 2014.

In Q4 2013, we earned a $5.0 million milestone from Alnylam following their initiation of a Phase III trial enabled by our LNP technology.

In Q3 2012, we earned a $1.0 million milestone from Spectrum when they received accelerated approval for Marqibo from the U.S. Food and Drug Administration (FDA). In Q4 2013, we earned our first meaningful royalty payment from Spectrum, $0.04 million, as they shipped commercial orders of Marqibo.

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

In Q1 2014, we signed an Option Agreement and a Services Agreement with Monsanto for the use of our proprietary delivery technology and related intellectual property in agriculture. Over the option period, which is expected to be approximately four years, Monsanto will make payments to us to maintain their option rights.  In Q1 2014, we received $14.5 million of the $16.5 million near term payments of which $4.5 million relates to research services and $10.0 million for the use of our technology. The payments are being recognized on a straight-line basis over the option period. On June 30, 2014, we received a $1.5 million payment following the completion of specified program developments. This payment will be recognized as revenue on a straight-line basis over the option period.

Expenses / Expenses consist primarily of clinical and pre-clinical trial expenses, personnel expenses, consulting and third party expenses, reimbursable collaboration expenses, consumables and materials, patent filing expenses, facilities, stock-based compensation and general corporate costs.

Q3 2012, expenses were unusually low due in part to the TKM-Ebola contract stop-work order as discussed above. Our Q4 2012 expenses were unusually high as we paid staff bonuses and recorded $2.5 million in license fee charges related to Acuitas, Arcturus and other parties - see the Overview section of this discussion.

From Q4 2013 to Q2 2014, our expenses increased due to an increase in our research and development activities as we seek to move more products into the clinic.

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

Other losses in Q1 2014 consist primarily of a $13.6 million increase in the fair value of warrant liability due to the significant increase in our share price. Other income in Q2 2014 consists largely of a $5.8 million reduction in the fair value of our warrant liability as a result of a decrease in our share price and a $2.7 million foreign exchange loss as discussed further below.

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

RESULTS OF OPERATIONS

The following summarizes the results of our operations for the periods shown, in thousands:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

Total revenue	$1,811	$2,844	$6,241	$4,975
Operating expenses	11,234	5,915	21,622	11,040
Loss from operations	(9,423)	(3,071)	(15,381)	(6,065)
Net loss	$(6,081)	$(3,014)	$(24,065)	$(5,561)
Basic and diluted loss per share	(0.28)	(0.21)	(1.15)	(0.39)

Revenue / Revenue is summarized in the following table, in thousands:

	Three months ended June 30,
	2014	% of Total	2013	% of Total
DoD	$861	47%	$2,453	86%
Monsanto	283	16%	-	0%
BMS	-	0%	323	11%
Other RNAi collaborations	-	0%	68	2%
Total collaborations and contracts revenue	1,144	63%	2,844	100%

Monsanto licensing fee and milestone payments	626	35%	-	0%
Acuitas milestone payment	-	0%	-	0%
Spectrum milestone and royalty payments	41	2%	-	0%

Total revenue	$1,811		$2,844

	Six months ended June 30,
	2014	% of Total	2013	% of Total
DoD	$4,101	66%	$4,353	87%
Monsanto	526	9%	-	0%
BMS	206	3%	554	11%
Other RNAi collaborators	-	0%	68	1%
Total collaborations and contracts revenue	4,833	78%	4,975	100%

Monsanto licensing fee and milestone payments	1,171	19%	-	0%
Acuitas milestone payment	150	2%	-	0%
Spectrum milestone and royalty payments	87	1%	-	0%

Total revenue	$6,241		$4,975

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

Under the contract, we are being reimbursed for costs incurred, including an allocation of overheads, and we are being paid an incentive fee. DoD revenues and related contract expenses were lower in Q2 2014, as compared to Q2 2013, due to a decrease in activity.  In July 2014, we received notice from the FDA that our TKM-Ebola clinical study has been placed on clinical hold. In August 2014, we received written notice from the FDA modifying the clinical hold to a “partial clinical hold,” allowing for the potential use of TKM-Ebola in individuals who have a confirmed or suspected Ebola infection. The program remains on clinical hold as it relates to the multiple-ascending dose portion of the Phase I clinical study in healthy volunteers with TKM-Ebola. We expect this matter to be resolved by Q4 2014.

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

In January 2014, we received $14.5 million, of which $4.5 million relates to research services and $10.0 million for the use of our technology. We are recognizing this revenue on a straight-line basis over the option period, which is expected to be four years. In Q2 2014, we received a $1.5 million payment following the completion of specified program developments. We recorded an aggregate of $1.7 million in revenue for the use of our technology and for research activities.

Alnylam revenue

On November 122012, the Company entered into a new licensing agreement with Alnylam that replaces all earlier licensing, cross-licensing, collaboration, and manufacturing agreements. The Company also entered into a separate cross license agreement with Acuitas which includes milestone and royalty payments and Acuitas has agreed not to compete in the RNAi field for five years.

In Q1 2014, we recognized $0.15 million in milestone revenue from Acuitas following their receipt of a milestone from Alnylam with the initiation of a Phase III trial enabled by our LNP technology.

BMS revenue

In May 2010, we signed a formulation agreement with BMS under which BMS paid us $3.0 million to make a certain number of LNP formulations over the following four year period. At the end of 2013, we decided to extend the agreement’s end date from May 10, 2014 to December 31, 2014. Extending the agreement will give BMS more time to order LNP batches. We did not receive any monetary consideration for extending the agreement.

Spectrum revenue

Spectrum began making sales of Marqibo in September 2013. We are earning royalties on sales of Marqibo which uses a license to our technology.

Expenses / Expenses are summarized in the following table, in thousands:

	Three months ended June 30,
	2014	% of Total	2013	% of Total

Research, development, collaborations and contracts	$9,298	83%	$4,914	83%
General and administrative	1,787	16%	849	14%
Depreciation	149	1%	152	3%
Total operating expenses	$11,234		$5,195

	Six months ended June 30,
	2014	% of Total	2013	% of Total

Research, development, collaborations and contracts	$17,502	81%	$8,981	81%
General and administrative	3,837	18%	1,741	16%
Depreciation	283	1%	318	3%
Total operating expenses	$21,622		$11,040

Research, development, collaborations and contracts

Research, development, collaborations and contracts expenses consist primarily of clinical and pre-clinical trial expenses, personnel expenses, consulting and third party expenses, consumables and materials, as well as a portion of stock-based compensation and general corporate costs.

In the first half of 2014, we increased our spending on our newer product candidates, TKM-HBV and TKM-ALDH2 – see Overview. In Q2 2014, we incurred incremental costs for our TKM-HBV program as we are preparing to file an IND (or equivalent) in the second half of 2014. Spending on our PLK1 program also increased in Q2 2014, as compared to Q2 2013, as we expanded the number of clinical trial sites for the ongoing trial to achieve an acceleration in patient accrual and incurred set up costs for our HCC trial. In addition, we increased research activities related to our collaboration with Monsanto in the agricultural field.

R&D compensation expense increased in Q2 and in the first half of 2014 as compared to Q2 and in the first half of 2013 due to an increase in the number of both employees and contractors in support of our expanded portfolio of product candidates. In addition, our R&D stock-based compensation increased significantly due largely to the increase in our share price.

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

General and administrative

General and administrative expenses were higher in Q2 and in the first half of 2014 compared to Q2 and in the first half of 2013 due largely to an increase in compensation expense linked to our increase in employee base and a significant increase in stock-based compensation due largely to the increase in our share price.

Depreciation of property and equipment

Most of our recent property and equipment additions were related to our TKM-Ebola program and are not recorded as Company assets. As such, a large portion of our property and equipment is reaching full amortization.

Other income (losses) / Other income (losses) are summarized in the following table, in thousands:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

Interest income	$257	$146	$404	$290
Foreign exchange gains (losses)	(2,728)	(61)	(1,285)	(65)
(Increase) decrease in fair value of warrant liability	5,813	(28)	(7,803)	280
Total other income (losses)	$3,342	$57	$(8,684)	$504

Foreign exchange gains

For the three months ended June 30, 2014 and in the first half of 2014, we recorded foreign exchange losses of $2.7 million and $1.3 million respectively, which are primarily unrealized losses related to a depreciation in the value of our U.S. dollar funds when converted to our functional currency of Canadian dollars. Our policy is to maintain U.S. and Canadian dollar cash and investment balances based on our forecast of currency needs over the long term thereby creating a natural currency hedge. Holding non-functional currency balances, such as US dollars, will continue to result in the recording of unrealized foreign exchange gains and losses.

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

Generally, a decrease in our share price from the previous reporting date results in a decrease in the fair value of our warrant liability and vice versa.

We expect to see future changes in the fair value of our warrant liability and these changes will largely depend on the change in the Company’s share price, any change in our assumed rate of share price volatility, our assumptions for the expected lives of the warrants and warrant issuances or exercises.

LIQUIDITY AND CAPITAL RESOURCES

The following table summarizes our cash flow activities for the periods indicated, in thousands:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

Net income (loss) for the period	$(6,081)	$(3,014)	$(24,065)	$(5,560)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities	(3,192)	295	11,687	290
Changes in operating assets and liabilities	1,263	(75)	13,523	(364)
Net cash provided by (used in) operating activities	(8,010)	(2,794)	1,145	(5,634)
Net cash used in investing activities	(43,238)	(210)	(43,573)	(411)
Net cash provided by financing activities	234	68	59,523	206
Effect of foreign exchange rate changes on cash & cash equivalents	1,924	(1,454)	(545)	(2,453)
Net increase (decrease) in cash and cash equivalents	(49,090)	(4,390)	16,550	(8,292)
Cash and cash equivalents, beginning of period	134,357	43,122	68,717	47,024
Cash and cash equivalents, end of period	85,267	38,732	85,267	38,732

Since our incorporation, we have financed our operations through the sales of shares, units, debt, revenues from research and development collaborations and licenses with corporate partners, interest income on funds available for investment, and government contracts, grants and tax credits.

At June 30, 2014, we had cash and cash equivalents of $85.3 million and investments of $44.2 million as compared to cash and cash equivalents of $68.7 million at December 31, 2013.

For the six months ended June 30, 2014, operating activities provided $1.0 million in cash as compared to $5.6 million of cash used for the six months ended June 30, 2013. The increase in cash from operating activities is primarily related to cash received from Monsanto in 2014. Non-cash items to reconcile net loss to net cashed used or provided by operating activities primarily consist of unrealized foreign exchange gains and losses and change in fair value of warrant liability.

Financing activities used $44.8 million for the six months ended June 30, 2014 was largely due to guaranteed investment certificates acquired in April 2014.

On March 18, 2014, we completed an underwritten public offering of 2,125,000 common shares, at a price of $28.50 per share, representing gross proceeds of $60.6 million. The cost of financing, including commissions and professional fees, was $4.1 million, which gave us net proceeds of $56.5 million. For the six months ended June 30, 2014, we also received $3.0 million in finance funding from the exercise of warrants and options. We plan to use these proceeds to develop and advance product candidates through clinical trials, as well as for working capital and general corporate purposes.

Cash requirements / At December 31, 2013 we held $68.7 million in cash and cash equivalents. On March 18, 2014, we raised net proceeds of $56.5 million from a public offering. Our cash and cash equivalents and investments balance as at June 30, 2014 was $129.5 million. We believe we have sufficient cash resources for at least the next 12 months. In the future, substantial additional funds will be required to continue with the active development of our pipeline products and technologies. In particular, our funding needs may vary depending on a number of factors including:

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

CONTRACTUAL OBLIGATIONS

On June 23, 2014, we signed an agreement to renew the lease for our Burnaby office and lab facility. The lease term is for five years, commencing August 1, 2014 with three additional renew terms of five years each. The following table summarizes our contractual obligations as at June 30, 2014:

(in millions $)	Payments Due by Period
	Total	Less than 1 year	1 – 3 years	4 – 5 years	After 5 years
Contractual Obligations
Facility lease	5.9	1.0	3.6	1.3	—
Technology license obligations (1)	0.5	0.5	—	—	—

Total contractual obligations	6.4	1.5	3.6	1.3	—

1Relates to our expected fixed payment obligations under in-license agreements.

IMPACT OF INFLATION

Inflation has not had a material impact on our operations.

RELATED PARTY TRANSACTIONS

We have not entered into any related party transactions in the periods covered by this discussion.

OUTSTANDING SHARE DATA

At August 12, 2014, we had 22,105,977 common shares issued and outstanding, outstanding options to purchase an additional 1,926,675 common shares and outstanding warrants to purchase an additional 606,000 common shares.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in our quantitative and qualitative disclosures about market risk from those disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

ITEM 4.	CONTROLS AND PROCEDURES

As of June 30, 2014, an evaluation of the effectiveness of our “disclosure controls and procedures” (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) was carried out by our management, with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO). Based upon that evaluation, the CEO and CFO have concluded that as of June 30, 2014, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission (the “Commission”) rules and forms and (ii) accumulated and communicated to the management of the registrant, including the CEO and CFO, to allow timely decisions regarding required disclosure.

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

No change in our internal control over financial reporting (as defined in Rules 13a–15(f) and 15d–15(f) under the Exchange Act) occurred during the three months ended June 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Other than as described below, there have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

The FDA may place holds on our clinical trial programs which may prevent or delay us from completing our clinical trial programs or lead to the imposition of further clinical holds or the failure of our product candidates to obtain marketing approval.

In July 2014, we received notice from the FDA that the TKM-Ebola IND had been placed on clinical hold. The FDA is seeking data to elucidate the mechanism of potential cytokine release and a modification to the protocol for the multiple ascending dose portion of the trial to ensure the safety of healthy volunteers. In August 2014, the FDA modified its clinical hold to a “partial clinical hold,” allowing for the potential use of TKM-Ebola in individuals who have confirmed or suspected Ebola infection. The company remains on clinical hold as it relates to the multi-ascending dose portion of the Phase I clinical study in healthy volunteers with TKM-Ebola.

There can be no assurance that the FDA will lift the partial hold on the TKM-Ebola IND on a timely basis, or at all. Additionally, the FDA could impose additional requirements that may significantly increase the time and expense of obtaining FDA approval, which could delay or prevent marketing.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit Number	Description

10.1††**	Amendment No. 1 to the Option Agreement by and among Tekmira Pharmaceuticals Corporation, Protiva Biotherapeutics Inc., Protiva Agricultural Development Company Inc. and Monsanto Canada Inc. dated January 12, 2014.

10.2**	Renewal and Modification of Lease Agreement with Canada Lands Company CLC Limited dated December 15, 1997, as amended.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data Files

______________________
**Filed herewith.

††Confidential treatment has been requested as to portions of this exhibit.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 14, 2014.

TEKMIRA PHARMACEUTICALS CORPORATION

By:	/s/ Mark Murray
Mark Murray
President and Chief Executive Officer