Form 10-Q
period 2014-09-30
TEKMIRA PHARMACEUTICALS Corp
filed 2014-11-07
CIK 1447028

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

As of October 31, 2014, the registrant had 22,313,877 common shares, no par value, outstanding.

TEKMIRA PHARMACEUTICALS CORP.

PART I . FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS (Unaudited)

TEKMIRA PHARMACEUTICALS CORPORATION

Condensed Consolidated Balance Sheets

(Unaudited)

(Expressed in US dollars and in thousands, except share and per share amounts)

(Prepared in accordance with U.S. GAAP)

	September 30 2014	December 31 2013
Assets
Current assets:
Cash and cash equivalents	$78,177	$68,717
Short-term investments (note 2)	30,580	-
Accounts receivable	2,094	117
Accrued revenue	152	212
Deferred expenses	-	173
Investment tax credits receivable	38	40
Prepaid expenses and other assets	696	1,084
Total current assets	111,737	70,343

Long-term investments (note 2)	11,709	-
Property and equipment	13,093	13,039
Less accumulated depreciation	(11,480)	(11,666)
Property and equipment, net of accumulated
depreciation	1,613	1,373
Total assets	$125,059	$71,716

Liabilities and stockholders' equity
Current liabilities:
Accounts payable and accrued liabilities (note 4)	$5,904	$3,680
Deferred revenue (note 3)	4,877	3,463
Warrants (note 2)	8,707	5,379
Total current liabilities	19,488	12,522
Deferred revenue, net of current portion (note 3)	10,075	-
Total liabilities	29,563	12,522
Stockholders’ equity:
Common shares (note 5)
Authorized - unlimited number with no par value
Issued and outstanding: 22,281,877 (December 31, 2013 - 19,048,900)	288,355	216,702
Additional paid-in capital	25,872	25,343
Deficit	(199,696)	(167,027)
Accumulated other comprehensive loss	(19,035)	(15,824)
Total stockholders' equity	95,496	59,194
Total liabilities and stockholders' equity	$125,059	$71,716

Nature of business and future operations (note 1)

Contingencies and commitments (note 7)

Subsequent event (note 8)

See accompanying notes to the condensed consolidated financial statements.

TEKMIRA PHARMACEUTICALS CORPORATION

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

(Expressed in US dollars and in thousands, except share and per share amounts)

(Prepared in accordance with U.S. GAAP)

	Three months ended September 30		Nine months ended September 30
	2014	2013	2014	2013
Revenue (note 3)
Collaborations and contracts	$3,578	$2,961	$8,411	$7,936
Licensing fees, milestone and
royalty payments	784	2	2,192	2
Total revenue	4,362	2,963	10,603	7,938

Expenses
Research, development, collaborations
and contracts	9,309	5,506	26,811	14,487
General and administrative	1,764	960	5,601	2,701
Depreciation of property and equipment	133	148	416	466
Total expenses	11,206	6,614	32,828	17,654

Loss from operations	(6,844)	(3,651)	(22,225)	(9,716)

Other income (losses)
Interest income	304	129	708	419
Foreign exchange gains (losses)	3,076	52	1,791	(13)
Increase in fair value of warrant liability	(5,140)	(2,435)	(12,943)	(2,155)

Net loss	$(8,604)	$(5,905)	$(32,669)	$(11,465)

Loss per common share
Basic and diluted	$(0.39)	$(0.41)	$(1.53)	$(0.79)

Weighted average number of common shares
Basic and diluted	22,159,269	14,511,760	21,349,315	14,421,444

Comprehensive loss
Cumulative translation adjustment	(4,827)	710	(3,211)	(1,401)
Comprehensive loss	$(13,431)	$(5,195)	$(35,880)	$(12,866)

See accompanying notes to the condensed consolidated financial statements.

TEKMIRA PHARMACEUTICALS CORPORATION

Condensed Consolidated Statement of Stockholders’ Equity

(Unaudited)
(Expressed in US dollars and in thousands, except share amounts)

(Prepared in accordance with U.S. GAAP)

	Number of shares	Share capital	Additional paid-in capital	Deficit	Accumulated other comprehensive loss	Total stockholders' equity
Balance, December 31, 2013	19,048,900	$216,702	$25,343	$(167,027)	$(15,824)	$59,194

Stock-based compensation	-	-	2,714	-	-	2,714

Issuance of common shares pursuant to exercise of options	562,314	4,525	(2,185)	-	-	2,340

Issuance of common shares pursuant to exercise of warrants	545,663	10,651	-	-	-	10,651

Issuance of common shares in conjunction with the private offering, net of issuance costs of $4,085,000	2,125,000	56,477	-	-	-	56,477

Currency translation adjustment	-	-	-	-	(3,211)	(3,211)

Net loss	-	-	-	(32,669)	-	(32,669)

Balance, September 30, 2014	22,281,877	$288,355	$25,872	$(199,696)	$(19,035)	$95,496

See accompanying notes to the condensed consolidated financial statements.

TEKMIRA PHARMACEUTICALS CORPORATION

Condensed Consolidated Statements of Cash Flow

(Unaudited)
(Expressed in US dollars and in thousands)

(Prepared in accordance with U.S. GAAP)

	Three months ended September 30		Nine months ended September 30
	2014	2013	2014	2013
OPERATING ACTIVITIES
Loss for the period	$(8,604)	$(5,905)	$(32,669)	$(11,465)
Items not involving cash:
Depreciation of property and equipment	133	148	416	466
Stock-based compensation - research, development, collaborations and contract expenses	326	172	1,966	361
Stock-based compensation - general and administrative expenses	119	48	748	102
Unrealized foreign exchange (gains) losses	(3,245)	15	(1,913)	24
Change in fair value of warrant liability	5,140	2,435	12,943	2,155
Net change in non-cash operating items:
Accounts receivable	(1,852)	(2,318)	(2,030)	(2,948)
Accrued revenue	39	1,981	51	1,162
Deferred expenses	56	53	168	170
Investment tax credits receivable	-	10	-	10
Prepaid expenses and other assets	(383)	(47)	342	(548)
Accounts payable and accrued liabilities	2,357	(724)	2,465	618
Deferred revenue	(806)	462	11,938	589

Net cash used in operating activities	(6,720)	(3,670)	(5,575)	(9,304)

INVESTING ACTIVITIES
Acquisition of investments	(291)	-	(43,283)	-
Acquisition of property and equipment	(152)	(120)	(733)	(531)

Net cash used in investing activities	(443)	(120)	(44,016)	(531)

FINANCING ACTIVITIES
Proceeds from issuance of common shares, net of issuance costs	-	-	56,477	-
Issuance of common shares pursuant to exercise of options	268	22	2,340	111
Issuance of common shares pursuant to exercise of warrants	416	54	1,390	171

Net cash provided by financing activities	684	76	60,207	282

Effect of foreign exchange rate changes on cash and cash equivalents	(611)	817	(1,156)	(1,636)

Increase (decrease) in cash and cash equivalents	(7,090)	(2,897)	9,460	(11,189)
Cash and cash equivalents, beginning of period	85,267	38,732	68,717	47,024
Cash and cash equivalents, end of period	$78,177	$35,835	$78,177	$35,835

Supplemental cash flow information

Fair value of warrants exercised on a cashless basis	$-	(678)	$(116)	$(894)
Investment tax credits received	-	10	-	$10

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

Basis of presentation

Tekmira Pharmaceuticals Corporation was incorporated on October 6, 2005 as an inactive wholly owned subsidiary of Inex Pharmaceuticals Corporation (“Inex”). Pursuant to a “Plan of Arrangement” effective April 30, 2007, the business, and substantially all of the assets and liabilities of Inex were transferred to the Company. The condensed consolidated financial statements for all periods presented herein include the consolidated operations of Inex until April 30, 2007 and the operations of the Company thereafter.

These unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles of the United States of America (“U.S. GAAP”) for interim financial statements and accordingly, do not include all disclosures required for annual financial statements. These statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the year ended December 31, 2013 and included in the Company’s 2013 annual report on Form 10-K. These unaudited condensed consolidated financial statements reflect, in the opinion of management, all adjustments and reclassifications necessary to present fairly the financial position, results of operations and cash flows at September 30, 2014 and for all periods presented. The results of operations for the three and nine months ended September 30, 2014 and September 30, 2013 are not necessarily indicative of the results for the full year. These condensed consolidated financial statements follow the same significant accounting policies as those described in the notes to the audited consolidated financial statements of the Company for the year ended December 31, 2013, with the exception of the recent accounting pronouncement described further below.

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

Income or loss per share

Income or loss per share is calculated based on the weighted average number of common shares outstanding. Diluted loss per share does not differ from basic loss per share since the effect of the Company’s stock options and warrants is anti-dilutive. Diluted income per share is calculated using the treasury stock method which uses the weighted average number of common shares outstanding during the period and also includes the dilutive effect of potentially issuable common shares from outstanding, in-the-money stock options and warrants. At September 30, 2014, potential common shares of 2,356,025 (September 30, 2013 – 3,163,771) were excluded from the calculation of income per common share because their inclusion would be anti-dilutive.

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

The following tables present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis, and indicate the fair value hierarchy of the valuation techniques used to determine such fair value:

	Level 1	Level 2	Level 3	September 30, 2014
Assets
Cash and cash equivalents	$78,177	-	-	$78,177
Guaranteed investment certificates	42,289	-	-	42,289
Total	$120,466	-	-	$120,466

Liabilities
Warrants	-	-	$8,707	$8,707
Financial instrument	-	-	0	0
Total	-	-	$8,707	$8,707

	Level 1	Level 2	Level 3	December 31, 2013
Assets
Cash and cash equivalents	$68,717	-	-	$68,717

Liabilities
Warrants	-	-	$5,379	$5,379

The Company acquired guaranteed investment certificates in April 2014, which are classified as short-term and long-term investments on the balance sheet. Short-term investments have original maturities between three months and twelve months. Long-term investments have original maturities greater than twelve months. For the period ended September 30, 2014, the value of short-term investments is $30,580,000 with original maturities between six to twelve months, and the value of the long-term investment is $11,709,000 with an original maturity of eighteen months.

The Company used a discounted cash flow model to determine the fair value of the financial instrument related to Monsanto’s call option to acquire the equity or all of the assets of PADCo, as described in note 3. The fair value was determined at the date of recognition, and at each reporting date. The initial fair value of the financial liability was nil, and there has been no change to its fair value as at September 30, 2014.

TEKMIRA PHARMACEUTICALS CORPORATION

Notes to condensed consolidated financial statements (unaudited)

(Expressed in US dollars – tabular amounts in thousands)

The following table presents the changes in fair value of the Company’s warrants:

	Liability at beginning of the period	Opening liability of warrants issued in the period	Fair value of warrants exercised in the period	Increase in fair value of warrants	Foreign exchange loss	Liability at end of the period
Nine months ended September 30, 2014	$5,379	-	$(9,260)	$12,943	$(355)	$8,707

The change in fair value of warrant liability for the nine months ended September 30, 2014 is recorded in the statement of operations and comprehensive loss.

The weighted average Black-Scholes option-pricing assumptions and the resultant fair values, in thousands, for warrants outstanding at September 30, 2014 and at December 31, 2013 are as follows:

	September 30, 2014	December 31, 2013

Dividend yield	0.00%	0.00%
Expected volatility	115.31%	47.03%
Risk-free interest rate	1.13%	1.13%
Expected average term (years)	0.7	1.6
Fair value of warrants outstanding	$18.59	$5.30
Aggregate fair value of warrants outstanding	$8,707	$5,379
Number of warrants outstanding	468,350	1,014,728

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

Effective October 1, 2013, the Company began using United States dollars as its reporting currency. All assets and liabilities are translated using the exchange rate at the balance sheet date (September 30, 2014 – 0.8929; December 31, 2013 – 0.9402). Revenues, expenses and other income (losses) are translated using the average rate for the period (nine months ended September 30, 2014 – 0.9139; nine months ended September 30, 2013 – 0.9710), except for large transactions, for which the exchange rate on the date of the transaction is used. Equity accounts are translated using the historical rate. As the translation differences from the Company’s functional currency of Canadian dollars to the Company’s reporting currency of U.S. dollars are unrealized gains and losses, the differences are recorded in other comprehensive income (loss), and do not impact the calculation of Income or Loss per Share.

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

In June 2014, the FASB issued ASU 2014-12, Compensation – Stock Compensation (ASC 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. The update is intended to resolve diverse accounting treatment of share-based payments that require a specific performance target to be achieved in order for employees to become eligible to vest in the awards. The update is effective for annual periods and interim periods within those annual periods, beginning after December 15, 2015, which for the Company means January 1, 2016. The amendments should be applied either (1) prospectively to all share-based payment awards that are granted or modified on or after the effective date; or (2) retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter. Earlier application is permitted. The Company does not currently have any unvested performance based options and does not expect to issue any in the future, so the adoption of this guidance is not expected to have any impact on the Company’s consolidated financial statements.

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements – Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. The update is intended to provide guidance in GAAP about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. Under amendments to GAAP, the assessment period is within one year after the date that the financial statements are issued (or available to be issued). The amendments are effective for the annual period ending after December 15, 2016, which for the Company means January 1, 2017, and for annual periods and interim periods thereafter. Early application is permitted. The Company does not plan to early adopt this update. The extent on the impact of this adoption has not yet been determined.

TEKMIRA PHARMACEUTICALS CORPORATION

Notes to condensed consolidated financial statements (unaudited)

(Expressed in US dollars – tabular amounts in thousands)

3.	Collaborations, contracts and licensing agreements

The following tables set forth revenue recognized under collaborations, contracts and licensing agreements:

	Three months ended Sept 30		Nine months ended Sept 30
	2014	2013	2014	2013
Collaborations and contracts
DoD (a)	$1,493	$2,833	$5,594	$7,186
Monsanto (b)	283	-	809	-
BMS (d)	1,552	102	1,758	657
Other RNAi collaborators (e)	250	26	250	93
Total research and development collaborations and contracts	3,578	2,961	8,411	7,936
Licensing fees, milestone and royalty payments
Monsanto licensing fees and milestone payments (b)	730	-	1,901	-
Acuitas milestone payments (c)	-	-	150	-
Spectrum royalty payments (f)	54	2	141	2
Total licensing fees, milestone and royalty payments	784	2	2,192	2
Total revenue	$4,362	$2,963	$10,603	$7,938

The following table sets forth deferred collaborations and contracts revenue:

	September 30, 2014	December 31, 2013

DoD (a)	$230	$1,655
Monsanto current portion (b)	4,397	-
BMS (d)	-	1,808
Other RNAi collaborators (e)	250	-
Deferred revenue, current portion	4,877	3,463
Monsanto long-term portion (b)	10,075	-
Total deferred revenue	$14,952	$3,463

(a)	Contract with United States Government’s Department of Defense (“DoD”) to develop TKM-Ebola

On July 14, 2010, the Company signed a contract with the DoD to advance TKM-Ebola, an RNAi therapeutic utilizing the Company’s lipid nanoparticle technology to treat Ebola virus infection.

In the initial stage of the contract, funded as part of the Transformational Medical Technologies program, the Company was eligible to receive up to $34,748,000. This initial funding is for the development of TKM-Ebola including completion of preclinical development, filing an Investigational New Drug application with the United States Food and Drug Administration (“FDA”) and completing a Phase 1 human safety clinical trial. On May 8, 2013, the Company announced that the contract had been modified to add $6,971,000 in funding to support development plans that integrate recent advancements in lipid nanoparticle (“LNP”) formulation and manufacturing technologies. On April 22, 2014, the Company and the DoD signed a contract modification to further increase the stage one targeted funding by $2,100,000 to $43,819,000. The additional funding is to compensate the Company for unrecovered overheads related to the temporary stop-work period that occurred in 2012 and to provide additional overhead funding should it be required.

The DoD has the option of extending the contract beyond the initial funding period to support the advancement of TKM-Ebola through to the completion of clinical development and FDA approval. Based on the contract’s original budget this would provide the Company with up to $140,000,000 in funding for the entire program.

TEKMIRA PHARMACEUTICALS CORPORATION

Notes to condensed consolidated financial statements (unaudited)

(Expressed in US dollars – tabular amounts in thousands)

Under the contract, the Company is reimbursed for costs incurred, including an allocation of overhead costs, and is paid an incentive fee. At the beginning of the fiscal year the Company estimates its labour and overhead rates for the year ahead, and updates these rate estimates throughout the year. At the end of the year the actual labour and overhead rates are calculated and revenue is adjusted accordingly. The Company’s actual labour and overhead rates will differ from its estimated rates based on actual costs incurred and the proportion of the Company’s efforts on contracts and internal products versus indirect activities. Within minimum and maximum collars, the amount of incentive fee the Company can earn under the contract varies based on costs incurred versus budgeted costs. During the contractual period, incentive fee revenue and total costs are impacted by management’s estimate and judgments which are continuously reviewed and adjusted as necessary using the cumulative catch-up method. At September 30, 2014, the Company believes it can reliably estimate the final contract costs so has recognized the portion of expected incentive fee which has been earned to date.

(b)	Option and Services Agreements with Monsanto Company (“Monsanto”)

On January 13, 2014, the Company and Monsanto signed an Option Agreement and a Services Agreement (together, the “Agreements”). Under the Agreements, Monsanto has an option to obtain a license to use the Company’s proprietary delivery technology and related intellectual property for use in agriculture. Over the option period, which is expected to be approximately four years, the Company will provide lipid formulations for Monsanto’s research and development activities, and Monsanto will make certain payments to the Company to maintain its option rights. The maximum potential value of the transaction is $86,200,000 following the successful completion of milestones. As at September 30, 2014, the Company had received $16,000,000 in near term payments and is due to receive a further $1,500,000 as outlined in the terms of the Agreements. The amounts received and receivable relate to research services and use of the Company’s technology over the option period, and are recognized as revenue on a straight-line basis over the option period.

Under the Agreements, the Company has established a wholly-owned subsidiary, PADCo. The Company has determined that PADCo is a variable interest entity (“VIE”); however, Monsanto is the primary beneficiary of the arrangement. PADCo was established to perform research and development activities, which have been funded by Monsanto in return for a call option to acquire the equity or all of the assets of PADCo. At any time during the option period, Monsanto may choose to exercise its option, in which case Monsanto would pay the Company an option exercise fee and would receive a worldwide, exclusive right to use the Company’s proprietary delivery technology in the field of agriculture. Monsanto may elect to terminate this option at their discretion. The Company retains all rights to therapeutics uses of all current intellectual property and intellectual property developed under the Agreements. The Company’s initial investment is not significant, and has no implied or unfunded commitments and the maximum exposure to loss is limited to the amount of investment in the entity. The Company has included its investment in PADCo in Other Assets. There were no significant assets or liabilities for PADCo as at September 30, 2014. There was no equity income or loss recorded for the three or nine-month periods ended September 30, 2014.

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

Milestone receipts and payments

In the nine months ended September 30, 2014, the Company earned a $150,000 milestone from Acuitas, subsequent to Acuitas receiving a milestone payment from Alnylam with respect to Alnylam initiating a Phase III trial for ALN-TTR02.

Arbitration with Alnylam and Ascletis Pharmaceuticals (Hangzhou) Co. Ltd. (“Ascletis”)

On June 21, 2013, the Company transferred manufacturing process technology to Ascletis to enable them to produce ALN-VSP, a product candidate licensed to them by Alnylam. The Company believes that under the new licensing agreement with Alnylam, the technology transfer to Ascletis triggered a $5,000,000 milestone obligation from Alnylam to the Company. However, Alnylam has demanded a declaration that the Company has not yet met its milestone obligations. The Company disputes Alnylam’s position. To remedy this dispute, the Company and Alnylam have commenced arbitration proceedings as provided for under the agreement.  The Company has not recorded any revenue in respect of this milestone.

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

In December 2013, the Company offered BMS an extension to the agreement’s end date from May 10, 2014 to December 31, 2014. Extending the agreement would give BMS more time to order LNP batches. The offer of an extension in December 2013 resulted in a cumulative revenue adjustment recorded for the year ended December 31, 2013. In August 2014, the Company received notification that the extension would not occur. As such the agreement expired and both companies’ obligations under the agreement have ended. Revenue earned for the nine months ended September 30, 2014 relate to batches shipped to BMS during the period and the release of any remaining deferred revenue balance now that the agreement has expired.

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

Talon was acquired by Spectrum in July 2013. The acquisition did not affect the terms of the license between Talon and the Company. On September 3, 2013, Spectrum announced that they had shipped the first commercial orders of Marqibo. For the three and nine months ended September 30, 2014, the Company recorded $54,000 and $141,000 in Marqibo royalty revenue respectively (three and nine months ended September 30, 2013 – $2,000). For the nine months ended September 30, 2014, the Company accrued 2.5% in royalties due to TPC in respect of the Marqibo royalty earned by the Company – see note 7, contingencies and commitments.

TEKMIRA PHARMACEUTICALS CORPORATION

Notes to condensed consolidated financial statements (unaudited)

(Expressed in US dollars – tabular amounts in thousands)

4.	Accounts payable and accrued liabilities

Accounts payable and accrued liabilities is comprised of the following:

	September 30, 2014	December 31, 2013

Trade accounts payable	$ 3,389	$ 1,217
Research and development accruals	1,492	1,405
Professional fee accruals	525	247
Deferred lease inducements	80	16
Other accrued liabilities	418	795
	$ 5,904	$ 3,680

5.	Financing

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

The carrying amount of financial assets represents the maximum credit exposure. The maximum exposure to credit risk at September 30, 2014 was the accounts receivable balance of $2,094,000 (December 31, 2013 - $117,000).

All accounts receivable balances were current as at September 30, 2014 and at December 31, 2013.

7.	Contingencies and commitments

Product development partnership with the Canadian Government

The Company entered into a Technology Partnerships Canada ("TPC") agreement with the Canadian Federal Government on November 12, 1999. Under this agreement, TPC agreed to fund 27% of the costs incurred by the Company, prior to March 31, 2004, in the development of certain oligonucleotide product candidates up to a maximum contribution from TPC of $7,179,000 (C$9,323,000). As at September 30, 2014, a cumulative contribution of $3,348,000 (C$3,702,000) has been received and the Company does not expect any further funding under this agreement. In return for the funding provided by TPC, the Company agreed to pay royalties on the share of future licensing and product revenue, if any, that is received by the Company on certain non-siRNA oligonucleotide product candidates covered by the funding under the agreement. These royalties are payable until a certain cumulative payment amount is achieved or until a pre-specified date. In addition, until a cumulative amount equal to the funding actually received under the agreement has been paid to TPC, the Company agreed to pay 2.5% royalties on any royalties the Company receives for Marqibo. For the three and nine months ended September 30, 2014, the Company earned royalties on Marqibo sales in the amount of $54,000 and $141,000 respectively (nine months ended September 30, 2013 – $2,000) (see note 3(f)), resulting in $4,000 being recorded by the Company as royalty payable to TPC (December 31, 2013 - $1,000). The cumulative amount paid or accrued up to September 30, 2014 was $5,000, resulting in the contingent amount due to TPC being $3,343,000 (C$3,697,000).

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

Service agreement with Monsanto Company (“Monsanto”)

On January 13, 2014, the Company and Monsanto signed a Services Agreement (“the Services Agreement”) concurrently with the Option agreement, discussed in note 3. Under the Services Agreement, the Company will make payments to Monsanto for research services over the option period, which is expected to be approximately four years, up to a maximum of $5,000,000. During the three and nine months ended September 30, 2014, the Company paid $250,000 and $750,000, respectively, to Monsanto for research services and expects to make a further payment of $250,000 in October 2014.

Lease renewal agreement

On June 23, 2014, the Company signed a renewal agreement to the operating lease for its laboratory and office premises. The renewal is effective August 1, 2014 and expires July 31, 2019, but the Company has the option to extend the lease to 2024, 2029, and 2034. The renewal agreement includes lease inducements, which are amortized on a straight-line basis over the term of the lease, in accordance with the Company’s accounting policy.

Following the lease renewal, the minimum rent and estimated operating cost commitment, net of lease inducements, is as follows:

Three-month period to December 31, 2014	$144,000
Year ended December 31, 2015	1,159,000
Year ended December 31, 2016	1,159,000
Year ended December 31, 2017	1,159,000
Year ended December 31, 2018	1,159,000
Year ended December 31, 2019	676,000
$5,456,000

8.	Subsequent event

DoD exercises option in current TKM-Ebola contract

In November 2014, the DoD Joint Project Manager Medical Countermeasure Systems BioDefense Therapeutics (JPM-MCS-BDTX) has exercised an option in the current contract with Tekmira to manufacture a modified RNAi therapeutic targeting the Ebola Guinea variant. To support the continued development of anti-Ebola therapeutics, Tekmira has been awarded an additional $7,000,000 in funding to scale up and GMP manufacture the product for approximately 500 treatment courses.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis by our management of our financial position and results of operations in conjunction with our audited consolidated financial statements and related notes thereto included as part of our Annual Report on Form 10-K for the year ended December 31, 2013 and our unaudited condensed consolidated financial statements for the three and nine-month periods ended September 30, 2014. Our consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles and are presented in U.S. dollars. We have determined that as of January 1, 2015, we will be deemed to be a “domestic issuer” for SEC reporting purposes. As a result, we will be required to comply with SEC disclosure and proxy solicitation rules applicable to domestic issuers. In addition, our executive officers, directors and any 10% shareholder will become subject to the provisions of Section 16 of the Securities Exchange Act of 1934, as amended. Effective December 31, 2013, we have already been voluntarily filing on many domestic forms, including the Form 10-Q, 8-K, and 10-K.

FORWARD-LOOKING STATEMENTS

The information in this report contains forward-looking information and forward-looking statements (collectively, forward-looking statements) within the meaning of applicable securities laws. Forward-looking statements in this report include statements about Tekmira’s strategy, future operations, clinical trials, prospects and the plans of management; RNAi (ribonucleic acid interference) product development programs; the effects of Tekmira’s products on the treatment of cancer, chronic Hepatitis B infection, infectious disease such as Ebola and Marburg virus infections, alcohol use disorder, and other diseases; new product development and partnering opportunities; the potency and broader therapeutic index of third generation-LNP formulation; Tekmira’s strategy for optimizing market access for TKM-HBV; filing an Investigational New Drug (IND) application, or equivalent, in the second half of 2014 in order to advance TKM-HBV into a Phase I clinical trial in early 2015; completion of the necessary preclinical work to be in a position to file on the development of TKM-Ebola under the “Animal Rule”; the Phase I clinical trial with TKM-Ebola; Fast Track designation from the US FDA for the development of TKM-Ebola; the partial clinical hold on TKM-Ebola by the FDA, Tekmira’s response to the partial clinical hold and expectations of not resolving the matter by the fourth quarter of this year; the potential for use of TKM-Ebola in individuals who have confirmed or suspected Ebola infection under expanded access protocols (or emergency INDs); Health Canada’s framework for the potential use of TKM-Ebola; the funding of the consortium from the Wellcome Trust, including funds for the manufacture of investigational therapeutics as well as the establishment of an operational clinical trials platform in two or more EVD treatment centers in West Africa, and the prioritization of RNAi as an investigational therapeutic and the potential selection of Tekmira’s products; the design of the “Ebola Guinea” variant; limited GMP manufacture of the Ebola-Guinea variant and anticipated supply available in early December 2014 for use by various collaborators, and definitive agreements thereon; the $7 million award from the DoD (JPM-MCS-BDTX) for scale-up and GMP manufacture of TKM-Ebola-Guinea for approximately 500 treatment courses; Gastrointestinal Neuroendocrine Tumors (GI-NET) or Adrenocortical Carcinoma (ACC) in a Phase I/II clinical trial with TKM-PLK1, and expected interim data from this trial in the fourth quarter of 2014; the initiation of a Phase I/II clinical trial with TKM-PLK1 enrolling patients with Hepatocellular Carcinoma (HCC), with interim data expected to be disclosed in 2016; the presentation of results of Tekmira’s pre-clinical work and potential partnering or external funding opportunities for TKM-ALDH2, the timing of filing an IND or equivalent; our focus on rare diseases, including glycogen storage diseases and rare forms of hypertriglyceridemia; the generation of data and the expectation of identifying another development candidate in the fourth quarter of 2014; our rights under the RNAi intellectual property of Alnylam to develop thirteen RNAi therapeutic products; our non-exclusive license to use UNAs from Arcturus Therapeutics, Inc.; Alnylam’s three LNP-based products in clinical development (ALN-TTR02 (patisiran), ALN-VSP and ALN-PCS02); arbitration proceedings with Alnylam in connection with ALN-VSP; the potential quantum of value of the transactions contemplated in the Monsanto option agreement; ongoing advances in next-generation LNP technologies; anticipated royalty receipts based on sales of Marqibo; future changes in the fair value of our warrant liability based on our share price; foreign exchange rate fluctuation and Tekmira’s currency needs; statements regarding the sufficiency of our cash resources for the next 12 months; statements with respect to revenue and expense fluctuation and guidance; the quantum and timing of potential funding.

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

OVERVIEW

Tekmira is a biopharmaceutical company focused on developing and advancing novel RNA interference therapeutics, as well as pursuing partnering opportunities for its leading lipid nanoparticle (LNP) delivery technology. RNAi has the potential to generate a broad new class of therapeutics that take advantage of the body’s own natural processes to silence genes—or more specifically to eliminate specific gene-products, from the cell. With this ability to eliminate disease-causing proteins from cells, RNAi products represent opportunities for therapeutic intervention that have not been achievable with conventional drugs. Delivery technology is crucial in order to protect RNAi drugs in the bloodstream following administration, allow efficient delivery to the target cells, and facilitate cellular uptake and release into the cytoplasm of the cell. Tekmira’s LNP technology represents the most widely adopted delivery technology in RNAi, enabling eight clinical trials and administered to well over 220 patients to date. Furthermore, recent results demonstrate that multi-dosing with LNP has been well-tolerated with treatments out to one year.

LNP can also enable a wide variety of nucleic acid payloads, including messenger RNA. As such, we continue to see new product development and partnering opportunities based on our industry-leading delivery expertise.

Our Product Candidates

With both anti-viral and oncology product platforms, we are advancing our RNAi product pipeline with a focus on areas where there is a significant unmet medical need and commercial opportunity.

TKM-HBV

Our extensive experience in antiviral drug development has been applied to our TKM-HBV program to develop an RNAi therapeutic for chronic hepatitis B infection (HBV).

TKM-HBV is designed to eliminate a viral protein called surface antigen (HBsAg) expression in patients infected with HBV. Reducing HBsAg is thought to be a key prerequisite to enable a patient to raise an adequate antibody response against the virus. The ability of TKM-HBV to inhibit numerous viral elements in addition to HBsAg increases the likelihood of successfully controlling the viral infection.

TKM-HBV is being developed as a multi-component RNAi therapeutic that simultaneously targets three sites on the HBV genome. The plan is for TKM-HBV to be administered without prophylactic steroid treatment. Targeting these three distinct and highly conserved sites on the HBV genome is intended to facilitate potent knockdown of all viral mRNA transcripts and viral antigens across a broad range of HBV genotypes and reduce the risk of developing antiviral resistance. Because HBV is a viral infection of the liver, the TKM-HBV therapeutic will employ a liver-centric, third generation LNP formulation. This formulation is more potent and has a broader therapeutic index than any other LNP currently in clinical development. This combination will result in broad and effective inhibition of the hepatitis B virus at multiple critical functional nodes including HBsAg, our primary therapeutic target.

We presented results from our preclinical studies at the 10th Annual Meeting of the Oligonucleotide Therapeutics Society Meeting held in San Diego, California, on October 15, 2014. Among the results reported is the potent and rapid reduction in HBsAg demonstrated by TKM-HBV in several well-validated models. In these models, TKM-HBV treatment resulted in reductions in both intrahepatic and serum HBsAg, as well as reductions in HBV DNA, covalently closed circular DNA (cccDNA), HBeAg and HBcAg. A rapid 1 log reduction in serum HBsAg was achieved with a single 1 mg/kg dose of TKM-HBV in the humanized mouse model, which closely mimics chronic human hepatitis B infection. 1-2 log viral reductions from similar single-dose LNP treatments in two other true-infection animal models have also been demonstrated.

Tekmira’s data shows that inclusion of three RNAi triggers results in a more broadly effective knockdown of hepatitis B viral elements than a single trigger alone. The mode of action of TKM-HBV complements standard of care nucleoside/nucleotide (NUC) therapy, and lack of drug antagonism has been demonstrated with entecavir, lamivudine and tenofovir on infected primary human hepatocytes. This data supports the utility of TKM-HBV as a potential new therapeutic option for treating patients with chronic HBV infection. Our plan is to file an Investigational New Drug Application (IND), or equivalent document, by the end of this year, and initiate clinical trials in early 2015.

TKM-Ebola

TKM-Ebola, an anti-Ebola viral therapeutic, is being developed under a $140 million contract with the U.S. Department of Defense (DoD) Joint Project Manager Medical Countermeasure Systems BioDefense Therapeutics (JPM-MCS-BDTX). In 2010, preclinical studies were published in the medical journal The Lancet demonstrating that when RNAi triggers targeting the Ebola virus and delivered by Tekmira’s LNP technology were used to treat previously infected non-human primates, the result was 100 percent protection from an otherwise lethal dose of Zaire Ebola virus (Geisbert et al., The Lancet, Vol. 375, May 29, 2010).

In May 2013, our collaboration with the JPM-MCS-BDTX was modified and expanded to include advances in LNP formulation technology. The contract modification increased the first stage of funding from $34.7 million to $41.7 million. In April 2014, Tekmira signed a second contract modification with the DoD to increase this funding by $2.1 million to a total of $43.8 million to compensate the Company for unrecovered costs that occurred in 2012 and to provide additional funding should it be required.

TKM-Ebola is being developed under specific U.S. Food and Drug Administration (FDA) regulatory guidelines called the “Animal Rule.” The Animal Rule provides that under certain circumstances, where it is unethical or not feasible to conduct human efficacy studies, the FDA may grant marketing approval based on adequate and well-controlled animal studies when the results of those studies establish that the drug is reasonably likely to produce clinical benefit in humans. Demonstration of the product’s safety in humans is still required.

We commenced a Phase I clinical trial with TKM-Ebola in January 2014. The trial is a randomized, single-blind, placebo-controlled study involving single ascending doses and multiple ascending doses of TKM-Ebola. The study will assess the safety, tolerability and pharmacokinetics of administering TKM-Ebola to healthy adult subjects. In the single ascending dose portion, four subjects were enrolled per cohort. There were four cohorts for a total of 16 subjects. Each cohort enrolled three subjects who received TKM-Ebola, and one who received a placebo. In the multiple ascending dose arm of the trial, there are three planned cohorts for a total of 12 subjects to be enrolled.

We were granted Fast Track designation from the FDA for the development of TKM-Ebola in March 2014. The FDA’s Fast Track is a process designed to facilitate the development and expedite the review of drugs in order to get important new therapies to the patient earlier.

In May 2014, we successfully completed the single ascending dose portion of the TKM-Ebola Phase I Clinical Trial in healthy human volunteers. Results demonstrated that administration of the TKM-Ebola therapeutic, in the absence of any steroid containing pre-medication, was well-tolerated at a dose level of 0.3 mg/kg, determined to be the maximum tolerated dose.

Partial Clinical Hold of TKM-Ebola

In July 2014, Tekmira received notice from the FDA placing the TKM-Ebola IND on clinical hold until additional information is supplied and a modification of the multiple ascending dose portion of the trial protocol is made to ensure the safety of healthy volunteers. This was subsequently modified to a partial clinical hold to permit the administration of TKM-Ebola to patients with a suspected or confirmed Ebola virus infection. Under the FDA’s expanded access program, several patients with a confirmed or suspected Ebola virus infection have been treated with TKM-Ebola. Data is being collected and will be provided to the FDA under the Company’s IND. Health Canada also established a similar framework for the potential use of TKM-Ebola in the same group of patients.

The Company may not resolve the partial clinical hold of the multiple ascending dose portion of the Phase I trial of TKM-Ebola in healthy volunteers in 2014. This is in part due to its work developing a new RNAi therapeutic targeting the Ebola Guinea variant.

International Consortium Collaboration

Tekmira joined an International Consortium led by the International Severe Acute Respiratory and Emerging Infection Consortium (ISARIC) at the University of Oxford, UK, to potentially provide an RNAi based investigational therapeutic for expedited clinical studies in West Africa. The consortium was awarded £3.2 million from the Wellcome Trust to manufacture investigational therapeutics and establish an operational clinical trials platform in two or more Ebola Virus Disease (EVD) treatment centers in West Africa. RNAi has been prioritized as a potential investigational therapeutic and may be selected for clinical trials at these centers.

The Consortium includes representatives from the World Health Organization (WHO), the US Centers for Disease Control, Médecins Sans Frontières - Doctors without Borders (MSF), and Fondation Mérieux, among others.

New RNAi Therapeutic targeting Ebola – Guinea Variant

The genomic sequence of the Ebola virus responsible for the current outbreak in West Africa has been determined from several viral isolates. We have completed the design of a modified RNAi therapeutic specifically targeting this viral variant, now termed TKM-Ebola-Guinea. The ability to rapidly and accurately match the evolving genetic sequences of emerging infectious agents is one of the powerful features of RNAi therapeutics.

We have commenced GMP manufacture of TKM-Ebola-Guinea and supply of this new product will be available in early December, 2014, with the objective of using the product for clinical studies in West Africa.

The U.S. Department of Defense Joint Project Manager Medical Countermeasure Systems BioDefense Therapeutics has exercised an option in the current contract with Tekmira to manufacture a modified RNAi therapeutic targeting the Ebola Guinea variant. Tekmira has been awarded the option for scale up and GMP manufacture of the product for approximately 500 treatment courses, which is valued at $7 million.

TKM-Marburg

Tekmira, along with our collaborators at the University of Texas Medical Branch at Galveston, published data demonstrating complete protection of nonhuman primates against lethal Marburg virus-Angola hemorrhagic fever (MARV-Angola) when treatment began even up to three days following infection. The study appeared in the August 20, 2014 edition of the journal Science Translational Medicine.

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

We presented updated Phase I TKM-PLK1 data at the 6th Annual NET Conference hosted by the North American Neuroendocrine Tumor Society (NA-NETS) held in Charleston, South Carolina on October 4, 2013. This data set included a total of 36 patients in a population of advanced cancer patients with solid tumors. Doses ranged from 0.15 mg/kg to 0.90 mg/kg during the dose escalation portion of the trial, with the maximum tolerated dose (MTD) of 0.75 mg/kg. Serious adverse events (SAEs) were experienced by four subjects in this heavily pre-treated, advanced cancer patient population, with three of these four subjects continuing on study. Forty percent (6 out of 15) of patients evaluable for response, treated at a dose equal to or greater than 0.6 mg/kg, showed clinical benefit. Three out of the four Adrenocortical Carcinoma (ACC) patients (75%) treated with TKM-PLK1 achieved stable disease, including one patient who saw a 19.3% reduction in target tumor size after two cycles of treatment and is still on study receiving TKM-PLK1. Of the two Gastrointestinal Neuroendocrine Tumors (GI-NET) patients enrolled, both (100%) experienced clinical benefit: one patient had a partial response based on Response Evaluation Criteria for Solid Tumors, (RECIST) response criteria, and the other GI-NET patient achieved stable disease and showed a greater than 50% reduction in Chromogranin-A (CgA) levels, a key biomarker used to predict clinical outcome and tumor response.

Based on encouraging results from the dose escalation portion and expansion cohort from our Phase I TKM-PLK1 clinical trial, we expanded into a Phase I/II clinical trial with TKM-PLK1, which is specifically enrolling patients within two therapeutic indications: advanced GI-NET or ACC. This multi-center, single arm, open label study is designed to measure efficacy using RECIST criteria and tumor biomarkers for GI-NET patients and ACC patients as well as evaluate the safety, tolerability and pharmacokinetics of TKM-PLK1. TKM-PLK1 will be administered weekly with each four-week cycle consisting of three once-weekly doses followed by a rest week. We have now completed enrolment of patients with advanced GI-NET or ACC tumors for this study. These patients will continue treatment and be followed to determine if TKM-PLK1 results in meaningful clinical benefit. We expect to report interim data from this trial in the fourth quarter of 2014.

In May 2014, we initiated another Phase I/II clinical trial with TKM-PLK1, enrolling patients with advanced Hepatocellular Carcinoma (HCC), otherwise known as liver cancer. Patient dosing has commenced and we have completed first treatment in all of our subjects for the first HCC cohort. This Phase I/II clinical trial is a multi-center, single arm, open label dose escalation study designed to evaluate the safety, tolerability and pharmacokinetics of TKM-PLK1 as well as determine the maximum tolerated dose in patients with advanced HCC. It will also include a preliminary assessment of the anti-tumor activity of TKM-PLK1 in this patient population. It is expected that approximately 38 patients with advanced HCC tumors will be enrolled in this Phase I/II clinical trial.

TKM-ALDH2

TKM-ALDH2 is a unique application of RNAi for the potential treatment of people who have alcohol use disorder. TKM-ALDH2 has been designed to knockdown or silence the ALDH2 enzyme to induce long term acute sensitivity to ethanol. Aldehyde dehydrogenase 2 (ALDH2) is a key enzyme in ethanol metabolism. Inhibition of aldehyde dehydrogenase 2 activity, through the silencing of ALDH2, results in the build-up of acetaldehyde. Elevated levels of acetaldehyde are responsible for adverse physiological effects that cause individuals to avoid alcohol consumption. We have developed an extremely potent RNAi trigger and combined it with a third generation LNP. Human proof of concept for ALDH2 inhibition already exists in the form of the approved drug disulfiram. However, disulfiram’s efficacy suffers from poor compliance because it has to be taken daily. We believe TKM-ALDH2 will induce prolonged ethanol sensitivity that will enable it to overcome the compliance limitations associated with daily dosing.

We expect to present the results of our pre-clinical work at an appropriate scientific conference and we are exploring partnering or external funding opportunities. We have deferred the filing of an IND, or equivalent regulatory filing, beyond this year.

Other Preclinical Candidates

We are currently evaluating several other preclinical candidates with potential in diverse therapeutic areas. Given the extremely high efficiency of delivery for third generation liver-centric LNP formulations, we are focused on rare diseases where the molecular target is found in the liver, where early clinical proof-of-concept can be achieved, and where there may be accelerated development opportunities. Two areas of interest are rare forms of hypertriglyceridemia and glycogen storage diseases. Our research team intends to continue to generate preclinical data to support the advancement of the most promising of these targets, and we will identify another development candidate in Q4.

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

Because LNP can enable a wide variety of nucleic acid payloads, including messenger RNA (mRNA), we continue to see new product development and partnering opportunities based on our industry-leading delivery expertise. In February 2014, we presented new preclinical data at the AsiaTIDES scientific symposium demonstrating that mRNA when encapsulated and delivered using Tekmira's LNP technology can be effectively delivered and expressed in liver, tumors and other specific tissues of therapeutic interest.

Technology, product development and licensing agreements

In the field of RNAi therapeutics, we have licensed our LNP delivery technology to Alnylam. and Alnylam has provided royalty bearing access to our LNP delivery technology to some of its partners. In addition, we have ongoing research relationships with the DoD’s JPM-MCS program, Monsanto, and other undisclosed pharmaceutical and biotechnology companies. Outside the field of RNAi, we have a legacy licensing agreement with Spectrum Pharmaceuticals, Inc.

We have rights under the RNAi intellectual property of Alnylam to develop thirteen RNAi therapeutic products. In addition, we have a broad non-exclusive license to use Unlocked Nucleobase Analogs (UNAs) from Arcturus Therapeutics, Inc. for the development of RNAi therapeutic products directed to any target in any therapeutic indication.

Strategic Alliances

Alnylam Pharmaceuticals, Inc.

Alnylam has a license to use our intellectual property to develop and commercialize products and may only grant access to our LNP technology to its partners if it is part of a product sublicense. Alnylam’s license rights are limited to patents that we filed, or that claim priority to a patent that was filed, before April 15, 2010. Alnylam does not have rights to our patents filed after April 15, 2010 unless they claim priority to a patent filed before that date. Alnylam will pay us low single digit royalties as Alnylam’s LNP-enabled products are commercialized. Alnylam currently has one LNP-based product in clinical development: ALN-TTR02 (patisiran).

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

In April 2014, Alnylam presented positive new data from its Phase II clinical trial with patisiran, an RNAi therapeutic targeting transthyretin (TTR) for the treatment of TTR-mediated amyloidosis (ATTR), which is enabled by our LNP technology. These results provide support for Alnylam's Phase III APOLLO trial where patisiran is being evaluated for its potential efficacy and safety in ATTR patients with Familial Amyloidotic Polyneuropathy (FAP). Alnylam has disclosed that it continues to enroll patients in its APOLLO Phase III trial, with over twenty sites in nine countries, which are now open and active. The Phase III trial is intended to demonstrate the efficacy and safety of patisiran in support of marketing authorization in countries around the world.

In October 2014, Alnylam reported positive clinical data for the ongoing patisiran Phase II Open Label Extension (OLE) study in patients with FAP, which is also enabled by Tekmira’s LNP technology. The results demonstrated sustained knockdown of serum TTR of up to 90% and a favorable tolerability profile out to one year of treatment. The patisiran program represents the most clinically advanced application of Tekmira’s proprietary LNP delivery technology. Furthermore, Alnylam’s results demonstrate that multi-dosing with LNP has been well-tolerated with treatments out to one year.

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

Acuitas Therapeutics Inc.

In December 2013, we finalized and entered a cross-license agreement with Acuitas Therapeutics Inc. (formerly AlCana Technologies, Inc.). The terms of the cross-license allows for Acuitas to access certain of our intellectual property that was generated before April 2010, and provides us with certain access to Acuitas’ technology and licenses in the RNAi field, along with a percentage of each milestone and royalty payment on certain products. Acuitas has agreed that it will not compete in the RNAi field for a period of five years.

Spectrum Pharmaceuticals, Inc.

In September 2013, we announced that our licensee, Spectrum Pharmaceuticals, Inc. had launched Marqibo® through its existing hematology sales force in the United States and since then commercial sales have occurred. We are entitled to mid-single digit royalty payments based on Marqibo’s commercial sales. Marqibo, which is a novel sphingomyelin/cholesterol liposome-encapsulated formulation of the FDA-approved anticancer drug vincristine was originally developed by Tekmira. We outlicensed the product to Talon Therapeutics in 2006 and in July 2013, Talon was acquired by Spectrum Pharmaceuticals, Inc. Marqibo’s approved indication is for the treatment of adult patients with Philadelphia chromosome-negative acute lymphoblastic leukemia (Ph-ALL) in second or greater relapse or whose disease has progressed following two or more lines of anti-leukemia therapy. Spectrum has ongoing trials evaluating Marqibo in three additional indications, which are: first line use in patients with Philadelphia Negative (Ph-) Acute Lymphoblastic Leukemia(ALL), Pediatric ALL and Non-Hodgkin’s lymphoma.

Monsanto Company

In January 2014, we signed an Option Agreement and a Service Agreement with Monsanto, pursuant to which Monsanto has an option to obtain a license to use our proprietary delivery technology. Over the option period, which is expected to be approximately four years, we will provide lipid formulations for Monsanto’s research and development activities, and Monsanto will make certain payments to the Company to maintain its option rights. Under the Service Agreement, we will make payments to Monsanto for research services over the option period, up to a maximum of $5 million. As at the end of the third quarter, we have paid Monsanto $0.8 million for research services. The transaction supports the application of our proprietary delivery technology and related intellectual property for use in agricultural applications. The potential value of the transaction could reach up to $86.2 million, following the successful completion of research milestones. In January 2014, we received $14.5 million of the $17.5 million in near term payments. In June 2014, we received an additional $1.5 million payment following completion of specified program developments and in October 2014, we received another $1.5 million payment, following achievement of specified program objectives.

Marina Biotech, Inc. / Arcturus Therapeutics, Inc.

In November 2012, we disclosed that we had obtained a worldwide, non-exclusive license to a novel RNAi trigger technology called Unlocked Nucleobase Analog (UNA) from Marina for the development of RNAi therapeutics. UNAs can be incorporated into RNAi drugs and have the potential to improve them by increasing their stability and reducing off-target effects. In August 2013, Marina assigned its UNA technology to Arcturus Therapeutics, Inc., and the UNA license agreement between Tekmira and Marina was assigned to Arcturus. The terms of the license are otherwise unchanged.

To date we have paid Arcturus $0.5 million in license fees and there are milestones of up to $3.2 million plus royalties for each product that we develop using UNA technology.

Bristol-Myers Squibb Company (BMS)

In May 2010 we signed a four year research agreement with BMS. In August 2014 we received notification from BMS this extension would not occur. As such, the collaboration has expired and both parties’ obligations have ended.

U.S. National Institutes of Health (NIH)

In October 2010, we announced that together with collaborators at The University of Texas Medical Branch (UTMB), we were awarded a NIH grant to support research to develop RNAi therapeutics to treat Ebola and Marburg hemorrhagic fever viral infections using our LNP delivery technology.  In February 2014, UTMB and Tekmira, along with other collaborators, were awarded additional funding from the NIH in support of this research.

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

We classify the financial instrument in our consolidated balance sheet as a liability and revalue it at each balance sheet date. Any change in the valuation is recorded in our statement of operations. We use a discounted cash flow model to value the financial instrument. Determining the appropriate fair-value model and calculating the fair value of the financial instrument requires considerable judgment, and changes in assumptions used may cause a relatively large change in the estimated valuation. The initial valuation of the financial instrument was determined to be nil. No change in the fair value of the financial instrument was recorded as at September 30, 2014.

Stock-based compensation / The stock-based compensation that we recorded is a critical accounting estimate due to the value of the compensation recorded, the volume of our stock option activity, and the many assumptions that are required to be made to calculate the compensation expense.

Compensation expense is recorded for stock-options issued to employees and directors using the fair value method. We must calculate the fair value of the stock options issued and amortize the fair value to stock compensation expense over the vesting period, and adjust the expense for stock option forfeitures and cancellations. We use the Black-Scholes model to calculate the fair value of stock options issued which requires that certain assumptions, including the expected life of the option and expected volatility of the stock, to be estimated at the time that the options are issued. Prior to Q2 2014, for the purpose of calculating the fair value, the expected life of stock options granted was eight years for employees, and ten years for directors and executives. Based on the pattern of increasing exercises of stock options, we have reduced the expected life to five years for employees, and eight years for directors and executives for stock options granted after March 31, 2014. The expected life and fair values of stock-options granted prior to this date remain unchanged. The reduction in expected life has the effect of reducing the fair value of stock-options granted. The impact on the fair value of stock options due to the reduction in expected life is relatively minor. For the nine month period ended September 30, 2014, we recorded stock-based compensation expense of $2,714,000 as compared to stock-based compensation expense of $2,823,000 for this period if we had used the previous expected life assumptions of eight and ten years for employees and directors and executives, respectively.

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

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements – Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. The update is intended to provide guidance in GAAP about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. Under amendments to GAAP, the assessment period is within one year after the date that the financial statements are issued (or available to be issued). The amendments are effective for the annual period ending after December 15, 2016, which for the Company means January 1, 2017, and for annual periods and interim periods thereafter. Early application is permitted. The Company does not plan to early adopt this update. The extent on the impact of this adoption has not yet been determined.

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

(in thousands $ except per share data) – unaudited

	Q3	Q2	Q1	Q4	Q3	Q2	Q1	Q4
	2014	2014	2014	2013	2013	2013	2013	2012

Revenue
Collaborations and contracts:
DoD	$1,493	$861	$3,240	$2,620	$2,833	$2,453	$1,900	$3,622
Monsanto	283	283	243	-	-	-	-	-
Other	1,802	-	206	(133)	128	391	232	185
	3,578	1,144	3,689	2,487	2,961	2,844	2,132	3,807
Monsanto licensing fees and milestone payments	730	626	545	-	-	-	-	-
Alnylam milestone payments	-	-	-	5,000	-	-	-	-
Acuitas milestone payments	-	-	150	-	-	-	-	-
Spectrum milestone and royalty payments	54	41	46	40	2	-	-	-
Total revenue	4,362	1,811	4,430	7,527	2,963	2,844	2,132	3,807
Expenses	(11,206)	(11,234)	(10,388)	(9,962)	(6,614)	(5,915)	(5,126)	(9,816)
Other income (losses)	(1,760)	3,342	(12,026)	(162)	(2,254)	57	448	44,195
Net (loss) income	(8,604)	(6,081)	(17,984)	(2,597)	(5,905)	(3,014)	(2,546)	38,186
Basic net (loss) income per share	$(0.39)	$(0.28)	$(0.91)	$(0.15)	$(0.41)	$(0.21)	$(0.18)	$2.72
Diluted net (loss) income per share	$(0.39)	$(0.28)	$(0.91)	$(0.15)	$(0.41)	$(0.21)	$(0.18)	$2.51

Quarterly Trends

Revenue / Our revenue is derived from research and development collaborations and contracts, licensing fees, milestone and royalty payments. Over the past two years, our principal sources of ongoing revenue have been our contract with the DoD to advance TKM-Ebola which began in July 2010 and our collaboration with Monsanto signed in January 2014. We expect revenue to continue to fluctuate particularly due to the development stage of the TKM-Ebola contract and the irregular nature of licensing payments and milestone receipts.

In Q3 2010, we signed a contract with the DoD to develop TKM-Ebola and have since incurred significant program costs related to equipment, materials and preclinical and clinical studies. These costs are included in our research, development, collaborations and contracts expenses. These costs are fully reimbursed by the DoD and this reimbursement amount is recorded as revenue. DoD revenue from the TKM-Ebola program also compensates us for labor and overhead and provides an incentive fee. As described in our critical accounting policies, we estimate the labor and overhead rates to be charged under our TKM-Ebola contract and update these rate estimates throughout the year. Q1 2013 DoD revenue was lower as certain activities were still building momentum following the stop-work order that occurred in Q3 2012. TKM-Ebola contract revenue increased in Q2, Q3 and Q4 2013 as technology transfer, manufacturing and non-clinical studies were all ongoing. On April 22, 2014, we signed a contract modification to increase the stage one targeted funding by $2.1 million to $43.8 million. The additional funding is to compensate us for unrecovered costs related to the temporary stop-work period that occurred in 2012 and to provide additional overhead funding should it be required. In Q1 2014, we earned $3.2 million in DoD revenue, due partially to an increase in activity as we moved into a Phase I Clinical Trial. Also, as a result of the contract modification, we now expect to complete the initial stage of the contract close to budget which increases our estimate of total incentive fee to be earned under the contract and the amount we have earned to date. In Q2 2014, we earned $0.9 million in DoD revenue due to lower contract activity as our clinical trial data was with the FDA for review. DoD revenue increased in Q3 2014 as we are preparing a response to the FDA’s partial clinical hold on our Phase I Clinical Trial. We may not resolve the partial clinical hold in Q4 2014.

In Q1 2014, we signed an Option Agreement and a Services Agreement with Monsanto for the use of our proprietary delivery technology and related intellectual property in agriculture. Over the option period, which is expected to be approximately four years, Monsanto will make payments to us to maintain their option rights.  In Q1 2014, we received $14.5 million of the $17.5 million near term payments of which $4.5 million relates to research services and $10.0 million for the use of our technology. The payments are being recognized on a straight-line basis over the option period. On June 30, 2014 we received a payment of $1.5 million and as at September 30, 2014 we are due to receive a further $1.5 million following the completion of specified program developments. These payments are being recognized as revenue on a straight-line basis over the option period.

In Q4 2013 we earned a $5.0 million milestone from Alnylam following their initiation of a Phase III trial enabled by our LNP technology.

In Q4 2013 we began to earn royalties from Spectrum with respect to Marqibo.

Included in “other collaborations and contract revenue” is revenue from a BMS batch formulation agreement. In Q4 2013, we offered to extend the BMS agreement end date from May 2014 to December 2014. Extending the agreement would give BMS more time to order LNP batches. Revenue recognized in 2013 has been reduced and the balance of deferred revenue as at December 31, 2013 has been increased to account for BMS potentially ordering more batches under the agreement. This adjustment is reflected in the $0.1 million of negative “other revenue” in Q4 2013 when the offer was made to extend the agreement and a cumulative revenue adjustment was recorded. In August 2014, we received notification from BMS that the extension would not occur. As such, the collaboration expired and both parties’ obligations under the agreement have ended. Revenue recognized in Q3 2014 relates to the release of the deferred revenue balance of $1.6 million.

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

Starting in Q4 2013 our expenses increased due to an increase in our research and development activities as we seek to move more products into the clinic.

Other income (losses) / Other income (losses) consist primarily of changes in the fair value of our warrant liability and foreign exchange differences. Generally, an increase in our share price from the previous reporting date results in an increase in the fair value of our warrant liability and vice versa. Other losses increased in Q3 2013, Q1 2014, and Q3 2014 due primarily to the increase in the fair value of our warrant liability. We expect to see future changes in the fair value of our warrant liability and these changes will largely depend on the change in the Company’s share price, any change in our assumed rate of share price volatility, our assumptions for the expected lives of the warrants and warrant issuances or exercises.

Other income in Q4 2012 consists primarily of $65.0 million received under the new Alnylam license agreement net of related contingent legal fees of $18.7 million paid to our lead litigation counsel.

Net income (loss) / Fluctuations in net income (loss) are largely explained by changes in other income (losses) as discussed above.

RESULTS OF OPERATIONS

The following summarizes the results of our operations for the periods shown, in thousands:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

Total revenue	$4,362	$2,963	$10,603	$7,938
Operating expenses	11,206	6,614	32,828	17,654
Loss from operations	(6,844)	(3,651)	(22,225)	(9,716)
Net loss	$(8,604)	$(5,905)	$(32,669)	$(11,465)
Basic and diluted loss per share	(0.39)	(0.41)	(1.53)	(0.80)

Revenue / Revenue is summarized in the following table, in thousands:

	Three months ended September 30,
	2014	% of Total	2013	% of Total
DoD	$1,493	34%	$2,833	96%
Monsanto	283	6%	-	0%
BMS	1,552	36%	102	3%
Other RNAi collaborations	250	6%	26	1%
Total collaborations and contracts revenue	3,578	82%	2,961	100%

Monsanto licensing fee and milestone payments	730	17%	-	0%
Spectrum milestone and royalty payments	54	1%	2	*

Total revenue	$4,362		$2,963

	Nine months ended September 30,
	2014	% of Total	2013	% of Total
DoD	$5,594	53%	$7,186	91%
Monsanto	809	8%	-	0%
BMS	1,758	17%	657	8%
Other RNAi collaborators	250	2%	93	1%
Total collaborations and contracts revenue	8,411	79%	7,936	100%

Monsanto licensing fee and milestone payments	1,901	18%	-	0%
Acuitas milestone payment	150	1%	-	0%
Spectrum milestone and royalty payments	141	1%	2	*

Total revenue	$10,603		$7,938

______________________

* Indicates less than 1%

DoD revenue

On July 14, 2010, we signed a contract with the United States Government Department of Defense (“DoD”) to advance an RNAi therapeutic utilizing our LNP technology to treat Ebola virus infection (see Overview for further discussion). The initial stage of the contract, which is funded under a Transformational Medical Technologies program, was budgeted at $34.7 million.  This stage one funding is for the development of TKM-Ebola including completion of preclinical development, filing an IND application with the FDA and completing a Phase 1 human safety clinical trial.

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

Under the contract, we are being reimbursed for costs incurred, including an allocation of overheads, and we are being paid an incentive fee. DoD revenues and related contract expenses were lower in Q3 2014, as compared to Q3 2013, as we are nearing the end of stage one of the contract so activities in most of this stage have already been completed. See Quarterly Trends for further discussion.

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

In January 2014, we received $14.5 million, of which $4.5 million relates to research services and $10.0 million for the use of our technology. We are recognizing this revenue on a straight-line basis over the option period, which is expected to be four years. In Q2 2014 we received a payment of $1.5 million and in Q3 2014 we are due to receive a further $1.5 million payment, following the completion of specified program developments. In the nine months ended September 30, 2014, we have recorded an aggregate of $2.7 million in revenue for the use of our technology and for research activities.

Alnylam and Acuitas revenue

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

BMS revenue

In May 2010 we signed a formulation agreement with BMS under which BMS paid us $3.0 million to make a certain number of LNP formulations over the following four year period. At the end of 2013, we offered to extend the agreement’s end date from May 10, 2014 to December 31, 2014. Extending the agreement would give BMS more time to order LNP batches. In August 2014, we received notification from BMS that the extension would not occur. Revenue recognized in Q3 2014 relates to the release of the deferred revenue balance of $1.6 million now that the agreement has expired and no further obligations with either party.

Spectrum revenue

Spectrum began making sales of Marqibo in September 2013. We are earning royalties on sales of Marqibo which uses a license to our technology.

Expenses / Expenses are summarized in the following table, in thousands:

	Three months ended September 30,
	2014	% of Total	2013	% of Total

Research, development, collaborations and contracts	$9,309	83%	$5,506	83%
General and administrative	1,764	16%	960	15%
Depreciation	133	1%	148	2%
Total operating expenses	$11,206		$6,614

	Nine months ended September 30,
	2014	% of Total	2013	% of Total

Research, development, collaborations and contracts	$26,811	82%	$14,487	82%
General and administrative	5,601	17%	2,701	15%
Depreciation	416	1%	466	3%
Total operating expenses	$32,828		$17,654

Research, development, collaborations and contracts

Research, development, collaborations and contracts expenses consist primarily of clinical and pre-clinical trial expenses, personnel expenses, consulting and third party expenses, consumables and materials, as well as a portion of stock-based compensation and general corporate costs.

R&D expenses increased during the three months ended September 30, 2014 as compared to the three months ended September 30, 2013 due primarily to the advancement of certain of our pre-clinical and clinical programs and incremental activities related to our collaboration contracts. In addition, R&D compensation increased during the three months ended September 30, 2014 as compared to the three months ended September 30, 2013 due primarily to an increase in the number of employees.

R&D expenses increased during the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013 due primarily to incremental costs on our newer product candidates, TKM-HBV and TKM-ALDH2 – see Overview. We incurred additional expenses for our TKM-HBV program as we are preparing to file an IND (or equivalent) in Q4 2014. Spending on our PLK1 program also increased as we expanded the number of clinical trial sites and incurred set up costs for the commencement of our HCC trial. In addition, we increased research activities related to our collaboration with Monsanto in the agricultural field.

R&D compensation expense increased in the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013 due to an increase in the number of both employees and contractors in support of our expanded portfolio of product candidates. In addition, our R&D stock-based compensation increased significantly due, in part, to the increase in our share price.

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

 General and administrative

General and administrative expenses were higher in the three months and nine months ended September 30, 2014 compared to the three months and nine months ended September 30, 2013 due largely to an increase in compensation expense linked to our increase in employee base in support of our expanding pipeline and a significant increase in stock-based compensation due, in part, to the increase in our share price.

Other income (losses) / Other income (losses) are summarized in the following table, in thousands:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

Interest income	$304	$129	$708	$419
Foreign exchange gains (losses)	3,076	52	1,791	(13)
Increase in fair value of warrant liability	(5,140)	(2,435)	(12,943)	(2,155)
Total other income (losses)	$(1,760)	$(2,254)	$(10,444)	$(1,749)

Foreign exchange gains (losses)

For the three months and nine months ended September 30, 2014, we recorded foreign exchange gains of $3.1 million and $1.8 million respectively, which are primarily unrealized gains related to an appreciation in the value of our US dollar funds when converted to our functional currency of Canadian dollars. Our policy is to maintain US and Canadian dollar cash and investment balances based on our forecast of currency needs over the long term thereby creating a natural currency hedge. Holding non-functional currency balances, such as US dollars, will continue to result in the recording of unrealized foreign exchange gains and losses.

Increase in fair value of warrant liability

In conjunction with equity and debt financing transactions in 2011 and 2012, we issued warrants to purchase our common shares. We are accounting for the warrants under the authoritative guidance on accounting for derivative financial instruments indexed to, and potentially settled in, a company’s own stock, on the understanding that in compliance with applicable securities laws, the registered warrants require the issuance of registered securities upon exercise and do not sufficiently preclude an implied right to net cash settlement. At each balance sheet date the warrants are revalued using the Black-Scholes model and the change in value is recorded in the consolidated statement of operations and comprehensive income (loss).

Generally, an increase in our share price from the previous reporting date results in an increase in the fair value of our warrant liability and vice versa. For the three months and nine months ended September 30, 2014, we recorded an increase in the fair value of our warrant liability of $5.1 million and $12.9 million respectively due to the significant increase in our share price.

We expect to see future changes in the fair value of our warrant liability and these changes will largely depend on the change in the Company’s share price but also any change in our assumed rate of share price volatility, our assumptions for the expected lives of the warrants and warrant issuances or exercises.

LIQUIDITY AND CAPITAL RESOURCES

The following table summarizes our cash flow activities for the periods indicated, in thousands:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

Net income (loss) for the period	$(8,604)	$(5,905)	$(32,669)	$(11,465)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities	2,473	2,818	14,160	3,108
Changes in operating assets and liabilities	(589)	(583)	12,934	(947)
Net cash provided by (used in) operating activities	(6,720)	(3,670)	(5,575)	(9,304)
Net cash used in investing activities	(443)	(120)	(44,016)	(531)
Net cash provided by financing activities	684	76	60,207	282
Effect of foreign exchange rate changes on cash & cash equivalents	(611)	817	(1,156)	(1,636)
Net increase (decrease) in cash and cash equivalents	(7,090)	(2,897)	9,460	(11,189)
Cash and cash equivalents, beginning of period	85,267	38,732	68,717	47,024
Cash and cash equivalents, end of period	78,177	35,835	78,177	35,835

Since our incorporation, we have financed our operations through the sales of shares, units, debt, revenues from research and development collaborations and licenses with corporate partners, interest income on funds available for investment, and government contracts, grants and tax credits.

At September 30, 2014, we had cash and cash equivalents of $78.2 million and investments of $42.3 million as compared to cash and cash equivalents of $68.7 million and investments of nil at December 31, 2013.

For the nine months ended September 30, 2014, operating activities used $5.6 million in cash as compared to $9.3 million of cash used for the nine months ended September 30, 2013. The decrease in cash used from operating activities is primarily related to cash received from Monsanto in 2014. Non-cash items to reconcile net loss to net cashed used or provided by operating activities primarily consists of changes in fair value of warrant liability.

Investing activities used $44.0 million for the nine months ended September 30, 2014 was primarily due to guaranteed investment certificates acquired in April 2014.

On March 18, 2014, we completed an underwritten public offering of 2,125,000 common shares, at a price of $28.50 per share, representing gross proceeds of $60.6 million. The cost of financing, including commissions and professional fees, was $4.1 million, which gave us net proceeds of $56.5 million. For the nine months ended September 30, 2014, we also received $3.7 million in finance funding from the exercise of warrants and options. We plan to use these proceeds to develop and advance product candidates through clinical trials, as well as for working capital and general corporate purposes.

Cash requirements / At December 31, 2013 we held $68.7 million in cash and cash equivalents. On March 18, 2014, we raised net proceeds of $56.5 million from a public offering. Our cash and cash equivalents and investments balance as at September 30, 2014 was $120.5 million. We believe we have sufficient cash resources for at least the next 12 months. In the future, substantial additional funds will be required to continue with the active development of our pipeline products and technologies. In particular, our funding needs may vary depending on a number of factors including:

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

CONTRACTUAL OBLIGATIONS

On June 23, 2014, we signed an agreement to renew the lease for our Burnaby office and lab facility. The lease term is for five years, commencing August 1, 2014 with three additional renewal terms of five years each. The following table summarizes our contractual obligations as at September 30, 2014:

(in millions $)	Payments Due by Period
	Total	Less than 1 year	1 – 3 years	4 – 5 years	After 5 years
Contractual Obligations
Facility lease	5.5	1.0	2.3	2.2	-
Technology license obligations (1)	0.3	0.3	-	-	-
Total contractual obligations	5.8	1.3	2.3	2.2	-

1Relates to our expected fixed payment obligations under in-license agreements.

IMPACT OF INFLATION

Inflation has not had a material impact on our operations.

RELATED PARTY TRANSACTIONS

We have not entered into any related party transactions in the periods covered by this discussion.

OUTSTANDING SHARE DATA

At October 31, 2014, we had 22,313,877 common shares issued and outstanding, outstanding options to purchase an additional 1,865,675 common shares and outstanding warrants to purchase an additional 458,350 common shares.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in our quantitative and qualitative disclosures about market risk from those disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

ITEM 4.	CONTROLS AND PROCEDURES

As of September 30, 2014, an evaluation of the effectiveness of our “disclosure controls and procedures” (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) was carried out by our management, with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO). Based upon that evaluation, the CEO and CFO have concluded that as of September 30, 2014, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission (the “Commission”) rules and forms and (ii) accumulated and communicated to the management of the registrant, including the CEO and CFO, to allow timely decisions regarding required disclosure.

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

No change in our internal control over financial reporting (as defined in Rules 13a–15(f) and 15d–15(f) under the Exchange Act) occurred during the three months ended September 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Alnylam Pharmaceuticals Inc. (“Alnylam ”)

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

In July 2014, we received notice from the FDA that the TKM-Ebola IND had been placed on clinical hold. The FDA is seeking data to elucidate the mechanism of potential cytokine release and a modification to the protocol for the multiple ascending dose portion of the trial to ensure the safety of healthy volunteers. In August 2014, the FDA modified its clinical hold to a “partial clinical hold,” allowing for the potential use of TKM-Ebola in individuals who have confirmed or suspected Ebola infection. The company remains on partial clinical hold as it relates to the multi-ascending dose portion of the Phase I clinical study in healthy volunteers with TKM-Ebola.

There can be no assurance that the FDA will lift the partial hold on the TKM-Ebola IND on a timely basis, or at all. Additionally, the FDA could impose additional requirements that may significantly increase the time and expense of obtaining FDA approval, which could delay or prevent marketing.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit Number	Description

10.1††**	Amendment No. 2 to the Option Agreement by and among Tekmira Pharmaceuticals Corporation, Protiva Biotherapeutics Inc., Protiva Agricultural Development Company Inc. and Monsanto Canada Inc. dated January 12, 2014.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data Files

______________________

** Filed herewith.

†† Confidential treatment has been requested as to portions of this exhibit.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 6, 2014.

TEKMIRA PHARMACEUTICALS CORPORATION

By:	/s/ Mark Murray
Mark Murray
President and Chief Executive Officer