Form 10-K
period 2014-12-31
TEKMIRA PHARMACEUTICALS Corp
filed 2015-03-13
CIK 1447028

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2014

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The registrant is an accelerated filer as the aggregate market capitalization of voting and non-voting equity held by non-affiliates as at June 30, 2014 was $288,361,339. As of March 9, 2015, the registrant had 46,567,496 Common Shares, no par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its 2015 annual meeting of stockholders, which the registrant intends to file pursuant to Regulation 14A with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year end of December 31, 2014, are incorporated by reference into Part III of this Form 10-K.

TEKMIRA PHARMACEUTICALS CORPORATION

This annual report on Form 10-K contains forward-looking information and forward-looking statements (collectively, forward-looking statements) within the meaning of applicable securities laws. All statements other than statements relating to historical matters should be considered forward-looking statements. When used in this report, the words “believe,” “expect,” “plan,” “anticipate,” “estimate,” “predict,” “may,” “could,” “should,” “intend,” “will,” “target,” “goal” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these words.

Forward-looking statements in this annual report include statements about Tekmira’s strategy, future operations, clinical trials, prospects and the plans of management; RNAi (ribonucleic acid interference) and Hepatitis B virus product development programs; the effects of Tekmira’s products on the treatment of cancer, chronic Hepatitis B infection, infectious disease, alcohol use disorder, and other diseases; the potential of RNAi to generate a new class of therapies; Tekmira’s strategic focus on, and phased clinical plan of combination therapies for, curing HBV; the composition and roles of the management team; Tekmira’s continued listing on NASDAQ; the research benefits of the collaborating with The Baruch S. Blumberg Institute; clinical trial goals and milestones in product pipelines expected to be reached in the second half of 2015 and beyond, including the results of a TKM-HBV Phase I clinical trial, a multi-dosing TKM-HBV trial in the second half of 2015, filing an IND or equivalent for OCB-030 and initiating a study by year end 2015, the initiation of CYT-003 preclinical studies in 2015, filing an IND with the FDA or an equivalent filing with foreign regulatory authorities and initiating Phase 1 studies with one of the capsid assembly inhibitors in 2016, results from surface antigen secretion inhibitors and filing an IND or its equivalent in another territory for a lead compound in 2016, identifying orally active small molecule human STING agonists that possess the desired characteristics to progress into human clinical studies, filing an IND with the FDA or its equivalent in another territory for cccDNA formation inhibitors in 2017, and inhibiting the formation of new virus and subviral particles from cccDNA by controlling cccDNA transcription; the expected efficacy of Tekmira’s various HBV therapies; Tekmira’s continued commitment to its non-HBV assets, both clinical and preclinical, and timing of expected results; non-HBV clinical trial milestones, including final data from GI-NET and ACC studies in the second half of 2015, an HCC Phase I/II clinical trial, and results from a TKM-Ebola-Guinea study in the second half of 2015; non-HBV preclinical trial milestones, including filing an investigational new drug application for TKM-HTG in the second half of 2015, partnering or external funding for TKM-ALDH, and filing an investigational new drug application for TKM-HTG in the second half of 2015; the expected efficacy of Tekmira’s various non-HBV products; the continuation of LNP technology as an important cornerstone of Tekmira’s business development activities, and the expected yield from the latest generation of the platform; the expected return from strategic alliances, licensing agreements, and research collaborations, such as the potential value of a transaction with Monsanto Company, a grant from the U.S. National Institutes of Health, and transactions with Enantigen Therapeutics, Inc.; the potential quantum of value of the transactions contemplated in the Monsanto option agreement; funding and licensing of Blumberg’s HBV research; the sufficiency of space under Tekmira’s head office lease; Tekmira’s intent to retain earnings, if any, to finance the growth and development of their business and not to pay dividends or to make any other distributions in the near future; a rolling Phase II clinical program for HBV, using an iterative process of combination drug candidates, leading into Phase III clinical trials; the expansion of the HBV pipeline through internal development, acquisitions and in-licenses; the advancement of the RNAi product pipeline either internally or with partners, with a focus on realizing the long term value of these assets; arbitration proceedings with Alnylam Pharmaceuticals, Inc. in connection with ALN-VSP; arbitration proceedings with the University of British Columbia in connection with alleged unpaid royalties; anticipated royalty receipts; statements with respect to revenue and expense fluctuation and guidance; and the quantum and timing of potential funding.

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

Overview

Following our recent business combination with OnCore Biopharma, Inc., (“OnCore”) we intend to focus our efforts on discovering, developing and commercializing a cure for patients suffering from chronic HBV infection, a disease of the liver caused by the hepatitis B virus. Our strategy incorporates our heritage and expertise in RNAi combined with the newly acquired assets and expertise through the OnCore merger.

We believe that, as a result of the merger, Tekmira will be well positioned to capitalize on the HBV global market opportunity. Our current HBV pipeline consists of 9 drugs and drug candidates, with eight unique mechanisms of action. Our unique strategy is to target the three pillars we believe are necessary to deliver an HBV cure, including: (i)  suppressing HBV viral replication, (ii) restoring host response by suppressing HBsAg or activating/stimulating the host immune system directed at HBV and (iii) eliminating covalently closed circular DNA (cccDNA), the reservoir of viral genomic material. We believe that our chances for success in HBV are increased, and risk is mitigated, by having a portfolio of assets targeting these three strategies. Most importantly, we believe combination therapies are the key to HBV treatment and a potential cure. We believe that clinical development can be accelerated when multiple components of a combination therapy regimen are controlled by the same company and therefore we have retained exclusive worldwide development and commercialization rights to all of our drug candidates and programs in HBV.

Recognized as a world leader in RNA interference (RNAi) delivery technology, Tekmira is a biopharmaceutical company that since inception has focused on advancing novel RNAi-based therapeutics. RNA interference is considered one of the most important discoveries in the field of biomedical science in the last decade. RNAi has the potential to generate a new class of therapies that take advantage of the body’s own natural processes to silence genes and, by extension, treat serious human diseases that often rely on the production of certain proteins at the genetic level. With this ability to eliminate disease-causing proteins from cells, RNAi therapies represent opportunities for therapeutic intervention that have not been achievable with conventional therapeutics.

Tekmira’s proprietary LNP Delivery Platform allows for the successful delivery and enablement of RNAi drugs. By encapsulating the RNAi trigger molecules in lipid nanoparticles (LNP); our LNP technology enables efficient delivery and uptake into target cells. Our LNP technology represents the most widely adopted delivery method in RNAi. To date, it has enabled eight clinical trials and has been administered to more than 250 patients. Recent results demonstrate that multi-dosing with LNP technology has been well-tolerated with treatments out to one year.

With anti-viral, oncology, and metabolic product platforms, our RNAi product pipeline is focused on areas where there is a significant medical need and commercial opportunity. Tekmira’s clinical and preclinical programs include RNAi therapeutics addressing chronic hepatitis B virus (HBV) infection, cancer indications such as gastrointestinal neuroendocrine tumors and adrenocortical carcinoma, and metabolic disorders such as hypertriglyceridemia.

Tekmira’s LNP technology also enables our partners’ development programs and pipelines, providing us with non-dilutive funding to support its internal therapeutic development programs. Because LNP can enable a wide variety of nucleic acid triggers, including messenger RNA (mRNA), we continue to seek new product development and partnering opportunities based on our industry-leading delivery expertise.

Corporate History

Tekmira was incorporated pursuant to the British Columbia Business Corporations Act (BCBCA), on October 6, 2005, and commenced active business on April 30, 2007, when Tekmira and its parent company, Inex Pharmaceuticals Corporation (“Inex”) were reorganized under a statutory plan of arrangement (the “Reorganization”) completed under the provisions of the BCBCA. The Reorganization saw Inex’s entire business transferred to and continued by Tekmira. In this discussion of corporate history the terms “we”, “us” and “our” refer to the business of Inex for the time prior to the Reorganization and the business of Tekmira for the time after the Reorganization.

Since 1992, we have focused on developing lipid delivery technologies for different classes of therapeutic agents, including chemotherapy drugs and nucleic acid drugs. Our technology was applied to the development of Marqibo®, a liposomal formulation of the chemotherapy drug vincristine, which was subsequently licensed to Hana Biosciences in 2006. Under this legacy agreement, our current licensee, Spectrum Pharmaceuticals, Inc., has a license to develop Marqibo, along with two other liposomal chemotherapy products.

Since 2005, Protiva Biotherapeutics, Inc. (“Protiva”) and Inex began separately developing lipid nanoparticle delivery technology for a class of nucleic acid drugs called RNAi trigger molecules that mediate RNA interference, or RNAi, and  both Protiva and Inex initiated separate research collaborations with Alnylam Pharmaceuticals, Inc. (“Alnylam”) to combine Alnylam’s expertise in RNAi trigger molecules or “trigger” technologies with each of Protiva’s and Inex’s separate proprietary knowledge of RNAi delivery technology.  In January 2007, Inex entered into a License and Collaboration Agreement with Alnylam where Inex obtained, among other things, a worldwide license to certain Alnylam intellectual property for the research, development, manufacturing and commercialization of RNAi products for the treatment of human diseases, and Alnylam obtained exclusive access to Inex’s delivery technology for siRNA and microRNA.  In August 2007, Protiva entered into a Cross License Agreement with Alnylam where Protiva obtained, among other things, a worldwide license to certain Alnylam intellectual property for the research, development, manufacturing and commercialization of RNAi products for the treatment of human diseases and Alnylam obtained non-exclusive access to Protiva’s delivery technology for siRNA and microRNA.

In 2008, Inex and Protiva entered into a business combination. At the time of its acquisition, Protiva was a private, venture-backed company incorporated under the laws of Canada and since 2003 had focused its business on developing lipid nanoparticle (LNP) delivery technology for RNAi, a business similar to Inex’s. Since commencing work on the delivery of RNAi triggers, Protiva has filed several patent applications covering different LNP formulations, manufacturing processes, and RNAi trigger design to remove any immune stimulatory properties. At the time of its acquisition, Protiva had licensed its LNP technology on a non-exclusive basis to Alnylam and (“Merck”) and had access to Alnylam’s intellectual property for the research, development and commercialization of RNAi products.

The business combination with Protiva was completed through an acquisition, under a share purchase agreement, of all the then outstanding shares of Protiva in consideration for common shares of Tekmira. Protiva is now Tekmira’s wholly-owned subsidiary. Concurrent with the completion of the business combination with Protiva, we entered into initial research agreements with F. Hoffman-La Roche Ltd and Hoffman La-Roche Inc., which we refer to together as (“Roche”), and completed private placement investments of $5.0 million with Alnylam and $5.0 million with an affiliate of Roche. Since the completion of the business combination with Protiva, Tekmira has focused on advancing RNAi therapeutic products and providing LNP delivery technology to pharmaceutical partners and collaborators using Protiva’s lipid technology.

In March of 2015, Tekmira completed a merger whereby OnCore Biopharma, Inc. (“OnCore”) became a wholly owned subsidiary of Tekmira.  As described in further detail below, Tekmira’s business strategy going forward intends to focus on discovering, developing and commercializing therapeutics targeting chronic hepatitis B infection, as well as continuing to advance our non-HBV programs as well.

Tekmira is headquartered in Vancouver, Canada, and it opened an office in Seattle, USA in May 2014.  As a result of the merger with OnCore, we also have offices in Doylestown, Pennsylvania, USA.

 Recent Developments

Business Combination between Tekmira and OnCore

On March 4, 2015, Tekmira completed a business combination pursuant to which OnCore became a wholly-owned subsidiary of Tekmira.  This combined company intends to focus on developing a curative regimen for hepatitis B virus (HBV) patients by combining multiple therapeutic approaches. The transaction was approved by 99.5% of votes cast by Tekmira shareholders voting at a Special Meeting held on Tuesday, March 3, 2015, and representing 51.2% of Tekmira’s common shareholders. In connection with the transaction, Tekmira issued 23,973,315 common shares to the shareholders of OnCore in exchange for their OnCore securities, and OnCore became a wholly-owned subsidiary of Tekmira.

The new company's management team includes Mark J. Murray, PhD, President and Chief Executive Officer; Patrick T. Higgins, Chief Operating Officer; Bruce Cousins, Chief Financial Officer; Michael J. Sofia, PhD, Chief Scientific Officer; and Michael J. Abrams, PhD, Chief Discovery Officer. William T. Symonds, PharmD, is the Chief Development Officer and will lead the clinical development of the portfolio.

Vivek Ramaswamy is the Chairman of the Board for Tekmira. The remaining Board members are Dr. Mark J. Murray, Mr. Herbert Conrad, Mr. Richard Henriques, Dr. Keith Manchester, Mr. Frank Karbe, and Dr. William Symonds.

The business combination involving Tekmira and OnCore brings together each of Tekmira’s and OnCore’s broad expertise in antiviral drug development, Tekmira’s clinic-ready HBV RNAi therapeutic and OnCore’s existing HBV programs to build a portfolio of compounds with a long term goal of eradicating HBV. We believe that, as a result of the merger, Tekmira will have a comprehensive HBV pipeline of drugs, and drug candidates, and be positioned to capitalise on the HBV global market opportunity. With eight unique mechanisms in development, our pipeline targets the three pillars we believe are necessary to deliver an HBV cure, including: (i)  suppressing HBV viral replication, (ii) restoring host response by suppressing Hepatitis B surface antigen (HBsAg) or activating/stimulating the host immune system directed at HBV and (iii) eliminating covalently closed circular DNA (cccDNA). We believe that our chances for success in HBV are increased, and risk is mitigated, by having a portfolio of assets targeting these three strategies. Most importantly, we believe combination therapies are the key to HBV treatment and a potential cure. We believe that clinical development can be accelerated when multiple components of a combination therapy regimen are controlled by the same company, and therefore we have retained exclusive worldwide development and commercialization rights to all of our drug candidates and programs in HBV.

While we intend to focus our business strategy on HBV, we also believe that value resides in our other non-HBV programs and with our Lipid Nanoparticle (LNP) technology. We plan to determine what we believe are the best strategies for optimizing the value of the remaining assets. We also see significant value in the collaborations Tekmira has established to date, and plan to continue to work closely with and support our partners using Tekmira’s RNAi technology.

Voluntary Delisting from the Toronto Stock Exchange (TSX)

Our common shares were voluntarily delisted from the Toronto Stock Exchange ("TSX") as of Tuesday, March 3, 2015.

RNA Interference

In the last decade, RNAi has become one of the most important innovations in the field of drug discovery and development. In 2006 the scientists who discovered the mechanisms for RNAi were awarded the Nobel Prize in Physiology or Medicine.

We believe that RNAi has the potential to generate a new class of safer therapeutics. RNAi therapeutics take advantage of the body’s own natural processes to eliminate specific gene-products or proteins in the cell. Synthetic RNAi trigger molecules are developed as drugs that specifically suppress the production of disease-associated proteins through the RNAi mechanism. RNAi trigger molecules are designed using the gene sequence coding for the target protein. RNAi -based drugs are typically small synthetic nucleic acid molecules. When RNAi triggers are introduced into the cell they are incorporated into an RNA-induced silencing complex (RISC), which interacts specifically with messenger RNA (mRNA) coding for the target protein. mRNA are cleaved in a sequence specific manner and then destroyed, preventing production of the target protein. Importantly, this process is catalytic and RISC associated RNAi triggers can remain stable inside the cell for weeks, destroying many more copies of the target mRNA and maintaining target protein suppression for extended periods of time.

Potential of RNAi Therapeutics

The development of RNAi drugs allows for a completely novel approach to treating disease, which is why RNAi is considered one of the most promising and rapidly advancing frontiers in drug discovery. While there are no RNAi therapeutics approved for commercial use, there are a number of RNAi products currently in human clinical trials. RNAi products are broadly applicable as they can eliminate the production of disease-causing proteins from cells, creating opportunities for therapeutic intervention that have not been achievable with conventional drugs. Development of RNAi therapeutic products is currently limited by the instability of the RNAi trigger molecules in the bloodstream and the inability of these molecules to access target cells or tissues following administration. Delivery technology is necessary to protect these drugs in the bloodstream to allow efficient delivery and cellular uptake by the target cells.

  Tekmira’s Lipid Nanoparticle (LNP) Delivery Technology

Tekmira has developed a proprietary delivery platform called Lipid Nanoparticle or LNP. This platform has become the gold-standard in RNAi development, establishing Tekmira as a leader in this new area of innovative medicine.

Our proprietary LNP delivery technology allows for the successful encapsulation of RNAi trigger molecules in lipid nanoparticles (LNP) administered intravenously, which travel through the bloodstream to target tissues or disease sites. LNPs are designed to protect the triggers, and stay in the circulation long enough to accumulate at disease sites, such as the liver or cancerous tumors. LNPs are then taken up into the target cells by a process called endocytosis. Subsequent activation by the changing environment inside the cell causes the LNP to release the trigger molecules, which can then successfully mediate RNAi.

In preclinical studies, Tekmira’s LNP technology has demonstrated how it can overcome the limitations of RNAi drug delivery, enabling efficient and selective “gene silencing” or reduction of certain target proteins. We believe that Tekmira is well positioned to benefit from the need for effective delivery technology for RNAi therapeutics to reach specific disease sites. Using our LNP technology we, along with our partners, are advancing several RNAi therapeutics across a range of indications for serious conditions with limited treatment options.

Lipid Nanoparticle (LNP)-Enabled Delivery and Mechanism of RNA Interference

  * RISC is an RNA-induced silencing complex that incorporates one strand of siRNA or microRNA

Today, our LNP technology represents the most widely adopted delivery technology in RNAi, which has enabled eight clinical trials and has been administered to more than 250 human subjects. Because LNP can enable a wide variety of nucleic acid triggers, including mRNA, we continue to see new product development and partnering opportunities based on our industry-leading delivery expertise.

 In October 2013, we presented new preclinical data at the International mRNA Health Conference in Tubingen, Germany, demonstrating that mRNA when encapsulated and delivered using Tekmira’s LNP technology can be effectively delivered and expressed in the liver in tumors and other specific tissues of therapeutic interest.

 Our Product Pipeline

HBV-Focused Pipeline

Hepatitis B virus (HBV) causes the most common serious liver infection in the world. The World Health Organization (WHO) estimates that 350 million people worldwide are chronically infected, and other estimates suggest this could include up to 1.4 million people in the United States. Individuals chronically infected with HBV are at an increased risk of developing significant liver disease, including cirrhosis, or permanent scarring of the liver, as well as liver failure and hepatocellular carcinoma (HCC) or liver cancer. According to the Hepatitis B Foundation, HBV is the cause of up to 80% of liver cancers. Individuals with liver cancer typically have a five-year survival rate of only 15%. The WHO estimates that more than 780,000 people die every year due to the consequences of hepatitis B virus disease.

Our extensive experience in antiviral drug development has been applied to our TKM-HBV program to develop an RNAi therapeutic for chronic hepatitis B infection. Small molecule nucleotide therapy has been the standard of care for chronic HBV infected patients. However, many of these patients continue to express a viral protein called HBV surface antigen (HBsAg). This protein causes inflammation in the liver leading to cirrhosis and, in some cases, HCC and death.

As a result of our merger whereby OnCore became a wholly owned subsidiary of Tekmira, our pipeline of assets has expanded beyond therapeutics being developed with RNAi technology, particularly with respect to HBV. In HBV, we now have what we believe is an industry-leading pipeline focused on finding a cure for chronic HBV infection. Our belief is that to achieve an HBV cure, a combination of products that affect the three main drivers of HBV persistence need to be utilized. Specifically, this means that to be successful, we believe we need to have products that address antiviral replication, immune reactivation and reduce the pool of cccDNA.

Once multiple compounds within the portfolio with sufficient anti-HBV activity have been identified, we intend, subject to discussions with regulatory authorities, to conduct a rolling Phase II clinical program. These studies will likely evaluate combinations of two or more drug candidates in small cohorts of patients with chronic HBV infection to identify active combinations and those that do not have sufficient antiviral activity. We expect to use these results to adaptively design additional treatment regimens for the next cohorts. We also plan to evaluate different treatment durations to determine the optimal duration for a finite duration therapy. We plan to continue this iterative process until we select combination therapy regimens and treatment durations to conduct Phase III clinical trials intended to ultimately support regulatory filings for marketing approval.  A graphic summary of our HBV products is set forth below.

Note: The solid circles represent the mechanism that "directly" impacts the given persistence factor.  The shaded circle shows "indirect" effects of a given mechanism.

We intend to continue to expand our HBV pipeline through internal development, acquisitions and in-licenses. We believe that a major engine for internal innovation is the collaboration entered into by OnCore, which is now a wholly owned subsidiary on Tekmira, with The Baruch S. Blumberg Institute, (“Blumberg”) one of the leading non-profit research institutes in the world focused on HBV.  We believe that this collaboration will provide us with access to cutting-edge research in new target identification, assay development, mechanism of action studies and lead-finding efforts focused on hepatitis B virus. This relationship also provides us with access to research that we believe is equal to, or surpasses that of other biotechnology or pharmaceutical companies, and can add value to our current and future research and development efforts in HBV.

TKM-HBV is designed to address an unmet medical need and eliminate HBsAg expression in patients chronically infected with HBV. Reducing HBsAg is thought to be a key prerequisite to enable a patient’s immune system to raise an adequate antibody response against the virus. The ability of TKM-HBV to inhibit numerous viral elements in addition to HBsAg increases the likelihood of successfully controlling the viral infection.

TKM-HBV is being developed as a multi-component RNAi therapeutic that simultaneously targets three sites on the HBV genome. Targeting three distinct and highly conserved sites on the HBV genome is intended to facilitate potent knockdown of all viral mRNA transcripts and viral antigens across a broad range of HBV genotypes and reduce the risk of developing antiviral resistance. The goal is for TKM-HBV to be administered without prophylactic steroid treatment.

We presented results from our preclinical studies at the 10th Annual Meeting of the Oligonucleotide Therapeutics Society Meeting held in San Diego, California, on October 15, 2014. Among the results reported is the potent and rapid reduction in HBsAg demonstrated by TKM-HBV in several well-validated models. In these models, TKM-HBV treatment resulted in reductions in both intrahepatic and serum HBsAg, as well as reductions in HBV DNA, covalently closed circular DNA (cccDNA), Hepatitis B e antigen and Hepatitis B c antigen. A rapid 1 log reduction in serum HBsAg was achieved with a single 1 mg/kg dose of TKM-HBV in the humanized mouse model, which closely mimics chronic human hepatitis B infection. 1-2 log viral reductions from similar single-dose LNP treatments in two other true-infection animal models were also demonstrated.

Preclinical studies conducted on infected primary human hepatocytes showed that TKM-HBV had robust and consistent activity against different viral strains representing the major clinical genotypes A, B, C and D. Our data shows that inclusion of three RNAi triggers results in a more broadly effective knockdown of hepatitis B viral elements than a single trigger alone. The mode of action of TKM-HBV complements standard of care nucleoside/nucleotide (NUC) therapy, and lack of drug antagonism has been demonstrated with entecavir, lamivudine and tenofovir on infected primary human hepatocytes, making combination therapy a viable option.

Our data supports the utility of TKM-HBV as a potential new therapeutic option for treating patients with chronic HBV infection. In early 2015, we advanced two TKM-HBV product candidates into a Phase I trial. Both product candidates employ the same unique combination of three RNAi trigger molecules. However, they differ in their LNP composition. One formulation employs a third generation LNP, and the other employs a new, fourth generation LNP, which incorporates novel lipid chemistry and demonstrates improved potency. The multi-component RNAi therapeutic is expected to result in broad and effective inhibition of HBV.

The TKM-HBV Phase I clinical trial is a randomized, single-blind, placebo-controlled study, involving single ascending doses of TKM-HBV. The study will assess the safety, tolerability and pharmacokinetics of intravenous administration of two formulations of TKM-HBV in healthy adult subjects. For each formulation, there are five planned cohorts for a total of 20 subjects (40 in total for both formulations). Four subjects will be enrolled per cohort with three subjects receiving TKM-HBV, and one receiving placebo. We expect the results from the Phase I clinical trial in healthy human volunteers to determine which product formulation we will advance into chronically infected patients in a multi-dosing trial in the second half of 2015.

Following our recent merger with OnCore, our product development pipeline will now focus on discovery, acquisition or in-licensing and developing drug candidates that attack multiple targets of the HBV lifecycle, including the aggressive suppression of HBV replication, restoration of an adequate immune response and reducing the pool of cccDNA. Although the ultimate curative regimens for HBV are currently unknown, we have assembled a robust portfolio of drug development programs targeting multiple targets within the HBV life cycle, which we plan to evaluate to determine the best potential combination approaches for patients.  These assets include the following:

Cyclophilin Inhibitor — OCB-030

Cyclophilins are proteins that have been shown to play a role in several biological processes, including viral infection. By inhibiting cyclophilin, we believe the ability of HBV to replicate can be impaired and the host immune response toward HBV may be enhanced. Through our OnCore subsidiary, we have licensed from NeuroVive Pharmaceutical AB, or “NeuroVive”, the exclusive rights to develop and commercialize cyclophilin inhibitor drug candidates, including OCB-030, for the treatment of hepatitis B. We are engaged in studies which we expect to be completed in order to file an IND, or equivalent, and initiate a study by year end 2015.

TLR9 Agonist (CYT-003)

Pharmaceutical activation of toll-like receptors (TLRs) is a novel and attractive approach for the treatment of chronic HBV because agonism of these receptors triggers innate immune responses and also stimulates adaptive immunity.  It is hoped that immune stimulation by TLR agonists can overcome the multiple immunologic blocks that allows chronic HBV infection, including direct activation of the host’s innate antiviral response, hence overcoming the functional weakness in HBV-specific immune cell responses.

Licensed from Cytos Bioetchnology Ltd. (“Cytos”), CYT-003 is a biological carrier which is filled with the immunostimulatory oligonucleotide called G10. G10 is a toll-like receptor-9 (TLR-9) agonist. CYT-003 has been shown to directly activate B cells and stimulates human pDC to secrete Interferon alpha. CYT-003 also activates other antigen presenting cells indirectly and promotes the development of TH1 type cytokine response. This is thought to be potentially beneficial in promoting anti-HBV T cell immunity. CYT-003 has previously been utilised in human trials in other indications and therefore could move quickly into the clinic in HBV infected patients. Preclinical studies to demonstrate proof of concept are anticipated to be initiated in 2015.

Capsid Assembly Inhibitors

We are developing two capsid assembly inhibitors as oral therapeutics for the treatment of chronic HBV infection. By inhibiting assembly of the viral capsid, the ability of hepatitis B virus to replicate is impaired, which subsequently reduces the amount of new virus produced, and may have an effect on cccDNA. Through our OnCore subsidiary, we have acquired exclusive, worldwide rights to these drug candidates through an in-license from Blumberg and Drexel University, or (“Drexel”), and through OnCore’s recent acquisition of Enantigen Therapeutics, Inc., or Enantigen.

Surface Antigen Secretion Inhibitors

We are developing multiple small molecule orally bioavailable HBV surface antigen secretion inhibitors. By inhibiting the secretion of HBV surface antigen from infected cells, we expect that the immune response of patients treated with this therapy can reengage and thereby mount a more credible response to a hepatitis B virus infection. We acquired these drug candidates through OnCore’s recent acquisition of Enantigen.

STING Agonists

We are developing STING (stimulator of interferon genes) agonists. By activating interferon genes, we anticipate that the body can produce additional interferon alpha and beta, which have antiviral properties. Our development program, which is currently in the discovery research stage, is based on proof of concept data in mice generated by Blumberg which showed that STING agonists can elicit an antiviral response and inhibit HBV replication in mouse liver cells. In collaboration with Blumberg, our plan is to identify potent, orally active small molecule human STING agonists that possess the desired characteristics to progress into human clinical studies.

cccDNA Formation Inhibitors

We are developing multiple series of cccDNA formation inhibitors. The inhibition of cccDNA formation would reduce the amount of cccDNA in the infected liver cell and could ultimately eliminate the reservoir of HBV genomic material required for continued viral replication. Through our OnCore subsidiary, we acquired the exclusive, worldwide rights to this program through an in-license from Blumberg. This program is currently in lead optimization.

cccDNA Epigenetic Modifiers

In addition to cccDNA formation inhibitors, we are developing cccDNA epigenetic modifiers. By controlling cccDNA transcription, we anticipate that we may be able to inhibit the formation of new virus and subviral particles from cccDNA. This development program, which is currently in the discovery research stage, is based on proof of concept data generated by Blumberg using known inhibitors of enzymes involved in DNA information processing.

Non-HBV Assets – Clinical Programs and Pre-Clinical Programs (LNP enabled)

We believe there is significant value in our non-HBV assets and remain committed to maximizing this value. We intend to continue our clinical programs to the appropriate point in support of this objective. We also remain interested in advancing our ongoing metabolic and rare disease preclinical programs in an appropriate way toward this value maximization objective and in continuing to leverage our knowledge and expertise in LNP technology. A graphic summary of our non-HBV products is set forth below.

Our RNAi product pipeline is focused on anti-virals, oncology and metabolic product platforms, where there is a significant medical need and commercial opportunity. Our intention is to advance our RNAi product pipeline either ourselves or with partners, with a focus on realizing the value of these assets.

We believe that our LNP technology is a leading technology for formulating novel RNAi and mRNA products. The use of the technology in these fields has the potential to enable a broad new class of therapeutics. Our LNP technology currently represents the most widely adopted and advanced delivery technology in RNAi, having enabled eight clinical trials and with administration to over 250 patients to date. LNP and RNAi technology has the potential to generate a broad new class of therapeutics that take advantage of the body’s own natural processes to silence genes — or more specifically to eliminate specific gene-products, from the cell.

We are also committed to continuing to support the work of our product development partners and intellectual property licensees with the goal of realizing the short-term and long term financial potential of these partnerships.

Clinical Programs (LNP enabled)

TKM-PLK1

Our oncology product platform, TKM-PLK1, targets polo-like kinase 1 (PLK1), a protein involved in tumor cell proliferation and a validated oncology target. Inhibition of PLK1 expression prevents the tumor cell from completing cell division, resulting in cell cycle arrest and death of the cancer cell. Evidence that patients with elevated levels of PLK1 in their tumors exhibit poorer prognosis and survival rates has been documented in the medical literature. TKM-PLK1 is being evaluated in oncology indications in which there are limited or ineffective therapies available: Gastrointestinal Neuroendocrine Tumors (GI-NET), Adrenocortical Carcinoma (ACC) and Hepatocellular Carcinoma (HCC).

GI-NET and ACC

GI-NET is the gastrointestinal subset of neuroendocrine tumors. According to a paper by Yao et al. (2008), a historical analysis of the US SEER database reveals the incidence of neuroendocrine tumors has increased faster in the last few decades than any other neoplasm, with a growth rate of greater than 3% expected to continue in the near term. The prevalence of GI-NET in the US is estimated to be approximately 55,000 individuals. Prognosis for advanced or metastatic GI-NET, the target population for TKM-PLK1, is poor with 25-54% of patients surviving less than one year.

ACC is an ultra-rare form of cancer that develops in the adrenal gland, with data from the US National Cancer Institute estimating 500 patients in the US. Survival prognosis for these patients is poor. A large percentage of patients are not good surgical candidates and there is a lack of effective systemic therapies.

We presented updated Phase I TKM-PLK1 data at the 6th Annual NET Conference hosted by the North American Neuroendocrine Tumor Society (NA-NETS) in Charleston, South Carolina on October 4, 2013. This data set included a total of 36 patients in a population of advanced cancer patients with solid tumors. Doses ranged from 0.15 mg/kg to 0.90 mg/kg during the dose escalation portion of the trial, with the maximum tolerated dose (MTD) of 0.75 mg/kg. Serious adverse events (SAEs) were experienced by four subjects in this heavily pre-treated, advanced cancer patient population, with three of four subjects continuing on study. Forty percent (6 out of 15) of patients evaluable for response, treated at a dose equal to or greater than 0.6 mg/kg, showed clinical benefit. Three out of the four ACC patients (75%) treated with TKM-PLK1 achieved stable disease, including one patient who saw a 19.3% reduction in target tumor size after two cycles of treatment and is still on study receiving TKM-PLK1. Of the two GI-NET patients enrolled, both experienced clinical benefit: one patient had a partial response based on Response Evaluation Criteria in Solid Tumors (RECIST) criteria, and the other GI-NET patient achieved stable disease and showed a greater than 50% reduction in Chromogranin-A (CgA) levels, a key biomarker used to predict clinical outcome and tumor response.

Based on encouraging results from the dose escalation portion and expansion cohort from our Phase I TKM-PLK1 clinical trial, we expanded into a Phase I/II clinical trial with TKM-PLK1, which is specifically enrolling patients within two therapeutic indications: advanced GI-NET or ACC. This multi-center, single arm, open label study is designed to measure efficacy using RECIST criteria for GI-NET patients and ACC patients as well as evaluate the safety, tolerability and pharmacokinetics of TKM-PLK1. TKM-PLK1 is administered weekly with each four-week cycle consisting of three once-weekly doses followed by a rest week. In the Fall of 2014, we achieved our enrolment target of patients with advanced GI-NET or ACC tumors. These patients will continue treatment and be followed to determine if TKM-PLK1 produces a meaningful clinical benefit.

We provided an update on this Phase I/II clinical study in December 2014. To date, 55 patients, in both the Phase I and Phase I/II studies have been treated at doses of ≥ 0.6 mg/kg, which is considered to be in the efficacious dose range based on preclinical studies. Of these, 31 patients comprise the target population of GI-NET or ACC patients. Currently, nine patients (GI-NET and ACC) remain actively on treatment and data collection is ongoing.

While we are still awaiting maturation of data, we continue to see evidence of anti-tumor activity in some treated subjects, including one ACC patient with an almost complete resolution of their disease. We expect to report final data from these studies in the second half of 2015.

HCC

HCC is one of the most common cancers and one of the most deadly, with over 650,000 deaths each year worldwide according to the Globocan 2012 database.  US incidence is estimated at 27,000 individuals with annual growth rates greater than 2%. HCC is an aggressive, hard-to-treat disease with one-year survival rates of less than 50% and five-year rates as low as 4% (National Cancer Institute). To date, Nexavar® (sorafenib) is the only agent approved to treat HCC with an improvement in overall survival of just two to three months.

In May 2014, we initiated another Phase I/II clinical trial with TKM-PLK1, enrolling patients with advanced HCC. Patient dosing has commenced and we have completed the first treatment in all of our subjects for the first HCC cohort. This Phase I/II clinical trial is a multi-center, single arm, open label dose escalation study designed to evaluate the safety, tolerability and pharmacokinetics of TKM-PLK1 as well as determine the maximum tolerated dose in patients with advanced HCC. It will also include a preliminary assessment of the anti-tumor activity of TKM-PLK1 in this patient population. It is expected that approximately 38 patients with advanced HCC tumors will be enrolled in this Phase I/II clinical trial.

TKM-Ebola

TKM-Ebola, an anti-Ebola RNAi therapeutic, is being developed under a $140 million contract, signed in July 2010, with the U.S. Department of Defense (DoD) Joint Project Manager Medical Countermeasure Systems BioDefense Therapeutics (JPM-MCS-BDTX). Preclinical studies published in the medical journal The Lancet in 2010 demonstrated that when RNAi triggers targeting the Ebola virus and delivered by our LNP technology were used to treat previously infected non-human primates, the result was 100 percent protection from an otherwise lethal dose of Zaire Ebola virus (Geisbert et al., The Lancet, Vol. 375, May 29, 2010).

In May 2013, our collaboration with the JPM-MCS-BDTX was modified and expanded to include advances in LNP formulation technology. The contract modification increased the first stage of funding from $34.7 million to $41.7 million. In April 2014, we signed a second contract modification to increase this funding by $2.1 million to a total of $43.8 million to compensate Tekmira for unrecovered costs that occurred in 2012 and to provide additional funding should it be required.

TKM-Ebola is being developed under specific U.S. Food and Drug Administration (FDA) regulatory guidelines called the “Animal Rule”. This allows, in circumstances where it is unethical or not feasible to conduct human efficacy studies, marketing approval to be granted based on adequate and well-controlled animal studies when the results of those studies establish that the drug is reasonably likely to produce clinical benefit in humans. Demonstration of the product’s safety in humans is still required.

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

In July 2014, we received notice from the FDA placing the TKM-Ebola Investigational New Drug application (IND) on clinical hold until additional information is supplied, and the multiple ascending dose portion of the trial protocol is modified to ensure the safety of healthy volunteers. The clinical hold was subsequently modified to a partial clinical hold to permit the administration of TKM-Ebola to patients with a suspected or confirmed Ebola virus infection. Under the FDA’s expanded access program, several patients with a confirmed or suspected Ebola virus infection were treated with TKM-Ebola. Data is being collected and will be provided to the FDA under our IND. Health Canada also established a similar framework for the potential use of TKM-Ebola in the same group of patients.

With the emergency use of our TKM-Ebola product under expanded access protocols and recent developments, such as the production of a new product candidate for clinical trials in West Africa, the clinical development pathways for our Ebola products are evolving. We may not be able to resolve the partial clinical hold of the healthy volunteer, multiple ascending dose portion of our Phase 1 trial of TKM-Ebola.

In December 2014, the US Congress amended the Rare and Tropical Disease list to include Ebola as a candidate for a potential Accelerated Review Voucher.

TKM-Ebola-Guinea, an Anti-Ebola RNAi Therapeutic Targeting Ebola-Guinea Strain of Ebola Virus

In September 2014, we joined an international consortium led by the International Severe Acute Respiratory and Emerging Infection Consortium (ISARIC) at the University of Oxford, UK, to potentially provide an RNAi based investigational therapeutic for expedited clinical studies in West Africa.

In October 2014, the genomic sequence of the Ebola-Guinea strain, which is the virus responsible for the recent outbreak in West Africa, was determined from several viral isolates and published in the New England Journal of Medicine (Baize S., et al. Emergence of Zaire Ebola Virus Disease in Guinea; New England Journal of Medicine, October 9, 2014 Vol. 371 No. 15). We rapidly developed a modified RNAi therapeutic to specifically target Ebola-Guinea. The new product, TKM-Ebola-Guinea, is designed to match the genomic sequence exactly, with two RNAi molecule triggers. Results of preclinical studies with TKM-Ebola-Guinea demonstrated efficacy comparable to those obtained with TKM-Ebola, which demonstrated up to 100% protection from an otherwise lethal dose of the virus.

In December 2014, we entered into a Manufacturing and Clinical Trial Agreement with the University of Oxford to provide the new TKM-Ebola-Guinea therapeutic product for clinical studies in West Africa. ISARIC can conduct clinical studies of TKM-Ebola-Guinea in Ebola virus infected patients, with funding provided by the Wellcome Trust. GMP manufacture of TKM-Ebola-Guinea is now complete and 100 treatment courses are available for the study. A Phase II single arm trial called RAPIDE (Rapid Assessment of Potential Interventions & Drugs for Ebola), was initiated in March 2015 in Sierra Leone. The study is open-label with a concurrent observational study in Ebola virus disease, and results are expected in the second half of 2015.

The U.S. Department of Defense JPM-MCS-BDTX has also exercised an option, valued at $7.0 million, in our current contract to manufacture TKM-Ebola-Guinea. We have been awarded the option for scale-up and GMP manufacture of the product for approximately 500 treatment courses.

Non-HBV Preclinical Programs (LNP enabled)

We are currently evaluating several additional preclinical candidates with potential in diverse therapeutic areas. Given the extremely high efficiency of delivery for third and fourth generation liver-centric LNP formulations, we are focused on rare diseases where the molecular target is found in the liver, early clinical proof-of-concept can be achieved and development opportunities may be accelerated. Our research team intends to continue to generate preclinical data to support the advancement of the most promising of these targets.

TKM-Marburg

Like Ebola, Marburg is a member of the filovirus family of hemorrhagic fever viruses. Natural outbreaks with the Marburg-Angola strain have resulted in mortality in approximately 90% of infected individuals. There are currently no approved therapeutics available for the treatment of Marburg infection.

In 2010, along with the University of Texas Medical Branch (UTMB), we were awarded a National Institutes of Health (NIH) grant to support research to develop RNAi therapeutics to treat Ebola and Marburg hemorrhagic fever viral infections. In November 2013, we announced data showing 100% survival in non-human primates infected with the Angola strain of the Marburg virus in two separate studies. These results build upon a study published earlier in the Journal of Infectious Disease showing 100% protection in guinea pig models of infection with Angola, Ci67 and Ravn strains of the Marburg virus using a broad spectrum RNAi therapeutic enabled by Tekmira’s LNP.

In February 2014, along with UTMB, and other collaborators, we were awarded additional funding from the NIH in support of this research. Data was published demonstrating complete protection of non-human primates against lethal Marburg-Angola strain, (Science Translational Medicine. Thi EP., et al. Marburg virus infection in nonhuman primates: Therapeutic treatment by lipid-encapsulated siRNA. 2014 Aug 20;6 (250))

Non-HBV Preclinical Programs (LNP enabled)

We are currently evaluating several additional preclinical candidates with potential in diverse therapeutic areas. Given the extremely high efficiency of delivery for third and fourth generation liver-centric LNP formulations, we are focused on rare diseases where the molecular target is found in the liver, early clinical proof-of-concept can be achieved and development opportunities may be accelerated. Our research team intends to continue to generate preclinical data to support the advancement of the most promising of these targets.

 TKM-HTG

Our metabolic product platform, TKM-HTG, aims to achieve rapid and sustained reductions of triglycerides to address the limitations of existing Hypertriglyceridemia (HTG) treatments. Hypertriglyceridemia is a type of dyslipidemia where there are high blood levels of triglycerides. Patients with severe HTG, (classified as triglyceride levels greater than 1000 mg/dL) are at risk of acute pancreatitis as well as the risk of cardiovascular disease. Approximately one million adults in the US and 18 million worldwide suffer from severe HTG. (NHANES 2003-2004 data).

Another patient group affected by HTG are those with Familial Chylomicronemia Syndrome (FCS), which is a very rare hereditary condition affecting an estimated 1:1,000,000 people (www.fcs.raredr.com). Additionally, 35% of patients with Type 2 Diabetes (T2D) suffer from mixed hyperlipidemia which is a combination of elevated cholesterol and high triglycerides. With underlying T2D, these patients are at considerable risk from cardiovascular disease.

TKM-HTG is being developed as a multi-component RNAi therapeutic that simultaneously targets a combination of genes expressed in the liver, which are known to play a significant role in triglyceride metabolism. High triglyceride levels are medically linked to increased risk of cardiovascular disease, fatty liver disease, insulin resistance and pancreatitis.

We anticipate filing an investigational new drug application, or equivalent document, in the second half of 2015.

 TKM-ALDH

TKM-ALDH is designed to knockdown or silence aldehyde dehydrogenase (ALDH) to induce long term acute sensitivity to ethanol, for use in severe alcohol use disorder. Aldehyde dehydrogenase is a key enzyme in ethanol metabolism. Inhibition of ALDH activity, through the silencing of ALDH, results in the build-up of acetaldehyde leading to adverse physiological effects. Human proof of concept for ALDH inhibition already exists in the form of the approved drug disulfiram. However, disulfiram’s efficacy is compromised by poor compliance because it has to be taken daily. We believe TKM-ALDH will induce prolonged ethanol sensitivity that will enable it to overcome the compliance limitations associated with daily dosing. We are exploring partnering or external funding opportunities to maximize the value of this asset.

Ongoing Advancements in LNP Technology

We plan to continue to develop our proprietary LNP delivery technology and receive clinical validation from LNP-based products currently in clinical trials. The most advanced LNP-enabled therapeutic, which is being developed by Alnylam, has entered a Phase III clinical trial. We believe our LNP technology can remain an important cornerstone of our business development activities moving forward. We recently announced the latest (fourth) generation of the platform which comprises a rational re-design of the lipid architecture, as well as formulation and process advances. These attributes can be utilized in programs entering the clinic in 2015 and are expected to yield significant increases in potency and therapeutic index.

Because LNP can enable a wide variety of nucleic acid triggers, including mRNA, we continue to see new product development and partnering opportunities based on what we believe is our industry-leading delivery expertise. In February 2014, we presented new preclinical data at the AsiaTIDES scientific symposium in Tokyo, Japan demonstrating that mRNA can be effectively delivered to target proteins expressed.

Partner-Based Programs

Patisiran (ALN-TTR02)

Patisiran, or ALN-TTR02, which is being developed by Alnylam, represents the most clinically advanced application of our proprietary LNP delivery technology. In November 2013, Alnylam presented positive results from its Phase II clinical trial with patisiran (ALN-TTR02), an RNAi therapeutic targeting transthyretin (TTR) for the treatment of TTR-mediated amyloidosis (ATTR). In December 2013, Alnylam announced the initiation of the APOLLO Phase III trial of patisiran to evaluate efficacy and safety of patisiran in ATTR patients with Familial Amyloidotic Polyneuropathy (FAP). In April 2014, Alnylam presented positive new data from its Phase II clinical trial with patisiran. These results provide additional support for Alnylam's Phase III APOLLO trial. In October 2014, Alnylam reported positive clinical data for the ongoing patisiran Phase II Open Label Extension (OLE) study in patients with FAP. The results demonstrated sustained knockdown of serum TTR of up to 90% and a favorable tolerability profile out to one year of treatment.

Alnylam has also pursued two other LNP-based products through clinical development: ALN-VSP (liver cancer), and ALN-PCS02 (hypercholesterolemia). Alnylam will pay Tekmira low single digit royalties based on commercial sales of Alnylam’s LNP-enabled products. More information about our licensing agreement with Alnylam can be found under the “Strategic Alliances, Licensing Agreements, and Research Collaborations” section of this report.

Marqibo®

Marqibo®, originally developed by Tekmira, is a novel, sphingomyelin/cholesterol liposome-encapsulated formulation of the FDA-approved anticancer drug vincristine. Marqibo’s approved indication is for the treatment of adult patients with Philadelphia chromosome-negative acute lymphoblastic leukemia (Ph-ALL) in second or greater relapse or whose disease has progressed following two or more lines of anti-leukemia therapy. Our licensee, Spectrum Pharmaceuticals, Inc. (“Spectrum”), launched Marqibo through its existing hematology sales force in the United States. We are entitled to mid-single digit royalty payments based on Marqibo’s commercial sales. Spectrum has ongoing trials evaluating Marqibo in three additional indications, which are: first line use in patients with Philadelphia Negative Acute Lymphoblastic Leukemia (Ph-ALL), Pediatric ALL and Non-Hodgkin’s lymphoma. More information about our licensing agreement with Spectrum can be found under the “Strategic Alliances, Licensing Agreements, and Research Collaborations” section of this report.

DCR-PH1

In November 2014, we signed a licensing and collaboration agreement with Dicerna Pharmaceuticals, Inc. to utilize our LNP delivery technology exclusively in Dicerna's primary hyperoxaluria type 1 (PH1) development program. Dicerna will use our third generation LNP technology for delivery of DCR-PH1, Dicerna's product incorporating its Dicer substrate RNA (DsiRNA) molecule, for the treatment of PH1, a rare, inherited liver disorder that often results in kidney failure and for which there are no approved therapies. More information about our licensing agreement with Dicerna can be found under the “Strategic Alliances, Licensing Agreements, and Research Collaborations” section of this report.

Strategic Alliances, Licensing Agreements, and Research Collaborations

Since inception, we have fostered collaborations and technology licensing relationships with leading companies in the RNAi field, including Alnylam Pharmaceuticals, Inc., Bristol-Myers Squibb Company, Merck & Co. Inc., the U.S. Department of Defense’s BioDefense Therapeutics’ Office, Monsanto, Dicerna Pharmaceuticals Inc., and other undisclosed pharmaceutical and biotechnology companies.

We have certain rights under the RNAi intellectual property of Alnylam Pharmaceuticals, Inc. to develop 13 RNAi therapeutic products. In addition, we have a broad non-exclusive license to use Unlocked Nucleobase Analogs (UNAs) from Arcturus Therapeutics, Inc. (“Arcturus”) for the development of RNAi therapeutic products directed to any target in any therapeutic indication.

Alnylam Pharmaceuticals, Inc. (“Alnylam”) and Acuitas Therapeutics Inc. (“Acuitas”)

In November 2012, we, Alnylam, and AlCana Technologies, Inc. (now Acuitas Therapeutics Inc.) entered into an agreement to settle all litigation and to restructure the existing contractual relationship, replacing all earlier licensing, cross-licensing, collaboration, and manufacturing agreements. Consistent with the terms outlined in the 2012 settlement agreement, in December 2013, we finalized and entered a cross-license agreement with Acuitas. The terms provide Acuitas with access to certain of our earlier Intellectual Property (IP) generated prior to April 2010, and provide us with certain access to their technology and licenses in the RNAi field, along with a percentage of each milestone, and royalty payment with respect to certain products. In addition, Acuitas has agreed that it will not compete in the RNAi field for a period of five years.

As a result of the settlement and 2012 cross-license agreement, we received a total of $65 million in cash payments from Alnylam in November 2012. This included $30 million associated with the termination of the manufacturing agreement and $35 million associated with the termination of the previous Alnylam-Inex and Alnylam-Protiva license agreements, as well as a reduction of the milestone and royalty schedules associated with Alnylam’s ALN-VSP, ALN-PCS, and ALN-TTR programs. Of the $65 million received from Alnylam, $18.7 million was subsequently paid by us to our lead legal counsel, in satisfaction of the contingent obligation owed to that counsel. In addition, Alnylam transferred all agreed upon patents and patent applications related to LNP technology for the systemic delivery of RNAi therapeutic products, including the MC3 lipid family, which is used in Alnylam’s TTR-mediated amyloidosis treatment ALN-TTR02, to Tekmira. As a result, we own and control prosecution of this IP portfolio. We are the only company able to sublicense LNP intellectual property in future platform-type relationships. Alnylam has a license to use our IP to develop and commercialize products and may only grant access to our LNP technology to its partners if the partner is part of a product sublicense. Alnylam’s license rights are limited to patents that we filed, or that claim priority to a patent that was filed, before April 15, 2010. Alnylam does not have rights to our patents filed on or after April 15, 2010 unless they claim priority to a patent filed before that date. Alnylam will pay us low single digit royalties based on commercial sales of Alnylam’s LNP-enabled products using our technology, including ALN-TTR02 (patisiran), ALN-VSP, and ALN-PCS02.

 The 2012 cross-license agreement with Alnylam also grants us IP rights to develop our own proprietary RNAi therapeutics. Alnylam has granted us a worldwide license for the discovery, development and commercialization of RNAi products directed to 13 gene targets – three exclusive and ten non-exclusive licenses – provided that they have not been committed by Alnylam to a third party, or are otherwise unavailable as a result of the exercise of a right of first refusal held by a third party, or are part of an ongoing or planned development program of Alnylam. Licenses for five of the 10 non-exclusive targets – ApoB, PLK1, Ebola, WEE1, and CSN5 – have already been granted, along with an additional license for ALDH2, which has been granted on an exclusive basis. In consideration for this license, we have agreed to pay single-digit royalties to Alnylam on product sales and have milestone obligations of up to $8.5 million on the non-exclusive licenses (with the exception of TKM-Ebola, which has no milestone obligations). Alnylam no longer has “opt-in” rights to our lead oncology product, TKM-PLK1, so we now hold all development and commercialization rights related TKM-PLK1. We will have no milestone obligations on the three exclusive licenses.

In December 2013, we received a $5.0 million milestone from Alnylam, triggered by the initiation of the APOLLO Phase III trial of patisiran. We have entered an arbitration proceeding with Alnylam, as provided for under our licensing agreement, to resolve a matter related to a disputed $5.0 million milestone payment payable to us by Alnylam for its ALN-VSP product. We have not recorded any revenue in respect of this milestone.

Merck & Co., Inc. ("Merck") and Alnylam license agreement

As a result of the business collaboration with Protiva in 2008, we acquired a non-exclusive royalty-bearing worldwide license agreement with Merck. Under the license, Merck will pay up to $17.0 million in milestones for each product they develop covered by Protiva’s IP, except for the first product for which Merck will pay up to $15.0 million in milestones, and will pay royalties on product sales. Merck’s license rights are limited to patents that we filed, or that claim priority to a patent that was filed, before October 9, 2008. Merck does not have rights to our patents filed after October 9, 2008 unless they claim priority to a patent filed before that date. Merck has also granted a license to us to certain of its patents.  On March 6, 2014, Alnylam announced that they acquired all assets and licenses from Merck, which included our license agreement.

Dicerna Pharmaceuticals, Inc. (“Dicerna”)

In November 2014, Tekmira signed a licensing agreement and a development and supply agreement with Dicerna to license Tekmira's LNP delivery technology for exclusive use in Dicerna's primary hyperoxaluria type 1 (PH1) development program. Dicerna will use Tekmira's third generation LNP technology for delivery of DCR-PH1, Dicerna's product incorporating its Dicer substrate RNA (DsiRNA) molecule, for the treatment of PH1, a rare, inherited liver disorder that often results in kidney failure and for which there are no approved therapies. Under the agreements, Dicerna paid Tekmira $2.5 million upfront and will potentially make payments of $22 million in aggregate development milestones, plus a mid-single-digit royalty on future PH1 sales. This partnership also includes a supply agreement under which we will provide clinical drug supply and regulatory support for the rapid advancement of this product candidate.

Monsanto Company (“Monsanto”)

In January 2014, we signed an Option Agreement and a Service Agreement with Monsanto, pursuant to which Monsanto may obtain a license to use our proprietary delivery technology. The transaction supports the application of our proprietary delivery technology and related IP for use in agriculture. The potential value of the transaction could reach $86.2 million following the successful completion of milestones. In January 2014, we received $14.5 million of the $17.5 million in anticipated near term payments. We received additional payments of $1.5 M each in June 2014 and October 2014 following achievement of specific program objectives.

Spectrum Pharmaceuticals, Inc. (“Spectrum”)

In July 2013, Talon Therapeutics Inc. (formerly Hana Biosciences, Inc.) was acquired by Spectrum. Under a legacy license agreement, Spectrum has an exclusive license to three targeted chemotherapy products originally developed by us. Marqibo® (optisomal vincristine), Alocrest® (optisomal vinorelbine) and Brakiva® (optisomal topotecan). Spectrum will pay us milestones and single-digit royalties and is responsible for all future development and expenses.

We are eligible to receive milestone payments from Spectrum up to $18.0 million upon achievement of further development and regulatory milestones, as well as single-digit royalties based on product sales. If Spectrum sublicenses any of the product candidates, we are eligible to receive a percentage of any upfront fees or milestone payments received by Spectrum. On September 18, 2014, Spectrum announced that they have sublicensed rights to sell Marqibo in the Greater China region to CASI Pharmaceuticals, Inc. (“CASI”). CASI issued a promissory note for $1.5 million as up-front consideration for the sublicense. The promissory note is payable on March 17, 2016 at which time Spectrum will pay a portion to us. Depending on the royalty rates Spectrum receives from its sub-licensees, our royalty rate may be lower on product sales by the sub-licensees. The royalty rate will be reduced to low single digits if there is generic competition.

Marqibo is a novel, sphingomyelin/cholesterol liposome-encapsulated formulation of the FDA-approved anticancer drug vincristine originally developed by Tekmira. In September 2013, we announced that our licensee, Spectrum had launched Marqibo through its existing hematology sales force in the United States. Since then commercial sales have occurred. We are entitled to mid-single digit royalty payments based on Marqibo’s commercial sales.

Marina Biotech, Inc. (“Marina”) /Arcturus Therapeutics, Inc. (“Arcturus”)

In November 2012, we disclosed that we had obtained a worldwide, non-exclusive license to a novel RNAi trigger technology called Unlocked Nucleobase Analog (UNA) from Marina for the development of RNAi therapeutics. UNAs can be incorporated into RNAi drugs and have the potential to improve them by increasing their stability and reducing off-target effects. In August 2013, Marina assigned its UNA technology to Arcturus and the UNA license agreement between Tekmira and Marina was assigned to Arcturus. The terms of the license are otherwise unchanged.

To date, we have paid Marina $0.5 million in license fees and there are milestones of up to $3.2 million plus royalties for each product that we develop using UNA technology licensed from Marina.  We announced on January 21, 2015, that we had initiated a Phase I clinical trial with TKM-HBV. As TKM-HBV utilizes UNA technology in-licensed from Arcturus, the initiation of the trial triggered a single milestone payment of $250,000 payable by us to Arcturus.

U.S. National Institutes of Health (“NIH”)

In October 2010, we announced that together with collaborators at The University of Texas Medical Branch (UTMB), we were awarded a new NIH grant to support research to develop RNAi therapeutics to treat Ebola and Marburg hemorrhagic fever viral infections using our LNP delivery technology.  The grant, worth $2.4 million, is supporting work at Tekmira and at UTMB. In February 2014, we along with UTMB, and other collaborators, were awarded additional funding from the NIH in support of this research. Under this grant, we will receive $3.4 million over a period of five years.

Bristol-Myers Squibb Company (“BMS”)

In May 2010, we announced a research collaboration with BMS. Under this agreement, BMS conducted preclinical work to validate the function of certain genes and shared the data with us to potentially develop RNAi therapeutic drugs against therapeutic targets of interest. We formulated the required RNAi trigger molecules enabled by our LNP technology to silence target genes of interest.  BMS paid us $3.0 million concurrent with the signing of the agreement. We provided a predetermined number of LNP batches over the four-year agreement.  In May 2011, we announced a further expansion of the collaboration to include broader applications of our LNP technology and additional target validation work. In May 2014, the collaboration expired and both parties’ obligations ended. Recognition of revenue from agreements with BMS is covered in the Revenue section of this MD&A.

Halo-Bio RNAi Therapeutics, Inc. (“Halo-Bio”)

In August 2011, we entered into a license and collaboration agreement with Halo-Bio. Under the agreement, Halo-Bio granted to us an exclusive license to its multivalent ribonucleic acid MV-RNA technology. The agreement was amended on August 8, 2012, to adjust future license fees and other contingent payments. To date, we have recorded $0.5 million in fees under our license from Halo-Bio. We terminated the agreement with Halo-Bio on July 31, 2013. There are no further payments due or contingently payable to Halo-Bio.

Aradigm Corporation (“Aradigm”)

In December 2004, we entered into a licensing agreement with Aradigm under which Aradigm exclusively licensed certain of our liposomal intellectual property for the pulmonary delivery of Ciprofloxacin. As amended, this agreement calls for milestone payments totalling $4.5 and $4.75 million, respectively, for the first two disease indications pursued by Aradigm using our technology, and for low- to mid-single-digit royalties on sales revenue from products using our technology. We terminated the Aradigm license agreement in May 2013.

University of British Columbia (“UBC”)

Certain early work on lipid nanoparticle delivery systems and related inventions was undertaken at the University of British Columbia (UBC). These inventions are licensed to us by UBC under a license agreement, initially entered in 1998 and as amended in 2001, 2006 and 2007. We have granted sublicenses under the UBC license to Alnylam as well as to Talon.  Alnylam has in turn sublicensed back to us under the licensed UBC patents for discovery, development and commercialization of RNAi products. In mid-2009, we and our subsidiary Protiva entered into a supplemental agreement with UBC, Alnylam and Acuitas, in relation to a separate research collaboration to be conducted among UBC, Alnylam and Acuitas to which we have license rights. The settlement agreement signed in late 2012 to resolve the litigation among Alnylam, Acuitas, Tekmira and Protiva provided for the effective termination of all obligations under such supplemental agreement as between and among all litigants.

  On November 10, 2014, the University of British Columbia filed a demand for arbitration against Tekmira Pharmaceuticals Corp., BCICAC File No.: DCA-1623.  We received UBC’s Statement of Claims on January 16, 2015.  In its Statement of Claims, UBC alleges that it is entitled to $3.5 million in allegedly unpaid royalties based on publicly available information, and an unspecified amount based on non-public information.  UBC also seeks interest and costs, including legal fees. Tekmira disputes UBC’s allegation.  No dates have been scheduled for this arbitration.

Newly acquired assets as a result of our merger with OnCore

In addition to the newly acquired product candidates discussed above, our merger with OnCore resulted in the acquisition of the following:

Cytos Biotechnology Ltd (“Cytos”)

On December 30, 2014, OnCore entered into an exclusive, worldwide, sub-licensable (subject to certain restrictions with respect to licensed viral infections other than hepatitis) license to six different series of compounds. The licensed compounds are Qbeta-derived virus-like particles that encapsulate TLR9, TLR7 or RIG-I agonists and may or may not be conjugated with antigens from hepatitis virus or other licensed viruses.  We have an option to expand this license to include additional viral infections other than influenza and Cytos will retain all rights for influenza, all non-viral infections, and all viral infections (other than hepatitis) for which we have not exercised an option.

In partial consideration for this license, upon closing of the Cytos Agreement we will be obligated to pay Cytos up to a total of $67 million for each of the six licensed compound series upon the achievement of specified development and regulatory milestones for hepatitis; and each additional licensed viral infection, up to a total of $110 million upon the achievement of specified sales performance milestones; and tiered royalty payments in the high-single to low-double digits, based upon the proportionate net sales of licensed products in any commercialized combination.

The Baruch S. Blumberg Institute (“Blumberg”) and Drexel University (“Drexel”)

In February 2014, OnCore entered into a license agreement with Blumberg and Drexel that granted us an exclusive (except as to certain know-how and subject to retained non-commercial research rights), worldwide, sub-licensable license to three different compound series: cccDNA inhibitors, capsid assembly inhibitors and HCC inhibitors.

In partial consideration for this license, OnCore paid a license initiation fee of $150,000 and issued warrants to Blumberg and Drexel. Under this license agreement, OnCore also agreed to pay up to $3.5 million in development and regulatory milestones per licensed compound series, up to $92.5 million in sales performance milestones per licensed product, and royalties in the mid-single digits based upon the proportionate net sales of licensed products in any commercialized combination. We are obligated to pay Blumberg and Drexel a double digit percentage of all amounts received from the sub-licensees, subject to customary exclusions.

In November 2014, OnCore entered into an additional license agreement with Blumberg and Drexel pursuant to which OnCore received an exclusive (subject to retained non-commercial research rights), worldwide, sub-licensable license under specified patents and know-how controlled by Blumberg and Drexel covering epigenetic modifiers of cccDNA and STING agonists. In consideration for these exclusive licenses, OnCore made an upfront payment of $50,000. Under this agreement, we will be required to pay up to $1.0 million for each licensed product upon the achievement of a specified regulatory milestone and a low single digit royalty, based upon the proportionate net sales of compounds covered by this intellectual property in any commercialized combination. We are also obligated to pay Blumberg and Drexel a double digit percentage of all amounts received from its sub-licensees, subject to exclusions.

Acquisition of Enantigen Therapeutics, Inc. (“Enantigen”)

In October 2014, OnCore acquired all of the outstanding shares of Enantigen pursuant to a stock purchase agreement. Through this transaction, OnCore acquired a HBV surface antigen secretion inhibitor program and a capsid assembly inhibitor program, each of which are now assets of Tekmira, following the merger with OnCore.

Under the stock purchase agreement, we agreed to pay to Enantigen’s selling stockholders up to a total of $21.0 million upon the achievement of specified development and regulatory milestones for the first two products that contain either a capsid compound, or a HBV surface antigen compound that is covered by a patent that acquired under this agreement, or a capsid compound from an agreed upon list of compounds, up to a total of $101.5 million in sales performance milestones in connection with the sale of the first commercialized product of Tekmira for the treatment of HBV, regardless of whether such product is based upon assets acquired under this agreement; and low single digit royalty on net sales of such first commercialized HBV product, up to a maximum royalty payment of $1.0 million that, if paid, would be offset against our milestone payment obligations.

License Agreements between Enantigen and Blumberg and Drexel

Under the stock purchase agreement, we also agreed to that Enantigen would fulfill its obligations under Enantigen’s three patent license agreements with Blumberg and Drexel. Pursuant to each patent license agreement, Enantigen is obligated to pay Blumberg and Drexel up to approximately $500,000 in development and regulatory milestones per licensed product, royalties in the low single digits, and a percentage of revenue it receives from its sub-licensees.

Research Collaboration and Funding Agreement with Blumberg

In October 2014, OnCore entered into a research collaboration and funding agreement with Blumberg under which we will provide $1.0 million per year of research funding for three years, renewable at our option for an additional three years, for Blumberg to conduct research projects in HBV and liver cancer pursuant to a research plan to be agreed upon by the parties. Blumberg has exclusivity obligations to Tekmira with respect to HBV research funded under the agreement. In addition, we have the right to match any third party offer to fund HBV research that falls outside the scope of the research being funded under the agreement. Blumberg has granted us the right to obtain an exclusive, royalty bearing, worldwide license to any intellectual property generated by any funded research project. If we elect to exercise our right to obtain such a license, we will have a specified period of time to negotiate and enter into a mutually agreeable license agreement with Blumberg. This license agreement will include the following pre negotiated upfront, milestone and royalty payments: an upfront payment in the amount of $100,000; up to $8.1 million upon the achievement of specified development and regulatory milestones; up to $92.5 million upon the achievement of specified commercialization milestones; and royalties at a low single to mid-single digit rates based upon the proportionate net sales of licensed products from any commercialized combination.

NeuroVive Pharmaceutical AB (“NeuroVive”)

In September 2014, OnCore entered into a license agreement with NeuroVive that granted us an exclusive, worldwide, sub-licensable license to develop, manufacture and commercialize, for the treatment of HBV, oral dosage form sanglifehrin based cyclophilin inhibitors (including OCB-030). Under this license agreement we have been granted a non-exclusive, royalty free right and license and right of reference to NeuroVive’s relevant regulatory approvals and filings for the sole purpose of developing, manufacturing and commercializing licensed products for the treatment of HBV. Under this license agreement, we have (1) an option to expand our exclusive license to include treatment of viral diseases other than HBV and (2) an option, exercisable upon specified conditions, to expand our exclusive license to include development, manufacture and commercialization of non-oral variations of licensed products for treatment of viral diseases other than HBV. NeuroVive retains all rights with respect to development, manufacture and commercialization of licensed products and non-oral variations of licensed products for all indications (other than HBV) for which we have not exercised our option.

In partial consideration for this license, OnCore paid NeuroVive a license fee of $1 million. We are also obligated to pay up to $47.0 million in clinical development and regulatory milestones per indication and up to $102.5 million in sales performance milestones per licensed product and indication. If we are acquired by a third party in a transaction that meets certain criteria, then we or our acquiror will be obligated to pay all remaining development, regulatory and sales milestone payments, regardless of whether the applicable milestone events have been achieved, for each licensed product that entered clinical development before such acquisition. We agreed to pay NeuroVive tiered royalties in the mid-single to low-double digit range based upon the proportionate gross sales of patented licensed products from any commercialized combination. If we terminate this license agreement in its entirety for convenience prior to the first commercial sale of any licensed product, we will be obligated to pay NeuroVive $2 million.

Patents and Proprietary Rights

Our commercial success depends in part on our ability to obtain and maintain proprietary protection for our drug candidates, novel discoveries, product development technologies and other know-how, to operate without infringing on the proprietary rights of others and to prevent others from infringing our proprietary rights. Our policy is to seek to protect our proprietary position by, among other methods, filing or in licensing U.S. and foreign patents and patent applications related to our proprietary technology, inventions and improvements that are important to the development and implementation of our business. We also rely on trademarks, trade secrets, know how, continuing technological innovation and potential in licensing opportunities to develop and maintain our proprietary position.

In addition to our proprietary expertise, we own a portfolio of patents and patent applications directed to LNP inventions, the formulation and manufacture of LNP-based pharmaceuticals, chemical modification of RNAi molecules, and RNAi drugs and processes directed at particular disease indications. We have filed many patent applications with the US and European Patent Offices that have been granted. In the US our patents might be challenged by interference or opposition proceedings. In Europe, upon grant, a period of nine months is allowed for notification of opposition to such granted patents.  If our patents are subjected to interference or opposition proceedings, we would incur significant costs to defend them. Further, our failure to prevail in any such proceedings could limit the patent protection available to our RNAi platform, including our product candidates.

We have a portfolio of approximately 95 patent families, in the U.S. and abroad, that are directed to various aspects of LNPs and LNP formulations. The portfolio includes approximately 72 issued U.S. patents, approximately 71 issued non-U.S. patents, and approximately 229 pending patent applications, including the following patents and applications in the United States and Europe (1) :

Invention Category	Title	Priority Filing Date*	Status**	Expiration Date***
LNP	Lipid Encapsulated Interfering RNA	07/16/2003	U.S. Pat. No.7,982,027; applications pending in the U.S. and Europe	07/16/2024
LNP	Lipid Encapsulated Interfering RNA	06/07/2004	U.S. Pat. No. 7,799,565; European Pat. No.1766035; application pending in the U.S.	06/07/2025
LNP	Novel Lipid Formulations for Nucleic Acid Delivery	04/15/2008	U.S. Pat. Nos. 8,058,069; 8,492,359 and 8,822,668; applications pending in U.S. and Europe.	04/15/2029
LNP	Novel Lipid Formulations for Delivery of Therapeutic Agents to Solid Tumors	07/01/2009	U.S. Pat. No.8,283,333 Applications pending in the U.S. and Europe	06/30/2030
LNP Manufacturing	Liposomal Apparatus and Manufacturing Methods	06/28/2002	U.S. Pat. Nos. 7,901,708 and 8,329,070; European Pat. No. 1519714; application pending in the U.S.; application allowed in Europe	06/30/2023
LNP Manufacturing	Systems and Methods for Manufacturing Liposomes	07/27/2005	Application pending in the U.S. and Europe	07/27/2026
Novel Lipids	Cationic Lipids and Methods of Use	06/07/2004	U.S. Pat. No. 7,745,651; European Pat. No. 1781593; application pending in the U.S.	06/07/2025
Novel Lipids	Polyethyleneglycol-Modified Lipid Compounds and Uses Thereof	09/15/2003	U.S. Pat. No. 7,803,397; European Pat. No. 1664316; application pending in the U.S.	09/15/2024
Chemical Modifications	Modified siRNA Molecules and Uses Thereof	11/02/2005	U.S. Pat. Nos. 8,101,741,8,188,263 and 8,513,403; applications pending in Europe and the U.S.	11/02/2026
Chemical Modifications	Modified siRNA Molecules and Uses Thereof	06/09/2006	U.S. Pat. No. 7,915,399	06/08/2027
Therapeutic Target	siRNA Silencing of Apolipoprotein B	11/17/2004	Application pending in Europe	11/17/2025
Therapeutic Target	Compositions and Methods for Silencing Apolipoprotein B	07/01/2009	U.S. Pat. No. 8,236,943 application pending in Europe	06/30/2030
Therapeutic Target	siRNA Silencing of Filovirus Gene Expression	10/20/2005	U.S. Pat. No. 7,838,658	10/20/2026
Therapeutic Target	Compositions and Methods for Silencing Ebola Virus Gene Expression	07/20/2009	Application allowed in the U.S.	07/20/2030
Therapeutic Target	Silencing of Polo-Like Kinase Expression using Interfering RNA	12/27/2007	Applications pending in the U.S. and Europe	12/23/2028

(1)	Patent information current as of January 8, 2015.
*	Priority filing dates are based on the filing dates of provisional patent applications. Provisional applications expire unless they are converted to non-provisional applications within one year.
**	An “allowed” patent application is an active case that has been found by the patent office to contain patentable subject matter, subject to the payment of issue/grant fees by the applicant.
***	Once issued, the term of a US patent first filed after mid-1995 generally extends until the 20th anniversary of the filing date of the first non-provisional application to which such patent claims priority. It is important to note, however, that the United States Patent & Trademark Office, or USPTO, sometimes requires the filing of a Terminal Disclaimer during prosecution, which may shorten the term of the patent. On the other hand, certain patent term adjustments may be available based on USPTO delays during prosecution. Similarly, in the pharmaceutical area, certain patent term extensions may be available based on the history of the drug in clinical trials. We cannot predict whether or not any such adjustments or extensions will be available or the length of any such adjustments or extensions.

Through our wholly-owned subsidiary, OnCore, we also have licenses to numerous patents and patent applications relating to HBV drug candidates, methods of manufacturing and development, diagnosis, treatment or prevention of hepatitis viruses in humans, among others.

Employees

At December 31, 2014, Tekmira had 103 employees, 75 of whom were engaged in research and development. As a result of our recent merger with OnCore, we are adding 11 additional employees.  None of our employees are represented by a labor union or covered by a collective bargaining agreement, nor have we experienced any work stoppages. We believe that relations with our employees are good.

Corporate information

The company is comprised of six entities, Tekmira Pharmaceuticals Corporation (“Tekmira” or “we” or “us”) and five wholly owned subsidiaries (Protiva Biotherapeutics Inc., Protiva Agricultural Development Company Inc., Protiva Biotherapeutics (USA) Inc., OnCore Biopharma, Inc and Enantigen Therapeutics, Inc). Tekmira was incorporated pursuant to the British Columbia Business Corporations Act, or BCBCA, on October 6, 2005 and commenced active business on April 30, 2007 when Tekmira and its parent company, Inex Pharmaceuticals Corporation, or Inex, were reorganized under a statutory plan of arrangement (the Reorganization) completed under the provisions of the BCBCA. The Reorganization saw Inex’s entire business transferred to and continued by Tekmira. Protiva Biotherapeutics Inc., is incorporated under the BCBCA and was acquired by Tekmira Pharmaceuticals Corporation on May 30, 2008. Protiva Biotherapeutics (USA) Inc., is incorporated in the State of Delaware and was acquired by Tekmira Pharmaceuticals Corporation on May 30, 2008. Protiva Agricultural Development Company Inc., is incorporated under the BCBCA and was formed on January 9, 2014. On March 4, 2015, we completed a business combination with OnCore Biopharma, Inc., that is intended to create a leading global hepatitis B virus (HBV) company focused on developing a curative regimen for HBV patients by combining multiple therapeutic approaches. OnCore has one subsidiary, Enantigen Therapeutics, Inc.

Tekmira’s head office and principal place of business is located at 100—8900 Glenlyon Parkway, Burnaby, British Columbia, Canada, V5J 5J8 (telephone: (604) 419-3200). The Company’s registered and records office is located at 700 West Georgia St, 25th Floor, Vancouver, British Columbia, Canada, V7Y 1B3. The address of the Seattle office is 1100 Dexter Ave N. Suite 100, Seattle, WA 98109. OnCore’s offices are located at 3805 Old Easton Road, Doylestown, PA 18902.

Investor information

We are a reporting issuer in Canada under the securities laws of each of the Provinces of Canada. On March 3, 2015, Tekmira’s common shares were voluntarily delisted from the Toronto Stock Exchange. Since November 15, 2010, Tekmira’s common shares have been trading on the NASDAQ Global Market under the symbol “TKMR.” Tekmira's common shares will continue to be listed and trade on the NASDAQ under the ticker symbol of "TKMR" and its Canadian shareholders will be able to continue to trade through their brokers on that exchange.

  We maintain an internet website at http://www.tekmira.com. The information on our website is not incorporated by reference into this annual report on Form 10-K and should not be considered to be a part of this annual report on Form 10-K. Our website address is included in this annual report on Form 10-K as an inactive technical reference only. Our reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, including our annual reports on Form 10-K (annual reports on Form 20-F up to year-ended December 31, 2012), our quarterly reports on Form 10-Q (quarterly reports on Form 6-K up to quarter-ended September 30, 2013) and our current reports on Form 8-K, and amendments to those reports, are accessible through our website, free of charge, as soon as reasonably practicable after these reports are filed electronically with, or otherwise furnished to, the SEC. We also make available on our website the charters of our audit committee, executive compensation and human resources committee and corporate governance and nominating committee, whistleblower policy, insider trading policy, and majority voting policy, as well as our code of business conduct and ethics for directors, officers and employees. In addition, we intend to disclose on our web site any amendments to, or waivers from, our code of business conduct and ethics that are required to be disclosed pursuant to the SEC rules.

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

Risks Related to Our Business

We are in the early stages of our development and because we have a short development history with ribonucleic acid interference (RNAi) and assets relating to HBV, there is a limited amount of information about us upon which you can evaluate our RNAi business and prospects, and our HBV business and prospects.

We have not begun to market or generate revenues from the commercialization of any RNAi products or our HBV products. We have only a limited history upon which one can evaluate our business and prospects as our therapeutic products are still at an early stage of development and thus we have limited experience and have not yet demonstrated an ability to successfully overcome many of the risks and uncertainties frequently encountered by companies in new and rapidly evolving fields, particularly in the biopharmaceutical area. For example, to execute our business plan, we will need to successfully:

•	execute research and development activities using RNAi technology; and technologies involved in the development of HBV therapeutics;
•	build, maintain and protect a strong intellectual property portfolio;
•	gain acceptance for the development and commercialization of any product we develop;
•	develop and maintain successful strategic relationships; and
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

We intend to concentrate our internal research and development efforts in the future primarily on the discovery and development of therapeutics targeting chronic hepatitis B to be able to ultimately develop a cure for the disease. Our future success depends in part on the successful development of these therapeutics.

Our approach to the treatment of HBV is unproven, and we do not know whether we will be able to develop any drugs of commercial value.

There is no known cure for HBV. Any compounds that we develop may not effectively address the three key factors driving HBV persistence that we believe should be targeted in order to cure HBV. Even if we are able to develop compounds that address one or more of these key factors, targeting these key factors has not been proven to cure HBV. Further, our focus on the elimination of cccDNA as the critical component of developing a cure for HBV may be misplaced in the event that the elimination of cccDNA does not prove to contribute to a cure for HBV. In addition, we may be unable to develop a drug that successfully eliminates cccDNA. We may be unable to acquire additional drug candidates on terms acceptable to us, or at all. Even if we are able to acquire or develop drug candidates that address one of these mechanisms of action in preclinical studies, we may not succeed in demonstrating safety and efficacy of the drug candidate in human clinical trials. If we are unable to identify suitable compounds for preclinical and clinical development, we will not succeed in realizing our goal of a cure for HBV.

We also intend to continue research and development efforts on RNAi technology and products based on RNAi technology. While RNAi technology is based on a naturally occurring process that takes place inside cells, which can suppress the production of specific proteins, and has the potential to generate therapeutic drugs that take advantage of that process, neither we nor any other company has received regulatory approval to market a therapeutic product based on RNAi technology. The scientific discoveries that form the basis for our efforts to discover and develop new products are relatively new. While there are a number of RNAi therapeutics in development, very few product candidates based on these discoveries have ever been tested in humans and there can be no assurance that any RNAi therapeutic product will be approved for commercial use.

If we are not successful in developing a product with our research and development efforts, we may be required to change the scope and direction of our product development activities. In that case, we may not be able to identify and implement successfully an alternative product development strategy.

We expect to depend in part on our existing collaborators for a significant portion of our revenues and to develop, conduct clinical trials with, obtain regulatory approvals for, and manufacture, market and sell some of our product candidates. If these collaborations are unsuccessful, or anticipated milestone payments are not received, our business could be adversely affected.

We expect that we will depend in part on Alnylam, Spectrum, the DoD, and Monsanto to provide revenue to fund our operations, especially in the near term. The DoD represented 63% of our operating revenue for the year ended December 31, 2014. Furthermore, our strategy is to enter into various additional arrangements with corporate and academic collaborators, licensors, licensees and others for the research, development, clinical testing, manufacturing, marketing and commercialization of our products. We may be unable to continue to establish such collaborations, and any collaborative arrangements we do establish may be unsuccessful, or we may not receive milestone payments as anticipated.

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

We expect to spend substantial amounts to acquire additional drug candidates, to conduct further research and development and preclinical testing and clinical trials of our drug candidates, to seek regulatory approvals for our drug candidates and to launch and commercialize any drug candidates for which we receive regulatory approval. These expenditures will include costs associated with our and our subsidiary’s licensing agreements with Blumberg, or Drexel, and NeuroVive and Cytos. Under the terms of these agreements, we are obligated to make significant cash payments upon the achievement of specified development, regulatory and sales performance milestones, as well as royalty payments in connection with the sale of licensed products, to our licensors.

We expect the DoD to fund our TKM-Ebola program through to completion of a Phase 1 human safety clinical trial and possibly beyond that to FDA drug approval. The quantum and timing of funding may not be what we have projected and the DoD could cancel this funding at any time.

We have a contract with the DoD for $43.8 million for our TKM-Ebola program through to the completion of a Phase 1 human safety clinical trial and certain manufacturing objectives. The DoD may later extend the contract to cover the entire TKM-Ebola program through to FDA drug approval.

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

Within the next several years, substantial additional funds will be required to continue with the active development of our pipeline products and technologies. In particular, our funding needs may vary depending on a number of factors including:

•	revenues earned from our partners, including Alnylam, Spectrum, Monsanto, and Dicerna;
•	revenues earned from our DoD contract to develop TKM-Ebola;
•	the extent to which we continue the development of our product candidates or form collaborative relationships to advance our products;
•	our decisions to in-license or acquire additional products or technology for development,
•	our ability to attract and retain corporate partners, and their effectiveness in carrying out the development and ultimate commercialization of our product candidates;
•	whether batches of drugs that we manufacture fail to meet specifications resulting in delays and investigational and remanufacturing costs;
•	the decisions, and the timing of decisions, made by health regulatory agencies regarding our technology and products;
•	competing technological and market developments; and
•	prosecuting and enforcing our patent claims and other intellectual property rights.

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

With the exception of the year ended December 31, 2006 and December 31, 2012, we have incurred losses each fiscal year since inception until December 31, 2014 and have not received any revenues other than from research and development collaborations, license fees and milestone payments. From inception to December 31, 2014, we have an accumulated net deficit of $ 206 million. As we continue our research and development and clinical trials and seek regulatory approval for the sale of our product candidates, we do not expect to attain sustained profitability for the foreseeable future. We do not expect to achieve sustained profits until such time as strategic alliance payments, product sales and royalty payments, if any, generate sufficient revenues to fund our continuing operations. We cannot predict if we will ever achieve profitability and, if we do, we may not be able to remain consistently profitable or increase our profitability.

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

Despite the implementation of security measures, our internal computer systems and those of our contractors and consultants are vulnerable to damage from computer viruses, unauthorized access, natural disasters, terrorism, war, and telecommunication and electrical failures. Such events could cause interruption of our operations. For example, the loss of pre-clinical trial data or data from completed or ongoing clinical trials for our product candidates could result in delays in our regulatory filings and development efforts and significantly increase our costs. To the extent that any disruption or security breach will result in a loss of or damage to our data, or inappropriate disclosure of confidential or proprietary information, we could incur liability and the development of our product candidates could be delayed.

If, in the future, our internal control over financial reporting is not effective, it could have a material adverse effect on our stock price and our ability to raise capital.

We have completed an independent audit of our internal control over financial reporting for our fiscal year ending December 31, 2014 and no material weaknesses have been identified. If our internal control over financial reporting is determined in the future to not be effective, whether by our management or by our independent auditors, there could be an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements, which could materially adversely affect our stock price and our ability to raise capital necessary to operate our business. In addition, we may be required to incur costs in improving our internal control system and hiring additional personnel.

The failure to integrate successfully the businesses of Tekmira and OnCore in the expected timeframe would adversely affect Tekmira’s future results following the completion of the merger.

Tekmira recently closed a merger transaction whereby OnCore became its wholly owned subsidiary.  The success of Tekmira will depend, in large part, on the ability of Tekmira to realize the anticipated benefits from this merger, including operating synergies, from combining the businesses of Tekmira and OnCore. To realize these anticipated benefits, Tekmira must successfully integrate the businesses of Tekmira and OnCore. This integration will be complex and time-consuming. Tekmira can offer no assurance that it realize the benefits anticipated to result from the merger.

Potential difficulties that may be encountered in the integration process include the following:

• complexities associated with managing the larger, combined business;
• integrating personnel from the two companies;
• potential unknown liabilities and unforeseen expenses, delays or regulatory conditions associated with the merger;
• performance shortfalls at one or both of the companies as a result of the diversion of management’s attention caused by completing the merger and integrating the companies’ operations and
• challenges related to the management and monitoring of new operations and associated increased costs and complexity.

Tekmira’s success will be dependent on its ability to maintain and renew relationships with pre-existing third party relationships. There can be no assurance that the business of Tekmira will be able to maintain pre-existing business relationships, or enter into or maintain new business relationships, on acceptable terms, if at all. The failure to maintain important pre-existing third party relationships could have a material adverse effect on the business, financial condition or results of operations of Tekmira.

Risks Related to Development, Clinical Testing and Regulatory Approval of Our Product Candidates

The manufacture and sale of human therapeutic products are governed by a variety of statutes and regulations. There can be no assurance that our product candidates will obtain regulatory approval.

To obtain marketing approval, U.S. and Canadian laws require:

•	controlled research and human clinical testing;
•	establishment of the safety and efficacy of the product for each use sought;
•	government review and approval of a submission containing manufacturing, pre-clinical and clinical data;
•	adherence to Good Manufacturing Practice Regulations during production and storage; and
•	control of marketing activities, including advertising and labelling

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

We must demonstrate our product candidates’ safety and efficacy in humans through extensive clinical testing. Our research and development programs are at an early stage of development. We may experience numerous unforeseen events during, or as a result of, the testing process that could delay or prevent commercialization of any products, including the following:

•	decreased demand for our product candidates;
•	impairment of our business reputation;
•	withdrawal of clinical trial participants;
•	costs of related litigation;
•	substantial monetary awards to patients or other claimants;
•	loss of revenues; and
•	inability to commercialize our product candidates.

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

Recently enacted and future legislation may increase the difficulty and cost for us to obtain marketing approval of and commercialize our drug candidates and affect the prices we may obtain.

In the United States and some foreign jurisdictions, there have been a number of legislative and regulatory changes and proposed changes regarding the healthcare system that could, among other things, prevent or delay marketing approval of our drug candidates, restrict or regulate post approval activities and affect our ability to profitably sell any products for which we obtain marketing approval.

For example, in March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care Education Reconciliation Act, or collectively the Affordable Care Act, was enacted to broaden access to health insurance, reduce or constrain the growth of healthcare spending, enhance remedies against fraud and abuse, add new transparency requirements for health care and health insurance industries, impose new taxes and fees on the health industry and impose additional health policy reforms. Although it is too early to determine the effect of the Affordable Care Act, the new law appears likely to continue the downward pressure on pharmaceutical pricing, especially under the Medicare program, and may also increase our regulatory burdens and operating costs.

Moreover, the recently enacted Drug Supply Chain Security Act imposes new obligations on manufacturers of pharmaceutical products related to product and tracking and tracing. Legislative and regulatory proposals have been made to expand post approval requirements and restrict sales and promotional activities for pharmaceutical products. We are not sure whether additional legislative changes will be enacted, or whether the current regulations, guidance or interpretations will be changed, or what the impact of such changes on our business, if any, may be.

Coverage and adequate reimbursement may not be available for our drug candidates, which could make it difficult for us to sell our products profitably.

Market acceptance and sales of any drug candidates that we develop, will depend in part on the extent to which reimbursement for these products and related treatments will be available from third party payors, including government health administration authorities and private health insurers. Third party payors decide which drugs they will pay for and establish reimbursement levels. Third party payors often rely upon Medicare coverage policy and payment limitations in setting their own reimbursement policies. However, decisions regarding the extent of coverage and amount of reimbursement to be provided for each of our drug candidates will be made on a plan by plan basis. One payors determination to provide coverage for a product does not assure that other payors will also provide coverage, and adequate reimbursement, for the product. Additionally, a third party payors decision to provide coverage for a drug does not imply that an adequate reimbursement rate will be approved. Each plan determines whether or not it will provide coverage for a drug, what amount it will pay the manufacturer for the drug, and on what tier of its formulary the drug will be placed. The position of a drug on a formulary generally determines the copayment that a patient will need to make to obtain the drug and can strongly influence the adoption of a drug by patients and physicians. Patients who are prescribed treatments for their conditions and providers performing the prescribed services generally rely on third party payors to reimburse all or part of the associated healthcare costs. Patients are unlikely to use our products unless coverage is provided and reimbursement is adequate to cover a significant portion of the cost of our products.

A primary trend in the U.S. healthcare industry and elsewhere is cost containment. Third party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular medications. We cannot be sure that coverage and reimbursement will be available for any product that we commercialize and, if reimbursement is available, what the level of reimbursement will be. Inadequate coverage and reimbursement may impact the demand for, or the price of, any product for which we obtain marketing approval. If coverage and adequate reimbursement is not available, or is available only to limited levels, we may not be able to successfully commercialize any drug candidates that we develop.

Additionally, there have been a number of legislative and regulatory proposals to change the healthcare system in the United States and in some foreign jurisdictions that could affect our ability to sell any future drugs profitably. These legislative and regulatory changes may negatively impact the reimbursement for any future drugs, following approval.

Risks Related to Patents, Licenses and Trade Secrets

Other companies or organizations may assert patent rights that prevent us from developing or commercializing our products.

RNA interference is a relatively new scientific field that has generated many different patent applications from organizations and individuals seeking to obtain patents in the field. These applications claim many different methods, compositions and processes relating to the discovery, development and commercialization of RNAi therapeutic products. Because the field is so new, very few of these patent applications have been fully processed by government patent offices around the world, and there is a great deal of uncertainty about which patents will be issued, when, to whom, and with what claims. It is likely that there could be litigation and other proceedings, such as interference and opposition proceedings in various patent offices, relating to patent rights in RNAi.

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

Our business depends, in part, on our ability to use RNAi technology that we have licensed or will in the future license from third parties, including Alnylam, and, if these licenses were terminated or if we were unable to license additional technology we may need in the future, our business will be adversely affected.

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

Our business depends, in part, on our ability to use the technology that we have licensed or will in the future license from third parties, including Blumberg, NeuroVive and Cytos, and, if these licenses were terminated or if we were unable to license additional technology we may need in the future, our business will be adversely affected.

Through our wholly owned subsidiary, OnCore, we have licensed certain of our intellectual property from Blumberg and NeuroVive and Cytos. Our current technology licenses are critical to our business and we expect to enter into additional licenses in the future.  If we fail to comply with our obligations under these agreements or any future license agreements, we are subject to a bankruptcy, or if we grant a sublicense in the future and our sublicense does not comply with our obligations under these agreements or becomes subject to a bankruptcy, the licensor may have the right to terminate the license, in which event we would not be able to develop or market products covered by the license or may face other penalties under the agreements, which would have a materially adverse effect on our business. In addition, applicable laws involving bankruptcy or similar proceeding by licensors in some jurisdictions outside the United States may provide the trustee or receiver in such proceeding with the right to set aside or otherwise terminate or seek to modify the license. Any termination of these agreements or reduction or elimination of our rights under these agreements may result in our having to negotiate new or amended agreements with less favorable terms, or cause us to lose our rights under these agreements, including our rights to important intellectual property and technologies that form the basis of our technology, which may then be in licensed by one or more of our competitors.

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

Much of our know-how and technology may constitute trade secrets. There can be no assurance, however, that we will be able to meaningfully protect our trade secrets. In order to protect our proprietary technology and processes, we rely in part on confidentiality agreements with our collaborators, employees, vendors, consultants, outside scientific collaborators and sponsored researchers, and other advisors. These agreements may not effectively prevent disclosure of confidential information and may not provide an adequate remedy in the event of unauthorized disclosure of confidential information. In addition, others may independently discover trade secrets and proprietary information, and in such cases we could not assert any trade secret rights against such party. Costly and time consuming litigation could continue to be necessary to enforce and determine the scope of our proprietary rights, and failure to obtain or maintain trade secret protection could adversely affect our competitive business position.

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

We are aware of several companies that are working to develop drugs that would compete against our drug candidates for HBV treatment. As a significant unmet medical need exists for HBV, there are several large and small pharmaceutical companies focused on delivering therapeutics for treatment of HBV. Further, it is likely that additional drugs will become available in the future for the treatment of HBV. We will face competition from other drugs currently approved or that will be approved in the future for the treatment of chronic hepatitis B.

There are a large number of companies that are developing new agents for use in cancer therapy including RNAi therapeutics, and there are other companies developing small molecule drugs designed to inhibit the PLK1 target, including Onconova Therapeutics and Millennium/Takeda. These agents may be competitive with our product candidate TKM-PLK1.

We anticipate significant competition in the HBV market with several early phase product candidates announced. In addition, there are organizations working on treatments for Ebola virus disease and other hemorrhagic fever viruses. We will also face competition for other product candidates that we expect to develop in the future.

If we successfully develop product candidates, and obtain approval for them, we will face competition based on many different factors, including the following:

•	safety and effectiveness of our products
•	ease with which our products can be administered and the extent to which patients and physicians accept new routes of administration;
•	timing and scope of regulatory approvals for these products;
•	availability and cost of manufacturing, marketing and sales capabilities;
•	price;
•	reimbursement coverage; and
•	patent position.

Our competitors may develop or commercialize products with significant advantages over any products we develop based on any of the factors listed above or on other factors. Our competitors may therefore be more successful in commercializing their products than we are which could adversely affect our competitive position and business. Competitive products may make any products we develop obsolete or uncompetitive before we can recover the expenses of developing and commercializing our product candidates. Such competitors could also recruit our employees, which could negatively impact our level of expertise and the ability to execute on our business plan. Furthermore, we also face competition from existing and new treatment methods that reduce or eliminate the need for drugs, such as the use of advanced medical devices. The development of new medical devices or other treatment methods for the diseases we are targeting and may target could make our product candidates non-competitive, obsolete or uneconomical.

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

In addition to competition with respect to RNAi and with respect to specific products, we face substantial competition to discover and develop safe and effective means to deliver RNAi triggers to the relevant cell and tissue types. Our competitors may develop safer and more effective means to deliver RNAi triggers to the relevant cell and tissue types than our existing lipid nanoparticle delivery technology, and our ability to successfully commercialize our products would be adversely affected. In addition, substantial resources are being expended by third parties in the effort to discover and develop alternative means of delivering RNAi triggers into the relevant cell and tissue types, both in academic laboratories and in the corporate sector. Some of our competitors have substantially greater resources than we do, and if our competitors are able to negotiate exclusive access to those delivery solutions developed by third parties, we may be unable to successfully commercialize our product candidates.

We face significant competition from other biotechnology and pharmaceutical companies targeting HBV.

As a significant unmet medical need exists for HBV, there are several large and small pharmaceutical companies focused on delivering therapeutics for treatment of HBV. Further, it is likely that additional drugs will become available in the future for the treatment of HBV.

We are aware of several companies that are working to develop drugs that would compete against our drug candidates for HBV treatment. Many of our existing or potential competitors have substantially greater financial, technical and human resources than we do and significantly greater experience in the discovery and development of drug candidates, as well as in obtaining regulatory approvals of those drug candidates in the United States and in foreign countries. Our current and potential future competitors also have significantly more experience commercializing drugs that have been approved for marketing. Mergers and acquisitions in the pharmaceutical and biotechnology industries could result in even more resources being concentrated among a small number of our competitors.

Competition may increase further as a result of advances in the commercial applicability of technologies and greater availability of capital for investment in these industries. Our competitors may succeed in developing, acquiring or licensing, on an exclusive basis, drug candidates that are more effective or less costly than any drug candidate that we may develop.

We will face competition from other drugs currently approved or that will be approved in the future for the treatment of HBV. Therefore, our ability to compete successfully will depend largely on our ability to:

•	discover, develop and commercialize drugs that are superior to other products in the market;

•	demonstrate through our clinical trials that our drug candidates are differentiated from existing and future therapies;

•	attract qualified scientific, product development and commercial personnel;

•	obtain patent or other proprietary protection for our drugs and technologies;

•	obtain required regulatory approvals;

•	successfully collaborate with pharmaceutical companies in the discovery, development and commercialization of new drugs; and

•	negotiate competitive pricing and reimbursement with third party payors.

The availability of our competitors’ products could limit the demand, and the price we are able to charge, for any drug candidate we develop. The inability to compete with existing or subsequently introduced drug candidates would have a material adverse impact on our business, financial condition and prospects.

Established pharmaceutical companies may invest heavily to accelerate discovery and development of novel compounds or to in license novel compounds that could make our drug candidates less competitive. In addition, any new product that competes with an approved product must demonstrate compelling advantages in efficacy, convenience, tolerability and safety in order to overcome price competition and to be commercially successful. Accordingly, our competitors may succeed in obtaining patent protection, discovering, developing or receiving FDA approval for or commercializing medicines before we do, which would have a material adverse impact on our business.

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

Our Common Shares are listed for trading on the NASDAQ exchange. However, there can be no assurances that an active trading market in our Common Shares on these stock exchanges will be sustained.

We are incorporated in Canada and the majority of our assets, and some of our officers reside outside the United States, with the result that it may be difficult for investors to enforce any judgments obtained against us or some of our officers.

Tekmira, and some of its subsidiaries, are incorporated under the laws of the Province of British Columbia and the majority of Tekmira’s assets are located outside the United States. While we have appointed National Registered Agents, Inc. as our agent for service of process to effect service of process within the United States upon us, it may not be possible for you to enforce against us or those persons in the United States, judgments obtained in U.S. courts based upon the civil liability provisions of the U.S. federal securities laws or other laws of the United States. In addition, there is doubt as to whether original action could be brought in Canada against us or our directors or officers based solely upon U.S. federal or state securities laws and as to the enforceability in Canadian courts of judgments of U.S. courts obtained in actions based upon the civil liability provisions of U.S. federal or state securities laws.

If we are deemed to be a “passive foreign investment company” for the current or any future taxable year, investors who are subject to United States federal taxation would likely suffer materially adverse U.S. federal income tax consequences.

We generally will be a “passive foreign investment company” under the meaning of Section 1297 of the U.S. Internal Revenue Code of 1986, as amended (the “Code”), (a “PFIC”) if (a) 75% or more of our gross income is “passive income” (generally, dividends, interest, rents, royalties, and gains from the disposition of assets producing passive income) in any taxable year, or (b) if at least 50% or more of the quarterly average value of our assets produce, or are held for the production of, passive income in any taxable year. A shareholder who is a U.S. person (as such term is defined under applicable U.S. legislation) should be aware that we believe that we were a PFIC during one or more prior taxable years.  We have not yet made a determination as to whether we were a PFIC in respect of our taxable year ended December 31, 2014.  If we are a PFIC for any taxable year during which a U.S. person holds our Common Shares, it would likely result in materially adverse U.S. federal income tax consequences for such U.S. person, including, but not limited to, any gain from the sale of our Common Shares would be taxed as ordinary income, as opposed to capital gain, and such gain and certain distributions on our Common Shares would be subject to an interest charge, except in certain circumstances. It may be possible for U.S. persons to fully or partially mitigate such tax consequences by making a “qualifying electing fund election,” as defined in the Code (a “QEF Election”), but there is no assurance that we will provide such persons with the information that we are required to provide to them in order to assist them in making a QEF Election.  In addition, U.S. persons that hold Common Shares issuable upon exercise of warrants are generally not eligible to make certain elections available under the Code that are intended to mitigate the adverse tax consequences of PFIC rules with respect to such warrant shares unless such holders also elect to make a deemed taxable sale of their warrant shares. The PFIC rules are extremely complex.

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

Any additional issuance of shares or a decision to acquire other businesses through the sale of equity securities may dilute our investors’ interests, and investors may suffer dilution in their net book value per share depending on the price at which such securities are sold. Such issuance may cause a reduction in the proportionate ownership and voting power of all other shareholders. The dilution may result in a decline in the price of our Common Shares or a change in control.

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

The concentration of the common shares ownership with insiders will likely limit the ability of the other shareholders to influence corporate matters.

As of March 9, 2015, executive officers, directors, five percent or greater shareholders, and their respective affiliated entities of the Tekmira beneficially own, in the aggregate, approximately 44% of Tekmira’s outstanding common shares. As a result, these shareholders, acting together, have significant influence over most matters that require approval by Tekmira’s shareholders, including the election of directors and approval of significant corporate transactions. Corporate actions might be taken even if other shareholders oppose them. This concentration of ownership might also have the effect of delaying or preventing a corporate transaction that other shareholders may view as beneficial.

If securities analysts do not publish research or reports about the business of Tekmira, or if they publish negative evaluations, the price of Tekmira’s Common Shares could decline.

The trading market for the Tekmira’s Common Shares may be impacted by the availability or lack of research and reports that third-party industry or financial analysts publish about Tekmira. There are many large, publicly traded companies active in the biopharmaceutical industry, which may mean it will be less likely that Tekmira receives widespread analyst coverage. Furthermore, if one or more of the analysts who do cover Tekmira downgrade its stock, its stock price would likely decline. If Tekmira does not receive adequate coverage by reputable analysts that have an understanding of Tekmira’s business and industry, it could fail to achieve visibility in the market, which in turn could cause its stock price to decline.

Risk Factors Relating to Assets Acquired as a result of the Merger with OnCore

We are required to make deferred payments in connection with OnCore’s prior acquisition of Enantigen, and its failure to make these payments may adversely affect Tekmira’s ability to progress certain of its drug development programs.

In connection with OnCore’s acquisition of Enantigen, OnCore paid $2.0 million in cash to Enantigen’s selling stockholders in October 2014 and an additional $1.0 million in cash in December 2014. We are obligated to pay an additional $2.0 million in cash by March 31, 2015. If we do not pay this amount as required, we would be required to return all shares of Enantigen to its former stockholders, which would mean that we would lose our rights to certain HBV surface antigen secretion inhibitor and capsid assembly inhibitor programs.

OnCore has licensed critical portions of its intellectual property from Blumberg, Drexel and NeuroVive, and is subject to significant obligations under those license agreements.

The rights OnCore holds under its license agreements with Blumberg, Drexel and NeuroVive are important to its business. The OnCore discovery and development platform is built, in part, around patents exclusively in licensed from these parties. For example, the elimination of cccDNA is the most critical element in our combination strategy to cure HBV, and the cccDNA formation inhibitor program is in licensed from Blumberg and Drexel.

OnCore has licenses with Blumberg and Drexel, both directly and through its acquisition of Enantigen, that grant it the exclusive (except in some cases as to know how that is not unique or specific to the licensed products or compound series, which are non-exclusive and subject to retained rights for non-commercial research use), worldwide license to make, have made, use, import, offer for sale and sell products incorporating one or more licensed compounds, which include cccDNA inhibitors, capsid assembly inhibitors, inhibitors of secretion of HBV antigens and hepatocellular carcinoma inhibitors, either for general use in humans or for use in the field of HBV research, diagnosis and treatment. OnCore’s license with NeuroVive grants OnCore the exclusive, worldwide license under patents and know how controlled by NeuroVive to develop, manufacture and commercialize for the treatment of HBV, oral dosage form products, or licensed products, that incorporate sanglifehrin based cyclophilin inhibitors, including OnCore’s drug candidate OCB-030.  OnCore’s license with Cytos grants OnCore the exclusive, worldwide, sub licensable (subject to certain restrictions with respect to licensed viral infections other than hepatitis) license, under patents and know-how controlled by Cytos, to research, develop, manufacture and commercialize, for the diagnosis, treatment or prevention of hepatitis viruses in humans, licensed products that incorporate Q beta-derived virus-like particles that are filled with TLR9, TLR7 or RIG-I agonists.

Under OnCore’s agreements with Blumberg, Drexel, NeuroVive and Cytos, OnCore is subject to significant obligations, including diligence obligations with respect to development and commercialization activities, payment obligations upon achievement of certain milestones and royalties on product sales, as well as other material obligations. Under OnCore’s direct agreement with Blumberg and Drexel, OnCore agreed to pay up to $3.5 million in development and regulatory milestones per licensed compound series, up to $92.5 million in sales performance milestones per licensed product, and royalties in the mid-single digits in connection with the sale of licensed products. Under each of the three license agreements that OnCore’s subsidiary Enantigen has with Blumberg and Drexel, Enantigen is obligated to pay up to $500,000 in development and regulatory milestones per licensed product and royalties in the low single digits in connection with the sale of licensed products. Under OnCore’s agreement with NeuroVive, OnCore agreed to pay up to $47.0 million in clinical development and regulatory milestones per indication, up to $102.5 million in sales performance milestones per licensed product and indication, and tiered royalties in the mid-single to low double digits in connection with the sale of licensed products. Under OnCore’s agreement with Cytos, OnCore agreed to pay up to $67 million upon the achievement of specified development and regulatory milestones for hepatitis and each additional licensed viral infection, in each case for each of the six licensed compound series, up to $110 million upon the achievement of specified sales performance milestones, and tiered royalty payments at a royalty rate in the high-single to low double digits, based upon net sales of licensed products. If these payments become due under the terms of the agreements, OnCore may not have sufficient funds available to meet its obligations and we may be negatively affected.

If there is any conflict, dispute, disagreement or issue of non-performance between OnCore and Blumberg, Drexel, NeuroVive or Cytos regarding OnCore’s rights or obligations under these license agreements, including any conflict, dispute or disagreement arising from OnCore failure to satisfy diligence or payment obligations under such agreements, Blumberg and Drexel or NeuroVive or Cytos, as applicable, may have a right to terminate the license. The loss of any of these license agreements could materially and adversely affect OnCore’s ability to use intellectual property that is critical to our drug discovery and development efforts, as well as its ability to enter into future collaboration, licensing and/or marketing agreements for one or more affected drug candidates or development programs.

OnCore relies on and will incur additional expense in connection with its research collaboration with Blumberg.

In October 2014, OnCore entered into an agreement with Blumberg under which it will provide annual funding for a three year period in the amount of $1.0 million per year and which is renewable for an additional three year period at our option, for Blumberg to conduct research projects in HBV and liver cancer pursuant to a research plan to be agreed upon by the parties. In exchange, OnCore has the right to obtain an exclusive, royalty bearing, worldwide license to intellectual property generated by Blumberg in the course of the funded research and OnCore believes that Blumberg’s HBV research platform will continue to be a source of potentially novel hepatitis B targets, drug candidates, assays and other HBV specific technologies. As a result, OnCore is dependent, in part, upon the success of Blumberg in performing its responsibilities under this research collaboration. Blumberg may not cooperate with OnCore or perform its obligations under the agreement. OnCore cannot control the amount and timing of Blumberg’s resources that will be devoted to research and development activities related to our research collaboration. Further, development costs associated with OnCore’s research projects may be difficult to anticipate and exceed our expectations. If funding is unable to continue to financially support the collaboration, if OnCore does not obtain exclusive licenses from Blumberg to the resulting intellectual property, or if OnCore fails to comply with its obligations under those license agreements, its development efforts may be materially harmed.

Some of OnCore’s licensors have retained rights to develop and commercialize certain of its drug candidates to treat diseases other than HBV and, as a result, its development and commercialization efforts may be negatively affected.

OnCore’s license agreements provide OnCore with the rights to develop and commercialize our drug candidates for HBV; however, some of OnCore’s licensors have retained rights to develop and commercialize certain of its drug candidates to treat diseases other than HBV, and to license those rights to other third parties. For example, NeuroVive has retained rights to the development of sanglifehrin based cyclophilin inhibitors, including those having the same active ingredient as OCB-030, and Cytos has retained all rights with respect to development of the licensed products for influenza, all non-viral infections and certain viral infections other than hepatitis.

NeuroVive is currently performing preclinical studies on an intravenous formulation of one of these drug candidates with the intention of initiating clinical trials in cardiovascular disease and central nervous system conditions. Because NeuroVive’s drug candidate has the same active ingredient as OCB-030, OnCore’s ability to successfully develop and commercialize OCB-030 could be negatively affected by data, including any adverse events, arising from NeuroVive’s clinical trials. If OnCore obtains regulatory approval for OCB-030 or its TLR9 agonist for HBV and NeuroVive or Cytos, as the case may be, obtains regulatory approval for a drug candidate that has the same active ingredient as OCB-030 or our TLR9 agonist for another indication, and if each is available outside of a combination therapy, physicians may prescribe the NeuroVive or Cytos drug, instead of OnCore’s drug, to patients with HBV if, for example, the cost of the NeuroVive or Cytos drug is less than our drug. In this case, OnCore would not be receiving any payments on the account of such sales and our revenue would be adversely affected.

Item 1B.	Unresolved Staff Comments

There are no unresolved staff comments at the moment.

Item 2.	Properties

Our head office and principal place of business is located at 100-8900 Glenlyon Parkway, Burnaby, British Columbia, Canada, V5J 5J8. The Company leases a 51,000 square foot facility. On June 23, 2014, we signed a renewal agreement to the operating lease for its laboratory and office premises. The renewal is effective August 1, 2014 and expires July 31, 2019, but we have the option to extend the lease to 2024, 2029, and 2034. We believe that the total space available to us under our current lease will meet our needs for the foreseeable future and that additional space would be available to us on commercially reasonable terms if required.

Through our wholly owned subsidiary, OnCore, we have approximately 2,600 square feet of leased office space at 3805 Old Easton Road, Doylestown, PA 18902.

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

Alnylam Pharmaceuticals Inc. (“Alnylam”)

On June 21, 2013, we transferred manufacturing process technology to Ascletis Pharmaceuticals (Hangzhou) Co., Ltd. (“Ascletis”) to enable them to produce ALN-VSP, a product candidate licensed to them by Alnylam. We believe that under a licensing agreement with Alnylam, the technology transfer to Ascletis triggers a $5 million milestone obligation from Alnylam to Tekmira. However, Alnylam has demanded a declaration that we have not yet met our milestone obligations. We dispute Alnylam’s position. To remedy this dispute, the parties have commenced arbitration proceedings, as provided for under the agreement.  In addition to seeking a declaration that we have met our obligations under the agreement, we have also stated a claim for breach of contract, breach of the implied covenant of good faith and fair dealing, and fraud.  The hearing date for this arbitration is currently set for the second week in May, 2015.

University of British Columbia (“UBC”)

Certain early work on lipid nanoparticle delivery systems and related inventions was undertaken at the University of British Columbia (UBC). These inventions are licensed to us by UBC under a license agreement, initially entered in 1998 as amended in 2001, 2006 and 2007. We have granted sublicenses under the UBC license to Alnylam as well as to Talon.  Alnylam has in turn sublicensed back to us under the licensed UBC patents for discovery, development and commercialization of RNAi products. In mid-2009, we and our subsidiary Protiva entered into a supplemental agreement with UBC, Alnylam and AlCana Technologies, Inc., in relation to a separate research collaboration to be conducted among UBC, Alnylam and AlCana to which we have license rights. The settlement agreement signed in late 2012 to resolve the litigation among Alnylam, AlCana, Tekmira and Protiva provided for the effective termination of all obligations under such supplemental agreement as between and among all litigants.

On November 10, 2014, the University of British Columbia filed a demand for arbitration against Tekmira Pharmaceuticals Corp., BCICAC File No.: DCA-1623.  We received UBC’s Statement of Claims on January 16, 2015.  In its Statement of Claims, UBC alleges that it is entitled to $3.5 million in allegedly unpaid royalties based on publicly available information, and an unspecified amount based on non-public information.  UBC also seeks interest and costs, including legal fees. We dispute UBC’s allegation.  No dates have been scheduled for this arbitration.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

On November 15, 2010, our common shares began to trade on the NASDAQ Global Market under the symbol “TKMR”. Our common shares are also traded on the Toronto Stock Exchange in Canada under the symbol “TKM”. As at March 9, 2015, there were 126 registered holders of common shares and 46,567,496 common shares issued and outstanding. The following table shows the progression in the high and low trading prices of our common shares on the NASDAQ Global Market and the Toronto Stock Exchange for the periods listed:

	NASDAQ High (US$)	NASDAQ Low (US$)	TSX High (C$)	TSX Low (C$)
Year Ended:
December 31, 2014	$31.48	$7.65	$34.66	$8.14
December 31, 2013	$11.42	$4.18	$11.62	$4.31
Quarter Ended:
December 31, 2014	$29.93	$12.54	$33.69	$14.37
September 30, 2014	$26.05	$8.86	$28.56	$9.55
June 30, 2014	$24.47	$10.20	$26.99	$11.08
March 31, 2014	$31.48	$7.65	$34.66	$8.14
December 31, 2013	$11.42	$6.93	$11.62	$7.16
September 30, 2013	$7.72	$4.70	$7.90	$4.96
June 30, 2013	$5.25	$4.25	$5.34	$4.35
March 31, 2013	$5.53	$4.18	$5.45	$4.31
Month Ended:
February 28, 2015	$25.49	$17.50	$33.76	$17.05
January 31, 2015	$26.73	$14.50	$32.19	$21.90

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

The following graph compares the cumulative shareholder return on an investment of C$100 in the Common Shares of the Company on the TSX from December 31, 2009, with a cumulative total shareholder return on the TSX Composite Total Return and TSX Capped Health Care Indices.

Geographic Breakdown of Shareholders

As of March 9, 2015, our shareholder register indicates that our common shares are held as follows:

Location	Number of Shares	Percentage of Total Shares	Number of Registered Shareholders of Record

Canada	15,776,736	33.9%	100
United States	14,776,536	31.7%	22
Other	16,014,224	34.4%	4

Total	46,567,496	100%	126

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

The following table presents selected financial data derived from Tekmira’s audited consolidated financial statements for each of the five years for the period ending December 31, 2014. You should read this information in conjunction with our financial statements for the periods presented, as well as Item 1 “ Business ” and Item 7 “ Management’s Discussion and Analysis of Financial Condition and Results of Operations ” included elsewhere in this Annual Report.  Historical results are not necessarily indicative of future results.

Summary Financial Information
Under U.S. GAAP (in thousands of US dollars, except per share amounts)

	Year Ended December 31,
	2014	2013	2012	2011	2010
	$	$	$	$	$
Operating Data
Revenue	14,953	15,465	14,105	16,812	20,745
Expenses	47,925	27,617	27,050	27,505	32,900
Loss from operations	(32,972)	(12,152)	(12,945)	(10,694)	(12,155)
Net income (loss)	(38,837)	(14,063)	29,611	(10,083)	(12,058)
Weighted average number of common shares—basic (1)	21,603	15,303	13,728	11,319	10,333
Weighted average number of common shares—diluted (1)	21,603	15,303	14,321	11,319	10,333
Income (loss) per common share—basic	(1.80)	(0.92)	2.16	(0.89)	(1.17)
Income (loss) per common share—diluted	(1.80)	(0.92)	2.07	(0.89)	(1.17)
Balance Sheet Data
Total current assets	116,418	70,343	51,243	11,594	18,006
Total assets	118,178	71,716	52,595	13,758	21,136
Total liabilities	30,143	12,522	11,676	8,531	10,345
Share capital	316,212	242,045	206,572	200,965	196,393
Total stockholders’ equity	88,035	59,194	40,919	5,227	10,791
Number of shares outstanding (1)	22,438	19,049	14,305	12,149	10,339

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

OVERVIEW

Following our recent business combination with OnCore Biopharma Inc. (“OnCore”) we intend to focus our efforts on discovering, developing and commercializing a cure for patients suffering from chronic HBV infection, a disease of the liver caused by hepatitis B. Our strategy incorporates our heritage and expertise in RNAi combined with the newly acquired assets and expertise through the OnCore merger.

We believe that, as a result of the merger, Tekmira will be well positioned to capitalize on the HBV global market opportunity. Our current HBV pipeline consists of 9 drugs and drug candidates, with eight unique mechanisms of action. Our unique strategy is to target the three pillars we believe are necessary to deliver an HBV cure, including: (i)  suppressing HBV viral replication, (ii) restoring host response by suppressing HBsAg or activating/stimulating the host immune system directed at HBV and (iii) eliminating covalently closed circular DNA (cccDNA), the reservoir of viral genomic material. We believe that our chances for success in HBV are increased, and risk is mitigated, by having a portfolio of assets targeting these three strategies. Most importantly, we believe combination therapies are the key to HBV treatment and a potential cure. We believe that clinical development can be accelerated when multiple components of a combination therapy regimen are controlled by the same company and therefore we have retained exclusive worldwide development and commercialization rights to all of our drug candidates and programs in HBV.

Tekmira is a biopharmaceutical company that since inception has focused on developing and advancing novel RNA interference therapeutics, as well as pursuing partnering opportunities for its leading lipid nanoparticle (LNP) delivery technology. RNAi has the potential to generate a broad new class of therapeutics that take advantage of the body’s own natural processes to silence genes – or more specifically to eliminate specific gene-products from the cell. With this ability to eliminate disease-causing proteins from cells, RNAi products represent opportunities for therapeutic interventions that have not been achievable with conventional drugs.

Delivery technology is crucial in order to protect RNAi drugs in the bloodstream following administration, allow efficient delivery to the target cells, and facilitate cellular uptake and release into the cytoplasm of the cell. By encapsulating the RNAi trigger molecules in lipid particles, Tekmira’s propriety LNP technology enables efficient delivery and uptake into target cells. Tekmira’s LNP technology represents the most widely adopted delivery technology in RNAi. To date, it has enabled eight clinical trials and been administered to well over 250 patients. Furthermore, recent results demonstrate that multi-dosing with LNP has been well-tolerated with treatments out to one year.

LNP can also enable a wide variety of nucleic acid triggers, including messenger RNA. As such, we continue to seek new product development and partnering opportunities based on our industry-leading delivery expertise.

Our Product Candidates

As a result of our merger with OnCore our pipeline of assets has expanded beyond therapeutics being developed with RNAi technology. In HBV, we have what we believe is an industry-leading pipeline focused on curing HBV. Our belief is that to achieve an HBV cure, a combination of products that affect the main drivers of HBV need to be utilized. Specifically, this means that to be successful, we believe we need to have products that address HBV persistence — in antiviral replication, immune reactivation and the presence of cccDNA.

Once multiple compounds within the portfolio with sufficient anti HBV activity have been identified, we intend, subject to discussions with regulatory authorities, to conduct a rolling Phase II clinical program. These studies will likely evaluate combinations of two or more drug candidates in small cohorts of patients with chronic HBV infection to identify active combinations and those that do not have sufficient antiviral activity. We also plan to evaluate different treatment durations to determine the optimal duration for a finite duration therapy. We expect to use these results to adaptively design additional treatment regimens for the next cohorts. We plan to continue this iterative process until we select combination therapy regimens and treatment durations to conduct Phase III clinical trials intended to ultimately support regulatory filings for marketing approval.

We intend to continue to expand our HBV pipeline through internal development, acquisitions and in-licenses. We believe that a major engine for internal innovation is the collaboration entered into by OnCore, which is now a wholly owned subsidiary on Tekmira, with Blumberg, one of the leading non-profit research institutes in the world focused on HBV.  We believe that this collaboration will provide us with access to cutting-edge research in new target identification, assay development, mechanism of action studies and lead-finding efforts focused on hepatitis B virus. This relationship also provides us with access to research that we believe is equal to, or surpasses that of other biotechnology or pharmaceutical companies, and can add value to our current and future R&D efforts in HBV.

Our RNAi product pipeline is focused on anti-virals, oncology and metabolic product platforms, where there is a significant medical need and commercial opportunity. Our intention is to advance our RNAi product pipeline either ourselves or with partners, with a focus on maximizing the value of these assets.

TKM-HBV

Hepatitis B virus (HBV) causes the most common serious liver infection in the world. The World Health Organization (WHO) estimates that 350 million people worldwide are chronically infected, and other estimates suggest this could include up to 1.4 million people in the United States. Individuals chronically infected with HBV are at an increased risk of developing significant liver disease, including cirrhosis, or permanent scarring of the liver, as well as liver failure and hepatocellular carcinoma (HCC) or liver cancer. According to the Hepatitis B Foundation, HBV is the cause of up to 80% of liver cancers. Individuals with liver cancer typically have a five-year survival rate of only 15%. The WHO estimates that more than 780,000 people die every year due to the consequences of hepatitis B.

Our extensive experience in antiviral drug development has been applied to our TKM-HBV program to develop an RNAi therapeutic for chronic hepatitis B infection. Small molecule nucleotide therapy has been the standard of care for chronic HBV infected patients. However, many of these patients continue to express a viral protein called HBV surface antigen (HBsAg). This protein causes inflammation in the liver leading to cirrhosis and, in some cases, HCC and death.

TKM-HBV is designed to address an unmet medical need and eliminate HBsAg expression in patients chronically infected with HBV. Reducing HBsAg is thought to be a key prerequisite to enable a patient’s immune system to raise an adequate antibody response against the virus. The ability of TKM-HBV to inhibit numerous viral elements in addition to HBsAg increases the likelihood of successfully controlling the viral infection.

TKM-HBV is being developed as a multi-component RNAi therapeutic that simultaneously targets three sites on the HBV genome. Targeting three distinct and highly conserved sites on the HBV genome is intended to facilitate potent knockdown of all viral mRNA transcripts and viral antigens across a broad range of HBV genotypes and reduce the risk of developing antiviral resistance. The goal is for TKM-HBV to be administered without prophylactic steroid treatment.

We presented results from our preclinical studies at the 10th Annual Meeting of the Oligonucleotide Therapeutics Society Meeting held in San Diego, California, on October 15, 2014. Among the results reported is the potent and rapid reduction in HBsAg demonstrated by TKM-HBV in several well-validated models. In these models, TKM-HBV treatment resulted in reductions in both intrahepatic and serum HBsAg, as well as reductions in HBV DNA, covalently closed circular DNA (cccDNA), HBeAg and HBcAg. A rapid 1 log reduction in serum HBsAg was achieved with a single 1 mg/kg dose of TKM-HBV in the humanized mouse model, which closely mimics chronic human hepatitis B infection. 1-2 log viral reductions from similar single-dose LNP treatments in two other true-infection animal models were also demonstrated.

Preclinical studies conducted on infected primary human hepatocytes showed that TKM-HBV had robust and consistent activity against different viral strains representing the major clinical genotypes A, B, C and D. Our data shows that inclusion of three RNAi triggers results in a more broadly effective knockdown of hepatitis B viral elements than a single trigger alone. The mode of action of TKM-HBV complements standard of care nucleoside/nucleotide (NUC) therapy, and lack of drug antagonism has been demonstrated with entecavir, lamivudine and tenofovir on infected primary human hepatocytes, making combination therapy a viable option.

Our data supports the utility of TKM-HBV as a potential new therapeutic option for treating patients with chronic HBV infection. In early 2015, we advanced two TKM-HBV product candidates into a Phase I trial. Both product candidates employ the same unique combination of three RNAi trigger molecules. However, they differ in their LNP composition. One formulation employs a third generation LNP, and the other employs a new, fourth generation LNP, which incorporates novel lipid chemistry and demonstrates improved potency. The multi-component RNAi therapeutic is expected to result in broad and effective inhibition of HBV.

The TKM-HBV Phase I clinical trial is a randomized, single-blind, placebo-controlled study, involving single ascending doses of TKM-HBV. The study will assess the safety, tolerability and pharmacokinetics of intravenous administration of two formulations of TKM-HBV in healthy adult subjects. For each formulation, there are five planned cohorts for a total of 20 subjects (40 in total for both formulations). Four subjects will be enrolled per cohort with three subjects receiving TKM-HBV, and one receiving placebo. We expect the results from the Phase I clinical trial in healthy human volunteers to determine which product formulation will advance into chronically infected patients in a multi-dosing trial in the second half of 2015.

Newly Acquired HBV Candidates as a result of our merger with OnCore

Following Tekmira’s recent merger with OnCore our product development pipeline will now focus on discovery, acquisition or in-licensing and developing drug candidates that attack multiple targets of the HBV lifecycle, including the aggressive suppression of HBV replication and the formation inhibition and elimination of cccDNA. Although the ultimate curative regimens for HBV are currently unknown, we have assembled a robust portfolio of drug development programs targeting hepatitis B, which we plan to evaluate to determine the best potential combination approaches for patients.  These assets include the following:

Cyclophilin Inhibitor — OCB-030

Cyclophilins are proteins that have been shown to play a role in several biological processes, including viral infection. By inhibiting cyclophilin, we believe the ability of HBV to replicate can be impaired and the host immune response toward HBV may be enhanced. We have licensed from NeuroVive Pharmaceutical AB, or NeuroVive, the exclusive rights to develop and commercialize cyclophilin inhibitor drug candidates, including OCB-030, for the treatment of hepatitis B. We are engaged in studies which we expect to be completed in order to file an IND, or equivalent, by year end 2015.

TLR9 Agonist (CYT-003)

Pharmaceutical activation of TLRs is a novel and attractive approach for the treatment of chronic HBV because agonism of these receptors triggers innate immune responses and also stimulates adaptive immunity.  It is hoped that immune stimulation by TLR agonists can overcome the multiple immunologic blocks that allows chronic HBV infection, including direct activation of the host’s innate antiviral response, hence overcoming the functional weakness in HBV-specific immune cell responses.

Licensed from Cytos, CYT003 is a biological carrier which is filled G10 a toll-like receptor-9 (TLR-9) agonist. CYT-003 has been shown to directly activate B cells and stimulates human pDC to secrete Interferon alpha. CYT-003 also activates other antigen presenting cells indirectly and promotes the development of TH1 type cytokine response. This is thought to be potentially beneficial in promoting anti-HBV T cell immunity. CYT003 has previously been utilised in human trials in other indications and therefore could move quickly into the clinic in HBV infected patients. We anticipate initiating preclinical studies to demonstrate proof of concept 1H 2015. If the preclinical studies show utility in HBV, we could likely progress straight into patients given the existing safety database and the open INDs.

Capsid Assembly Inhibitors

We are developing two capsid assembly inhibitors as oral therapeutics for the treatment of chronic HBV infection. By inhibiting assembly of the viral capsid, the ability of hepatitis B virus to replicate is impaired, which subsequently reduces the amount of new virus produced, and may have an effect on cccDNA. We acquired exclusive, worldwide rights to these drug candidates through an in-license from Blumberg and Drexel University, or Drexel, and through OnCore’s recent acquisition of Enantigen Therapeutics, Inc., or Enantigen. We expect to file an IND with the FDA, or an equivalent filing with foreign regulatory authorities, and initiate Phase 1 studies with one of these compounds in 2016.

Surface Antigen Secretion Inhibitors

We are developing multiple small molecule orally bioavailable HBV surface antigen secretion inhibitors. By inhibiting the secretion of HBV surface antigen from infected cells, we expect that the immune response of patients treated with this therapy can reengage and thereby mount a more credible response to a hepatitis B virus infection. We acquired these drug candidates through OnCore’s recent acquisition of Enantigen. We expect to file an IND, or its equivalent in another territory, for a lead compound in 2016.

STING Agonists

We are developing STING (stimulator of interferon genes) agonists. By activating interferon genes, we anticipate that the body can produce additional interferon alpha and beta, which have antiviral properties. Our development program, which is currently in the discovery research stage, is based on proof of concept data in mice generated by Blumberg which showed that STING agonists can elicit an antiviral response and inhibit HBV replication in mouse liver cells. In collaboration with Blumberg, our plan is to identify potent, orally active small molecule human STING agonists that possess the desired characteristics to progress into human clinical studies.

cccDNA Formation Inhibitors

We are developing multiple series of cccDNA formation inhibitors. The inhibition of cccDNA formation would reduce the amount of cccDNA in the infected liver cell and could ultimately eliminate the reservoir of HBV genomic material required for continued viral replication. We acquired the exclusive, worldwide rights to this program through an in-license from Blumberg. This program is currently in early optimization and we anticipate filing an IND with the FDA or its equivalent in another territory in 2017.

cccDNA Epigenetic Modifiers

In addition to cccDNA formation inhibitors, we are developing cccDNA epigenetic modifiers. By controlling cccDNA transcription, we anticipate that we may be able to inhibit the formation of new virus and subviral particles from cccDNA. This development program, which is currently in the discovery research stage, is based on proof of concept data generated by Blumberg using known inhibitors of enzymes involved in DNA information processing.

Non-HBV Assets Clinical Programs TKM-PLK1, TKM-Ebola, TKM-Ebola-Guinea (LNP Enabled)

We believe there is significant value in our non-HBV assets and remain committed to maximizing this value. We intend to continue our clinical programs to the appropriate point in support of this objective. We also remain interested in advancing our ongoing metabolic and rare disease preclinical programs in an appropriate way toward this value maximization objective and in continuing to leverage our knowledge and expertise in LNP technology.

TKM-PLK1

Our oncology product platform, TKM-PLK1, targets polo-like kinase 1 (PLK1), a protein involved in tumor cell proliferation and a validated oncology target. Inhibition of PLK1 expression prevents the tumor cell from completing cell division, resulting in cell cycle arrest and death of the cancer cell. Evidence that patients with elevated levels of PLK1 in their tumors exhibit poorer prognosis and survival rates has been documented in the medical literature. TKM-PLK1 is being evaluated in oncology indications in which there are limited or ineffective therapies available: Gastrointestinal Neuroendocrine Tumors (GI-NET), Adrenocortical Carcinoma (ACC) and Hepatocellular Carcinoma (HCC).

GI-NET and ACC

GI-NET is the gastrointestinal subset of neuroendocrine tumors. According to a paper by Yao et al. (2008), a historical analysis of the US SEER database reveals the incidence of neuroendocrine tumors has increased faster in the last few decades than any other neoplasm, with a growth rate of greater than 3% expected to continue in the near term. The prevalence of GI-NET in the US is estimated to be approximately 55,000 individuals. Prognosis for advanced or metastatic GI-NET, the target population for TKM-PLK1, is poor with 25-54% of patients surviving less than one year.

ACC is an ultra-rare form of cancer that develops in the adrenal gland, with data from the US National Cancer Institute estimating 500 patients in the US. Survival prognosis for these patients is poor. A large percentage of patients are not good surgical candidates and there is a lack of effective systemic therapies.

We presented updated Phase I TKM-PLK1 data at the 6th Annual NET Conference hosted by the North American Neuroendocrine Tumor Society (NA-NETS) in Charleston, South Carolina on October 4, 2013. This data set included a total of 36 patients in a population of advanced cancer patients with solid tumors. Doses ranged from 0.15 mg/kg to 0.90 mg/kg during the dose escalation portion of the trial, with the maximum tolerated dose (MTD) of 0.75 mg/kg. Serious adverse events (SAEs) were experienced by four subjects in this heavily pre-treated, advanced cancer patient population, with three of four subjects continuing on study. Forty percent (6 out of 15) of patients evaluable for response, treated at a dose equal to or greater than 0.6 mg/kg, showed clinical benefit. Three out of the four ACC patients (75%) treated with TKM-PLK1 achieved stable disease, including one patient who saw a 19.3% reduction in target tumor size after two cycles of treatment and is still on study receiving TKM-PLK1. Of the two GI-NET patients enrolled, both experienced clinical benefit: one patient had a partial response based on Response Evaluation Criteria in Solid Tumors (RECIST) criteria, and the other GI-NET patient achieved stable disease and showed a greater than 50% reduction in Chromogranin-A (CgA) levels, a key biomarker used to predict clinical outcome and tumor response.

Based on encouraging results from the dose escalation portion and expansion cohort from our Phase I TKM-PLK1 clinical trial, we expanded into a Phase I/II clinical trial with TKM-PLK1, which is specifically enrolling patients within two therapeutic indications: advanced GI-NET or ACC. This multi-center, single arm, open label study is designed to measure efficacy using RECIST criteria for GI-NET patients and ACC patients as well as evaluate the safety, tolerability and pharmacokinetics of TKM-PLK1. TKM-PLK1 is administered weekly with each four-week cycle consisting of three once-weekly doses followed by a rest week. In the fall of 2014, we achieved our enrolment target of patients with advanced GI-NET or ACC tumors. These patients will continue treatment and be followed to determine if TKM-PLK1 produces a meaningful clinical benefit.

We provided an update on this Phase I/II clinical study in December 2014. To date, 55 patients, in both the Phase I and Phase I/II studies have been treated at doses of ≥ 0.6 mg/kg, which is considered to be in the efficacious dose range based on preclinical studies. Of these, 31 patients comprise the target population of GI-NET or ACC patients. Currently, nine patients (GI-NET and ACC) remain actively on treatment and data collection is ongoing.

While we are still awaiting maturation of data, we continue to see evidence of anti-tumor activity in some treated subjects, including one ACC patient with an almost complete resolution of their disease. We expect to report final data from these studies in the second half of 2015.

HCC

HCC is one of the most common cancers and one of the most deadly, with over 650,000 deaths each year worldwide according to the Globocan 2012 database.  US incidence is estimated at 27,000 individuals with annual growth rates greater than 2%. HCC is an aggressive, hard-to-treat disease with one-year survival rates of less than 50% and five-year rates as low as 4% (National Cancer Institute). To date, Nexavar (sorafenib) is the only agent approved to treat HCC with an improvement in overall survival of just two to three months.

In May 2014, we initiated another Phase I/II clinical trial with TKM-PLK1, enrolling patients with advanced HCC. Patient dosing has commenced and we have completed the first treatment in all of our subjects for the first HCC cohort. This Phase I/II clinical trial is a multi-center, single arm, open label dose escalation study designed to evaluate the safety, tolerability and pharmacokinetics of TKM-PLK1 as well as determine the maximum tolerated dose in patients with advanced HCC. It will also include a preliminary assessment of the anti-tumor activity of TKM-PLK1 in this patient population. It is expected that approximately 38 patients with advanced HCC tumors will be enrolled in this Phase I/II clinical trial.

TKM-Ebola

TKM-Ebola, an anti-Ebola RNAi therapeutic, is being developed under a $140 million contract, signed in July 2010, with the U.S. Department of Defense (DoD) Joint Project Manager Medical Countermeasure Systems BioDefense Therapeutics (JPM-MCS-BDTX). Preclinical studies published in the medical journal The Lancet in 2010 demonstrated that when RNAi triggers targeting the Ebola virus and delivered by our LNP technology were used to treat previously infected non-human primates, the result was 100 percent protection from an otherwise lethal dose of Zaire Ebola virus (Geisbert et al., The Lancet, Vol. 375, May 29, 2010).

In May 2013, our collaboration with the JPM-MCS-BDTX was modified and expanded to include advances in LNP formulation technology. The contract modification increased the first stage of funding from $34.7 million to $41.7 million. In April 2014, we signed a second contract modification to increase this funding by $2.1 million to a total of $43.8 million to compensate Tekmira for unrecovered costs that occurred in 2012 and to provide additional funding should it be required.

TKM-Ebola is being developed under specific U.S. Food and Drug Administration (FDA) regulatory guidelines called the “Animal Rule.” This allows, in circumstances where it is unethical or not feasible to conduct human efficacy studies, marketing approval to be granted based on adequate and well-controlled animal studies when the results of those studies establish that the drug is reasonably likely to produce clinical benefit in humans.  Demonstration of the product’s safety in humans is still required.

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

In July 2014, we received notice from the FDA placing the TKM-Ebola Investigational New Drug application (IND) on clinical hold until additional information is supplied, and the multiple ascending dose portion of the trial protocol is modified to ensure the safety of healthy volunteers. The clinical hold was subsequently modified to a partial clinical hold to permit the administration of TKM-Ebola to patients with a suspected or confirmed Ebola virus infection. Under the FDA’s expanded access program, several patients with a confirmed or suspected Ebola virus infection were treated with TKM-Ebola. Data is being collected and will be provided to the FDA under our IND. Health Canada also established a similar framework for the potential use of TKM-Ebola in the same group of patients.

With the emergency use of our TKM-Ebola product under expanded access protocols and recent developments, such as the production of a new product candidate for clinical trials in West Africa, the clinical development pathways for our Ebola products are evolving. We may not be able to resolve the partial clinical hold of the healthy volunteer, multiple ascending dose portion of our Phase 1 trial of TKM-Ebola.

In December 2014, the US Congress amended the Rare and Tropical Disease list to include Ebola as a candidate for a potential Accelerated Review Voucher.

TKM-Ebola-Guinea, an Anti-Ebola RNAi Therapeutic Targeting Ebola-Guinea Strain of Ebola Virus

In September 2014, we joined an international consortium led by the International Severe Acute Respiratory and Emerging Infection Consortium (ISARIC) at the University of Oxford, UK, to potentially provide an RNAi based investigational therapeutic for expedited clinical studies in West Africa.

In October 2014, the genomic sequence of the Ebola-Guinea strain, which is the virus responsible for the recent outbreak in West Africa, was determined from several viral isolates and published in the New England Journal of Medicine (Baize S., et al. Emergence of Zaire Ebola Virus Disease in Guinea; New England Journal of Medicine, October 9, 2014 Vol. 371 No. 15). We rapidly developed a modified RNAi therapeutic to specifically target Ebola-Guinea. The new product, TKM-Ebola-Guinea, is designed to match the genomic sequence exactly, with two RNAi molecule triggers. Results of preclinical studies with TKM-Ebola-Guinea demonstrated efficacy comparable to those obtained with TKM-Ebola, which demonstrated up to 100% protection from an otherwise lethal dose of the virus.

In December 2014, we entered into a Manufacturing and Clinical Trial Agreement with the University of Oxford to provide the new TKM-Ebola-Guinea therapeutic product for clinical studies in West Africa. ISARIC can conduct clinical studies of TKM-Ebola-Guinea in Ebola virus infected patients, with funding provided by the Wellcome Trust. GMP manufacture of TKM-Ebola-Guinea is now complete and 100 treatment courses are available for the study. A Phase II single arm trial called RAPIDE (Rapid Assessment of Potential Interventions & Drugs for Ebola), was initiated in March 2015 in Sierra Leone. The study is open-label with a concurrent observational study in Ebola, and results are expected in the second half of 2015.

The U.S. Department of Defense JPM-MCS-BDTX has also exercised an option, valued at $7.0 million, in our current contract to manufacture TKM-Ebola-Guinea. We have been awarded the option for scale-up and GMP manufacture of the product for approximately 500 treatment courses.

Non-HBV Preclinical Candidates (LNP enabled)

We are currently evaluating several additional preclinical candidates with potential in diverse therapeutic areas. Given the extremely high efficiency of delivery for third and fourth generation liver-centric LNP formulations, we are focused on rare diseases where the molecular target is found in the liver, early clinical proof-of-concept can be achieved and development opportunities may be accelerated. Our research team intends to continue to generate preclinical data to support the advancement of the most promising of these targets.

TKM-Marburg

Like Ebola, Marburg is a member of the filovirus family of hemorrhagic fever viruses. Natural outbreaks with the Marburg-Angola strain have resulted in mortality in approximately 90% of infected individuals. There are currently no approved therapeutics available for the treatment of Marburg infection.

In 2010, along with the University of Texas Medical Branch (UTMB), we were awarded a National Institutes of Health (NIH) grant to support research to develop RNAi therapeutics to treat Ebola and Marburg hemorrhagic fever viral infections. In November 2013, we announced data showing 100% survival in non-human primates infected with the Angola strain of the Marburg virus in two separate studies. These results build upon a study published earlier in the Journal of Infectious Disease showing 100% protection in guinea pig models of infection with Angola, Ci67 and Ravn strains of the Marburg virus using a broad spectrum RNAi therapeutic enabled by Tekmira’s LNP.

In February 2014, along with UTMB, and other collaborators, we were awarded additional funding from the NIH in support of this research. Data was published demonstrating complete protection of non-human primates against lethal Marburg-Angola strain, (Science Translational Medicine. Thi EP., et al. Marburg virus infection in nonhuman primates: Therapeutic treatment by lipid-encapsulated siRNA. 2014 Aug 20;6 (250))

TKM-HTG

Our metabolic product platform, TKM-HTG, aims to achieve rapid and sustained reductions of triglycerides to address the limitations of existing Hypertriglyceridemia (HTG) treatments. Hypertriglyceridemia is a type of dyslipidemia where there are high blood levels of triglycerides. Patients with severe HTG, (classified as triglyceride levels greater than 1000 mg/dL) are at risk of acute pancreatitis as well as the risk of cardiovascular disease. Approximately one million adults in the US and 18 million worldwide suffer from severe HTG. (NHANES 2003-2004 data).

Another patient group affected by HTG are those with Familial Chylomicronemia Syndrome (FCS), which is a very rare hereditary condition affecting an estimated 1:1,000,000 people (www.fcs.raredr.com). Additionally, 35% of patients with Type 2 Diabetes (T2D) suffer from mixed hyperlipidemia which is a combination of elevated cholesterol and high triglycerides. With underlying T2D, these patients are at considerable risk from cardiovascular disease.

TKM-HTG is being developed as a multi-component RNAi therapeutic that simultaneously targets a combination of genes expressed in the liver, which are known to play a significant role in triglyceride metabolism. High triglyceride levels are medically linked to increased risk of cardiovascular disease, fatty liver disease, insulin resistance and pancreatitis.

We anticipate filing an investigational new drug application, or equivalent document, in the second half of 2015.

TKM-ALDH

TKM-ALDH is designed to knockdown or silence aldehyde dehydrogenase (ALDH) to induce long term acute sensitivity to ethanol, for use in severe alcohol use disorder. Aldehyde dehydrogenase is a key enzyme in ethanol metabolism. Inhibition of ALDH activity, through the silencing of ALDH results in the build-up of acetaldehyde leading to adverse physiological effects. Human proof of concept for ALDH inhibition already exists in the form of the approved drug disulfiram. However, disulfiram’s efficacy is compromised by poor compliance because it has to be taken daily. We believe TKM-ALDH will induce prolonged ethanol sensitivity that will enable it to overcome the compliance limitations associated with daily dosing. We are exploring partnering or external funding opportunities to maximize the value of this asset.

Ongoing Advancements in LNP Technology

We plan to continue to develop our proprietary LNP delivery technology and receive clinical validation from LNP-based products currently in clinical trials. The most advanced LNP-enabled therapeutic, which is being developed by Alnylam Pharmaceuticals, Inc., has entered a Phase III clinical trial. We believe our LNP technology can remain an important cornerstone of our business development activities moving forward. We recently announced the latest (fourth) generation of the platform which comprises a rational re-design of the lipid architecture, as well as formulation and process advances. These attributes can be utilized in programs entering the clinic in 2015 and are expected to yield significant increases in potency and therapeutic index.

Because LNP can enable a wide variety of nucleic acid triggers, including messenger RNA (mRNA), we continue to see new product development and partnering opportunities based on what we believe is our industry-leading delivery expertise. In February 2014, we presented new preclinical data at the AsiaTIDES scientific symposium in Tokyo, Japan demonstrating that mRNA can be effectively delivered to target proteins expressed.

Technology, Product Development and Licensing Agreements

In the field of RNAi therapeutics, we have licensed our LNP delivery technology to Alnylam and Merck & Co., Inc. Alnylam has provided royalty bearing access of our LNP delivery technology to some of its partners. We also have a licensing and collaboration agreement with Dicerna Pharmaceuticals, Inc.  In addition, we have ongoing research relationships with Monsanto, the United States National Cancer Institute, the US Department of Defense's BioDefense Therapeutics program and other undisclosed pharmaceutical and biotechnology companies. Outside the field of RNAi, we have a legacy licensing agreement with Spectrum Pharmaceuticals, Inc.

We have rights under the RNAi intellectual property of Alnylam to develop 13 RNAi therapeutic products. In addition, we have a broad non-exclusive license to use Unlocked Nucleobase Analogs (UNAs) from Arcturus Therapeutics, Inc. for the development of RNAi therapeutic products directed to any target in any therapeutic indication.

Strategic Alliances

Alnylam Pharmaceuticals, Inc. (“Alnylam”)

Alnylam has a license to use our Intellectual Property (IP) to develop and commercialize products and may only grant access to our LNP technology to its partners if it is part of a product sublicense. Alnylam’s license rights are limited to patents that we filed, or that claim priority to a patent that was filed, before April 15, 2010. Alnylam does not have rights to our patents filed after April 15, 2010 unless they claim priority to a patent filed before that date. Alnylam will pay us low single digit royalties as Alnylam’s LNP-enabled products are commercialized. Alnylam currently has three LNP-based products in clinical development: ALN-TTR02 (patisiran), ALN-VSP, and ALN-PCS02.

In November 2013, Alnylam presented positive results from its Phase II clinical trial with patisiran (ALN-TTR02), an RNAi therapeutic targeting transthyretin (TTR) for the treatment of TTR-mediated amyloidosis (ATTR), which is enabled by our LNP technology. Alnylam also announced the initiation of the APOLLO Phase III trial of patisiran, with the study now open for enrolment to evaluate efficacy and safety of patisiran in ATTR patients with Familial Amyloidotic Polyneuropathy (FAP).

In December 2013, we received a $5 million milestone from Alnylam, triggered by the initiation of the APOLLO Phase III trial of patisiran. We have entered an arbitration proceeding with Alnylam, as provided for under our licensing agreement, to resolve a matter related to a disputed $5 million milestone payment to Tekmira by Alnylam for its ALN-VSP product. We have not recorded any revenue in respect of this milestone.

In April 2014, Alnylam presented positive new data from its Phase II clinical trial with patisiran. These results provide support for Alnylam's Phase III APOLLO trial in which patisiran is being evaluated for its potential efficacy and safety in ATTR patients with FAP. Alnylam has disclosed that it continues to enrol patients in its APOLLO Phase III trial, with over 20 sites in nine countries, which are now open and active. The Phase III trial is intended to demonstrate the efficacy and safety of patisiran in support of marketing authorization in countries around the world.

In October 2014, Alnylam reported positive clinical data for the ongoing patisiran Phase II Open Label Extension (OLE) study in patients with FAP, which is also enabled by Tekmira’s LNP technology. The results demonstrated sustained knockdown of serum TTR of up to 90% and a favorable tolerability profile out to one year of treatment.

The patisiran program represents the most clinically advanced application of Tekmira’s proprietary LNP delivery technology. Furthermore, Alnylam’s results demonstrate that multi-dosing with Tekmira’s LNP has been well-tolerated with treatments out to one year.

Our licensing agreement with Alnylam grants us IP rights for the development and commercialization of RNAi therapeutics for specified targets. In consideration for these three exclusive and 10 non-exclusive licenses, we have agreed to pay single-digit royalties to Alnylam on product sales, with milestone obligations of up to $8.5 million on the non-exclusive licenses and no milestone obligations on the three exclusive licenses.

Acuitas Therapeutics Inc. (“Acuitas”)

Consistent with the terms of the settlement agreement signed in November 2012, we finalized and entered a cross-license agreement with Acuitas (formerly AlCana Technologies, Inc.) in December 2013. The terms of the cross-license agreement provide Acuitas with access to certain of Tekmira’s earlier IP generated prior to April 2010 and provide us with certain access to Acuitas’ technology and licenses in the RNAi field, along with a percentage of each milestone and royalty payment with respect to certain products. Acuitas has agreed that it will not compete in the RNAi field for a period of five years.

Spectrum Pharmaceuticals, Inc. (“Spectrum”)

In September 2013, we announced that our licensee, Spectrum, had launched Marqibo® through its existing hematology sales force in the United States. Since then commercial sales have occurred. We are entitled to mid-single digit royalty payments based on Marqibo®’s commercial sales. Marqibo, which is a novel sphingomyelin/cholesterol liposome-encapsulated formulation of the FDA-approved anticancer drug vincristine, was originally developed by Tekmira. We out-licensed the product to Talon Therapeutics in 2006 and in July 2013, Talon was acquired by Spectrum. Marqibo’s approved indication is for the treatment of adult patients with Philadelphia chromosome-negative acute lymphoblastic leukemia (Ph-ALL) in second or greater relapse or whose disease has progressed following two or more lines of anti-leukemia therapy. Spectrum has ongoing trials evaluating Marqibo in three additional indications, which are: first line use in patients with Ph-ALL, Pediatric ALL and Non-Hodgkin’s lymphoma.

Monsanto Company (“Monsanto”)

In January 2014, we signed an Option Agreement and a Service Agreement with Monsanto, pursuant to which Monsanto may obtain a license to use our proprietary delivery technology. The transaction supports the application of our proprietary delivery technology and related IP for use in agriculture. The potential value of the transaction could reach $86.2 million following the successful completion of milestones. In January 2014, we received $14.5 million of the $17.5 million in near term payments. We received additional payments of $1.5 M each in June 2014 and October 2014 following achievement of specific program objectives.

Marina Biotech, Inc.  (“Marina”) / Arcturus Therapeutics, Inc. (“Arcturus”)

In November 2012, we disclosed that we had obtained a worldwide, non-exclusive license to a novel RNAi trigger technology called Unlocked Nucleobase Analog (UNA) from Marinaa for the development of RNAi therapeutics. UNAs can be incorporated into RNAi drugs and have the potential to improve them by increasing their stability and reducing off-target effects. In August 2013, Marina assigned its UNA technology to Arcturus and the UNA license agreement between Tekmira and Marina was assigned to Arcturus. The terms of the license are otherwise unchanged.

To date, we have paid Marina $0.5 million in license fees and there are milestones of up to $3.2 million plus royalties for each product that we develop using UNA technology licensed from Marina.  We announced on January 21, 2015, that we had initiated a Phase I clinical trial with TKM-HBV. As TKM-HBV utilizes UNA technology in-licensed from Arcturus, the initiation of the trial triggered a single milestone payment of $250,000 payable by us to Arcturus.

Merck & Co., Inc. ("Merck") and Alnylam license agreement

As a result of the business collaboration with Protiva in 2008, we acquired a non-exclusive royalty-bearing world-wide license agreement with Merck. Under the license, Merck will pay up to $17 million in milestones for each product they develop covered by Protiva’s IP, except for the first product for which Merck will pay up to $15 million in milestones, and will pay royalties on product sales. Merck’s license rights are limited to patents that we filed, or that claim priority to a patent that was filed, before October 9, 2008. Merck does not have rights to our patents filed after October 9, 2008 unless they claim priority to a patent filed before that date. Merck has also granted a license to Tekmira to certain of its patents.  On March 6, 2014, Alnylam announced that they acquired all assets and licenses from Merck, which included our license agreement.

Bristol-Myers Squibb Company (“BMS”)

In May 2010, we announced a research collaboration with BMS. Under this agreement, BMS conducted preclinical work to validate the function of certain genes and shared the data with us to potentially develop RNAi therapeutic drugs against therapeutic targets of interest. We formulated the required RNAi trigger molecules enabled by our LNP technology to silence target genes of interest.  BMS paid us $3 million concurrent with the signing of the agreement. We provided a predetermined number of LNP batches over the four-year agreement.  In May 2011, we announced a further expansion of the collaboration to include broader applications of our LNP technology and additional target validation work. In May 2014, the collaboration expired and both parties’ obligations ended.

U.S. National Institutes of Health (“NIH”)

On October 13, 2010 we announced that together with collaborators at The University of Texas Medical Branch (“UTMB”), we were awarded a new NIH grant, worth $2.4 million, to support research to develop RNAi therapeutics to treat Ebola and Marburg hemorrhagic fever viral infections using our LNP delivery technology. In February 2014, UTMB and Tekmira, along with other collaborators, were awarded additional funding of $3.4 million over five years from the NIH in support of this research.

Halo-Bio RNAi Therapeutics, Inc. ("Halo-Bio")

In August 2011, we entered into a license and collaboration agreement with Halo-Bio. Under the agreement, Halo-Bio granted to us an exclusive license to its multivalent ribonucleic acid MV-RNA technology. The agreement was amended on August 8, 2012 to adjust future license fees and other contingent payments. To date, we have recorded $0.5 million in fees under our license from Halo-Bio. We terminated the agreement with Halo-Bio in July 2013. There are no further payments due or contingently payable to Halo-Bio.

Dicerna Pharmaceuticals, Inc. (“Dicerna”)

In November 2014, Tekmira signed a licensing agreement and a development and supply agreement with Dicerna to license Tekmira's LNP delivery technology for exclusive use in Dicerna's primary hyperoxaluria type 1 (PH1) development program. Dicerna will use Tekmira's third generation LNP technology for delivery of DCR-PH1, Dicerna's product incorporating its Dicer substrate RNA (DsiRNA) molecule, for the treatment of PH1, a rare, inherited liver disorder that often results in kidney failure and for which there are no approved therapies. Under the agreements, Dicerna paid Tekmira $2.5 million upfront and will potentially make payments of $22 million in aggregate development milestones, plus a mid-single-digit royalty on future PH1 sales. This partnership also includes a supply agreement under which we will provide clinical drug supply and regulatory support for the rapid advancement of this product candidate.

Newly acquired assets as a result of our merger with OnCore

In addition to the newly acquired product candidates discussed above, our merger with OnCore resulted in the acquisition of the following:

Cytos Biotechnology Ltd (“Cytos”)

On December 30, 2014, OnCore entered into an exclusive, worldwide, sub-licensable (subject to certain restrictions with respect to licensed viral infections other than hepatitis) license to six different series of compounds. The licensed compounds are Qbeta-derived virus-like particles that encapsulate TLR9, TLR7 or RIG-I agonists and may or may not be conjugated with antigens from hepatitis virus or other licensed viruses.  We have an option to expand this license to include additional viral infections other than influenza and Cytos will retain all rights for influenza, all non-viral infections, and all viral infections (other than hepatitis) for which we have not exercised an option.

In partial consideration for this license, upon closing of the Cytos Agreement we will be obligated to pay Cytos up to a total of $67 million for each of the six licensed compound series upon the achievement of specified development and regulatory milestones; for hepatitis and each additional licensed viral infection, up to a total of $110 million upon the achievement of specified sales performance milestones; and tiered royalty payments in the high-single to low-double digits, based upon the proportionate net sales of licensed products in any commercialized combination.

The Baruch S. Blumberg Institute (“Blumberg”) and Drexel University (“Drexel”)

In February 2014, OnCore entered into a license agreement with Blumberg and Drexel that granted us an exclusive (except as to certain know-how and subject to retained non-commercial research rights), worldwide, sub-licensable license to three different compound series: cccDNA inhibitors, capsid assembly inhibitors and HCC inhibitors.

In partial consideration for this license, OnCore paid a license initiation fee of $150,000 and issued warrants to Blumberg and Drexel. Under this license agreement, OnCore also agreed to pay up to $3.5 million in development and regulatory milestones per licensed compound series, up to $92.5 million in sales performance milestones per licensed product, and royalties in the mid-single digits based upon the proportionate net sales of licensed products in any commercialized combination. We are obligated to pay Blumberg and Drexel a double digit percentage of all amounts received from the sub-licensees, subject to customary exclusions.

In November 2014, OnCore entered into an additional license agreement with Blumberg and Drexel pursuant to which OnCore received an exclusive (subject to retained non-commercial research rights), worldwide, sub-licensable license under specified patents and know-how controlled by Blumberg and Drexel covering epigenetic modifiers of cccDNA and STING agonists. In consideration for these exclusive licenses, OnCore made an upfront payment of $50,000. Under this agreement, we will be required to pay up to $1.0 million for each licensed product upon the achievement of a specified regulatory milestone and a low single digit royalty, based upon the proportionate net sales of compounds covered by this intellectual property in any commercialized combination. We are also obligated to pay Blumberg and Drexel a double digit percentage of all amounts received from its sub-licensees, subject to exclusions.

License Agreements between Enantigen (“Enantigen”) and Blumberg and Drexel

In October 2014, OnCore acquired all of the outstanding shares of Enantigen pursuant to a stock purchase agreement. Through this transaction, OnCore acquired a HBV surface antigen secretion inhibitor program and a capsid assembly inhibitor program, each of which are now assets of Tekmira, following the merger with OnCore.

Under the stock purchase agreement, we agreed to pay up to a total of $21.0 million to Enantigen’s selling stockholders upon the achievement of specified development and regulatory milestones, for the first two products that contain either a capsid compound, or a HBV surface antigen compound that is covered by a patent that acquired under this agreement, or a capsid compound from an agreed upon list of compounds, up to a total of $101.5 million in sales performance milestones in connection with the sale of the first commercialized product of Tekmira for the treatment of HBV, regardless of whether such product is based upon assets acquired under this agreement, and low single digit royalty on net sales of such first commercialized HBV product, up to a maximum royalty payment of $1.0 million that, if paid, would be offset against our milestone payment obligations.

Under the stock purchase agreement, we also agreed that Enantigen would cause Enantigen to fulfill its obligations under Enantigen’s three patent license agreements with Blumberg and Drexel. Pursuant to each patent license agreement, Enantigen is obligated to pay Blumberg and Drexel up to approximately $500,000 in development and regulatory milestones per licensed product, royalties in the low single digits, and a percentage of revenue it receives from its sub-licensees.

Research Collaboration and Funding Agreement with Blumberg

In October 2014, OnCore entered into a research collaboration and funding agreement with Blumberg under which we will provide $1.0 million per year of research funding for three years, renewable at our option for an additional three years, for Blumberg to conduct research projects in HBV and liver cancer pursuant to a research plan to be agreed upon by the parties. Blumberg has exclusivity obligations to Tekmira with respect to HBV research funded under the agreement. In addition, we have the right to match any third party offer to fund HBV research that falls outside the scope of the research being funded under the agreement. Blumberg has granted us the right to obtain an exclusive, royalty bearing, worldwide license to any intellectual property generated by any funded research project. If we elect to exercise our right to obtain such a license, we will have a specified period of time to negotiate and enter into a mutually agreeable license agreement with Blumberg. This license agreement will include the following pre negotiated upfront, milestone and royalty payments: an upfront payment in the amount of $100,000; up to $8.1 million upon the achievement of specified development and regulatory milestones; up to $92.5 million upon the achievement of specified commercialization milestones; and royalties at a low single to mid-single digit rates based upon the proportionate net sales of licensed products from any commercialized combination.

NeuroVive Pharmaceutical AB (“NeuroVive”)

In September 2014, OnCore entered into a license agreement with NeuroVive that granted us an exclusive, worldwide, sub-licensable license to develop, manufacture and commercialize, for the treatment of HBV, oral dosage form sanglifehrin based cyclophilin inhibitors (including OCB-030). Under this license agreement we have been granted a non-exclusive, royalty free right and license and right of reference to NeuroVive’s relevant regulatory approvals and filings for the sole purpose of developing, manufacturing and commercializing licensed products for the treatment of HBV. Under this license agreement, we have (1) an option to expand our exclusive license to include treatment of viral diseases other than HBV and (2) an option, exercisable upon specified conditions, to expand our exclusive license to include development, manufacture and commercialization of non-oral variations of licensed products for treatment of viral diseases other than HBV. NeuroVive retains all rights with respect to development, manufacture and commercialization of licensed products and non-oral variations of licensed products for all indications (other than HBV) for which we have not exercised our option.

In partial consideration for this license, OnCore paid NeuroVive a license fee of $1 million. We are also obligated to pay up to $47.0 million in clinical development and regulatory milestones per indication and up to $102.5 million in sales performance milestones per licensed product and indication. If we are acquired by a third party in a transaction that meets certain criteria, then we or our acquiror will be obligated to pay all remaining development, regulatory and sales milestone payments, regardless of whether the applicable milestone events have been achieved, for each licensed product that entered clinical development before such acquisition. We agreed to pay NeuroVive tiered royalties in the mid-single to low-double digit range based upon the proportionate gross sales of patented licensed products from any commercialized combination. If we terminate this license agreement in its entirety for convenience prior to the first commercial sale of any licensed product, we will be obligated to pay NeuroVive $2 million.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The significant accounting policies that we believe to be most critical in fully understanding and evaluating our financial results are revenue recognition, stock-based compensation, share purchase warrant valuation and financial instrument valuation.  These accounting policies require us to make certain estimates and assumptions.  We believe that the estimates and assumptions upon which we rely are reasonable, based upon information available to us at the time that these estimates and assumptions are made.  Actual results may differ from our estimates. Our critical accounting estimates affect our net income or loss calculation.

Revenue Recognition / Our primary sources of revenue have been derived from research and development collaborations and contracts, and licensing fees comprised of initial fees and milestone payments.  Payments received under research and development agreements and contracts, which are non-refundable, are recorded as revenue as services are performed and as the related expenditures are incurred pursuant to the agreement, provided collectability is reasonably assured. Revenue earned under research and development manufacturing collaborations where we bear some or all of the risk of a product manufacture failure is recognized when the purchaser accepts the product and there are no remaining rights of return. Revenue earned under research and development collaborations and contracts where we do not bear any risk of product manufacture failure is recognized in the period the work is performed. Revenue earned under contractual arrangements upon the achievement of substantive milestones is recognized in its entirety in the period the payment has been received. We evaluate whether milestones under research and development arrangements are substantive by considering: whether substantive uncertainty exists upon the execution of the arrangement; the event can only be achieved based in whole or in part on our performance or occurrence of a specific outcome resulting from the our performance; any future performance required and payment is reasonable relative to all deliverables; and, payment terms in the arrangement. Initial fees and non-substantive milestone payments are deferred and amortized into income over the estimated period of our involvement as we fulfill our obligations under our agreements.

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

Our DoD contract for TKM-Ebola is based on cost reimbursement plus an incentive fee. At the beginning of our fiscal year we estimate our labor and overhead rates for the year ahead. During the year, we re-estimate our labor and overhead rates and adjust our revenue accordingly. Our actual labor and overhead rates will differ from our estimate based on actual costs incurred and the proportion of our efforts on contracts and internal products versus indirect activities. Within minimum and maximum collars, the amount of incentive fee we can earn under the DoD contract varies based on our costs incurred versus budgeted costs, with the exception of the Ebola-Guinea Amendment, which has a fixed incentive fee. During the contractual period, incentive fee revenue and total costs are impacted by management’s estimate and judgments which are continuously reviewed and adjusted, as necessary, using the cumulative catch-up method.  At December 31, 2012, we were not able to make a reliable estimate of the final contract costs, and only the minimum incentive fee achievable and earned was recognized. For the years ended December 31, 2013 and 2014, we believe we were able to reliably estimate the final contract costs so have recognized the portion of expected incentive fee which has been earned to date.

Our revenue for 2014 was $15.0 million (2013 - $15.5 million, 2012 - $14.1 million) and deferred revenue at December 31, 2014 was $15.7 million (December 31, 2013 - $3.5 million).

Stock-based compensation / The stock-based compensation that we record is a critical accounting estimate due to the value of compensation recorded, the volume of our stock option activity, and the many assumptions that are required to be made to calculate the compensation expense.

Compensation expense is recorded for stock options issued to employees and directors using the fair value method.  We must calculate the fair value of stock options issued and amortize the fair value to stock compensation expense over the vesting period, and adjust the expense for stock option forfeitures and cancellations.  We use the Black-Scholes model to calculate the fair value of stock options issued which requires that certain assumptions, including the expected life of the option and expected volatility of the stock, be estimated at the time that the options are issued.  This accounting estimate is reasonably likely to change from period to period as further stock options are issued and adjustments are made for stock option forfeitures and cancellations. We make an estimate for stock option forfeitures at the time of grant and revise this estimate in subsequent periods if actual forfeitures differ. The term "forfeitures" is distinct from "cancellations" or "expirations" and represents only the unvested portion of the surrendered stock option. Prior to Q2 2014, for the purpose of calculating the fair value, the expected life of stock options granted was eight years for employees, and ten years for directors and executives. Based on the pattern of increasing exercises of stock options, we have reduced the expected life to five years for employees and eight years for directors and executives for stock options granted after March 31, 2014. The expected life and fair values of stock-options granted prior to this date remain unchanged. The reduction in expected life has the effect of reducing the fair value of stock-options granted. We amortize the fair value of stock options using the straight-line method over the vesting period of the options, generally a period of three years for employees and immediate vesting for directors.

We recorded stock-based compensation expense in 2014 of $3.3 million (2013 - $0.9 million, 2012 - $1.0 million). The impact on the fair value of stock options due to the reduction in expected life is minor, as we would have recorded stock-based compensation expense of $3.4 million in 2014 using the previous expected life assumptions of eight and ten years for employees and directors and executives, respectively.

Share purchase warrant valuation / The valuation of share purchase warrants is a critical accounting estimate due to the value of liabilities recorded and the many assumptions that are required to calculate the liability, resulting in the classification of our warrant liability as a level 3 financial instrument.

We classify warrants in our consolidated balance sheet as liabilities and revalue them at each balance sheet date. Any change in valuation is recorded in our statement of operations. We use the Black-Scholes pricing model to value the warrants. Determining the appropriate fair-value model and calculating the fair value of registered warrants requires considerable judgment. A small change in the estimates used may cause a relatively large change in the estimated valuation. Due to ongoing changes in our business and general stock market conditions, we continuously assess our warrant fair value assumptions. We adjust the estimated expected life as appropriate, based on the pattern of exercises of our warrants. Our expected volatility is calculated based on our historic share price fluctuations over the same period as our estimated expected life of our outstanding warrants. The risk-free interest rate is based on the Government of Canada rate for bonds with a maturity similar to the expected remaining life of the warrants at the valuation date.

We recorded a loss for the change in fair value of warrant liability in 2014 of $10.4 million (2013 – loss of $3.5 million, 2012 – loss of $3.8 million).

Financial instrument valuation / The valuation of our financial instrument, which is Monsanto’s option to acquire either the shares or assets of Protiva Agricultural Development Company Inc., is a critical accounting estimate due to the potential value of the liability and the many assumptions we must make to calculate the fair value of the liability.

We classify the financial instrument in our consolidated balance sheet as a liability and revalue it at each balance sheet date. Any change in the valuation is recorded in our statement of operations. We used a discounted cash flow model to value the financial instrument. Determining the appropriate fair value model and calculating the fair value of the financial instrument requires considerable judgment, and changes in assumptions used may cause a relatively large change in the estimated valuation. The initial valuation of the financial instrument was determined to be nil. No change in the fair value of the financial instrument was recorded as at December 31, 2014.

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

(in millions $ except per share data) – unaudited

	Q4	Q3	Q2	Q1	Q4	Q3	Q2	Q1
	2014	2014	2014	2014	2013	2013	2013	2013

Revenue
Collaborations and contracts:
DoD	$2.8	$1.5	$0.9	$3.2	$2.6	$2.8	$2.4	$1.9
Monsanto	0.3	0.3	0.2	0.3	—	—	—	—
Dicerna	0.3	0.2	—	—	—	—	—	—
Other	—	1.6	—	0.2	(0.1)	0.1	0.4	0.2

	3.4	3.6	1.1	3.7	2.6	2.9	2.8	2.1
Alnylam milestone payments	—	—	—	0.2	5.0	—	—	—
Monsanto licensing fees and milestone payments	0.9	0.7	0.6	0.5	—	—	—	—
Spectrum milestone and royalty payments	0.1	0.1	0.0	0.0	—	—	—	—

Total revenue	4.4	4.4	1.8	4.4	7.6	2.9	2.8	2.1

Expenses	(15.1)	(11.2)	(11.2)	(10.4)	(9.9)	(6.6)	(5.9)	(5.1)
Other income (losses)	4.5	(1.8)	3.3	(12.0)	(0.2)	(2.2)	0.1	0.5

Net loss	(6.2)	(8.6)	(6.1)	(18.0)	(2.6)	(5.9)	(3.0)	(2.5)

Basic net loss per share	$(0.27)	$(0.39)	$(0.28)	$(0.91)	$(0.15)	$(0.41)	$(0.21)	$(0.17)

Diluted net loss per share	$(0.27)	$(0.39)	$(0.28)	$(0.91)	$(0.15)	$(0.41)	$(0.21)	$(0.17)

Quarterly Trends

Revenue / Our revenue is derived from research and development collaborations and contracts, licensing fees, milestone and royalty payments. Over the past two years, our principal source of ongoing revenue has been our contract with the DoD to advance TKM-Ebola which began in July 2010. We expect revenue to continue to fluctuate particularly due to the development stage of the TKM-Ebola contract and the irregular nature of licensing and milestone receipts.

In Q3 2010 we signed a contract with the DoD to develop TKM-Ebola and have since incurred significant program costs related to equipment, materials and preclinical and clinical studies. These costs are included in our research, development, collaborations and contracts expenses. These costs are fully reimbursed by the DoD, and this reimbursement amount is recorded as revenue. DoD revenue from the TKM-Ebola program also compensates us for labor and overheads and provides an incentive fee. As described in our critical accounting policies, we estimate the labor and overhead rates to be charged under our TKM-Ebola contract and update these rate estimates throughout the year. Q1 2013 DoD revenue was lower as certain activities were still building momentum following the stop-work order that occurred in Q3 2012. TKM-Ebola contract revenue increased in Q2, Q3 and Q4 2013 as technology transfer, manufacturing and non-clinical studies were all ongoing. In April 2014, we signed a contract modification to increase the stage one targeted funding by $2.1 million to $43.8 million. The additional funding is to compensate us for unrecovered costs related to the temporary stop-work period that occurred in 2012 and to provide additional overhead funding should it be required. In Q2 2014, we earned $3.2 million in DoD revenue, due partially to an increase in activity as we moved into a Phase I Clinical Trial. Also, as a result of the contract modification, we now expect to complete the initial stage of the contract close to budget, which increases our estimate of total incentive fee to be earned under the contract and the amount we have earned to date. In Q2 2014, we earned $0.9 million in DoD revenue due to lower contract activity as our clinical trial data was with the FDA for review. DoD revenue increased in Q3 2014 with an increase in activity as we prepared a response to the FDA’s partial clinical hold on our Phase I Clinical Trial. In October 2014, the DoD exercised a contract option adding $7.0 million to the contract for the scale-up and manufacture of TKM-Ebola-Guinea, our product targeting the Ebola-Guinea strain responsible for the current outbreak in West Africa. DoD revenue increased in Q4 2014 to $2.8 million as we purchased materials for the manufacture of TKM-Ebola-Guinea.

In January 2014, we signed an Option Agreement and a Services Agreement with Monsanto for the use of our proprietary delivery technology and related intellectual property in agriculture. Over the option period, which is expected to be approximately four years, Monsanto will make payments to us to maintain their option rights. In Q1 2014, we received $14.5 million of the $17.5 million near term payments, of which $4.5 million relates to research services and $10.0 million for the use of our technology. In June 2014 and October 2014, we received further payments of $1.5 million each, following the completion of specified program developments. The payments are being recognized as revenue on a straight-line basis over the option period.

In November 2014, we signed a License Agreement and a Development and Supply Agreement with Dicerna for the use of our proprietary delivery technology and related technology intended to develop, manufacture, and commercialize products related to treatment of PH1. In Q4 2014, we received an upfront payment of $2.5 million, which is being recognized over the period over which we provide services to Dicerna, estimated to complete in Q1 2017.

In Q4 2013 we earned a $5.0 million milestone from Alnylam following their initiation of a Phase III trial enabled by our LNP technology.

In Q4 2013, we began to earn royalties from Spectrum with respect to the commercial sales of Marqibo.

Included in “other collaborations and contract revenue” is revenue from a BMS batch formulation agreement. In Q4 2013, we offered to extend the BMS agreement end date from May 2014 to December 2014. Extending the agreement would have given BMS more time to order LNP batches. Revenue recognized in 2013 has been reduced and the balance of deferred revenue as at December 31, 2013 has been increased to account for BMS potentially ordering more batches under the agreement. This agreement is reflected in the $0.1 million of negative “other revenue” in Q4 2013 when the offer was made to extend the agreement and a cumulative revenue adjustment was recorded. In August 2014, we received notification from BMS that the extension would not occur. As such, the collaboration expired and both parties’ obligations under the agreement ended. Revenue recognized in Q3 2014 relates to the release of the deferred revenue balance of $1.6 million.

Expenses / Expenses consist primarily of clinical and pre-clinical trial expenses, personnel expenses, consulting and third party expenses, reimbursable collaboration expenses, consumables and materials, patent filing expenses, facilities, stock-based compensation and general corporate costs.

Our expenses have increased in the past eight quarters due to an increase in our research and development activities as we seek to move more products into the clinic. In Q3 2013, we initiated a Phase I/II Clinical Trial for TKM-PLK1 in patients with GI-NET or ACC. In Q1 2014, we dosed the first subject in human clinical trials of TKM-Ebola. In Q2 2014, we initiated a Phase I/II Clinical Trial for TKM-PLK1 in patients with HCC. In Q4 2014, we filed a Canadian Clinical Trial Application (CTA) for TKM-HBV and received clearance to conduct a Phase I Clinical Trial, as well as initiated manufacturing of TKM-Ebola-Guinea for emergency use in West Africa – see overview. We also incurred research and development expenses related to identifying new targets.

Other income (losses) / Other income (losses) consist primarily of changes in the fair value of our warrant liability and foreign exchange differences. Other losses increased in Q3 2013, Q1 2014, and Q3 2014 due primarily to the increase in fair value of our warrant liability. Increases in our share price from the previous reporting date result in an increase in the fair value of our warrant liability, and vice versa. We expect to see future changes in the fair value of our warrant liability and these changes will largely depend on the change in the Company’s share price, any change in our assumed rate of share price volatility, our assumptions for the expected lives of the warrants and warrant exercises.

Net loss / Fluctuations in our net loss are explained by changes in revenue, expenses and other income (losses) as discussed above.

Fourth quarter of 2014 / Our Q4 2014 net loss was $6.2 million ($0.27 basic and diluted loss per common share) as compared to a net loss of $2.6 million ($0.15 basic and diluted loss per common share) for Q4 2013.

Revenue was $4.6 million in Q4 2014 as compared to $7.6 million in Q4 2013. The decrease was largely due to the $5.0 million milestone payment from Alnylam received in Q4 2013.

Research, development, collaborations and contracts expenses increased to $11.9 million in Q4 2014 as compared to $7.0 million in Q4 2013. In Q4 2014, we increased research and development activities related to moving TKM-HBV into the clinic, including costs incurred in preparing a CTA, as well as costs incurred to support the ongoing HCC Phase I clinical trial for TKM-PLK1. Further, in Q4 2014, we purchased materials for the manufacture of TKM-Ebola-Guinea for use in West Africa – see overview.

Other losses in Q4 2013 primarily consists of $1.4 million increase in warrant liability due to the increase in our share price, and a foreign exchange gain of $1.1 million on our US dollar funds. Other gains in Q4 2014 primarily consist of a $2.6 million decrease in the fair value of our warrant liability, and a foreign exchange gain of $2.3 million on US dollar funds. We also incurred $0.5 million in acquisition costs related to the merger with OnCore in Q1 2015 – see overview.

RESULTS OF OPERATIONS

The following summarizes the results of our operations for the 2014, 2013, and 2012 fiscal years, in millions of dollars:

	2014	2013	2012

Total revenue	15.0	15.5	14.1
Operating expenses	47.9	27.6	27.0
Loss from operations	(33.0)	(12.2)	(12.9)
Net income (loss)	(38.8)	(14.1)	29.6
Basic income (loss) per share	(1.80)	(0.92)	2.16
Diluted income (loss) per share	(1.80)	(0.92)	2.07

Total assets	118.2	71.7	52.6
Total liabilities	30.1	12.5	11.7
Total non-current liabilities	9.9	0.0	0.7
Deficit	(205.9)	(167.0)	(153.0)
Accumulated other comprehensive loss	(22.3)	(15.8)	(12.7)
Total stockholders’ equity	88.0	59.2	40.9

Year ended December 31, 2014 compared to the year ended December 31, 2013

For the fiscal year ended December 31, 2014, our net loss was $38.8 million ($1.80 basic and diluted loss per common share) as compared to a net loss of $14.1 million ($0.92 basic and diluted loss per common share) for 2013.

Revenue / Revenue is summarized in the following table, in millions:

	2014	% of Total	2013	% of Total

Collaborations and contracts
DoD	8.4	56%	9.8	63%
Monsanto	1.1	7%	-	-
BMS	1.7	12%	0.5	3%
Other RNAi collaborators	0.5	3%	0.1	1%
Total collaborations and contracts	11.7	78%	10.4	68%
Monsanto licensing fees and milestone payments	2.7	19%	-	-
Alnylam milestone payments	0.2	1%	5.0	32%
Dicerna licensing fee	0.2	1%	-	-
Spectrum milestone and royalty payments	0.2	1%	0.0	0%
Total revenue	15.0		15.5

DoD revenue

On July 14, 2010, we signed a contract with the United States Government Department of Defense (“DoD”) to advance an RNAi therapeutic utilizing our LNP technology to treat Ebola virus infection (see Overview for further discussion). The initial phase of the contract was budgeted at $34.7 million.  This stage one funding is for the development of TKM-Ebola, including, completion of preclinical development, filing an IND application with the FDA and completing a Phase I human safety clinical trial. The DoD has the option of extending the contract beyond the initial funding period to support the advancement of TKM-Ebola through to the completion of clinical development and FDA approval. Based on the contract’s budget, this would provide the Company with up to $140 million in funding for the entire program.

In November 2012, we submitted a modification request to the existing contract to the DoD in order to integrate recent advancements in LNP formulation and manufacturing technology in the TKM-Ebola development program. The modification was approved and increased the stage one targeted funding from $34.7 million to $41.7 million. In April 2014, we signed a contract modification with the DoD to increase the stage one targeted funding by a further $2.1 million to $43.8 million. The additional funding is to compensate us for unrecovered costs incurred related to the temporary stop-work period that occurred in 2012 and to provide additional overhead funding should it be required. In October 2014, the DoD exercised an option valued at $7.0 million, awarded to us to manufacture TKM-Ebola-Guinea targeting the Ebola-Guinea strain responsible for the current outbreak in West Africa.

Under the contract, we are being reimbursed for costs incurred, including an allocation of overheads, and we are being paid an incentive fee.

DoD revenues and related contract expenses were lower in 2014 as compared to 2013 as we are nearing the end of stage one of the contract so most activities for this stage have already been completed. The reduction in stage one revenue in 2014 was offset by the addition of the $7.0 million award for the manufacture of TKM-Ebola-Guinea towards the end of 2014.

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

In January 2014, we received $14.5 million, of which $4.5 million relates to research services and $10.0 million for the use of our technology, In June and September 2014, we received payments of $1.5 million each, following the completion of specified program developments. We are recognizing this revenue on a straight-line basis over the option period. For the year-ended December 31, 2014, we have recorded an aggregate of $3.8 million in revenue for the use of our technology and for research activities.

Alnylam and Acuitas revenue

On November 12, 2012, we entered into a new licensing agreement with Alnylam that replaces all earlier licensing, cross-licensing, collaboration, and manufacturing agreements. We also entered into a separate cross license agreement with Acuitas, which includes milestones and royalty payments, and Acuitas has agreed not to compete in the RNAi field for five years.

In November 2013, Alnylam initiated a Phase III trial with ALN-TTR02, also known as patisiran, and an associated $5.0 million development milestone was paid to us in December 2013. In March 2014, we earned a $0.15 milestone payment from Acuitas following their receipt of a milestone from Alnylam with the initiation of the ALN-TTR02 Phase III trial.

On June 21, 2013, we transferred manufacturing process technology to Ascletis to enable them to produce ALN-VSP, a product candidate licensed to them by Alnylam. We believe that under our licensing agreement with Alnylam, the technology transfer to Ascletis triggers a $5.0 million milestone obligation from Alnylam to us. However, Alnylam has demanded a declaration that we have not yet met its milestone obligations. We dispute Alnylam’s position. To remedy this dispute, we have commenced arbitration proceedings with Alnylam, as provided for under the agreement. The hearing date for this arbitration is currently set for the second week in May, 2015.   We have not recorded any revenue in respect of this milestone.

BMS revenue

In May 2010 we signed a formulation agreement with BMS under which BMS paid us $3.0 million to make a certain number of LNP formulations over the following four year period. Revenue recognized in 2012 and 2013 relate to LNP batches the company produced in proportion to the maximum LNP formulations that may be required under the contract. As at December 31, 2013, we intended to offer BMS an extension to the agreement’s end date from May 10, 2014 to December 31, 2014. Extending the agreement would have given BMS more time to order LNP batches. The offer of extension resulted in a cumulative revenue adjustment recorded for the year-ended December 31, 2013. In August 2014, we received notification from BMS that the extension would not occur. Revenue recognized for the year-ended December 31, 2014 relates to the batches shipped to BMS during the period and the release of any remaining deferred revenue balance now that the agreement has expired and no further obligation with either party.

Dicerna revenue

In November 2014, we signed a License Agreement and a Development and Supply Agreement with Dicerna for the use of our proprietary delivery technology and related technology intended to develop, manufacture, and commercialize products related to treatment of PH1. Revenue recognized for the year-ended December 31, 2014 relates to the earned portion of the upfront payment of $2.5 million for the use our of technology, which is being recognized over the period over which we provide services to Dicerna, estimated to complete in March 2017.

Spectrum revenue

In September 2013, Spectrum announced that they had shipped the first commercial orders of Marqibo. For the year-ended December 31, 2014, we earned royalties of $0.2 million on the sales of Marqibo, which uses a license to our technology.

Expenses / Expenses are summarized in the following table, in millions:

	2014	% of Total	2013	% of Total

Research, development, collaborations and contracts	$38.7	81%	$21.5	78%
General and administrative	8.7	17%	5.5	20%
Depreciation	0.5	1%	0.6	2%
Total operating expenses	$47.9		$27.6

Research, development, collaborations and contracts

Research, development, collaborations and contracts expenses consist primarily of clinical and pre-clinical trial expenses, personnel expenses, consulting and third party expenses, consumables and materials, as well as a portion of stock-based compensation and general corporate costs.

In 2013, research and development costs were primarily related to our internal earlier-stage research programs, moving TKM-PLK1 into Phase I/II clinical trial, and new targets identification: TKKM-HBV and TKM-ALDH2. In 2014, our research and development costs increased as we incurred incremental costs related to the progress of moving additional products into the clinic: the initiation of Phase I /II clinical trials in patients with HCC resulting in the expansion in the number of clinical trials sites and patients accrual for TKM-PLK1, significant research and preclinical spending on TKM-HBV to file a CTA to move into the clinic, as well as an increase in manufacturing activities under the DoD contract in response to the current Ebola outbreak in West Africa. In addition, we incurred incremental research and development spending for new partner collaborations we entered into in 2014, as well as spending on new targets identification – see Overview for further details.

Compensation expenses increased in 2014 as compared to 2013. There was an increase in workforce of 38 employees in 2014 to support our expanded portfolio of product candidates. In addition, R&D stock-based compensation expense increased significantly due, in part, to the increase in our share price.

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

General and administrative

General and administrative expenses increased in 2014 due largely to an increase in compensation expenses. Our employee base grew in support of our expanding pipeline and we had a significant increase in stock-based compensation expense due, in part, to the increase in our share price. We incurred incremental spending on legal fees and consultants related to new compliance requirements linked to the growth of the Company.

Other income (losses) / Other income (losses) are summarized in the following table, in millions:

	2014	2013

Interest income	$0.9	$0.5
Foreign exchange gains	4.1	1.1
Increase in fair value of warrant liability	(10.4)	(3.5)
Acquisition costs	(0.5)	-
Total other income (losses)	$(5.9)	$(1.9)

Increase in fair value of warrant liability

In conjunction with equity and debt financing transactions in 2011 and 2012, we issued warrants to purchase our common share. We are accounting for the warrants under the authoritative guidance on accounting for derivative financial instruments indexed to, and potentially settled in, a company’s own stock, on the understanding that in compliance with applicable securities laws, the registered warrants require the issuance of registered securities upon exercise and do not sufficiently preclude an implied right to net cash settlement. At each balance sheet date the warrants are revalued using the Black-Scholes model and the change in value is recorded in the consolidated statement of operations and comprehensive income (loss).

The aggregate increase in value of our common share purchase warrants outstanding at December 31, 2014 was $10.4 million as compared to an increase in the value of common share purchase warrants outstanding at the end of 2013 of $3.5 million. The increases are a result of increases in the Company’s share price from the previous reporting dates.

We expect to see future changes in the fair value of our warrant liability and these changes will largely depend on the change in the Company’s share price, and, to a lesser extent, any change in our assumed rate of share price volatility, our assumptions for the expected lives of the warrants and warrant exercises.

Year ended December 31, 2013 compared to the year ended December 31, 2012

For the fiscal year ended December 31, 2013, our net loss was $14.1 million ($0.92 basic and diluted loss per common share) as compared to net income of $29.6 million ($2.16 basic income per common share, $2.07 diluted income per common share) for 2012.

Revenue / Revenue is summarized in the following table, in millions:

	2013	% of Total	2012	% of Total

Collaborations and contracts
DoD	$9.8	63%	$11.5	82%
BMS	0.5	3%	0.4	3%
Other RNAi collaborators	0.1	1%	0.1	1%
Total collaborations and contracts	10.4	68%	12.1	86%
Alnylam milestone payments	5.0	32%	1.0	7%
Spectrum milestone and royalty payments	0.0	0%	1.0	7%
Total revenue	$15.5		$14.1

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

In November 2013, Alnylam initiated a Phase III trial with ALN-TTR02, also known as patisiran, and an associated $5.0 million development milestone was paid to us in December 2013.

On June 21, 2013, we transferred manufacturing process technology to Ascletis to enable them to produce ALN-VSP, a product candidate licensed to them by Alnylam. We believe that under our licensing agreement with Alnylam, the technology transfer to Ascletis triggers a $5.0 million milestone obligation from Alnylam to us. However, Alnylam has demanded a declaration that we have not yet met its milestone obligations. We dispute Alnylam’s position. To remedy this dispute, we have commenced arbitration proceedings with Alnylam, as provided for under the agreement. In addition to seeking payment of the milestone, we have filed a claim against Alnylam for breach of contract, breach of the implied covenant of good faith and fair dealing, and fraud.  The hearing date for this arbitration is currently set for the second week in May, 2015.   We have not recorded any revenue in respect of this milestone.

BMS revenue

See discussion in “BMS revenue” section above.

Spectrum revenue

In August 2012, we earned a $1.0 million milestone payment from Talon based on the FDA approval of Marqibo. Talon was acquired by Spectrum in July 2013. The acquisition does not affect the terms of our license with Talon. In September 2013, Spectrum announced that they had shipped the first commercial orders of Marqibo.

Expenses / Expenses are summarized in the following table, in millions:

	2013	% of Total	2012	% of Total

Research, development, collaborations and contracts	$21.5	78%	$18.0	67%
General and administrative	5.5	20%	8.1	30%
Depreciation	0.6	2%	0.9	3%
Total operating expenses	27.6		27.0

Research, development, collaborations and contracts

Research, development, collaborations and contracts expenses consist primarily of clinical and pre-clinical trial expenses, personnel expenses, consulting and third party expenses, consumables and materials, as well as a portion of stock-based compensation and general corporate costs.

In 2012, spending on our internal earlier-stage research programs was reduced as we focused on TKM-Ebola, TKM-PLK1 and the litigation against Alnylam and Acuitas. In 2013, we resumed research activities and spending on earlier-stage research programs and new target identification, including new 2013 programs TKM-HBV and TKM-ALDH2 – see Overview. In 2013, there was additional spending on the TKM-PLK1 program as we moved into Phase I/II and opened up more clinical trial sites. Compensation expenses are at a similar level in 2013 as compared to 2012. There was an increase in workforce of 19 employees in 2013, but there was a higher bonus payout in 2012 following settlement with Alnylam and Acuitas.

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

No payments were made or received in 2013 related to the Alnylam settlement as the litigation was settled in 2012.

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

The aggregate increase in value of our common share purchase warrants outstanding at December 31, 2013 was $3.5 million as compared to an increase at the end of 2012 of $3.8 million. The increases are a result of increases in the Company’s share price from the previous reporting dates.

We expect to see future changes in the fair value of our warrant liability and these changes will largely depend on the change in the Company’s share price and, to a lesser extent, any change in our assumed rate of share price volatility, our assumptions for the expected lives of the warrants and warrant issuances or exercises.

LIQUIDITY AND CAPITAL RESOURCES

The following table summarizes our cash flow activities for the periods indicated, in millions:

	Year ended December 31
	2014	2013	2012
Net (loss) income for the year	(38.8)	(14.1)	29.6
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities	9.9	5.0	5.7
Changes in operating assets and liabilities	16.6	2.3	(2.4)
Net cash (used in) provided by operating activities	(12.3)	(6.7)	32.9
Net cash used in investing activities	(43.0)	(0.7)	(0.0)
Net cash provided by financing activities	60.7	32.7	4.5
Effect of foreign exchange rate changes on cash & cash equivalents	(1.8)	(3.6)	0.5
Net increase in cash and cash equivalents	3.5	21.7	38.0
Cash and cash equivalents, beginning of year	68.7	47.0	9.0
Cash and cash equivalents, end of year	72.2	68.7	47.0

Since our incorporation, we have financed our operations through the sales of shares, units, debt, revenues from research and development collaborations and licenses with corporate partners, interest income on funds available for investment, and government contracts, grants and tax credits.

At December 31, 2014, we had cash and cash equivalents of $72.2 million and short-term investments of $40.0 million, totalling $112.2 million as compared to cash and cash equivalents of $68.7 million at December 31, 2013.

Operating activities used $12.3 million in cash in 2014 as compared to $6.7 million used in 2013 and $32.9 million of cash provided in 2012. The positive operating cash flow in 2012 was largely the result of the $65.0 million settlement reached with Alnylam which was recorded as “other income”. Non-cash items to reconcile net loss used or provided by operating activities primarily consist of changes in fair value of warrant liability.

Investing activities used $43.0 million in 2014 as compared to $0.7 million in 2013 and $0.01 million in 2012. The increase in cash used in 2014 was primarily due to guaranteed investment certificates acquired in the year.

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

On March 18, 2014, we completed an underwritten public offering of 2,125,000 common shares, at a price of $28.50 per share, representing gross proceeds of $60.5 million. We are using these proceeds to develop and advance product candidates through clinical trials, as well as for working capital and general corporate purposes.

Cash requirements / At December 31, 2014 we held $72.2 million in cash and cash equivalents and $40.0 million in short-term investments. On March 18, 2014, we raised gross proceeds of $60.5 million from a public offering. We believe we have sufficient cash resources for at least the next 12 months. In the future, substantial additional funds will be required to continue with the active development of our pipeline products and technologies. In particular, our funding needs may vary depending on a number of factors including:

•	the need for additional capital to fund future business development programs, including the merger with OnCore;
•	revenues earned form our current collaborative partnership and licensing agreements with Monsanto and Dicerna;
•	revenues earned from our DoD contract to develop TKM-Ebola and TKM-Ebola-Guinea;

•	revenues earned from our legacy collaborative partnerships and licensing agreements, including milestone payments from Alnylam and royalties from sales of Marqibo from Spectrum;
•	the extent to which we continue the development of our product candidates, add new product candidates to our pipeline, or form collaborative relationships to advance our products;
•	our decisions to in-license or acquire additional products or technology for development, in particular for our RNAi therapeutics programs;
•	our ability to attract and retain corporate partners, and their effectiveness in carrying out the development and ultimate commercialization of our product candidates;
•	whether batches of drugs that we manufacture fail to meet specifications resulting in delays and investigational and remanufacturing costs;
•	the decisions, and the timing of decisions, made by health regulatory agencies regarding our technology and products;
•	competing technological and market developments; and
•	costs associated with prosecuting and enforcing our patent claims and other intellectual property rights, including litigation and arbitration arising in the course of our business activities.

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

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

CONTRACTUAL OBLIGATIONS

Facility lease / On June 23, 2014, we signed an agreement to renew the lease for our Burnaby office and lab facility. The lease term is for five years, commencing August 1, 2014 with three additional renewal terms of five years each.

Product development partnership with the Canadian Government / We entered into a Technology Partnerships Canada ("TPC") agreement with the Canadian Federal Government on November 12, 1999.  Under this agreement, TPC agreed to fund 27% of our costs incurred prior to March 31, 2004, in the development of certain oligonucleotide product candidates up to a maximum contribution from TPC of $7.2 million (C$9.3 million).  As at December 31, 2014, a cumulative contribution of $3.5 million (C$3.7 million) had been received and we do not expect any further funding under this agreement.  In return for the funding provided by TPC, we agreed to pay royalties on the share of future licensing and product revenue, if any that is received by us on certain non-siRNA oligonucleotide product candidates covered by the funding under the agreement.  These royalties are payable until a certain cumulative payment amount is achieved or until a pre-specified date.  In addition, until a cumulative amount equal to the funding actually received under the agreement has been paid to TPC, we agreed to pay a 2.5% royalty on any royalties we receive for Marqibo.

In September 2013, we began to earn royalties on Marqibo and have accrued $0.01 million in royalties payable to TPC as at December 31, 2014. The remaining contingently payable balance with TPC as of December 31, 2014 was $3.2 million (C$3.7 million).

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

Under the license agreement we paid Marina an upfront fee of $0.3 million in 2012. A further license payment of $0.2 million was paid in 2013 and we will make milestone payments of up to $3.3 million, plus royalties, on each product that we develop that uses Marina’s UNA technology. The upfront fee and license payment were expensed to research, development, collaborations and contracts expense.

Effective August 9, 2013, Marina’s UNA technology was acquired by Arcturus Therapeutics, Inc. (“Arcturus”) and the UNA license agreement between us and Marina was assigned to Arcturus. The terms of the license are otherwise unchanged.

In December 2014, we received clearance from Health Canada to conduct a Phase I Clinical Study with TKM-HBV, which utilizes Arcturus’ UNA technology. This triggered the accrual of a $0.3 million payment to Arcturus as at December 31, 2014.

The following table summarizes our contractual obligations as at December 31, 2014, which does not include commitments acquired from OnCore in January 2015:

(in millions $)	Payments Due by Period
	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years
Contractual Obligations
Facility lease	5.1	1.1	2.2	1.8	—
Technology license obligations (1)	0.3	0.3	—	—	—

Total contractual obligations	5.4	1.4	2.2	1.8	—

1 Relates to our expected fixed payment obligations under in-license agreements.

We in-license technology from a number of sources. Pursuant to these in-license agreements, we will be required to make additional payments if and when we achieve specified development, regulatory, financial and commercialization milestones. To the extent we are unable to reasonably predict the likelihood, timing or amount of such payments; we have excluded them from the table above. Our technology in-licenses are further described in the Overview section of this discussion.

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

OUTSTANDING SHARE DATA

At March 9, 2015, we had 46,567,496 common shares issued and outstanding, outstanding options to purchase an additional 1,862,816 common shares and outstanding warrants to purchase an additional 386,750 common shares.

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (ASC 606). The standard is intended to clarify the principles for recognizing revenue and to develop a common revenue standard for U.S. GAAP and IFRS by creating a new Topic 606, Revenue from Contracts with Customers. This guidance supersedes the revenue recognition requirements in ASC 605, Revenue Recognition, and supersedes some cost guidance included in Subtopic 605-35, Revenue Recognition – Construction-Type and Production-Type Contracts. The core principle of the accounting standard is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those good or services. The amendments should be applied by either (1) retrospectively to each prior reporting period presented; or (2) retrospectively with the cumulative effect of initially applying this Update recognized at the date of initial application. The update is effective for annual periods and interim periods within those annual periods, beginning after December 15, 2016, which, for us, means January 1, 2017. Early application is not permitted. The extent of the impact of adoption has not yet been determined.

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements – Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. The update is intended to provide guidance in GAAP about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. Under amendments to GAAP, the assessment period is within one year after the date that the financial statements are issued (or available to be issued). The amendments are effective for the annual period ending after December 15, 2016, which, for us, means January 1, 2017, and for annual periods and interim periods thereafter. Early application is permitted.  We do not plan to early adopt this update. The extent of the impact of this adoption has not yet been determined.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risk related to changes in interest rates, which could adversely affect the value of our interest rate sensitive assets and liabilities.  We do not hold any instruments for trading purposes and investment decisions are governed by a Board approved Investment Policy. As at December 31, 2014, we had cash and cash equivalents of $72.2 million and short-term investments of $40.0 million, as compared to $68.7 million cash and cash equivalents as at December 31, 2013. We invest our cash reserves in high interest saving accounts and guaranteed investment certificates with varying terms to maturity (not exceeding two years) issued by major Canadian banks, selected with regard to the expected timing of expenditures for continuing operations and prevailing interest rates. The fair value of our cash investments as at December 31, 2014 is at least equal to the face value of those investments and the value reported in our balance sheet.  Due to the relatively short-term nature of the investments that we hold, we do not believe that the results of operations or cash flows would be affected to any significant degree by a sudden change in market interest rates relative to our investment portfolio.  Our debt instrument sensitive to changes in interest rate is our warrant liability with its fair value determined using the Black-Scholes model, which uses interest rate as an input. We have estimated the effects on our warrant liability based on a one percentage point hypothetical adverse change in interest rates as of December 31, 2014 and 2013. We determined the hypothetical fair value using the same Black-Scholes model, and determined that an increase in the interest rates of one percentage point would have had an adverse change to our warrant liability of $0.01 million and $0.04 million as of December 31, 2014 and 2013, respectively.

In addition, we are exposed to market risk related to changes in foreign currency exchange rates. We have not entered into any agreements or purchased any instruments to hedge possible currency risks at this time.  We manage our US dollar exchange rate risk by, whenever possible, using cash received from US dollar revenues and financing to pay US dollar expenses. Prior to our financing in October 2013, which was denominated in US dollars, our policy was to convert all but a working capital level of US dollars into Canadian dollars. Given our increasing level of US dollar expenses, our policy is now to maintain US and Canadian dollar cash and investment balances based on long term forecasts of currency needs thereby creating a natural currency hedge. As of December 31, 2014 and 2013, an adverse change of one percentage point in the foreign currency exchange rates of Canadian to US dollars would have resulted in an incremental loss of $0.7 million and $0.4 million, respectively. We recorded foreign exchange gains of $4.1 million and $1.1 million for the fiscal years ended December 31, 2014 and 2013, respectively.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of Tekmira Pharmaceuticals Corporation

We have audited the accompanying consolidated balance sheets of Tekmira Pharmaceuticals Corporation as of December 31, 2014 and December 31, 2013 and the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity and cash flows each of the years in the three-year period ended December 31, 2014. These consolidated financial statements are the responsibility of Tekmira Pharmaceuticals Corporation’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with Canadian generally accepted auditing standards and the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Tekmira Pharmaceuticals Corporation as of December 31, 2014 and December 31, 2013, and its consolidated results of operations and its consolidated cash flows each of the years in the three-year period ended December 31, 2014 in conformity with US generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Tekmira Pharmaceuticals Corporation’s internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 12, 2015 expressed an unqualified opinion on the effectiveness of Tekmira Pharmaceuticals Corporation’s internal control over financial reporting.

/s/ KPMG LLP
Chartered Accountants
March 12, 2015

Vancouver, Canada

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of Tekmira Pharmaceuticals Corporation

We have audited Tekmira Pharmaceuticals Corporation’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Tekmira Pharmaceuticals Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Tekmira Pharmaceuticals Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) .

We also have audited, in accordance with Canadian generally accepted auditing standards and the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Tekmira Pharmaceuticals Corporation as of December 31, 2014 and 2013, and the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2014, and our report dated March 12, 2015 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP
Chartered Accountants
March 12, 2015
Vancouver, Canada

TEKMIRA PHARMACEUTICALS CORPORATION

Consolidated Balance Sheets
(Expressed in thousands of US Dollars, except share and per share amounts)
(Prepared in accordance with US GAAP)

	December 31 2014	December 31 2013
Assets
Current assets:
Cash and cash equivalents	$72,187	$68,717
Short-term investments (note 2)	39,974	-
Accounts receivable	1,903	117
Accrued revenue	538	212
Deferred expenses	-	173
Investment tax credits receivable	86	40
Prepaid expenses and other assets (note 6(a))	1,730	1,084
Total current assets	116,418	70,343

Property and equipment (note 4)	12,959	13,039
Less accumulated depreciation (note 4)	(11,199)	(11,666)
Property and equipment, net of accumulated depreciation (note 4)	1,760	1,373
Total assets	$118,178	$71,716

Liabilities and stockholders' equity
Current liabilities:
Accounts payable and accrued liabilities (note 10)	$9,328	$3,680
Deferred revenue (note 3)	5,779	3,463
Warrants (note 2 and 5)	5,099	5,379
Total current liabilities	20,206	12,522
Deferred revenue, net of current portion (note 3)	9,937	-
Total liabilities	30,143	12,522
Stockholders’ equity:
Common shares (note 5)
Authorized - unlimited number with no par value
Issued and outstanding: 22,438,169 (December 31, 2013 - 19,048,900)	290,004	216,702
Additional paid-in capital	26,208	25,343
Deficit	(205,864)	(167,027)
Accumulated other comprehensive loss	(22,313)	(15,824)
Total stockholders' equity	88,035	59,194
Total liabilities and stockholders' equity	$118,178	$71,716

Nature of business and future operations (note 1)
Contingencies and commitments (note 7)
Subsequent event (note 8)

See accompanying notes to the consolidated financial statements.

TEKMIRA PHARMACEUTICALS CORPORATION

Consolidated Statements of Operations and Comprehensive Income (Loss)
(Expressed in thousands of US Dollars, except share and per share amounts)
(Prepared in accordance with US GAAP)

	Year ended December 31
	2014	2013	2012
Revenue (note 3)
Collaborations and contracts	$11,738	$10,425	$12,105
Licensing fees, milestone and royalty payments	3,215	5,040	2,000
Total revenue	14,953	15,465	14,105

Expenses
Research, development, collaborations and contracts	38,713	21,458	18,043
General and administrative	8,683	5,546	8,141
Depreciation of property and equipment	529	613	866
Total expenses	47,925	27,617	27,050

Loss from operations	(32,972)	(12,152)	(12,945)

Other income (losses)
Interest income	853	540	138
Licensing settlement payment (note 3(c))	-	-	65,000
Licensing settlement legal fees (note 3(c))	-	-	(18,738)
Foreign exchange gains	4,127	1,079	25
Warrant issuance costs (note 5)	-	-	(47)
Increase in fair value of warrant liability (note 2)	(10,383)	(3,530)	(3,822)
Acquisition costs	(462)	-	-

Net income (loss)	$(38,837)	$(14,063)	$29,611

Income (loss) per common share
Basic	$(1.80)	$(0.92)	$2.16
Diluted	$(1.80)	$(0.92)	$2.07

Weighted average number of common shares
Basic	21,603,136	15,302,680	13,727,925
Diluted	21,603,136	15,302,680	14,320,814

Comprehensive income (loss)
Cumulative translation adjustment	(6,489)	(3,135)	474
Comprehensive loss	$(45,326)	$(17,198)	$30,085

See accompanying notes to the consolidated financial statements.

TEKMIRA PHARMACEUTICALS CORPORATION

Consolidated Statement of Stockholders’ Equity
(Expressed in thousands of US Dollars, except share and per share amounts)
(Prepared in accordance with US GAAP)

	Number of shares	Share capital	Additional paid-in capital	Deficit	Accumulated other comprehensive loss	Total stockholders' equity

Balance, December 31, 2011	12,148,635	$177,039	$23,927	$(182,575)	$(13,163)	$5,228

Stock-based compensation	-	-	982	-	-	982

Issuance of common shares pursuant to exercise of options	38,635	194	(123)	-	-	71

Issuance of common shares pursuant to exercise of warrants	269,485	1,513	-	-	-	1,513

Issuance of common shares in conjunction with the private offering, net of issuance costs of $179,000 and net of initial fair value of warrants of $851,000	1,848,601	3,040	-	-	-	3,040

Currency translation adjustment	-	-	-	-	474	474

Net income	-	-	-	29,611	-	29,611

Balance, December 31, 2012	14,305,356	$181,786	$24,786	$(152,964)	$(12,689)	$40,919

Stock-based compensation	-	-	903	-	-	903

Issuance of common shares pursuant to exercise of options	125,596	735	(346)	-	-	389

Issuance of common shares pursuant to exercise of warrants	305,448	2,143	-	-	-	2,143

Issuance of common shares in conjunction with the private offering, net of issuance costs of $2,462,000	4,312,500	32,038	-	-	-	32,038

Currency translation adjustment	-	-	-	-	(3,135)	(3,135)

Net loss	-	-	-	(14,063)	-	(14,063)

Balance, December 31, 2013	19,048,900	$216,702	$25,343	$(167,027)	$(15,824)	$59,194

Stock-based compensation	-	-	3,283	-	-	3,283

Issuance of common shares pursuant to exercise of options	648,506	5,034	(2,418)	-	-	2,616

Issuance of common shares pursuant to exercise of warrants	615,763	11,791	-	-	-	11,791

Issuance of common shares in conjunction with the private offering, net of issuance costs of $4,085,000	2,125,000	56,477	-	-	-	56,477

Currency translation adjustment	-	-	-	-	(6,489)	(6,489)

Net loss	-	-	-	(38,837)	-	(38,837)

Balance, December 31, 2014	22,438,169	$290,004	$26,208	$(205,864)	$(22,313)	$88,035

See accompanying notes to the consolidated financial statements.

TEKMIRA PHARMACEUTICALS CORPORATION

Consolidated Statements of Cash Flow
(Expressed in thousands of US Dollars, except share and per share amounts)
(Prepared in accordance with US GAAP)

	Year ended December 31
	2014	2013	2012
OPERATING ACTIVITIES
Net income (loss) for the period	$(38,837)	$(14,063)	$29,611
Items not involving cash:
Depreciation of property and equipment	529	613	866
Gain on sale of property and equipment	(80)	-	-
Stock-based compensation - research, development, collaborations and contract expenses	2,343	622	772
Stock-based compensation - general and administrative expenses	940	281	210
Unrealized foreign exchange (gains) losses	(4,218)	(18)	29
Warrant issuance costs		-	47
Change in fair value of warrant liability	10,383	3,530	3,822
Net change in non-cash operating items:
Accounts receivable	(1,887)	889	(190)
Accrued revenue	(360)	2,008	(2,188)
Deferred expenses	167	231	361
Investment tax credits receivable	(52)	(31)	323
Prepaid expenses and other assets	(773)	(776)	97
Accounts payable and accrued liabilities	6,253	130	(197)
Deferred revenue	13,171	(153)	(655)

Net cash provided by (used in) operating activities	(12,421)	(6,737)	32,908

INVESTING ACTIVITIES
Acquisition of investments	(41,982)	-	-
Proceeds from sale of property and equipment	80	-	3
Acquisition of property and equipment	(1,056)	(725)	(15)

Net cash used in investing activities	(42,958)	(725)	(12)

FINANCING ACTIVITIES
Proceeds from issuance of common shares, net of issuance costs	56,477	32,038	3,844
Issuance of common shares pursuant to exercise of options	2,616	389	71
Issuance of common shares pursuant to exercise of warrants	1,583	289	632

Net cash provided by financing activities	60,676	32,716	4,547

Effect of foreign exchange rate changes on cash and cash equivalents	(1,827)	(3,561)	550

Increase (decrease) in cash and cash equivalents	3,470	21,693	37,993
Cash and cash equivalents, beginning of period	68,717	47,024	9,031
Cash and cash equivalents, end of period	$72,187	$68,717	$47,024

Supplemental cash flow information

Fair value of warrants exercised on a cashless basis	$116	$1,404	$211
Investment tax credits received	$-	$10	$323
Fair value of warrants issued in conjunction with public offering	$-	$-	$851

See accompanying notes to the consolidated financial statements.

TEKMIRA PHARMACEUTICALS CORPORATION

Notes to Consolidated Financial Statements
(Tabular amounts in thousands of US Dollars, except share and per share amounts)

1.	Nature of business and future operations

Tekmira Pharmaceuticals Corporation (the “Company”) is a Canadian biopharmaceutical business focused on advancing novel RNA interference therapeutics and discovering, developing and commercializing a cure for patients suffering from chronic hepatitis B infection, a disease of the liver caused by hepatitis B virus (“HBV”).

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

The Company has three wholly-owned subsidiaries: Protiva Biotherapeutics Inc. (“Protiva”), Protiva Biotherapeutics (USA) Inc. (“Protiva USA”), and Protiva Agricultural Development Company Inc. (“PADCo”). Protiva and Protiva USA were acquired on May 30, 2008. PADCo was incorporated on January 9, 2014.

These consolidated financial statements include the accounts of the Company and two of its wholly-owned subsidiaries, Protiva and Protiva USA. All intercompany transactions and balances have been eliminated on consolidation.

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

Use of estimates

The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions about future events that affect the reported amounts of assets, liabilities, revenue, expenses, contingent assets and contingent liabilities as at the end or during the reporting period. Actual results could significantly differ from those estimates. Significant areas requiring the use of management estimates relate to recognition of revenue, stock-based compensation, valuation of warrant liability and financial instruments, and the amounts recorded as accrued liabilities.

Cash and cash equivalents

Cash and cash equivalents are all highly liquid instruments with an original maturity of three months or less when purchased. Cash equivalents are recorded at cost plus accrued interest. The carrying value of these cash equivalents approximates their fair value.

Short-term investments

The Company acquired guaranteed investment certificates during the year, which are classified as short-term investments on the balance sheet. Short-term investments have original maturities exceeding three months, and have remaining maturities within twelve months. Short-term investments accrue interest daily based on a fixed interest rate for the term. The carrying value of these cash equivalents are recorded at cost plus accrued interest, which approximates their fair value.

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

The Company’s financial instruments consist of cash and cash equivalents, short-term investments, accounts receivable, accounts payable and accrued liabilities, warrants and financial instruments.

The carrying values of cash and cash equivalents, short-term investments, accounts receivable and accounts payable and accrued liabilities approximate their fair values due to the immediate or short-term maturity of these financial instruments.

As quoted prices for the warrants are not readily available, the Company has used a Black-Scholes pricing model, as described in note 5, to estimate fair value. These are level 3 inputs as defined above.

The Company used a discounted cash flow model to determine the fair value of the financial instrument related to Monsanto’s call option to acquire the equity or all of the assets of PADCo, as described in note 3. The fair value was determined at the date of recognition, and at each reporting date. The initial fair value of the financial instrument was nil, and there has been no change to its fair value as at December 31, 2014. These are level 3 inputs as defined above.

The following tables present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis, and indicates the fair value hierarchy of the valuation techniques used to determine such fair value:

	Level 1	Level 2	Level 3	December 31, 2014
Assets
Cash and cash equivalents	$72,187	-	-	$72,187
Guaranteed investment certificates	39,974	-	-	39,974
Total	$112,161	-	-	$112,161

Liabilities
Warrants	-	-	$5,099	$5,099
Financial instrument	-	-	-	-
Total	-	-	$5,099	$5,099

	Level 1	Level 2	Level 3	December 31, 2013
Assets
Cash and cash equivalents	$68,717	-	-	$68,717

Liabilities
Warrants	-	-	$5,379	$5,379

The following table presents the changes in fair value of the Company’s warrants:

	Liability at beginning of the period	Opening liability of warrants issued in the period	Fair value of warrants exercised in the period	Increase in fair value of warrants	Foreign exchange (gain) loss	Liability at end of the period
Year ended December 31, 2012	$202	$851	$(881)	$3,822	$21	$4,015
Year ended December 31, 2013	$4,015	-	$(1,854)	$3,530	$(312)	$5,379
Year ended December 31, 2014	$5,379	-	$(10,208)	$10,383	$(455)	$5,099

Inventory

Inventory includes materials assigned for the manufacture of products for collaborative partners and manufacturing costs for products awaiting acceptance by collaborative partners. Inventory is carried at the lower of cost and net realizable value and measured using first-in-first-out method. The cost of inventories includes all costs of purchase, costs of manufacturing and other costs incurred in bringing the inventories to their present location and condition.

Materials purchased for the Company’s own research and development products are not recorded as inventory but are expensed as incurred.

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

Revenue recognition

The Company earns revenue from research and development collaboration and contract services, licensing fees, milestone and royalty payments. Revenues associated with multiple element arrangements are attributed to the various elements based on their relative fair values or are recognized as a single unit of accounting when relative fair values are not determinable. Non-refundable payments received under collaborative research and development agreements are recorded as revenue as services are performed and related expenditures are incurred. Non-refundable upfront license fees from collaborative licensing and development arrangements are recognized as the Company fulfills its obligations related to the various elements within the agreements, in accordance with the contractual arrangements with third parties and the term over which the underlying benefit is being conferred. The Company evaluates new arrangements for any substantive milestones by considering: whether substantive uncertainty exists upon execution of the arrangement; if the event can only be achieved based in whole or in part on the Company’s performance, or occurrence of a specific outcome resulting from the Company’s performance; any future performance required, and payment is reasonable relative to all deliverables; and, the payment terms in the arrangement. Payments received upon the achievement of substantive milestones are recognized as revenue in their entirety. Payments received upon the occurrence of milestones that are non-substantive are deferred and recognized as revenue over the estimated period of performance applicable to the associated collaborative agreement.

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

Income or loss per share

Income or loss per share is calculated based on the weighted average number of common shares outstanding. Diluted loss per share does not differ from basic loss per share for the years ended December 31, 2014 and 2013, since the effect of the Company’s stock options and warrants is anti-dilutive. Diluted income per share is calculated using the treasury stock method which uses the weighted average number of common shares outstanding during the period and also includes the dilutive effect of potentially issuable common shares from outstanding, in-the-money stock options and warrants.

The following table sets out the computation of basic and diluted net income (loss) per common share:

	For the year ended December 31
	2014	2013	2012
Numerator:
Net income (loss)	$(38,837)	$(14,063)	$29,611
Denominator:
Weighted average number of common shares	21,603,136	15,302,680	13,727,925
Effect of dilutive securities:
Warrants	-	-	177,374
Options	-	-	415,515
Diluted weighted average number of common shares	21,603,136	15,302,680	14,320,814

Basic income (loss) per common share	$(1.80)	$(0.92)	$2.16

Diluted income (loss) per common share	$(1.80)	$(0.92)	$2.07

For the year ended December 31, 2014, potential common shares of 2,221,233 were excluded from the calculation of income per common share because their inclusion would be anti-dilutive (December 31, 2013 – 3,064,767; December 31, 2012 – 1,085,503).

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

Foreign currency translation and change in reporting currency

The functional currency of the Company is the Canadian dollar. For the Company and its integrated subsidiaries (Protiva and Protiva USA), foreign currency monetary assets and liabilities are translated into Canadian dollars at the rate of exchange prevailing at the balance sheet date. Non-monetary assets and liabilities are translated at historical exchange rates. The previous month’s closing rate of exchange is used to translate revenue and expense transactions. Exchange gains and losses are included in income or loss for the period.

The Company is using United States dollars as its reporting currency. All assets and liabilities are translated using the exchange rate at the balance sheet date. Revenues, expenses and other income (losses) are translated using the average rate for the period, except for large transactions, for which the exchange rate on the date of the transaction is used. Equity accounts are translated using the historical rate. As the translation differences from the Company’s functional currency of Canadian dollars to the Company’s reporting currency of US dollars are unrealized gains and losses, the differences are recorded in other comprehensive income (loss), and do not impact the calculation of Loss/Earnings per Share.

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

Warrants

The Company accounts for the warrants under the authoritative guidance on accounting for derivative financial instruments indexed to, and potentially settled in, a company’s own stock, on the understanding that in compliance with applicable securities laws, the registered warrants require the issuance of registered securities upon exercise and do not sufficiently preclude an implied right to net cash settlement. The Company classifies warrants in its consolidated balance sheet as a liability which is revalued at each balance sheet date subsequent to the initial issuance. The Company uses the Black-Scholes pricing model to value the warrants. Determining the appropriate fair-value model and calculating the fair value of registered warrants requires considerable judgment. A small change in the estimates used may cause a relatively large change in the estimated valuation. The estimated volatility of the Company’s common stock at the date of issuance, and at each subsequent reporting period, is based on historic fluctuations in the Company’s stock price. The risk-free interest rate is based on the Government of Canada rate for bonds with a maturity similar to the expected remaining life of the warrants at the valuation date. The expected life of the warrants is based on the historical pattern of exercises of warrants.

Segment information

The Company operates in a single reporting segment. Substantially all of the Company’s revenues to date were earned from customers or collaborators based in the United States. Substantially all of the Company’s premises, property and equipment are located in Canada.

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (ASC 606). The standard is intended to clarify the principles for recognizing revenue and to develop a common revenue standard for U.S. GAAP and IFRS by creating a new Topic 606, Revenue from Contracts with Customers. This guidance supersedes the revenue recognition requirements in ASC 605, Revenue Recognition, and supersedes some cost guidance included in Subtopic 605-35, Revenue Recognition – Construction-Type and Production-Type Contracts. The core principle of the accounting standard is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those good or services. The amendments should be applied by either (1) retrospectively to each prior reporting period presented; or (2) retrospectively with the cumulative effect of initially applying this ASU recognized at the date of initial application. The update is effective for annual periods and interim periods within those annual periods, beginning after December 15, 2016, which for the Company means January 1, 2017. Early application is not permitted. The extent of the impact of adoption has not yet been determined.

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

3.	Collaborations, contracts and licensing agreements

The following tables set forth revenue recognized under collaborations, contracts and licensing agreements:

	Year ended December 31
	2014	2013	2012
Collaborations and contracts
DoD (a)	$8,407	$9,806	$11,536
Monsanto (b)	1,080	-	-
Alnylam (c)	-	-	10
BMS (d)	1,741	526	440
Dicerna (e)	510	-	-
Other RNAi collaborators (g)	-	93	119
Total research and development collaborations and contracts	11,738	10,425	12,105
Licensing fees, milestone and royalty payments
Monsanto licensing fees and milestone payments (b)	2,744	-	-
Alnylam milestone payments (c)	150	5,000	1,000
Dicerna licensing fee (e )	131	-	-
Spectrum royalty payments (f)	190	40	1,000
Total licensing fees, milestone and royalty payments	3,215	5,040	2,000
Total revenue	$14,953	$15,465	$14,105

The following table sets forth deferred collaborations and contracts revenue:

	December 31, 2014	December 31, 2013

DoD (a)	$313	$1,655
Monsanto current portion (b)	4,245	-
BMS current portion (d)	-	1,808
Dicerna current portion (e)	1,221
Deferred revenue, current portion	5,779	3,463
Monsanto long-term portion (b)	8,666	-
Dicerna long-term portion (e)	1,271	-
Total deferred revenue	$15,716	$3,463

(a)      Contract with United States Government’s Department of Defense (“DoD”) to develop TKM-Ebola

On July 14, 2010, the Company signed a contract with the DoD to advance TKM-Ebola, an RNAi therapeutic utilizing the Company’s lipid nanoparticle technology to treat Ebola virus infection.

In the initial phase of the contract, funded as part of the Transformational Medical Technologies program, the Company was eligible to receive up to $34,700,000. This initial funding is for the development of TKM-Ebola including completion of preclinical development, filing an Investigational New Drug application with the United States Food and Drug Administration (“FDA”) and completing a Phase 1 human safety clinical trial. On May 8, 2013, the Company announced that the contract had been modified to support development plans that integrate recent advancements in lipid nanoparticle (“LNP”) formulation and manufacturing technologies. The contract modification increased the stage one targeted funding by an additional $6,970,000. On April 22, 2014, the Company and the DoD signed a contract modification to further increase the stage one targeted funding by $2,100,000 to $43,819,000. The additional funding is to compensate the Company for unrecovered overheads related to the temporary stop-work period that occurred in 2012 and to provide additional overhead funding should it be required.

The DoD has the option of extending the contract beyond the initial funding period to support the advancement of TKM-Ebola through to the completion of clinical development and FDA approval. Based on the contract’s budget this would provide the Company with up to $140,000,000 in funding for the entire program. In December 2014, the DoD exercised an option valued at $7,000,000 to manufacture TKM-Ebola-Guinea, developed by the Company targeting the Ebola-Guinea strain responsible for the current outbreak in West Africa.

Under the contract, the Company is reimbursed for costs incurred, including an allocation of overhead costs, and is paid an incentive fee. At the beginning of the fiscal year the Company estimates its labour and overhead rates for the year ahead. At the end of the year the actual labour and overhead rates are calculated and revenue is adjusted accordingly. The Company’s actual labour and overhead rates will differ from its estimated rates based on actual costs incurred and the proportion of the Company’s efforts on contracts and internal products versus indirect activities. Within minimum and maximum collars, the amount of incentive fee the Company can earn under the contract varies based on costs incurred versus budgeted costs.  During the contractual period, incentive fee revenue and total costs are impacted by management’s estimate and judgments which are continuously reviewed and adjusted as necessary using the cumulative catch-up method.  At December 31, 2012, the Company was not able to make a reliable estimate of the final contract costs, and only the minimum incentive fee achievable and earned was recognized. In August 2014, Public Works and Government Services Canada, on behalf of the DoD, completed the audit of the Company’s labour and overhead rates for 2011 and 2012, and no significant differences were adjusted from management’s estimate of the rates. For the years ended December 31, 2013 and 2014, the Company believes it can reliably estimate the final contract costs so has recognized the portion of expected incentive fee which has been earned to date.

(b)      Option and Services Agreements with Monsanto Company (“Monsanto”)

On January 13, 2014, the Company and Monsanto signed an Option Agreement and a Services Agreement (together, the “Agreements”). Under the Agreements, Monsanto has an option to obtain a license to use the Company’s proprietary delivery technology and related intellectual property for use in agriculture. Over the option period, which is expected to be approximately four years, the Company will provide lipid formulations for Monsanto’s research and development activities, and Monsanto will make certain payments to the Company to maintain its option rights. The maximum potential value of the transaction is $86,200,000 following the successful completion of milestones. As at December 31, 2014, the Company had received $17,500,000 in near term payments as outlined in the terms of the Agreements. The amounts received relate to research services and use of the Company’s technology over the option period, and are recognized as revenue on a straight-line basis over the option period.

Under the Agreements, the Company has established a wholly-owned subsidiary, PADCo. The Company has determined that PADCo is a variable interest entity (“VIE”); however, Monsanto is the primary beneficiary of the arrangement. PADCo was established to perform research and development activities, which have been funded by Monsanto in return for a call option to acquire the equity or all of the assets of PADCo. At any time during the option period, Monsanto may choose to exercise its option, in which case Monsanto would pay the Company an option exercise fee and would receive a worldwide, exclusive right to use the Company’s proprietary delivery technology in the field of agriculture. Monsanto may elect to terminate this option at their discretion. The Company retains all rights to therapeutics uses of all current intellectual property and intellectual property developed under the Agreements. The Company’s initial investment is not significant, and the Company has no implied or unfunded commitments and the maximum exposure to loss is limited to the amount of investment in the entity. The Company has included its investment in PADCo in other assets. There were no significant assets or liabilities for PADCo as at December 31, 2014. There was no equity income or loss with respect to PADCo recorded for the period ended December 31, 2014.

(c)      License and collaboration with Alnylam Pharmaceuticals, Inc. (“Alnylam”)

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

Arbitration with Alnylam and Ascletis Pharmaceuticals (Hangzhou) Co. Ltd. (“Ascletis”)

On June 21, 2013, the Company transferred manufacturing process technology to Ascletis to enable them to produce ALN-VSP, a product candidate licensed to them by Alnylam. The Company believes that under its licensing agreement with Alnylam, the technology transfer to Ascletis triggers a $5,000,000 milestone obligation from Alnylam to the Company. However, Alnylam has demanded a declaration that the Company has not yet met its milestone obligations. The Company disputes Alnylam’s position. To remedy this dispute, the Company and Alnylam have commenced arbitration proceedings as provided for under the agreement.  The hearing date for this arbitration is currently set for the second week in May, 2015.  The Company has not recorded any revenue in respect of this milestone.

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

As at December 31, 2013, the Company and BMS intended to extend the agreement’s end date from May 10, 2014 to December 31, 2014. Extending the agreement would have given BMS more time to order LNP batches. The offer of an extension in December 2013 resulted in a cumulative revenue adjustment recorded for the year ended December 31, 2013.  In August 2014, the Company received notification that the extension would not occur. As such, the agreement expired and both companies’ obligations under the agreement ended. Revenue earned for the year-ended December 31, 2014 relates to batches shipped to BMS during the period and the release of any remaining deferred revenue balance resulting from the expiration of the agreement.

(e)      License and Development and Supply Agreement with Dicerna Pharmaceuticals, Inc. (“Dicerna”)

On November 16, 2014, the Company signed a License Agreement and a Development and Supply Agreement (together, the “Agreements”) with Dicerna to development, manufacture, and commercialization of products directed to treatment of Primary Hyperoxaluria 1 (“PH1”), In consideration for the rights granted under the Agreements, Dicerna paid the Company an upfront cash payment of $2,500,000. The Company is also entitled to receive payments from Dicerna on the manufacturing and services provided, as well as further payments with the achievement of development and regulatory milestones of $22,000,000 in aggregate, and potential commercial royalties. Further, under the Agreements, a joint development committee has been established to provide guidance and direction on the progression of the collaboration.

The Company determined the deliverables under the Agreements included the rights granted, participation in the joint development committee, materials manufactured and other services provided, as directed under the joint development committee. The Company has determined that manufacturing services and other services provided have standalone value, as a separate statement of work is executed and invoiced for each manufacturing or service work order. The relative fair values are determined as a batch price or fee is estimated upon the execution of each work order, with actual expenditures charged at comparable market rates with embedded margins on each work order. Manufacturing work orders are invoiced at the time of execution of the work order, at the initiation of manufacture, and at the release of materials. The Company has deferred the recognition of revenue on all cash payments received for manufacturing work orders.  Revenue from service work orders is recognized as the services are performed. The license and participation in the joint development committee have been determined by the Company to not have standalone value due to the uniqueness of the subject matter under the Agreements. Therefore, these deliverables are treated as one unit of accounting and recognized as revenue over the performance period, which the Company has estimated to be approximately 28 months as at December 31, 2014.

The Company believes the development and regulatory milestones are substantive, due to the existence of substantive uncertainty upon the execution of the arrangement, and that the achievement of the development and regulatory events are based in part on the Company’s performance and the occurrence of a specific outcome resulting from performance. The Company has not received any milestone payments to date.

(f)      Agreements with Spectrum Pharmaceuticals, Inc. (“Spectrum”)

On May 6, 2006, the Company signed a number of agreements with Talon Therapeutics, Inc. (“Talon”, formerly Hana Biosciences, Inc.) including the grant of worldwide licenses (the “Talon License Agreement”) for three of the Company’s chemotherapy products, Marqibo®, Alocrest TM (Optisomal Vinorelbine) and Brakiva TM (Optisomal Topotecan).

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

On September 3, 2013, Spectrum announced that they had shipped the first commercial orders of Marqibo. In the year ended December 31, 2014, the Company recorded $190,000 in Marqibo royalty revenue (2013 - $40,000, 2012 - $nil). In the year ended December 31, 2014, the Company accrued $5,000 in royalties due to TPC in respect of the Marqibo royalty earned by the Company (see note 8).

(g)      Other RNAi collaborators

The Company had active research agreements with a number of other RNAi collaborators.

4.	Property and equipment

December 31, 2014	Cost	Accumulated depreciation	Net book value

Lab equipment	$5,021	(4,451)	$570
Leashold improvements	5,281	(4,796)	485
Computer hardware and software	2,293	(1,588)	705
Furniture and fixtures	364	(364)	-
	$12,959	(11,199)	$1,760

December 31, 2013	Cost	Accumulated depreciation	Net book value

Lab equipment	$4,886	(4,679)	$207
Leashold improvements	5,592	(5,001)	591
Computer hardware and software	1,992	(1,590)	402
Furniture and fixtures	396	(396)	-
Assets under construction	173	-	173
	$13,039	(11,666)	$1,373

As at December 31, 2014, all of the Company’s property and equipment are currently in use and no impairment has been recorded.

5.	Share capital

(a)     Financing

On February 29, 2012, the Company completed a private placement offering of 1,848,601 units at a price of $2.20 (C$2.20) each for total gross proceeds, before expenses, of $4,070,000. Each unit consists of one common share and one half of one common share purchase warrant. Each whole warrant entitles the holder to acquire one common share at a price of C$2.60. The warrants expire on February 28, 2017. After paying brokerage fees and other unit issue costs, the offering generated net cash of $3,844,000. The total unit issuance cost of $226,000 has been allocated, on a pro-rata basis, as $179,000 to the shares and $47,000 to the warrants and recorded, respectively, to share capital and warrant issuance costs in the consolidated statement of operations and comprehensive income (loss).

On the date of issuance, the Black-Scholes aggregate value of the 924,302 warrants was $851,000 based on an assumed risk-free interest rate of 1.44%, volatility of 40%, a zero dividend yield and an expected life of 5 years. The fair value of the warrants at issuance was initially recorded as a liability with the residual amount of proceeds from the private placement being allocated to share capital.

On October 22, 2013, the Company completed an underwritten public offering of 3,750,000 common shares, at a price of $8.00 per share, representing gross proceeds of $30,000,000. On November 1, 2013, the offering’s underwriter completed the exercise of its over-allotment option to purchase a further 562,500 shares at $8.00 bringing the aggregate financing gross proceeds to $34,500,000. The cost of the financing, including commissions and professional fees, was $2,462,000, resulting in net proceeds of $32,038,000.

On March 26, 2014, the Company completed an underwritten public offering of 2,125,000 common shares, at a price of $28.50 per share, representing gross proceeds of $60,562,000. The Company also granted the underwriters a 30-day option to purchase an additional 318,750 shares for an additional $9,084,000 to cover any over-allotments. The underwriters did not exercise the option. The cost of financing, including commissions and professional fees, was $4,085,000, resulting in net proceeds of $56,477,000.

(b)      Authorized share capital

The Company’s authorized share capital consists of an unlimited number of common and preferred shares without par value.

(c)      Warrants to purchase common shares

During the year ended December 31, 2014, there were 610,478 warrants exercised for $1,583,000 in cash (December 31, 2013 – 105,683 warrants for $289,000) and 6,000 warrants exercised using the cashless exercise provision in return for 5,285 common shares (December 31, 2013 – 468,000 warrants for 199,765 common shares).

The following table summarizes the Company’s warrant activity for the years ended December 31, 2014 and 2013:

	Common shares purchasable upon exercise of warrants	Weighted average exercise price (C$)	Weighted average exercise price (US$)	Range of exercise prices (C$)			Range of exercise prices (US$)			Weighted average remaining contractual life (years)	Aggregate intrinsic value (C$)	Aggregate intrinsic value (US$)

Balance, December 31, 2012	1,588,411	$3.00	$3.02	$2.50	-	$3.35	$2.51	-	$3.37	3.8	$3,141	$3,157
Exercised	(573,683)	$3.19	$3.00	$2.60	-	$3.35	$2.44	-	$3.15
Balance, December 31, 2013	1,014,728	$2.90	$2.72	$2.60	-	$3.35	$2.44	-	$3.15	2.7	$5,635	$5,298
Exercised	(616,478)	$3.09	$2.80	$2.60	-	$3.35	$2.35	-	$3.03
Balance, December 31, 2014	398,250	$2.95	$2.67	$2.60	-	$3.35	$2.35	-	$3.03	1.8	$5,902	$5,343

The aggregate intrinsic value in the table above is calculated based on the difference between the exercise price of the warrants and the quoted price of the Company’s common stock as of the reporting date.

All of the Company’s warrants were exercisable as of December 31, 2014.

The weighted average Black-Scholes option-pricing assumptions and the resultant fair values are as follows for warrants outstanding at December 31, 2014 and 2013 are as follows:

	Year ended December 31
	2014	2013

Dividend yield	0.00%	0.00%
Expected volatility	85.22%	47.03%
Risk-free interest rate	1.00%	1.13%
Expected average term (years)	0.5	1.6
Fair value of warrants outstanding	$12.80	$5.30
Aggregate fair value of warrants outstanding	$5,099	$5,379
Number of warrants outstanding	398,250	1,014,728

The value of the Company’s warrants is particularly sensitive to changes in the Company’s share price and the estimated rate of share price volatility.

(e)      Stock-based compensation

The Company has five share-based compensation plans; the “2007 Plan”, the “2011 Plan”, two “Designated Plans” (together, the “Tekmira Plans”), and the “Protiva Option Plan”.

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

Additionally, the Company granted a total of 200,000 options in 2013 to two executive officers in conjunction with their new appointments as executive officers. These options were granted in accordance with the policies of the Toronto Stock Exchange and pursuant to newly designated share compensation plans (the “Designated Plans”). The Designated Plans are governed by substantially the same terms as the 2011 Plan. Hereafter, information on options governed by the 2007 Plan, the 2011 Plan, and the Designated Plans is presented on a consolidated basis as the terms of the four plans are similar. Information on the Protiva Option Plan is presented separately.

At the Company’s annual general and special meeting of shareholders on June 20, 2012 and May 8, 2014, the shareholders of the Company approved respectively, a 550,726 and a 800,000 increase in the number of stock-based compensation awards that the Company is permitted to issue.

Stock option activity for the Tekmira Plans

	Number of optioned common shares	Weighted average exercise price (C$)	Weighted average exercise price (US$)	Aggregate intrinsic value (C$)	Aggregate intrinsic value (US$)

Balance, December 31, 2011	1,413,318	$5.32	$5.38	$2	$2
Options granted	326,300	$4.16	$4.16
Options exercised	(28,417)	$2.34	$2.34	$82	$82
Options forfeited, cancelled or expired	(62,355)	$21.27	$21.29
Balance, December 31, 2012	1,648,846	$4.54	$4.54	$2,300	$2,301
Options granted	270,250	$7.52	$7.30
Options exercised	(124,246)	$3.22	$3.13	$551	$535
Options forfeited, cancelled or expired	(64,085)	$21.87	$21.23
Balance, December 31, 2013	1,730,765	$4.45	$4.32	$7,030	$6,826
Options granted	431,125	$13.63	$12.34
Options exercised	(622,752)	$4.62	$4.18	$7,650	$6,926
Options forfeited, cancelled or expired	(9,000)	$8.20	$7.42
Balance, December 31, 2014	1,530,138	$6.95	$6.29	$16,573	$15,004

Options under the Tekmira Plans expire at various dates from July 25, 2015 to December 14, 2024.

The following table summarizes information pertaining to stock options outstanding at December 31, 2014 under the Tekmira Plans:

			Options outstanding December 31, 2014				Options exercisable December 31, 2014
Range of Exercise prices			Number of options outstanding	Weighted average remaining contractual life (years)	Weighted average exercise price (C$)	Weighted average exercise price (US$)	Number of options exercisable	Weighted average exercise price (C$)	Weighted average exercise price (US$)

$1.50	to	$1.90	184,325	5.9	$1.71	$1.55	184,325	$1.71	$1.55
$2.10	to	$2.60	189,299	6.7	$2.32	$2.10	169,404	$2.35	$2.13
$3.00	to	$3.85	160,650	3.8	$3.57	$3.23	160,450	$3.57	$3.23
$4.49	to	$6.50	411,356	6.4	$5.21	$4.72	323,052	$5.20	$4.71
$7.05	to	$10.40	252,923	8.6	$8.78	$7.95	117,548	$8.81	$7.98
$11.60	to	$13.26	156,085	9.1	$12.89	$11.67	76,879	$12.68	$11.48
$14.80	to	$18.54	175,500	9.2	$16.67	$15.09	57,250	$16.45	$14.89
$1.50	to	$18.54	1,530,138	7.1	$6.95	$6.29	1,088,908	$5.43	$4.92

At December 31, 2014, there were 1,088,908 options exercisable (December 31, 2013 – 1,377,091; December 31, 2012 - 1,315,155) with a weighted average exercise price of $4.92 (C$5.43). The weighted average remaining contractual life of exercisable options as at December 31, 2014 was 6.38 years. The aggregate intrinsic value of in-the-money options exercisable at December 31, 2014 was $11,578,000.

A summary of the Company’s non-vested stock option activity and related information for the year ended December 31, 2014 is as follows:

	Number of optioned common shares	Weighted average fair value (C$)	Weighted average fair value (US$)

Non-vested at December 31, 2013	353,675	$5.44	$5.28

Options granted	431,125	$13.63	12.34
Options vested	(334,994)	$8.35	7.56
Non-vested options forfeited	(8,576)	$6.89	6.24
Non-vested at December 31, 2014	441,230	$9.30	$8.42

The weighted average remaining contractual life for options expected to vest at December 31, 2014 was 8.8 years and the weighted average exercise price for these options was $9.67 (C$10.68) per share.

The aggregate intrinsic value of options expected to vest as at December 31, 2014 was $2,626,000 (December 31, 2013 - $943,000; December 31, 2012 - $451,000).

The total fair value of options that vested during the year ended December 31, 2014 was $2,505,000 (2013 - $955,000; 2012 - $1,071,000).

Valuation assumptions for the Tekmira Plans

The fair value of stock options at date of grant, based on the following assumptions, was estimated using the Black-Scholes option-pricing model. Assumptions on the dividend yield are based on the fact that the Company has never paid cash dividends and has no present intention to pay cash dividends. Assumptions about the Company’s expected stock-price volatility are based on the historical volatility of the Company’s publicly traded stock. The risk-free interest rate used for each grant is equal to the zero coupon rate for instruments with a similar expected life. Expected life assumptions are based on the Company’s historical data. The Company currently expects, based on an analysis of its historical forfeitures, approximately 97% of its options issued will ultimately vest, and has applied a forfeiture rate of 3% to all unvested options held as of December 31, 2014 (December 31, 2013 – 2%; December 31, 2012 – 2%). The Company will record additional expense if the actual forfeitures are lower than estimated and will record a recovery of prior expense if the actual forfeitures are higher than estimated. The weighted average option pricing assumptions and the resultant fair values are as follows:

	Year ended December 31
	2014	2013	2012

Dividend yield	0.00%	0.00%	0.00%
Expected volatility	101.08%	111.61%	120.40%
Risk-free interest rate	2.25%	2.39%	1.56%
Expected average option term (years)	8.8	9.6	8.2
Fair value of options granted (C$)	$11.68	$6.96	$3.83

Stock-based compensation expense for the Tekmira Plans

An expense for stock-based compensation for options awarded to employees and calculated in accordance with the fair value method has been recorded in the consolidated statement of operations and comprehensive income (loss) as follows:

	Year ended December 31
	2014	2013	2012

Research, development, collaborations and contracts expenses	$2,343	$622	$772
General and administrative expenses	940	281	210
Total	$3,283	$903	$982

At December 31, 2014, there remains $2,533,000 of unearned compensation expense related to unvested employee stock options to be recognized as expense over a weighted-average period of approximately 18 months.

Protiva Option Plan

On May 30, 2008, as a condition of the acquisition of Protiva Biotherapeutics Inc., a total of 350,457 common shares of the Company were reserved for the exercise of 519,073 Protiva share options (“Protiva Options”). The Protiva Options have an exercise price of C$0.30, were fully vested and exercisable as of May 30, 2008. As at December 31, 2014, the outstanding options expire at various dates from September 12, 2015 to March 1, 2018 and upon exercise each option will be converted into approximately 0.6752 shares of the Company (the same ratio at which Protiva common shares were exchanged for Company common shares at completion of the acquisition of Protiva). The Protiva Options are not part of the Tekmira Plans and the Company is not permitted to grant any further Protiva Options.

The following table sets forth outstanding options under the Protiva Option Plan:

	Number of Protiva Options	Equivalent number of Company common shares	Weighted average exercise price (C$)	Weighted average exercise price (US$)

Balance, December 31, 2011	491,020	331,517	$0.30	0.30
Options exercised	(15,135)	(10,218)	0.30	0.30
Options forfeited, cancelled or expired	-	-	-	-
Balance, December 31, 2012	475,885	321,299	$0.30	$0.30
Options exercised	(2,000)	(1,350)	0.30	0.29
Options forfeited, cancelled or expired	(1,000)	(675)	0.30	$0.29
Balance, December 31, 2013	472,885	319,274	$0.30	$0.29
Options exercised	(38,145)	(25,754)	0.30	0.27
Options forfeited, cancelled or expired	(1,000)	(675)	0.30	0.27
Balance, December 31, 2014	433,740	292,845	$0.30	0.27

The weighted average remaining contractual life of exercisable Protiva Options as at December 31, 2014 was 1.0 years.

The aggregate intrinsic value of Protiva Options outstanding at December 31, 2014 was $4,374,000. The intrinsic value of Protiva Options exercised in the year ended December 31, 2014 was $378,000 (2013 - $8,000; 2012 - $19,000).

Awards outstanding and available for issuance

Combining all of the Company’s share-based compensation plans, at December 31, 2014, the Company has 1,822,983 options outstanding and a further 785,398 Awards available for issuance.

6.	Government grants and refundable investment tax credits

Government grants and refundable investment tax credits have been recorded as a reduction in research and development expenses. Materials manufactured but not yet accepted by the third party

(a) Government grants

On December 22, 2014, the Company entered into a Manufacturing and Clinical Trial Agreement with the University of Oxford to provide the new TKM-Ebola-Guinea therapeutic product for clinical studies in West Africa. The University of Oxford is the representative of the International Severe Acute Respiratory and Emerging Infection Consortium (ISARIC), who will be conducting clinical studies of TKM-Ebola-Guinea in Ebola virus infected patients, with funding provided by the Wellcome Trust. Manufacture of TKM-Ebola-Guinea has been completed and the manufacturing costs are included in other assets as at December 31, 2014. In January 2015, the Company received $1,098,000 from ISARIC, and is close to finalization of a suitable clinical protocol for the studies to commence.

Government grants for the year ended December 31, 2014 include $172,000 in funding from the U.S. National Institutes of Health (2013 - $69,000).

(b) Refundable investment tax credits

The Company’s estimated claim for refundable Scientific Research and Experimental Development investment tax credits for the year ended December 31, 2014 is $52,000 (2013 - $43,000).

7.	Income taxes

Income tax (recovery) expense varies from the amounts that would be computed by applying the combined Canadian federal and provincial income tax rate of 17.8% (year ended December 2013 – 17.8%; year ended December 31, 2012 – 17.5%) to the loss before income taxes as shown in the following tables:

	Year ended December 31
	2014	2013	2012

Computed taxes (recoveries) at Canadian federal and provincial tax rates	$(6,893)	$(2,380)	$7,486
Differences due to change in enacted tax rates	-	(6)	781
Difference due to change in tax rate on opening deferred taxes	-	-	2,720
Permanent and other differences	1,342	1,150	(1,195)
Change in valuation allowance - other	5,551	1,236	798
Change in valuation allowance - utilization of investment tax credits	-	-	(10,590)
Income tax (recovery) expense	$-	$-	$-

As at December 31, 2014, the Company has investment tax credits available to reduce Canadian federal income taxes of $7,866,000 (December 31, 2013 - $6,859,000) and provincial income taxes of $3,401,000 (December 31, 2013 - $2,432,000) and expiring between 2015 and 2034.

At December 31, 2014, the Company has scientific research and experimental development expenditures of $49,906,852 (December 31, 2013 - $49,907,000) available for indefinite carry-forward and $25,301,000 (December 31, 2013 - $24,527,000) of net operating losses due to expire between 2028 and 2033 and which can be used to offset future taxable income in Canada.

On November 23, 2011, the Company was registered as a corporation under the Business Activity Act in the province of British Columbia. Under this program, provincial corporation tax charged on foreign income earned from the Company’s patents will be eligible for a 75% tax refund up to a maximum of C$8,000,000. Significant components of the Company’s deferred tax assets are shown below:

	Year ended December 31
	2014	2013

Deferred tax assets:
Non-capital loss carryforwards	$4,491	$4,354
Research and development deductions	9,562	8,859
Book amortization in excess of tax	1,874	2,171
Share issue costs	815	(136)
Revenue recognized for tax purposes in excess of revenue recognized for accounting purposes	2,790	668
Tax value in excess of accounting value in lease inducements	45	(3)
Federal investment tax credits	6,470	5,539
Provincial investment tax credits	3,347	2,391
Total deferred tax assets	29,394	23,843
Valuation allowance	(29,394)	(23,843)
Net deferred tax assets	$-	$-

Certain comparative figures in the above deferred tax assets table have been recast to increase the Canadian federal investment tax credits by $5,539,000, the provincial investment tax credits by $1,999,000, and the valuation allowance by $7,538,000 as at December 31, 2013. The comparative figures in the income tax expense reconciliation table have also been recast to reflect these changes. These adjustments have no impact on the consolidated financial position, consolidated results of operations or the consolidated cash flows.

8.	Contingencies and commitments

Property lease

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

Following the lease renewal, the minimum rent and estimated operating cost commitment, net of lease inducements, is as follows:

Year ended December 31, 2015	$1,119,000
Year ended December 31, 2016	1,119,000
Year ended December 31, 2017	1,119,000
Year ended December 31, 2018	1,119,000
Year ended December 31, 2019	653,000
$5,129,000

The Company’s lease expense, for the year ended December 31, 2014 of $1,133,000 has been recorded in the consolidated statements of operations and comprehensive income (loss) (2013 - $1,225,000; 2012 - $937,000).

Product development partnership with the Canadian Government

The Company entered into a Technology Partnerships Canada ("TPC") agreement with the Canadian Federal Government on November 12, 1999.  Under this agreement, TPC agreed to fund 27% of the costs incurred by the Company, prior to March 31, 2004, in the development of certain oligonucleotide product candidates up to a maximum contribution from TPC of $7,179,000 (C$9,330,000).  As at December 31, 2014, a cumulative contribution of $3,191,000 (C$3,702,000) had been received and the Company does not expect any further funding under this agreement.  In return for the funding provided by TPC, the Company agreed to pay royalties on the share of future licensing and product revenue, if any, that is received by the Company on certain non-siRNA oligonucleotide product candidates covered by the funding under the agreement.  These royalties are payable until a certain cumulative payment amount is achieved or until a pre-specified date.  In addition, until a cumulative amount equal to the funding actually received under the agreement has been paid to TPC, the Company agreed to pay 2.5% royalties on any royalties the Company receives for Marqibo. For the year-ended December 31, 2014, the Company earned royalties on Marqibo sales in the amount of $190,000 (see note 3(f)), resulting in $5,000 recorded by the Company as royalty payable to TPC (2013 - $1,000, 2012 - $nil). The cumulative amount paid or accrued up to December 31, 2014 was $6,000, resulting in the contingent amount due to TPC being $3,185,000 (C$3,695,000).

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

Effective August 9, 2013, Marina’s UNA technology was acquired by Arcturus Therapeutics, Inc. (“Arcturus”) and the UNA license agreement between the Company and Marina was assigned to Arcturus. The terms of the license are otherwise unchanged. On December 22, 2014, the Company received clearance from Health Canada to conduct a Phase I Clinical Study with TKM-HBV, which utilizes Arcturus’ UNA technology. This triggered the accrual of a $150,000 as at December 31, 2014 related to the milestone payment to Arcturus upon the dosing of first subject in a Phase I clinical trial of TKM-HBV, which occurred on January 21, 2015.

Arbitration with the University of British Columbia (“UBC”)

Certain early work on lipid nanoparticle delivery systems and related inventions was undertaken at UBC.  These inventions are licensed to the Company by UBC under a license agreement, initially entered in 1998 as amended in 2001, 2006 and 2007. The Company has granted sublicenses under the UBC license to Alnylam as well as to Talon.  Alnylam has in turn sublicensed back to the Company under the licensed UBC patents for discovery, development and commercialization of RNAi products. In 2009, the Company entered into a supplemental agreement with UBC, Alnylam and AlCana, in relation to a separate research collaboration to be conducted among UBC, Alnylam and AlCana to which the Company has license rights. The settlement agreement signed in late 2012 to resolve the litigation among the Company, Alnylam, and AlCana, provided for the effective termination of all obligations under such supplemental agreement as between and among all litigants (see note 3(c)).

On November 10, 2014, UBC filed a notice of arbitration against the Company and on January 16, 2015, filed a Statement of Claim, which alleges entitlement to $3,500,000 in allegedly unpaid royalties based on publicly available information, and an unspecified amount based on non-public information. UBC also seeks interest and costs, including legal fees. The Company is currently disputing UBC’s allegations, and no dates have been scheduled for this arbitration. However, the Company notes that arbitration is subject to inherent uncertainty and an arbitrator could rule against the Company. The Company has not recorded an estimate of the possible loss associated with this arbitration, due to the uncertainties related to both the likelihood and amount of any possible loss or range of loss. However, the defense of arbitration and related matters are costly and may divert the attention of the Company’s management and other resources that would otherwise be engaged in other activities. Costs related to the arbitration have been recorded by the Company as incurred.

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

The Company does not currently maintain a provision for bad debts as the majority of accounts receivable is from collaborative partners or government agencies and are considered low risk.

The carrying amount of financial assets represents the maximum credit exposure. The maximum exposure to credit risk at December 31, 2014 was the accounts receivable balance of $1,903,000 (December 31, 2013 - $117,000).

 All accounts receivable balances were current as at December 31, 2014 and December 31, 2013.

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

The Company’s liquidity risk is primarily attributable to its cash and cash equivalents, and short-term investments. The Company limits exposure to liquidity risk on its liquid assets through maintaining its cash and cash equivalent, and short-term investments with high-credit quality financial institutions. Due to the nature of these investments, the funds are available on demand to provide optimal financial flexibility.

The Company believes that its current sources of liquidity are sufficient to cover its likely applicable short term cash obligations. The Company’s financial obligations include accounts payable and accrued liabilities which generally fall due within 45 days.

The net liquidity of the Company is considered to be the cash and cash equivalents and short-term investments less accounts payable and accrued liabilities.

	December 31, 2014	December 31, 2013

Cash, cash equivalents and short-term investments	$112,161	$68,717
Less: Accounts payable and accrued liabilties	(9,328)	(3,680)
	$102,833	$65,037

Foreign currency risk

The results of the Company’s operations are subject to currency transaction and translation risk as the Company’s revenues and expenses are denominated in both Canadian and US dollars. The fluctuation of the US dollar in relation to the Canadian dollar will consequently have an impact upon the Company’s reported income or loss and may also affect the value of the Company’s assets, liabilities, and the amount of shareholders’ equity both as recorded in the Company’s financial statements, in the Canadian functional currency, and as reported, for presentation purposes, in the US dollar.

The Company manages its US dollar exchange rate risk by, whenever possible, using cash received from US dollar revenues and financing to pay US dollar expenses. Prior to the financing in October 2013 (note 5(a)), which was denominated in US dollars, the Company’s policy was to convert all but a working capital level of US dollars into Canadian dollars. Given the Company’s increasing level of US dollar expenses, its policy is now to maintain US and Canadian dollar cash and investment and short-term investment balances based on long term forecasts of currency needs thereby creating a natural currency hedge.

The Company has not entered into any agreements or purchased any instruments to hedge possible currency risks. The Company’s exposure to US dollar currency expressed in Canadian dollars was as follows:

(in C$)	December 31, 2014	December 31, 2013
Cash and cash equivalents and short-term investments	$75,224	$38,901
Accounts receivable	1,942	11
Accrued revenue	624	226
Accounts payable and accrued liabilities	(4,494)	(1,889)
	$73,296	$37,248

An analysis of the Company’s sensitivity to foreign currency exchange rate movements is not provided in these financial statements as the Company’s US dollar cash holdings and expected US dollar revenues are sufficient to cover US dollar expenses for the foreseeable future.

10.	Supplementary information

Accounts payable and accrued liabilities is comprised of the following:

	December 31, 2014	December 31, 2013

Trade accounts payable	$2,044	$1,217
Research and development accruals	2,391	669
License fee accruals	250	-
Professional fee accruals	1,294	247
Deferred lease inducements	250	16
Payroll accruals	2,873	1,224
Other accrued liabilities	226	307
	$9,328	$3,680

11.	Interim financial data (unaudited)

	2014
	Q1	Q2	Q3	Q4	Total

Revenue	4,430	1,811	4,362	4,350	14,953

Loss from operations	(5,958)	(9,423)	(6,844)	(10,747)	(32,972)

Net loss	(17,984)	(6,081)	(8,604)	(6,168)	(38,837)

Basic and diluted net loss per share	$(0.91)	$(0.28)	$(0.39)	$(0.27)	$(1.80)

	2013
	Q1	Q2	Q3	Q4	Total

Revenue	2,132	2,844	2,963	7,52	15,465

Loss from operations	(2,994)	(3,071)	(3,652)	(2,435)	(12,152)

Net loss	(2,546)	(3,015)	(5,906)	(2,596)	(14,063)

Basic and diluted net loss per share	$(0.18)	$(0.21)	$(0.41)	$(0.15)	$(0.92)

12.	Subsequent events

Merger with OnCore Biopharma, Inc. (“OnCore”)

On January 11, 2015, the Company entered into a Merger Agreement to acquire 100% of the outstanding shares of OnCore, a privately owned US company focused on discovery, development and commercialization of an all-oral cure regimen for patients with HBV. The merger was approved by the Company’s shareholders on March 3, 2015 and consummated on March 4, 2015 by issuing 23,973,317 common shares of the Company. The results from the acquisition of the merger will be included in the statement of operations commencing March 4, 2015.

The transaction will be accounted for using the acquisition method based on ASC 805, Business Combinations, on the basis that Tekmira is the acquirer, which is based on managements’ analysis and the number of shares to be issued. Under the acquisition method, the consideration transferred is measured at the market price as at the acquisition date. The excess of the purchase price over the preliminary value assigned to the net assets acquired will be recorded as goodwill. Due to the timing of the acquisition of OnCore, the initial accounting for the business acquisition is incomplete as of the date of this report.  The aggregate fair value of the consideration, assets acquired and liabilities assumed are our best estimates that are based upon certain valuations and analyses that have yet to be finalized and are subject to adjustments once the detailed analyses are completed. Certain of the common shares issued in consideration of the merger are subject to repurchase by the Company in specified circumstances under employment agreements with the holders.

The fair value of consideration to be transferred to acquire OnCore’s outstanding shares has been estimated to be approximately $381,942,000, and has been attributed to the preliminary valuation of assets acquired and liabilities assumed are as follows:

Consideration paid:
Common shares issued without subjects	$371,553
Common shares issued subject to repurchase provision	9,262
Common shares issuable for OnCore stock options	1,127
$381,942

Identifiable assets acquired and liabilities assumed:
Cash	$325
Prepaid expenses and other assets	125
Accounts receivable	7
Property and equipment	149
Acquired intangible assets from combined OnCore	393,192
Accounts payable and accrued liabilities	(3,182)
Other noncurrent liabilities	(8,674)
Total purchase price allocation	$381,942

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures

As of the end of our fiscal year ended December 31, 2014, an evaluation of the effectiveness of our “disclosure controls and procedures” (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) was carried out by our management, with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO). Based upon that evaluation, the CEO and CFO have concluded that as of the end of that fiscal year, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission (the “Commission”) rules and forms and (ii) accumulated and communicated to the management of the registrant, including the CEO and CFO, to allow timely decisions regarding required disclosure.

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

Management has assessed the effectiveness of our internal control over financial reporting as at December 31, 2014. In making its assessment, management used the Committee of Sponsoring Organizations of the Treadway Commission (COSO) framework in Internal Control – Integrated Framework (2013) to evaluate the effectiveness of our internal control over financial reporting. Based on this assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2014.

Attestation report of the registered public accounting firm

The Company is an “accelerated filer” within the meaning of Rule 12b-2 under the Exchange Act. The independent registered public accounting firm’s report on the effectiveness of our internal control over financial reporting are included in Item 8 of this annual report on Form 10-K and are incorporated herein by reference.

Changes in internal control over financial reporting

There have been no changes in our internal control over financial reporting during the period covered by the annual report, being the fiscal year ended December 31, 2014, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting and disclosure controls and procedures.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated herein by reference to the information contained under the sections captioned “Proposal One — Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance” of the Proxy Statement. The information required by this item relating to executive officers is included in Part I, Item 1, “— Business-Executive Officers of the Registrant,” of this annual report on Form 10-K.

Item 11.	Executive Compensation

The information required by this item is incorporated herein by reference to the information contained under the sections captioned “Information about Executive Officer and Director Compensation,” “Compensation Committee Interlocks and Insider Participation,” “Employment Arrangements” and “Compensation Committee Report” of the Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated herein by reference to the information contained under the sections captioned “Security Ownership of Certain Beneficial Owners and Management,” “Information about Executive Officer and Director Compensation” and “Securities Authorized for Issuance Under Equity Compensation Plans” of the Proxy Statement.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated herein by reference to the information contained under the sections captioned “Corporate Governance,” “Employment Arrangements” and “Certain Relationships and Related Transactions” of the Proxy Statement.

Item 14.	Principal Accountant Fees and Services

The information required by this item is incorporated herein by reference to the information contained under the sections captioned “Corporate Governance,” “Principal Accountant Fees and Services” and “Pre-Approval Policies and Procedures” of the Proxy Statement.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

Financial Statements

See Index to Consolidated Financial Statements under Item 8 of Part II.

Financial Statement Schedules

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 13, 2015.

TEKMIRA PHARMACEUTICALS CORPORATION

By:	/s/ Mark Murray
Mark Murray
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 13, 2015.

Signatures	Capacity in Which Signed

/s/ Vivek Ramaswamy	Director (Chairman)
Vivek Ramaswamy

/s/ Mark Murray	President and Chief Executive Officer and Director
Mark Murray	(Principal Executive Officer)

/s/ Bruce Cousins	Executive Vice President, Finance and Chief Financial Officer
Bruce Cousins	(Principal Financial Officer and Accounting Officer)

/s/ Herbert J. Conrad	Director
Herbert J. Conrad

/s/ Richard C. Henriques	Director
Richard C. Henriques

/s/ Frank Karbe	Director
Frank Karbe

/s/ Keith Manchester	Director
Keith Manchester

/s/ William T. Symonds	Chief Development Officer
William T. Symonds

Exhibit Number	Description

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

2.3*
Agreement and Plan of Merger and Reorganization, dated January 11, 2015, by and among Tekmira Pharmaceuticals Corporation, TKM Acquisition Corporation and OnCore Biopharma, Inc. (incorporated herein by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K/A filed with the SEC on January 26, 2015).

3.1*
Notice of Articles and Articles of the Company (incorporated herein by reference to Exhibit 1.1 to the Registrant’s Annual Report on Form 20-F for the year ended December 31, 2010 filed with the SEC on June 3, 2011).

3.2*
Amendment to the Articles of the Company dated May 14, 2013 (incorporated herein by reference to Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2013 filed with the SEC on March 28, 2014).

3.3*
Governance Amendment to the Articles of the Company dated March 4, 2015, (incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 4, 2015).

3.4*
Approval of Quorum Policy of the Company, adopted January 31, 2015 (incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 5, 2015).

4.1*
Governance Agreement between the Company and Roivant Sciences Ltd., a Bermuda exempted company, dated January 11, 2015 (incorporated herein by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K/A filed with the SEC on January 26, 2015).

10.1†*
Amendment No. 1 to the Amended and Restated Agreement, between the Company (formerly Inex Pharmaceuticals Corporation) and Hana Biosciences, Inc., effective as of May 27, 2009 (incorporated herein by reference to Exhibit 4.1 to the Registrant’s Annual Report on Form 20-F for the year ended December 31, 2010 filed with the SEC on June 3, 2011).

10.2†*
Amended and Restated License Agreement, between Inex Pharmaceuticals Corporation and Hana Biosciences, Inc., dated April 30, 2007 (incorporated herein by reference to Exhibit 4.2 to the Registrant’s Amendment No. 1 to Form 20-F for the year ended December 31, 2010 filed with the SEC on January 31, 2012).

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

10.30*#
Employment Agreement with Mark Kowalski dated August 12, 2013 (incorporated herein by reference to Exhibit 10.30 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2013 filed with the SEC on March 28, 2014).

10.31*#
Employment Agreement with Bruce Cousins dated October 7, 2013 (incorporated herein by reference to Exhibit 10.31 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2013 filed with the SEC on March 28, 2014).

10.32†*
Services Agreement by and among Protiva Biotherapeutics Inc., Protiva Agricultural Development Company Inc. and Monsanto Company dated January 12, 2014 (incorporated herein by reference to Exhibit 10.32 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2013 filed with the SEC on March 28, 2014).

10.33†*
Option Agreement by and among Tekmira Pharmaceuticals Corporation, Protiva Biotherapeutics Inc., Protiva Agricultural Development Company Inc. and Monsanto Canada Inc. dated January 12, 2014 (incorporated herein by reference to Exhibit 10.33 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2013 filed with the SEC on March 28, 2014).

10.34†*
License and Services Agreement by and among Protiva Biotherapeutics Inc., Protiva Agricultural Development Company Inc. and Tekmira Pharmaceuticals Corporation dated January 12, 2014 (incorporated herein by reference to Exhibit 10.34 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2013 filed with the SEC on March 28, 2014).

10.35*	Forms of Lock-Up Agreement (incorporated herein by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K/A filed with the SEC on January 26, 2015).

10.36*	Form of Registration Rights Agreement (incorporated herein by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K/A filed with the SEC on January 26, 2015).

10.37*	Form of Standstill Agreement (incorporated herein by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K/A filed with the SEC on January 26, 2015).

10.38*	Form of Representation Letter (incorporated herein by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K/A filed with the SEC on January 26, 2015).

10.39**#	Executive Employment Agreement with Michael Abrams, dated November 14, 2013

10.40**#	Executive Employment Agreement with Kirk Rosemark, dated December 8, 2014

10.41**††	License Agreement, between Tekmira Pharmaceuticals and Protiva Biotherapeutics and Dicerna Pharmaceuticals dated November 16, 2014

10.42**††	Manufacturing and Clinical Trial Agreement between Tekmira Pharmaceuticals and Protiva Biotherapeutics and the Chancellor Masters and Scholars of the University of Oxford, dated December 18, 2014

10.43**	Modification Contract P0001, dated July 19, 2010, to Award Contract, dated July 14, 2010 (Exhibit 10.16)

10.44**	Modification Contract P0002, dated April 15, 2011, to Award Contract, dated July 14, 2010 (Exhibit 10.16)

10.45**	Modification Contract P0003, dated June 13, 2011, to Award Contract, dated July 14, 2010 (Exhibit 10.16)

10.46**††	Modification Contract P0004, dated October 3, 2011, to Award Contract, dated July 14, 2010 (Exhibit 10.16)

10.47**	Modification Contract P0005, dated December 2, 2011, to Award Contract, dated July 14, 2010 (Exhibit 10.16)

10.48**	Modification Contract P0006, dated January 25, 2012, to Award Contract, dated July 14, 2010 (Exhibit 10.16)

10.49**††	Modification Contract P0007, dated March 5, 2012, to Award Contract, dated July 14, 2010 (Exhibit 10.16)

10.50**	Modification Contract P0008, dated April 23, 2012, to Award Contract, dated July 14, 2010 (Exhibit 10.16)

10.51**	Modification Contract P0009, dated June 29, 2012, to Award Contract, dated July 14, 2010 (Exhibit 10.16)

10.52**	Modification Contract P00010, dated July 16, 2012, to Award Contract, dated July 14, 2010 (Exhibit 10.16)

10.53**	Modification Contract P00011, dated July 25, 2012, to Award Contract, dated July 14, 2010 (Exhibit 10.16)

10.54**††	Modification Contract P00012, dated August 2, 2012, to Award Contract, dated July 14, 2010 (Exhibit 10.16)

10.55**	Modification Contract P00013, dated August 27, 2012, to Award Contract, dated July 14, 2010 (Exhibit 10.16)

10.56 **	Modification Contract P00014, dated August 31, 2012, to Award Contract, dated July 14, 2010 (Exhibit 10.16)

10.57**	Modification Contract P00015, dated October 1, 2012, to Award Contract, dated July 14, 2010 (Exhibit 10.16)

10.58**	Modification Contract P00016, dated October 2, 2012, to Award Contract, dated July 14, 2010 (Exhibit 10.16)

10.59**	Modification Contract P00017, dated October 19, 2012, to Award Contract, dated July 14, 2010 (Exhibit 10.16)

10.60**	Modification Contract P00018, dated December 31, 2012, to Award Contract, dated July 14, 2010 (Exhibit 10.16)

10.61**	Modification Contract P00019, dated January 23, 2013, to Award Contract, dated July 14, 2010 (Exhibit 10.16)

10.62 **	Modification Contract P00020, dated February 19, 2013, to Award Contract, dated July 14, 2010 (Exhibit 10.16)

10.63 **	Modification Contract P00021, dated March 29, 2013, to Award Contract, dated July 14, 2010 (Exhibit 10.16)

10.64**††	Modification Contract P00022, dated April 30, 2013, to Award Contract, dated July 14, 2010 (Exhibit 10.16)

10.65**††	Modification Contract P00023, dated May 21, 2013, to Award Contract, dated July 14, 2010 (Exhibit 10.16)

10.66 **	Modification Contract P00024, dated June 19, 2013, to Award Contract, dated July 14, 2010 (Exhibit 10.16)

10.67**††	Modification Contract P00025, dated April 22, 2014, to Award Contract, dated July 14, 2010 (Exhibit 10.16)

10.68**††	Modification Contract P00026, dated July 25, 2014, to Award Contract, dated July 14, 2010 (Exhibit 10.16)

10.69**	Modification Contract P00027, dated July 25, 2014, to Award Contract, dated July 14, 2010 (Exhibit 10.16)

10.70 **††	Modification Contract P00028, dated September 5, 2014, to Award Contract, dated July 14, 2010 (Exhibit 10.16)

10.71 **	Modification Contract P00029, dated September 30, 2014, to Award Contract, dated July 14, 2010 (Exhibit 10.16)

10.72**††	Modification Contract P00030, dated October 31, 2014, to Award Contract, dated July 14, 2010 (Exhibit 10.16)

10.73**	Modification Contract P00031, dated November 17, 2014, to Award Contract, dated July 14, 2010 (Exhibit 10.16)

10.74**††	Modification Contract P00032, dated March 4, 2015, to Award Contract, dated July 14, 2010 (Exhibit 10.16)

10.75**††	Modification Contract P00033, dated March 4, 2015, to Award Contract, dated July 14, 2010 (Exhibit 10.16)

10.76**	Underwriting Agreement for 3,750,000 Common Shares with Stifel, Nicolaus & Company, dated October 17, 2013

10.77**	Underwriting Agreement for 2,125,000 Common Shares with Leerink Partners LLC, dated March 14, 2014

21.1**	List of Subsidiaries

23.1**	Consent of KPMG LLP, an Independent Registered Public Accounting Firm

31.1**	Certification of Chief Executive Officer pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2**	Certification of Chief Financial Officer pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document
________________
* **	Previously filed Filed herewith
†	Confidential treatment granted as to portions of this exhibit.
†† #	Confidential treatment has been requested as to portions of this exhibit. Management Contract