Form 10-K/A
period 2014-12-31
TEKMIRA PHARMACEUTICALS Corp
filed 2015-05-01
CIK 1447028

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A
(Amendment No. 1)

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

EXPLANATORY NOTE

Tekmira Pharmaceuticals Corporation is filing this Amendment No. 1 (this "Amendment") to its Annual Report on Form 10-K for the fiscal year ended December 31, 2014 (the "Original Form 10-K"), which was filed with the Securities and Exchange Commission (the "SEC") on March 13, 2015, in order to include information required by Items 10, 11, 12, 13 and 14 of Part III of Form 10-K. This information was previously omitted from the Original Form 10-K in reliance on General Instruction G(3) to Form 10-K, which permits the information in the above referenced items to be incorporated in the Form 10-K by reference from a definitive proxy statement if such statement is filed no later than 120 days after the issuer’s fiscal year end.  Tekmira is filing this Amendment to include the Part III information in its Form 10-K because Tekmira does not expect to file a definitive proxy statement containing the required information before that date. This Amendment amends and restates in its entirety Items 10, 11, 12, 13 and 14 of Part III of the Original Form 10-K, and it deletes the reference on the cover page of the Original Form 10-K to the incorporation by reference into Part III of the Original Form 10-K of information from Tekmira’s definitive proxy statement.

This Amendment is also being filed in response to comments from the SEC regarding a confidential treatment request made by Tekmira with respect to Exhibit 10.42 to the Original Form 10-K, in order to re-file the agreement contained in Exhibit 10.42 and re-instate certain information previously redacted from such Exhibit.

Except as described above, no other changes have been made to the Original Form 10-K.  This Amendment does not reflect events occurring after the date of the Original Form 10-K or modifies or updates any of the other information contained in the Original Form 10-K in any way other than as required to reflect the amendments discussed above. Accordingly, this Amendment should be read in conjunction with the Original Form 10-K and Tekmira’s other filings with the SEC.

TEKMIRA PHARMACEUTICALS CORPORATION

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Our executive officers and directors and their ages as of April 29, 2015, are as follows:

Name	Age	Position(s)
Mark Murray*	66	Chief Executive Officer, and Director
Bruce Cousins	54	Chief Financial Officer
Mark Kowalski	60	Chief Medical Officer
Patrick Higgins	57	Chief Operating Officer
Michael Sofia	56	Chief Scientific Officer
Michael Abrams	58	Chief Discovery Officer
Vivek Ramaswamy*†	29	Chairman of the Board
Herbert Conrad*+^†	82	Director
Richard Henriques*+†	59	Director
Frank Karbe*+^	47	Director
Keith Manchester*^	46	Director
William Symonds*	47	Chief Development Officer and Director
_______________
*	Nominee for election to Board
+	Member of the Audit Committee
^	Member of the Nominating and Governance Committee
†	Member of the Executive Compensation and Human Resources Committee

The following are brief biographies of our directors and officers as at April 29, 2015. This information has been furnished by the directors and officers.

Vivek Ramaswamy, Chairman. Mr. Ramaswamy served as a director of OnCore Biopharma, Inc. (“OnCore”) since August 2014. Mr. Ramaswamy is currently the President and Chief Executive Officer of Roivant Sciences, Inc., a drug development and commercialization company that is wholly owned by Roivant, a position he has held since May 2014. From August 2007 to May 2014, Mr. Ramaswamy was a member of the investment team at QVT Financial LP. In addition, in 2007 Mr. Ramaswamy co-founded and served as the President of Campus Venture Network, a technology company that was acquired in 2009. Mr. Ramaswamy received his A.B. degree, summa cum laude, in Biology from Harvard College and a J.D. degree from Yale Law School.

Mark Murray, Ph.D., Chief Executive Officer and Director. Dr. Murray has served as our President, Chief Executive Officer and Director since May 2008 when Tekmira and Protiva merged. Previously, he was the President and CEO and founder of Protiva since its inception in 2000. Dr. Murray has over 20 years of experience in both the R&D and business development and management facets of the biotechnology industry. Dr. Murray has held senior management positions at ZymoGenetics and Xcyte Therapies. Since entering the biotechnology industry Dr. Murray has successfully completed numerous and varied partnering deals, directed successful product development programs, been responsible for strategic planning programs, raised venture capital, and executed extensive business development initiatives in the U.S., Europe and Asia. Dr. Murray obtained his Ph.D. in Biochemistry from the University of Oregon Health Sciences University and was a Damon Runyon-Walter Winchell post-doctoral research fellow for three years at the Massachusetts Institute of Technology.

Herbert J. Conrad, Director. Mr. Conrad was President of the Roche Pharmaceuticals Division in the United States from 1982 until his retirement in 1993. He previously served as Chairman of Pharmasset through its acquisition by Gilead Sciences in 2012. In addition, he has served as both Chairman and Director for numerous companies; including Chairman for GenVec, Sapphire Therapeutics, and Bone Care International; and Director for Gensia Sicor, Dura Pharmaceuticals, UROCOR, Savient Pharmaceuticals, and Symphony Evolution. He was a co-founder and Director of Reliant Pharmaceuticals. Mr. Conrad currently serves as a Director of Celldex Therapeutics, Chairman for Matinas Bio Pharma, and as an advisor to the Seaver Autism Center at Mount Sinai Hospital. He received his B.S. and M.S. degrees from the Brooklyn College of Pharmacy and an honorary Doctorate in Humane Letters from Long Island University.

Richard C. Henriques, Director. Mr. Henriques recently served as Chief Financial Officer for the Bill & Melinda Gates Foundation. In this role, Mr. Henriques was responsible for finance and accounting, financial planning and analysis, strategic planning, measurement and evaluation, program related investments and information technology. His areas of expertise include corporate controllership and governance, strategic planning, performance measurement, and cost management, particularly in the pharmaceutical and pharmacy benefit management industries. Mr. Henriques’ background includes more than 25 years working at Merck & Co. Inc. During this time, he served as Senior Vice President of Finance for Global Human Health, Vice President and Corporate Controller, and Principal Accounting Officer, among other roles. Mr. Henriques was responsible for the Corporate Controller’s Group, which provided direct financial support for Merck’s worldwide human health commercial operations. Mr. Henriques currently serves on the boards of the Moyer Foundation and the Washington State Chapter of The Nature Conservancy.  He was previously a Director of Pennswood Village (a continuing care retirement community) and Newtown Friends School in Pennsylvania. He holds a BA in Oriental Studies from University of Pennsylvania and an MBA with concentration in Finance from The Wharton School.

Frank Karbe, Director. Mr. Karbe has served as our Director since January 2010. Mr. Karbe is currently a consultant to Exelixis, Inc., a NASDAQ-listed biotechnology company and was Executive Vice President and Chief Financial Officer of Exelixis, Inc. until June 2014. Prior to joining Exelixis in 2004, Mr. Karbe worked as an investment banker for Goldman Sachs & Co., where he served most recently as Vice President in the healthcare group focusing on corporate finance and mergers and acquisitions in the biotechnology industry. Prior to joining Goldman Sachs in 1997, Mr. Karbe held various positions in the finance department of The Royal Dutch/Shell Group in Europe. Mr. Karbe holds a Diplom-Kaufmann from the WHU—Otto Beisheim Graduate School of Management, Koblenz, Germany (equivalent to a U.S. Masters of Business Administration).

Keith Manchester, M.D. Dr. Manchester has served as a director of OnCore since November 2014. Dr. Manchester has served as a Managing Director and Head of Life Sciences for QVT Financial LP, an investment firm, since 2005, focusing on both publicly traded and privately owned life sciences companies. Prior to joining QVT Financial, Dr. Manchester was Vice-President of Business Development from 2002 to 2004 and Director of Business Development from 2000 to 2002 at Applied Molecular Evolution, Inc., a biotechnology company. From 1999 to 2000, Dr. Manchester was an associate at Vestar Capital Partners, a private equity firm. From 1997 to 1999, Dr. Manchester was an investment banker in the healthcare group at Goldman, Sachs & Co. Dr. Manchester received his A.B. degree from Harvard College and his M.D. degree from Harvard Medical School.

William T. Symonds, Pharm.D., Chief Development Officer and Director. Dr. Symonds has served as a director of OnCore since August 2014 and as its Senior Advisor since November 2014. Dr. Symonds is currently the Senior Vice-President of Clinical Research at Roivant Sciences, Inc., a drug development and commercialization company that is wholly owned by Roivant, a position that he has held since May 2014. Prior to that, Dr. Symonds served as Vice-President, Liver Disease Therapeutic Area at Gilead Sciences, Inc. From February 2012 until April 2014, and was the Senior Vice-President, Clinical Pharmacology and Translational Medicine at Pharmasset, Inc. from 2007 to January 2012. From 1993 to 2007, Dr. Symonds held various positions of increasing responsibility at GlaxoSmithKline, most recently as Director, Antiviral Clinical Pharmacology and Discovery Medicine. Dr. Symonds received his Doctor of Pharmacy degree from Campbell University and completed a fellowship in clinical pharmacokinetics at the Clinical Pharmacokinetics Laboratory in Buffalo, New York.

 Section 16(a) beneficial ownership reporting compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires our directors, officers, and persons that own more than 10 percent of a registered class of our equity securities to file reports of ownership and changes in ownership with the SEC. Officers, directors and greater than 10 percent shareholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file.

Based solely upon our review of the copies of such forms received by us during the year ended December 31, 2014, we believe that each person who, at any time during such year, was a director, officer, or beneficial owner of more than 10% of our common stock met the filing requirements during such year.

Board Practices

Our Board of Directors assumes responsibility for stewardship of Tekmira. The mandate of our Board of Directors is to supervise the management of the business and affairs of Tekmira. Our Board of Directors delegate day-to-day managerial responsibilities to management, and any responsibility not delegated to senior management or to a committee of the board remains with the full Board of Directors. Our Board of Directors has a formal mandate.

Our Board of Directors is currently composed of seven directors. A majority of the members of the Board of Directors are independent directors, and thus the Board is able to act independently from management. Our Board of Directors has determined that five of the current seven members of the Board are independent under the current requirements of the NASDAQ and the rules and regulations of the Canadian provincial securities regulatory authorities.

Our current independent directors are as follows: Vivek Ramaswamy (Chairman of the Board), Herbert Conrad, Richard Henriques, Frank Karbe and Keith Manchester. Mark Murray, our Chief Executive Officer, and William Symonds, or Chief Development Officer, are not independent as a result of being officers of Tekmira.  Further information on our directors is set out in the biography of each director set forth above.

Our entire Board of Directors is responsible for the overall governance of Tekmira. Any responsibility that is not delegated to senior management or a committee of our Board of Directors remains with the entire Board. Our Board of Directors has adopted a position description for our Chairman. Currently, our Chairman is independent of management; however, in the event that our Chairman is not independent under applicable regulation, we have also adopted a position description for a Lead Director. Additionally, we have adopted position descriptions for each of the Chairs of our three committees.

Our Board of Directors has also adopted a position description for our Chief Executive Officer. Our Chief Executive Officer has overall responsibility for all operations of Tekmira. Our Board of Directors reviews and approves the corporate objectives that our Chief Executive Officer is responsible for meeting and such corporate objectives form a key reference point for the review and assessment of our Chief Executive Officer’s performance.

Orientation and Continuing Education

New Board members receive a director’s orientation including reports on our strategic plans and our significant financial, accounting and risk management issues. In addition, the orientation for our directors involves meeting with our senior management and an interactive introductory discussion about Tekmira, providing the directors with an opportunity to ask questions.

Board meetings are periodically held at our facilities and combined with presentations by our senior management to give the directors additional insight into the main areas of our business.
Committees of the Board of Directors

To assist in the discharge of its responsibilities, our Board of Directors currently has three committees: the Audit Committee, the Executive Compensation and Human Resources Committee and the Corporate Governance and Nominating Committee.

In addition to our formal, standing committees, the Board may from time-to-time organize informal, ad-hoc committees to address specific issues.

Audit Committee

The members of our Audit Committee are Mr. Karbe, Mr. Conrad and Mr. Henriques, each of whom is a nonemployee member of our Board of Directors. Mr. Karbe chairs the Audit Committee. Our Board of Directors has determined that each of the members of the Audit Committee is financially literate and has financial expertise (as is currently defined under the applicable SEC rules). Our Board of Directors has determined that each member of our Audit Committee is an independent member of our Board of Directors under the current requirements of the NASDAQ and the rules and regulations of the SEC and Canadian provincial securities regulatory authorities.

Our Audit Committee is responsible for overseeing our financial reporting processes on behalf of our Board of Directors. Our auditor reports directly to our Audit Committee. Specific responsibilities of our Audit Committee include:

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

A copy of our Audit Committee’s charter is available on our website at www.tekmira.com

Executive Compensation Committee and Human Resources Committee

The members of our Executive Compensation and Human Resources Committee (the “Compensation Committee”) are Mr. Conrad (Chairman), Mr. Ramaswamy, and Mr. Henriques. Our Board of Directors has determined that each of the members of the Compensation Committee has the appropriate experience for their Committee responsibilities based on their past or current senior roles in our industry. Our Board of Directors has determined that each member of our Compensation Committee is an independent member of our Board of Directors under the current requirements of the NASDAQ and as defined in the rules and regulations of the Canadian provincial securities regulatory authorities.

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

•	reviewing any report to be included in our periodic filings or proxy statement/circular; and

•	acting as administrator of our equity compensation plans.

A copy of our Compensation Committee’s charter is available on our website at www.tekmira.com.

Corporate Governance and Nominating Committee

The members of our Corporate Governance and Nominating Committee are Mr. Conrad, Mr. Karbe and Mr. Manchester. It is anticipated that the Corporate Governance and Nominating Committee will appoint a Chair at the next meeting of the Corporate Governance and Nominating Committee. Our Board of Directors has determined that each member of our Corporate Governance and Nominating Committee is an independent member of our Board of Directors under the current requirements of the NASDAQ and as defined in the rules and regulations of the Canadian provincial securities regulatory authorities.

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

In evaluating prospective nominees, our Corporate Governance and Nominating Committee looks for the following minimum qualifications: strong business acumen, extensive previous experience as an executive or director with successful companies, the highest standards of integrity and ethics, and a willingness and ability to make the necessary time commitment to diligently perform the duties of a director. Nominees are selected with a view to our best interests as a whole, rather than as representative of any particular stakeholder or category of stakeholders. Our Corporate Governance and Nominating Committee will also consider the skill sets of the incumbent directors when recruiting replacements to fill vacancies in our Board of Directors. Our Board of Directors prefers a mix of experience among its members to maintain a diversity of viewpoints and ensure that our Board of Directors can achieve its objectives. When a vacancy on our Board of Directors occurs, in searching for a new director, the Corporate Governance and Nominating Committee will identify particular areas of specialization which it considers beneficial, in addition to the general qualifications, having regard to the skill sets of the other members of our Board of Directors. Potential nominees and their respective references are interviewed extensively in person by the Corporate Governance and Nominating Committee before any nomination is endorsed by that committee. All nominations proposed by the Corporate Governance and Nominating Committee must receive the approval of our Board of Directors.

Codes of Business Conduct for Directors Officers and Employees

We have adopted a code of business conduct for directors, officers and employees (the “Code of Conduct”), which is available on our website at http://investor.tekmirapharm.com/governance.cfm and also at www.sedar.com. If we effect an amendment to, or waiver from, a provision of our code of ethics, we intend to satisfy our disclosure requirements by posting a description of such amendment or waiver on the website above or via a current report on Form 8-K. The inclusion of our website address in this Form 10-K does not include or incorporate by reference the information on our website into this Form 10-K.

Our Board of Directors and management review and discuss from time to time the effectiveness of our Code of Conduct and any areas or systems that may be further improved. We have not filed a material change report that pertains to any conduct of any of our directors or executive officers that constitutes a departure from our Code of Conduct. If we make any substantive amendments to our Code of Conduct, or grant any waiver from a provision of our Code of Conduct to any of our executive officers or directors, we will promptly disclose the nature of the amendment or waiver on our website.

Tekmira complies with the relevant provisions under the Business Corporations Act (British Columbia) that deal with conflict of interest in the approval of agreements or transactions and our code of conduct sets out additional guidelines in relation to conflict of interest situations. Tekmira, through directors’ and officers’ questionnaires and other systems, also gathers and monitors relevant information in relation to potential conflicts of interest that one of our directors or officers may have. Where appropriate, our directors absent themselves from portions of a meeting of our Board of Directors or Board committee to allow independent discussion of points in issue.

Tekmira was founded on, and the business continues to be successful largely as a result of, a commitment to ethical conduct. Employees are regularly reminded about their obligations in this regard and senior management demonstrates a culture of integrity and monitors employee compliance with our Code of Conduct to the extent possible.

Item 11.	Executive Compensation

Summary Compensation Table

The following table sets out the compensation paid, payable or otherwise provided to our Named Executive Officers during our three most recently completed financial years ending on December 31. All amounts are expressed in US dollars unless otherwise noted. Amounts paid or denominated in Canadian dollars are converted to US dollars for presentation purposes at the average exchange rate for the year.

Name and principal position	Year	Salary (US$)	Salary (C$)	Options (US$) (1)	Annual incentive cash bonus (US$)	All other compensation (US$) (2)	Total compensation (US$)
Dr. Mark Murray	2014	400,000	NA	466,404	180,000	38,848	1,085,252
President and	2013	377,500	NA	-	160,359	43,792	581,651
Chief Executive Officer	2012	350,000	NA	165,768	347,984	62,040	925,792

Mr. Bruce Cousins (3)	2014	276,117	305,000	-	99,583	44,026	419,725
Executive Vice President, Finance	2013	69,480	71,558	1,247,159	24,318	2,085	1,343,040
and Chief Financial Officer	2012	-	-	-	-	-	-

Dr. Ian MacLachlan	2014	292,299	322,875	333,146	-	15,088	640,532
Former Executive Vice President	2013	305,851	315,000	-	113,739	9,422	429,011
and Former Chief Technical Officer	2012	295,190	295,000	118,405	295,190	8,856	717,642

Dr. Mark Kowalski (5)	2014	333,125	NA	333,146	105,000	15,986	787,257
Senior Vice President	2013	128,623	NA	261,819	36,240	3,859	430,541
and Chief Medical Officer	2012	-	-	-	-	-	-

Dr. Mike Abrams (6)	2014	243,758	270,000	529,515	87,995	8,462	869,760
Executive Vice President	2013	-	-	-	-	-	-
and Chief Discovery Officer	2012	-	-	-	-	-	-

Notes:

1.
The fair value of each option is estimated as at the date of grant using the most widely accepted option pricing model, Black-Scholes. The fair value of options computed on the grant date is in accordance with FASB ASC Topic 718. The weighted average option pricing assumptions and the resultant fair values for options awarded to Named Executive Officers in 2012 are as follows: expected average option term of ten years; a zero dividend yield; a weighted average expected volatility of 121.5%; and, a weighted average risk-free interest rate of 1.46%. The weighted average option pricing assumptions and the resultant fair values for options awarded to Named Executive Officers for fiscal 2013 are as follows: expected average option term of ten years; a zero dividend yield; a weighted average expected volatility of 114.7%; and, a weighted average risk-free interest rate of 2.49%. The weighted average option pricing assumptions and the resultant fair values for options awarded to Named Executive Officers for fiscal 2014 are as follows: expected average option term of ten years; a zero dividend yield; a weighted average expected volatility of 105.0%; and, a weighted average risk-free interest rate of 2.49%. Options awarded to the Named Executive Officers in February 2015 are not included in the above table.

2.
All other compensation in 2012, 2013 and 2014 includes Registered Retirement Savings Plan, or RRSP, or equivalent matching payments of 3% of salary. In 2012, 2013 and 2014 all of our full-time employees and executives were eligible for RRSP or equivalent matching payments. Dr. Murray’s and Dr. Kowalski’s other compensation also includes reimbursement of personal tax filing service fees up to a maximum of $10,000 and $5,000 per year, respectively. Dr. Murray’s and Dr. MacLachlan’s other compensation also includes amounts claimed under their contractual entitlement to reimbursement of any health expenses incurred, including their families’ health expenses, that are not covered by insurance. Mr. Cousins’ other compensation also includes amounts for housing provided.

3.	Mr. Cousins commenced employment with Tekmira in October 2013 with an annual salary of $286,762 (C$305,000) and was granted 150,000 new hire stock options at that time.

4.
Dr. MacLachlan terminated his employment as Chief Technical Officer pursuant to the “good reason” termination provision in his Employment Agreement, effective December 31, 2014 and received a total severance payment of $1,084,563 (C$1,258,201).

5.	Dr. Kowalski commenced employment in August 2013 with an annual salary of $325,000 and was granted 50,000 new hire stock options at that time.

6.	Dr. Abrams commenced employment in January 2014 with an annual salary of $243,758 (C$270,000) and was granted 75,000 new hire stock options at that time.

Compensation Discussion and Analysis

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

Role of the Compensation Committee’s Independent Compensation Consultant

Beginning in March 2014, the Compensation Committee retained Arnosti Consulting Inc, (“Nancy Arnosti”), as an independent compensation consultant.  Nancy Arnosti has attended all meetings of the Compensation Committee since then, with or without management present, to provide advice to the Committee.

The Committee asked Nancy Arnosti to provide the Company with information to satisfy the requirements of the Committee’s charter and the rules of the NASDAQ Stock Exchange relating to independence of the Committee’s compensation advisors for the following factors:

•	Provision of Services
•	Fees received as a percentage of total revenue
•	Policies and Procedures that are intended to prevent conflicts of interest
•	Business or personal relationships with members of the Committee
•	Business or personal relationships with executive officers of the Company
•	Stock owned

The Committee determined, based on an analysis of the above factors, that the work of Arnosti Consulting Inc. as Compensation Consultant does not create any conflict of interest.

Benchmarking of Executive Compensation

In the fourth quarter of 2014, Nancy Arnosti was tasked with reviewing Executive and Director Compensation and benchmarking against companies in the biotechnology industry. Executive and Director Compensation was benchmarked against a group of relevant peer companies.  The 28 companies selected in Tekmira’s peer group were:

Achillion Pharmaceuticals Inc	Neuralstem Inc
Agenus Inc	Omeros Corp
Amicus Therapeutics Inc	Oncothyreon Inc
Arrowhead Research Corp	Orexigen Therapeutics Inc
Biocryst Pharmaceuticals Inc	Regulus Therapeutics Inc
Celldex Therapeutics Inc	Repros Therapeutics Inc
Corcept Therapeutics	Rexahn Pharmaceuticals Inc
Cytokinetics Inc	Sangamo Biosciences Inc
Dicerna Pharmaceuticals, Inc.	Sarepta Therapeutics Inc
Galena Biopharma Inc	Sunesis Pharmaceuticals Inc
Geron Corp	Synta Pharmaceuticals
Idera Pharmaceuticals Inc	Targacept Inc
Inovio Pharmaceuticals Inc	Threshold Pharmaceuticals Inc
Insmed Inc	Ziopharm Oncology Inc

The outcome of the Executive Compensation and Director Compensation review was used as the basis for establishing Officer and Director Compensation recommendations for 2015.  All changes were effective January 1, 2015.

During 2013, Tekmira participated in and purchased the Radford Global US Life Sciences Survey (US Edition).  This survey is generally aimed at non-executive level staff. Tekmira considered 50th percentile data from the survey for companies with 50 to 149 employees in determining salaries for Dr. Kowalski and Mr. Cousins who were hired during 2013.  50th percentile market data was presented to the Compensation Committee by the CEO at the end of 2013 and was considered in the determination of executive salaries for 2014.

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

Elements of Executive Compensation

Currently, our executive compensation package principally consists of the following components: base salary, discretionary annual incentive cash bonus, long-term incentives in the form of share options and health and retirement benefits generally available to all of our employees. We have not granted any share appreciation rights to our directors and officers. We have established the above components for our executive compensation package because we believe a competitive base salary and opportunity for annual cash bonuses are required to recruit and retain key executives. Our 2011 Plan enables our executive officers to participate in our long term success and aligns their interests with those of our shareholders. Additional details on the compensation package for Named Executive Officers are described in the following sections.

Base Salary

The Named Executive Officers are paid a base salary as an immediate means of rewarding the Named Executive Officer for efforts expended on our behalf. Base salaries for Named Executive Officers are evaluated against the responsibilities inherent in the position held, the individual’s experience and past performance, and industry benchmarks.

Annual Incentive Cash Bonuses

Our policy is to pay bonuses following the end of our fiscal year, assuming that we have sufficient financial stability, based upon our level of achievement of major corporate objectives as determined by the Compensation Committee and the Board of Directors.

Long-Term Incentives—Share Options

Share options are granted to reward individuals for current performance, expected future performance and to align the long term interest of Named Executive Officers with shareholders. Share option grants are based on officer performance as measured against pre-determined corporate and personal performance goals. Awards ranges were established in 2014 based on the benchmarking analysis conducted. Awards reflect the qualitative judgment of the Board of Directors as to whether a grant should be awarded for retention or incentive purposes.

Share options are generally awarded to executive officers at commencement of employment and annually thereafter after taking into consideration the recommendations of current Director and Officer benchmarking compensation analysis. Any special compensation other than cash bonuses is typically granted in the form of options. The exercise price for the options is the closing price of the Common Shares on the last trading day before the grant of the option. See subsection “Equity Compensation Plans” for a description of the terms of the Company’s current omnibus share compensation plan.

Pension Plans or Similar Benefits for Named Executive Officers

We do not have any pension or deferred compensation plans for our Named Executive Officers. We do, however, have a Registered Retirement Savings Plan (“RRSP”) Matching Plan whereby the Company matches employee contributions to their RRSPs (or US-equivalent retirement savings plan such as an IRA) up to a certain percentage of each employee’s salary. The RRSP matching plan is available to all full-time employees of Tekmira. Each year the Compensation Committee will approve a matching percentage of up to 3% of employee salaries. The matching percentage is the same for all employees and is not based on performance.

Health care plans

All Tekmira employees receive health care coverage as a benefit. In addition, Drs. Murray and MacLachlan are entitled to reimbursement of any health expenses incurred, including their families’ health expenses that are not covered by our insurance, as part of their employment contracts.

Other compensation

As part of his employment contract, Dr. Murray’s compensation also includes reimbursement of personal tax filing service fees up to a maximum of $10,000 per year. As part of his employment contract, Dr. Kowalski’s compensation also includes reimbursement of personal tax filing service fees up to a maximum of $5,000 per year. As part of his employment contract, Mr. Cousins receives reimbursement for reasonable housing costs in Vancouver, which in 2014 were $31,027 (C$33,000).

Named Executive Officer compensation for 2012, 2013 and 2014

Base salary

There were no changes to Named Executive Officer salaries during 2012.

The salaries of Drs. Murray and Kowalski are denominated in US dollars. The salaries of the other Named Executive Officers are denominated in Canadian dollars.

Effective January 1, 2013, the base salary of Dr. Murray was increased by 8% to $377,500 and the base salary of Dr. MacLachlan was increased by 7% to $305,851 (C$315,000 - converted to US dollars at the 2013 average exchange rate of 0.9710). These increases reflect cost of living increases, performance and retention measures and take into consideration the lack of increases in 2012. We hired Mr. Cousins and Dr. Kowalski in 2013 at annual salaries of $296,155 (C$305,000 - converted to US dollars at the 2013 average exchange rate of 0.9710) and $325,000, respectively.

Effective January 1, 2014, the base salary of Dr. Murray was increased by 6% to $400,000, the base salary of Dr. MacLachlan was increased by 2.5% to $303,568 (C$322,875), the base salary of Mr. Cousins remained at $286,762 (C$305,000), and the base salary of Dr. Kowalski was increased by 2.5% to $333,125 (Canadian dollar denominated salaries have been converted to US dollars at the December 31, 2013 exchange rate of 0.9402). We hired Dr. Abrams in 2014 at an annual salary of $253,854 ($270,000).

Effective January 1, 2015, the base salary of Dr. Murray was increased by 12.5% to $450,000.  The base salary of Mr. Cousins was increased by 4.6% to $274,976 (C$319,000).  The base salary of Dr. Abrams was increased by 3.0% to $278,000.  The base salary of Dr. Kowalski was increased by 3.6% to $345,000.  Dr. MacLachlan’s employment with Tekmira was terminated on December 31, 2014.

Annual Incentive Cash Bonuses

For 2012, Dr. Murray and Dr. MacLachlan were eligible to earn cash bonuses of up to a maximum of 50% of their base salaries based on the Board of Directors determination of achievement of corporate goals. Our objectives for 2012, as established by the Board of Directors included: completing enrollment of patients in the Phase 1 clinical trial for TKM-PLK1; completion of a Phase 1 clinical trial for TKM-Ebola; continued execution of TKM-Ebola contract including manufacturing scale-up and lyophilization of LNP technology; and, complete an equity offering and maintain a strong cash position. At the end of 2012, the Compensation Committee recommended, and the Board of Directors approved, the payment of 200% of the maximum cash bonus for 2012 for Drs. Murray and MacLachlan. The bonus payments at the end of 2012 included the amounts the Named Executives had forgone in 2011 and achievement against corporate objectives. The bonus was not based on any quantitative weighting of individual corporate performance goals or other formulaic process.

Maximum percentage bonus potential for Drs. Murray and MacLachlan for 2013 was the same as for 2012. The maximum percentage bonus potential for Mr. Cousins was 40% and for Dr. Kowalski it was 35%. Our objectives for 2013 were assigned quantitative weighting, and were established by the Board of Directors which included: initiating a TKM-PLK1 Phase 2 efficacy clinical trial (30%); file a TKM-ALDH2 IND (10%); treat first subject with new formulations of TKM-Ebola (10%); nominate a new product development candidate (20%); maintain cash runway into 2015 (10%); generate business development revenue (15%); and other organizational objectives (5%). At the end of 2013, the Compensation Committee recommended, and the Board of Directors approved, the payment of executive bonuses of up to 87.5% of the maximum. The maximum bonus level was based on the progress and achievement of the listed corporate objectives based on the indicated quantitative weighting.

The President and Chief Executive Officer reviewed the performance of Drs. MacLachlan and Kowalski in light of their goals and achievements for 2013.   Dr. Murray’s bonus payout was based solely on the achievement of 2013 Corporate Goals.  Mr. Cousin’s bonus was also based solely on achievement of corporate goals. The individual goals for Drs. MacLachlan and Kowalski also contributed to determination of their bonus percentages.

The bonus percentages, as a percentage of annual salary, earned by the Named Executive Officers for 2013 were:

Dr. Mark Murray	43.8%
Mr. Bruce Cousins	35.0%
Dr. Ian MacLachlan	37.2%
Dr. Mark Kowalski	30.6%

Maximum percentage bonus potential for Drs. Murray and MacLachlan for 2014 was the same as for 2013. The maximum percentage bonus for Dr. Abrams and Mr. Cousins were 40%, and for Dr. Kowalski, 35%.  Our objectives for 2014 were assigned a quantitative weighting, and were established by the Board of Directors.  2014 Corporate Objectives included:  TKM-HBV - initiate first in human clinical trial (25%); TKM-PLK - report interim GI-NET / ACC data and for HCC complete enrollment of at least 6 patients (20%); Nominate next development candidate (15%); TKM-ALDH2 - treat first subject (10%); Medical Counter Measures - Ph I subject treated and secure additional contracts (10%); Business Development - complete meaningful business transaction (10%); Capital Markets, IR and Communications - increase institutional investor base, maintain cash runway and outperform NASDAQ/BTK Biotech Index (10%).  In February 2015, the Compensation Committee recommended, and the Board of Directors approved, the payment of executive bonuses, in respect of 2014, of 90% of the maximum. The maximum bonus level was based on the progress and achievement of the listed corporate objectives based on the indicated quantitative weighting.

The bonus percentages, as a percentage of annual salary, earned by the Named Executive Officers for 2014 were therefore:

Dr. Mark Murray	45.0%
Mr. Bruce Cousins	36.0%
Dr. Ian MacLachlan*
Dr. Mark Kowalski	31.5%
Dr. Abrams	36.0%

*Note: Dr. MacLachlan terminated his employment with the company on December 31, 2014.  His employment was terminated pursuant to the ‘good reason’ termination provisions in his Employment Agreement.  As such, Dr. MacLachlan was paid a bonus based on the terms of his Employment Agreement.

Long-Term Incentives—Share Options

In December 2012, as part of our annual compensation review, we granted 35,000 options to Dr. Murray and 25,000 options to Dr. MacLachlan. These share option grants were recommended by the Compensation Committee and approved by independent Directors based on corporate and individual performance and our needs for fiscal 2013. These options vest one quarter immediately and one quarter on the next three anniversaries of their grant date.

In 2013, we granted 150,000 options to Mr. Cousins and 50,000 options to Dr. Kowalski in conjunction with their appointments as executive officers of Tekmira. These options vest one quarter immediately and one quarter on the next three anniversaries of their grant date.

In January 2014 we granted 75,000 options to Dr. Abrams in conjunction with his appointment as an executive officer of Tekmira.  These options vest one quarter immediately and one quarter on the next three anniversaries of their grant date.

In February 2014, as part of our annual compensation review, we granted 35,000 options to Dr. Murray, 25,000 options to each of Dr. MacLachlan and Dr. Kowalski. These share option grants were recommended by the Compensation Committee and approved by independent Directors based on corporate and individual performance and our needs for fiscal 2014. Mr. Cousins did not receive any performance options in February 2014 as he was appointed in October 2013. These options vest one quarter immediately and one quarter on the next three anniversaries of their grant.

In February 2015, as part of our annual compensation review, we approved for granting 180,000 options to Dr. Murray, 80,000 options to Mr Cousins, 50,000 options to Dr. Abrams, 65,000 options to Dr. Kowalski.  Dr. MacLachlan’s employment was terminated on December 31, 2014.  These options will vest in thirds on each of the next three anniversaries of their grant date.

Compensation Committee Interlocks and Insider Participation

No member of the Compensation Committee during fiscal year 2014 served as one of our officers, former officers or employees nor received directly or indirectly compensation from the Company, other than in the capacity as a member of our Board and Compensation Committee. There was no direct or indirect control by the members of the Compensation Committee of the Company. No member of the Compensation Committee, directly or indirectly, is the beneficial owner of more than 10% of the Company’s equity, nor are they an executive officer, employee, director, general partner or a managing member of one or more entities that are together the beneficial owners of more than 10% of the Company’s equity. The Compensation Committee members are not aware of any business or personal relationship between (i) a member of the Compensation Committee and any person who has provided or is providing advice to the Compensation Committee; and (ii) an executive officer of the company and any firm or other person who is employed or is employing such person to provide advice to the Compensation Committee. During fiscal year 2014, none of our executive officers served as a director or member of the compensation committee of any other entity, one of whose executive officers served as a member of our Board of Directors or Compensation Committee, and none of our executive officers served as a member of the board of directors of any other entity, one of whose executive officers served as a member of our Compensation Committee.

Report of the Compensation Committee of the Board of Directors

The compensation committee of the board of directors has reviewed and discussed Tekmira’s compensation discussion and analysis with management. Based on this review and discussion, the compensation committee recommended to the board of directors that the compensation discussion and analysis be included in Tekmira’s definitive proxy statement on Schedule 14A for its 2015 annual meeting of stockholders and Tekmira’s annual report on Form 10-K for the fiscal year ended December 31, 2014, each as filed or to be filed with the Securities and Exchange Commission.

The foregoing report was submitted by the compensation committee of the board of directors and shall not be deemed soliciting material or filed with the Securities and Exchange Commission or subject to Regulation 14A or 14C promulgated by the Securities and Exchange Commission or to the liabilities of Section 18 of the Securities Exchange Act of 1934.

Respectfully submitted,

Peggy Phillips, Compensation Committee Chair
Daniel Kisner
Donald Jewell

Grants of Plan-Based Awards Table

		Estimated Possible Payouts Under Non- Equity Incentive Plan Awards(2)			Stock Awards: Number of	Option Awards: Number of Securities	Exercise or Base Price of	Grant Date Fair Value of Stock and Option
Name	Date of Grant (1)	Threshold ($)	Target ($)	Maximum ($)	Shares of Stock(3)	Underlying Options	Option Awards ($)	Awards ($)(4)
Mark Murray, Ph.D.	2/5/14	$-	$-	$-	-	35,000	$14.85	$466,404
President and Chief Executive Officer
Bruce Cousins	N/A	$-	$-	$-	-	N/A	N/A	$-
Executive Vice President and Chief Financial Officer
Ian MacLachlan, Ph.D.	2/5/14	$-	$-	$-	-	25,000	$14.85	$333,146
Executive Vice President and Chief Medical Officer
Mike Abrams, Ph.D.	1/2/14	$-	$-	$-	-	75,000	$14.85	$529,515
Executive Vice President and Chief Discovery Officer
Mark Kowalski, M.D., Ph.D.	2/5/14	$-	$-	$-	-	25,000	$14.85	$333,146
Senior Vice President and Chief Medical Officer

Notes:

1.
The stock option awards reported in the 2014 Grants of Plan-Based Awards Table were granted as 2013 annual stock option awards for Dr. Murray, Dr. MacLachlan, and Dr. Kowalski. The stock option awards granted in 2014 to Dr. Abrams relate to the commencement of his employment in January 2014.

2.
We do not have any non-equity incentive plans. A discretionary annual incentive cash bonus may be included as a component of our executive compensation package – see Item 11 subsection “Elements of Executive Compensation”.

3.	Our 2011 Plan allows for the issuance of tandem stock appreciation rights, restricted stock units and deferred stock units, but we have not granted any stock awards of this kind to date.

4.
The Grant Date Fair Value, computed in accordance with FASB ASC Topic 718, represents the value of stock options granted during the year. The amounts reported in the Grants of Plan-Based Awards Table reflect our accounting expense and may not represent the amounts our named executive officers will actually realize from the awards. Whether, and to what extent, a named executive officer realizes value will depend on our actual operating performance, stock price fluctuations and that named executive officer’s continued employment. Our Designated Plans, governed substantially under the same terms as our 2011 Plan, provide that the option exercise price is always at least equal to the closing market price of the common shares on the day preceding the date of grant and the term may not exceed 10 years. These stock options vest one quarter immediately, and one quarter on the next three anniversaries of their grant date. As the closing market price of the common shares is denominated in Canadian dollars, the Exercise Prices shown in the table have been translated to US dollars using the last closing rate for the year, and the Grant Date Fair Value shown in the table have been translated to US dollars using the average exchange rate for the year.

Outstanding Option-Based Awards at December 31, 2014

There were no outstanding stock awards for any Named Executive Officer as at December 31, 2014.  The following tables set out all option awards, outstanding as at December 31, 2014, for each Named Executive Officer:

	Option-based awards - total outstanding options (1)
Name	Number of securities underlying unexercised options (#)	Option exercise price (C$)	Option exercise price (US$)	Option grant date (2)	Value of unexercised in-the-money options (3) (C$)	Value of unexercised in-the-money options (4) (US$)
Dr. Mark Murray (5)	219,428	0.44	0.44	September 13, 2005	3,802,687	3,433,430
	27,007	0.44	0.44	March 2, 2008	468,031	422,583
	30,000	4.65	4.01	August 31, 2008	393,600	339,283
	25,000	1.80	1.55	December 9, 2008	399,250	344,154
	25,000	3.85	3.32	January 28, 2010	348,000	299,976
	35,000	2.40	2.07	August 10, 2011	537,950	463,713
	35,000	1.70	1.47	December 23, 2011	562,450	484,832
	35,000	5.15	4.44	December 10, 2012	441,700	380,745
	35,000	16.40	14.14	February 5, 2014	47,950	41,333
Mr. Bruce Cousins	150,000	9.12	7.86	October 7, 2013	1,297,500	1,118,445
Dr. Ian MacLachlan(6)	30,000	4.65	4.01	August 31, 2008	393,600	339,283
	16,000	1.80	1.55	December 9, 2008	255,520	220,258
	16,000	3.85	3.32	January 28, 2010	222,720	191,985
	25,000	2.40	2.07	August 10, 2011	384,250	331,224
	25,000	1.70	1.47	December 23, 2011	401,750	346,309
	25,000	5.15	4.44	December 10, 2012	315,500	271,961
	25,000	16.40	14.14	February 5, 2014	34,250	29,523
Dr. Mark Kowalski	50,000	5.75	4.96	August 12, 2013	601,000	518,062
	25,000	16.40	14.14	February 5, 2014	34,250	29,523
Dr. Mike Abrams(7)	17,044	0.44	0.44	September 13, 2005	295,373	266,691
	5,445	0.44	0.44	January 1, 2006	94,362	85,199
	675	0.44	0.44	April 4, 2007	11,698	10,562
	13,503	0.44	0.44	May 28, 2007	234,007	211,284
	5,000	1.80	1.55	December 9, 2008	79,850	68,831
	5,000	3.85	3.32	January 28, 2010	69,600	59,995
	5,000	2.40	2.07	August 10, 2011	76,850	66,245
	5,000	1.70	1.47	December 23, 2011	80,350	69,262
	5,000	5.15	4.44	December 10, 2012	63,100	54,392
	75,000	8.30	7.15	January 2, 2014	710,250	612,236

	Option-based awards - outstanding vested options (1)
Name	Number of securities underlying unexercised vested options (#)	Option exercise price (C$)	Option exercise price (US$)	Option grant date (2)	Value of unexercised in-the-money options (3) (C$)	Value of unexercised in-the-money options (4) (US$)
Dr. Mark Murray (5)	219,428	0.44	0.44	September 13, 2005	3,802,687	3,433,430
	27,007	0.44	0.44	March 2, 2008	468,031	422,583
	30,000	4.65	4.01	August 31, 2008	393,600	339,283
	25,000	1.80	1.55	December 9, 2008	399,250	344,154
	25,000	3.85	3.32	January 28, 2010	348,000	299,976
	35,000	2.40	2.07	August 10, 2011	537,950	463,713
	35,000	1.70	1.47	December 23, 2011	562,450	484,832
	26,250	5.15	4.44	December 10, 2012	331,275	285,559
	8,750	16.40	14.14	February 5, 2014	11,988	10,333
Mr. Bruce Cousins	75,000	9.12	7.86	October 7, 2013	648,750	559,223
Dr. Ian MacLachlan(6)	30,000	4.65	4.01	August 31, 2008	393,600	339,283
	16,000	1.80	1.55	December 9, 2008	255,520	220,258
	16,000	3.85	3.32	January 28, 2010	222,720	191,985
	25,000	2.40	2.07	August 10, 2011	384,250	331,224
	25,000	1.70	1.47	December 23, 2011	401,750	346,309
	25,000	5.15	4.44	December 10, 2012	315,500	271,691
	25,000	16.40	14.14	February 5, 2014	34,250	29,523
Dr. Mark Kowalski	25,000	5.75	4.96	August 12, 2013	300,500	259,031
	6,250	16.40	14.14	February 5, 2014	8,563	7,381
Dr. Mike Abrams(7)	17,044	0.44	0.44	September 13, 2005	295,373	266,691
	5,445	0.44	0.44	January 1, 2006	94,362	85,199
	675	0.44	0.44	April 4, 2007	11,698	10,562
	13,503	0.44	0.44	May 28, 2007	234,007	211,284
	5,000	1.80	1.55	December 9, 2008	79,850	68,831
	5,000	3.85	3.32	January 28, 2010	69,600	59,995
	5,000	2.40	2.07	August 10, 2011	76,850	66,245
	5,000	1.70	1.47	December 23, 2011	80,350	69,262
	5,000	5.15	4.44	December 10, 2012	63,100	54,392
	18,750	8.30	7.15	January 2, 2014	177,563	153,059

	Option-based awards - outstanding unvested options (1)
Name	Number of securities underlying unexercised unvested options (#)	Option exercise price (C$)	Option exercise price (US$)	Option grant date (2)	Value of unexercised in-the-money options (3) (C$)	Value of unexercised in-the-money options (4) (US$)
Dr. Mark Murray (5)	8,750	5.15	4.44	December 10, 2012	110,425	95,186
	26,250	16.40	14.14	February 5, 2014	35,963	31,000
Mr. Bruce Cousins	75,000	9.12	7.86	October 7, 2013	648,750	559,223
Dr. Mark Kowalski	25,000	5.75	4.96	August 12, 2013	300,500	259,031
	18,750	16.40	14.14	February 5, 2014	25,688	22,143
Dr. Mike Abrams(7)	56,250	8.30	7.15	January 2, 2014	532,688	459,177

Notes to tables:

(1) Options vest 25% immediately, and 25% at each of the 1st , 2nd , and 3rd anniversaries of the grant date except for options granted on March 29, 2006 that vested immediately, options granted on July 26, 2005, August 3, 2006 and August 10, 2011 that vested based on the completion of certain performance.
(2) Options expire 10 years after the grant date.
(3) This amount is the difference between Tekmira’s December 31, 2014 closing TSX share price of C$17.77 and the exercise price of the option (denominated in Canadian dollars).
(4) This amount is the difference between Tekmira’s December 31, 2014 closing TSX share price of C$17.77 and the exercise price of the option converted to US dollars at the December 31, 2014 exchange rate of 0.8620.
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

(6) Dr. MacLachlan terminated his employment as Chief Technical Officer pursuant to the “good reason” termination provision in his Employment Agreement, effective December 31, 2014. Under his Employment Agreement, upon termination pursuant to “good reason”, all unvested options are deemed to be vested as at the last day of his employment. See subsection “Termination and Change of Control Benefits”.
(7) Dr. Abrams holds outstanding options to purchase 54,309 common shares of Protiva, a wholly-owned subsidiary of Tekmira, with an exercise price of C$0.30. As part of the business combination between Tekmira and Protiva, Tekmira agreed to issue 36,667 outstanding common shares of Tekmira on the exercise of these stock options giving an effective cost per Tekmira stock option of C$0.44. The shares reserved for issue on the exercise of the Protiva options are equal to the number of Tekmira common shares that would have been issued if the options had been exercised before the completion of the business combination and the shares issued on exercise of the options had then been exchanged for Tekmira common shares. See subsection “Share ownership – Additional Shares Subject to Issue”.

Named Executive Officer Incentive Plan Awards – Options Exercised During the Year

During 2014, Dr. Abrams exercised an option to purchase 675 shares at an exercise price of $0.40 (C$0.44). No other options were exercised by any of the Named Executive Officers during 2014.

Named Executive Officer Incentive Plan Awards – Value Vested During the Year

The aggregate value of executive options vesting during the year ended December 31, 2014 measured at their date of vesting by comparing option exercise price to closing market price on that day was:

Name	Option-based awards value vested during the year (C$)	Option-based awards value vested during the year (US$)
Dr. Mark Murray	230,475	199,858
Mr. Bruce Cousins	604,875	549,192
Dr. Ian MacLachlan	269,188	251,890
Dr. Mark Kowalski	181,250	169,735
Dr. Mike Abrams	-	-

Termination and Change of Control Benefits

The following table provides information concerning the value of payments and benefits following the termination of employment of the Named Executive Officers under various circumstances. Payments vary based on the reason for termination and the timing of a departure. The below amounts are calculated as if the Named Executive Officer’s employment had been terminated on December 31, 2014. Receipt of payments on termination is contingent on the Named Executive Officer delivering a release to Tekmira.

Payment Type	Dr. Mark Murray	Mr. Bruce Cousins	Dr. Ian MacLachlan	Dr. Mark Kowalski	Dr. Mike Abrams
Involuntary termination by Tekmira for cause
Cash payment	$-	$-	$-	$-	$-
Option values (1)	$6,083,863	$559,223	$1,730,543	$266,412	$153,059
Benefits (2)	$-	$-	$-	$-	$-
Involuntary termination by Tekmira upon death
Cash payment	$-	$-	$-	$-	$-
Option values (1)	$6,083,863	$559,223	$1,730,543	$266,412	$153,059
Benefits (2)	$-	$-	$-	$-	$-
Involuntary termination by Tekmira without cause
Cash payment	$1,108,404	$321,028	$959,319	$381,349	$315,222
Option values (1)	$6,210,049	$559,223	$1,730,543	$266,412	$153,059
Benefits (2)	$73,980	$41,920	$125,244	$15,221	$8,057
Involuntary termination by Tekmira without cause or
by Executive with good reason after a change in control of the Company
Cash payment	$1,108,404	$321,028	$959,319	$381,349	$315,222
Option values (1)	$6,210,049	$559,223	$1,730,543	$266,412	$153,059
Benefits (2)	$73,980	$41,920	$125,244	$15,221	$8,057

Notes:

(1)
This amount is based on the difference between Tekmira’s December 31, 2014 TSX closing share price of C$17.77 and the exercise price of the options that were vested as at December 31, 2014 converted into US$ at 0.8620.

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

Director Compensation Table

The following table summarizes the compensation of our directors who served during 2014 and who are not listed as named executive officers:

Name	Fees earned ($)	Option-based awards (1) ($)	Total ($)	Outstanding And Unexercised Options to Purchase Common Stock (#)(2)
Daniel Kisner (Board Chair) (3)	81,966	162,921	244,887	Nil
Donald Jewell (4)	57,000	162,921	219,921	Nil
Frank Karbe (Audit Committee Chair)	56,000	162,921	218,921	37,500
Kenneth Galbraith (5)	33,545	162,921	196,466	Nil
Peggy Phillips (Executive Comp and HR Committee Chair) (6)	52,759	210,979	263,737	Nil
Richard Henriques (7)	2,914	0	2,914	5,000

Notes:

(1)
Option-based annual awards in the amount of 7,500 were granted to the directors in 2014 at the Annual General Meeting in May. Additionally, 10,000 options were awarded to Messers Kisner, Karbe, Galbraith and Jewell. These directors were awarded 5,000 options at appointment and these grants align their total appointment awards to the more recently approved level of 15,000.

(2)	Amounts shown reflect option awards vested as of April 23, 2015.

(3)	Dr. Kisner resigned from the Board effective March 4, 2015 upon the completion of the Company’s merger with OnCore.

(4)	Mr. Jewell resigned from the Board effective March 4, 2015 upon the completion of the Company’s merger with OnCore.

(5)	Mr. Galbraith resigned from the Board on August 22, 2014.

(6)	Ms. Phillips joined the Board on February 12, 2014 and was awarded 15,000 options. Ms. Phillips resigned from the Board effective March 4, 2015 upon the completion of the Company’s merger with OnCore.

(7)	Mr. Henriques joined the Board on December 19, 2014 and was awarded 15,000 new Board member options on March 30, 2015.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table shows information regarding the beneficial ownership of our common stock as of April 23, 2015 by (a) each shareholder, or group of affiliated shareholders, that we know owns more than 5% of our outstanding common stock; (b) each of our named executive officers; (c) each of our directors; and (d) all of our current directors and executive officers as a group. The table is based upon information supplied by directors, executive officers and principal shareholders, and Schedules 13D and 13G filed with the Securities and Exchange Commission.

Percentage ownership in the table below is based on 54,206,270 shares of common stock outstanding as of April 23, 2015. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission, and generally includes voting power and/or investment power with respect to the securities held. Any securities not outstanding but which are subject to options or warrants exercisable within 60 days of April 23, 2015 are deemed outstanding and beneficially owned for the purpose of computing the percentage of outstanding common stock beneficially owned by the shareholder holding such options or warrants, but are not deemed outstanding for the purpose of computing the percentage of common stock beneficially owned by any other shareholder.

Unless otherwise indicated, each of the shareholders listed below has sole voting and investment power with respect to the shares beneficially owned. The address for each director or named executive officer is c/o Tekmira Pharmaceuticals Corporation, Attention: Corporate Secretary, 100-8900 Glenlyon Parkway, Burnaby, British Columbia, V5J 5J8.

Name of Beneficial Owner	No. of Shares Beneficially Owned	Percentage
Officers and Directors
Mark Murray (1)	515,146	*
Vivek Ramaswamy (2)	54,915	*
Herbert Conrad (3)	5,000	*
Richard Henriques (3)	5,000	*
Frank Karbe (4)	45,000	*
Keith Manchester (3, 5)	54,915	*
William Symonds	256,327	*
Bruce Cousins (3)	75,000	*
Mark Kowalski (3)	37,500	*
Ian MacLachlan (6)	0	*
Michael Abrams (7)	112,542	*
All current directors and executive officers as a group (11 persons) (8)	1,161,345	2.1%

5% Shareholders Not Listed Above
Roivant Sciences, Ltd. (9)	16,013,540	29.5%
___________________
*	Less than 1.0%.

(1)	Includes warrants to purchase 10,000 common shares and options exercisable within 60 days of April 23, 2015 for 440,185 common shares.

(2)	Does not include 16,013,540 shares held by Roivant over which a board of three individuals including Mr. Ramaswamy shares voting and investment power.

(3)	These are options exercisable with 60 days of April 23, 2015.

(4)	Includes warrants to purchase 2,500 common shares and options exercisable within 60 days of April 23, 2015 for 37,500 common shares.

(5)	Does not include 16,013,540 shares held by Roivant over which a board of three individuals including Mr. Manchester shares voting and investment power.

(6)
Dr. MacLachlan terminated his employment as Chief Technical Officer pursuant to the “good reason” termination provision in his Employment Agreement, effective December 31, 2014. The number of shares beneficial owned by Dr. MacLachlan has not been disclosed to Tekmira.

(7)	Includes warrants to purchase 2,500 common shares and options exercisable within 60 days of April 23, 2015 for 99,167 common shares.

(8)	Does not include 16,013,540 shares held by Roivant over which a board of three individuals including Messrs. Manchester and Ramaswamy are among those whom share voting and investment power.

(9)	Voting and dispositive decisions of Roivant are made collectively by Roivant’s board of directors.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Related Party Transactions

The Audit Committee has been tasked with the responsibility of reviewing and approving related party transactions. The policy provides that management shall present related party transactions to the Audit Committee for approval.

We have not entered into any related party transactions that require disclosure in the Form 10-K.

Director Independence

Our current independent directors are as follows: Vivek Ramaswamy (Chairman of the Board), Herbert Conrad, Richard Henriques, Frank Karbe and Keith Manchester. Mark Murray, our Chief Executive Officer, and William Symonds, or Chief Development Officer, are not independent as a result of being an officers of Tekmira. Further information on our directors is set out in the biography of each director under Item 10.

Shareholder Communications with Directors

We communicate with our stakeholders through a number of channels including our web site at www.tekmira.com. Shareholders can provide feedback to us in a number of ways, including email at BCousins@tekmira.com. Any communication sent must state the number of our Common Shares owned by the Shareholder making the communication. We will review each communication and will forward such communication to our Board of Directors, or to any individual director to whom the communication is addressed, unless the communication is unduly hostile, threatening or similarly inappropriate, in which case, we shall discard the communication. All communications that relate to questionable accounting or auditing matters involving Tekmira should be addressed directly to the chair of our Audit Committee as set forth in our Whistleblower Policy, which can be obtained on our website at www.tekmira.com.

Item 14.	Principal Accountant Fees and Services

Fees billed by external auditors

The aggregate fees billed for professional services rendered by KPMG for the years ended December 31, 2014 and December 31, 2013 are as follows:

	December 31, 2014	December 31, 2013
Audit fees (1)	$356,746	$234,146
Audit-related fees (2)	0	8,253
Tax fees (3)	90,900	85,189
Other fees	0	0
Total fees	$447,646	$327,588

(1)	Quarterly reviews, review of SEC listing documents and review of prospectus.
(2)	Preliminary review of Sarbanes-Oxley internal controls
(3)	Tax compliance and tax planning.

A copy of our Audit Committee’s charter is available on our website at www.tekmira.com.

Audit Committee Pre-Approval Policies and Procedures

The Audit Committee charter provides that the Audit Committee will pre-approve all audit services and non-audit services to be provided by our independent auditors before the accountant is engaged to render these services.  The Audit Committee may consult with management in the decision-making process but may not delegate this authority to management.  The Audit Committee may delegate its authority to pre-approve services to one or more committee members, provided that the designees present the pre-approvals to the full committee at the next committee meeting.  All audit and non-audit services performed by our independent accountants have been pre-approved by our Audit Committee to assure that such services do not impair the auditors’ independence from us.

Determination of Independence

There were no fees billed by KPMG for non-audit services.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

1.	Financial Statements:

The required consolidated financial statements of the Company and the related report of the Company’s independent public accountants thereon were previously filed under Item 8 of the Original Form 10-K.

2.	Financial Statement Schedules:

All schedules were omitted from the Original Form 10-K because they were either not applicable or were not required or the information required to be set forth therein was included in the Financial Statements or notes thereto.

3.	Exhibits

See Exhibits Index.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on April 30, 2015.

TEKMIRA PHARMACEUTICALS CORPORATION

By:	/s/ Mark Murray
Mark Murray
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on April 30, 2015.

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

Exhibit Index

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

10.35*	Forms of Lock-Up Agreement (incorporated herein by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K/A filed with the SEC on January 26, 2015).

10.36*	Form of Registration Rights Agreement (incorporated herein by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K/A filed with the SEC on January 26, 2015).

10.37*	Form of Standstill Agreement (incorporated herein by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K/A filed with the SEC on January 26, 2015).

10.38*	Form of Representation Letter (incorporated herein by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K/A filed with the SEC on January 26, 2015).

10.39*#	Executive Employment Agreement with Michael Abrams, dated November 14, 2013

10.40*#	Executive Employment Agreement with Kirk Rosemark, dated December 8, 2014

10.41*††	License Agreement, between Tekmira Pharmaceuticals and Protiva Biotherapeutics and Dicerna Pharmaceuticals dated November 16, 2014

10.42**††	Manufacturing and Clinical Trial Agreement between Tekmira Pharmaceuticals and Protiva Biotherapeutics and the Chancellor Masters and Scholars of the University of Oxford, dated December 18, 2014

10.43*	Modification Contract P0001, dated July 19, 2010, to Award Contract, dated July 14, 2010 (Exhibit 10.16)

10.44*	Modification Contract P0002, dated April 15, 2011, to Award Contract, dated July 14, 2010 (Exhibit 10.16)

10.45*	Modification Contract P0003, dated June 13, 2011, to Award Contract, dated July 14, 2010 (Exhibit 10.16)

10.46*††	Modification Contract P0004, dated October 3, 2011, to Award Contract, dated July 14, 2010 (Exhibit 10.16)

10.47*	Modification Contract P0005, dated December 2, 2011, to Award Contract, dated July 14, 2010 (Exhibit 10.16)

10.48*	Modification Contract P0006, dated January 25, 2012, to Award Contract, dated July 14, 2010 (Exhibit 10.16)

10.49*††	Modification Contract P0007, dated March 5, 2012, to Award Contract, dated July 14, 2010 (Exhibit 10.16)

10.50*	Modification Contract P0008, dated April 23, 2012, to Award Contract, dated July 14, 2010 (Exhibit 10.16)

10.51*	Modification Contract P0009, dated June 29, 2012, to Award Contract, dated July 14, 2010 (Exhibit 10.16)

10.52*	Modification Contract P00010, dated July 16, 2012, to Award Contract, dated July 14, 2010 (Exhibit 10.16)

10.53*	Modification Contract P00011, dated July 25, 2012, to Award Contract, dated July 14, 2010 (Exhibit 10.16)

10.54*††	Modification Contract P00012, dated August 2, 2012, to Award Contract, dated July 14, 2010 (Exhibit 10.16)

10.55*	Modification Contract P00013, dated August 27, 2012, to Award Contract, dated July 14, 2010 (Exhibit 10.16)

10.56 *	Modification Contract P00014, dated August 31, 2012, to Award Contract, dated July 14, 2010 (Exhibit 10.16)

10.57*	Modification Contract P00015, dated October 1, 2012, to Award Contract, dated July 14, 2010 (Exhibit 10.16)

10.58*	Modification Contract P00016, dated October 2, 2012, to Award Contract, dated July 14, 2010 (Exhibit 10.16)

10.59*	Modification Contract P00017, dated October 19, 2012, to Award Contract, dated July 14, 2010 (Exhibit 10.16)

10.60*	Modification Contract P00018, dated December 31, 2012, to Award Contract, dated July 14, 2010 (Exhibit 10.16)

10.61*	Modification Contract P00019, dated January 23, 2013, to Award Contract, dated July 14, 2010 (Exhibit 10.16)

10.62 *	Modification Contract P00020, dated February 19, 2013, to Award Contract, dated July 14, 2010 (Exhibit 10.16)

10.63 *	Modification Contract P00021, dated March 29, 2013, to Award Contract, dated July 14, 2010 (Exhibit 10.16)

10.64*††	Modification Contract P00022, dated April 30, 2013, to Award Contract, dated July 14, 2010 (Exhibit 10.16)

10.65*††	Modification Contract P00023, dated May 21, 2013, to Award Contract, dated July 14, 2010 (Exhibit 10.16)

10.66 *	Modification Contract P00024, dated June 19, 2013, to Award Contract, dated July 14, 2010 (Exhibit 10.16)

10.67*††	Modification Contract P00025, dated April 22, 2014, to Award Contract, dated July 14, 2010 (Exhibit 10.16)

10.68*††	Modification Contract P00026, dated July 25, 2014, to Award Contract, dated July 14, 2010 (Exhibit 10.16)

10.69*	Modification Contract P00027, dated July 25, 2014, to Award Contract, dated July 14, 2010 (Exhibit 10.16)

10.70 *††	Modification Contract P00028, dated September 5, 2014, to Award Contract, dated July 14, 2010 (Exhibit 10.16)

10.71 *	Modification Contract P00029, dated September 30, 2014, to Award Contract, dated July 14, 2010 (Exhibit 10.16)

10.72*††	Modification Contract P00030, dated October 31, 2014, to Award Contract, dated July 14, 2010 (Exhibit 10.16)

10.73*	Modification Contract P00031, dated November 17, 2014, to Award Contract, dated July 14, 2010 (Exhibit 10.16)

10.74*††	Modification Contract P00032, dated March 4, 2015, to Award Contract, dated July 14, 2010 (Exhibit 10.16)

10.75*††	Modification Contract P00033, dated March 4, 2015, to Award Contract, dated July 14, 2010 (Exhibit 10.16)

10.76*	Underwriting Agreement for 3,750,000 Common Shares with Stifel, Nicolaus & Company, dated October 17, 2013

10.77*	Underwriting Agreement for 2,125,000 Common Shares with Leerink Partners LLC, dated March 14, 2014

21.1*	List of Subsidiaries

23.1*	Consent of KPMG LLP, an Independent Registered Public Accounting Firm

31.1**	Certification of Chief Executive Officer pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2**	Certification of Chief Financial Officer pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
________________
* **	Previously filed Filed herewith
†	Confidential treatment granted as to portions of this exhibit.
†† #	Confidential treatment has been requested as to portions of this exhibit. Management Contract