Form 10-Q
period 2015-03-31
TEKMIRA PHARMACEUTICALS Corp
filed 2015-05-06
CIK 1447028

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
Large accelerated filer [ ]	Accelerated filer [ x ]	Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [x]

As of April 30, 2015, the registrant had 54,224,261 common shares, no par value, outstanding.

TEKMIRA PHARMACEUTICALS CORP.

TABLE OF CONTENTS

PART I.   FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS (UNAUDITED)

TEKMIRA PHARMACEUTICALS CORPORATION

Condensed Consolidated Balance Sheets
(Unaudited)
(Expressed in US Dollars and in thousands, except share and per share amounts)
(Prepared in accordance with US GAAP)

	March 31 2015	December 31 2014
Assets
Current assets:
Cash and cash equivalents	$232,276	$72,187
Short-term investments (note 2)	-	39,974
Accounts receivable	4,564	1,903
Accrued revenue	1,595	538
Investment tax credits receivable	79	86
Prepaid expenses and other assets	1,255	1,730
Total current assets	239,769	116,418

Property and equipment	11,925	12,959
Less accumulated depreciation	(10,147)	(11,199)
Property and equipment, net of accumulated depreciation	1,778	1,760
Intangible assets (note 3)	389,652	-
Goodwill (note 3)	155,865	-
Total assets	$787,064	$118,178

Liabilities and stockholders' equity
Current liabilities:
Accounts payable and accrued liabilities (note 5)	$14,019	$9,328
Deferred revenue (note 4)	5,233	5,779
Warrants (note 2)	5,623	5,099
Total current liabilities	24,875	20,206
Deferred revenue, net of current portion (note 4)	7,897	9,937
Contingent consideration (note 8)	4,736	-
Deferred tax liability (note 3)	155,865	-
Total liabilities	193,373	30,143
Stockholders’ equity:
Common shares (note 3 and note 6)
Authorized - unlimited number with no par value
Issued and outstanding: 54,095,921 (December 31, 2014 - 22,438,169)	814,441	290,004
Additional paid-in capital	28,590	26,208
Deficit	(217,853)	(205,864)
Accumulated other comprehensive loss	(31,487)	(22,313)
Total stockholders' equity	593,691	88,035
Total liabilities and stockholders' equity	$787,064	$118,178

Nature of business and future operations (note 1)
Contingencies and commitments (note 8)

See accompanying notes to the condensed consolidated financial statements.

TEKMIRA PHARMACEUTICALS CORPORATION

Condensed Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)
(Expressed in US Dollars and in thousands, except share and per share amounts)
(Prepared in accordance with US GAAP)

	Three-months ended March 31
	2015	2014
Revenue (note 4)
Collaborations and contracts	$3,520	$3,689
Licensing fees, milestone and royalty payments	1,162	741
Total revenue	4,682	4,430

Expenses
Research, development, collaborations and contracts	10,557	8,204
General and administrative	2,716	2,050
Depreciation of property and equipment	120	134
Acquisition costs (note 3)	9,295	-
Total expenses	22,688	10,388

Loss from operations	(18,006)	(5,958)

Other income (losses)
Interest income	202	147
Foreign exchange gains	7,038	1,443
Increase in fair value of warrant liability (note 2)	(1,223)	(13,616)

Net loss	$(11,989)	$(17,984)

Loss per common share
Basic and diluted	$(0.40)	$(0.91)

Weighted average number of common shares
Basic and diluted	30,208,136	19,801,428

Comprehensive loss
Cumulative translation adjustment	(9,174)	(2,159)
Comprehensive loss	$(21,163)	$(20,143)

See accompanying notes to the condensed consolidated financial statements.

TEKMIRA PHARMACEUTICALS CORPORATION

Condensed Consolidated Statement of Stockholders’ Equity
(Unaudited)
(Expressed in US Dollars and in thousands, except share and per share amounts)
(Prepared in accordance with US GAAP)

	Number of shares	Share capital	Additional paid-in capital	Deficit	Accumulated other comprehensive loss	Total stockholders' equity
Balance, December 31, 2014	22,438,169	$290,004	$26,208	$(205,864)	$(22,313)	$88,035

Stock-based compensation	-	-	2,934	-	-	2,934

Issuance of common shares pursuant to exercise of options	172,937	1,172	(552)	-	-	620

Issuance of common shares pursuant to exercise of warrants	11,500	275	-	-	-	275

Issuance of common shares in conjunction with the private offering, net of issuance costs of $9,700,000	7,500,000	142,175	-	-	-	142,175

Issuance of common shares in conjunction with the acquisition of OnCore (note 3)	23,973,315	380,815	-	-	-	380,815

Currency translation adjustment	-	-	-	-	(9,174)	(9,174)

Net loss	-	-	-	(11,989)	-	(11,989)

Balance, March 31, 2015	54,095,921	$814,441	$28,590	$(217,853)	$(31,487)	$593,691

See accompanying notes to the condensed consolidated financial statements.

TEKMIRA PHARMACEUTICALS CORPORATION

Condensed Consolidated Statements of Cash Flow
(Unaudited)
(Expressed in US Dollars and in thousands)
(Prepared in accordance with US GAAP)

	Three months ended March 31
	2015	2014
OPERATING ACTIVITIES
Net income (loss) for the period	$(11,989)	$(17,984)
Items not involving cash:
Depreciation of property and equipment	120	134
Stock-based compensation - research, development, collaborations and contract expenses	2,157	848
Stock-based compensation - general and administrative expenses	777	340
Unrealized foreign exchange (gains) losses	(7,057)	(59)
Change in fair value of warrant liability	1,223	13,616
Net change in non-cash operating items:
Accounts receivable	(2,886)	(1,409)
Accrued revenue	(1,126)	(208)
Deferred expenses	-	55
Prepaid expenses and other assets	221	482
Accounts payable and accrued liabilities	2,008	1,051
Deferred revenue	(1,291)	12,289

Net cash provided by (used in) operating activities	(17,843)	9,155

INVESTING ACTIVITIES
Disposition of short-term investments	37,363	-
Cash acquired through acquisition of OnCore (note 3)	324	-
Acquisition of property and equipment	(141)	(335)

Net cash provided by (used) in investing activities	37,546	(335)

FINANCING ACTIVITIES
Proceeds from issuance of common shares, net of issuance costs	142,175	56,477
Issuance of common shares pursuant to exercise of options	620	1,924
Issuance of common shares pursuant to exercise of warrants	25	888

Net cash provided by financing activities	142,820	59,289

Effect of foreign exchange rate changes on cash and cash equivalents	(2,434)	(2,469)

Increase in cash and cash equivalents	160,089	65,640
Cash and cash equivalents, beginning of period	72,187	68,717
Cash and cash equivalents, end of period	$232,276	$134,357

Supplemental cash flow information
Non-cash transactions:
Acquisition of OnCore exclusing cash acquired	$381,618	-

See accompanying notes to the condensed consolidated financial statements.

TEKMIRA PHARMACEUTICALS CORPORATION
Notes to condensed consolidated financial statements
(Unaudited)
(Expressed in US dollars – tabular amounts in thousands)

1. Nature of business and future operations

Tekmira Pharmaceuticals Corporation (the “Company”) is a Canadian biopharmaceutical business dedicated to discovering, developing, and commercializing a cure for patients suffering from chronic hepatitis B infection (“HBV”), a disease of the liver caused by hepatitis B virus (“HBV”). The Company is also developing a pipeline focused on advancing novel RNA interference therapeutics (RNAi) leveraging the Company’s expertise in Lipid Nanoparticle (“LNP”) technology.

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

These unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles of the United States of America (“U.S. GAAP”) for interim financial statements and accordingly, do not include all disclosures required for annual financial statements.  These statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the year ended December 31, 2014 and included in the Company’s 2014 annual report on Form 10-K. The unaudited condensed consolidated financial statements reflect, in the opinion of management, all adjustments and reclassifications necessary to present fairly the financial position, results of operations and cash flows at March 31, 2015 and for all periods presented. The results of operations for the three months ended March 31, 2015 and March 31, 2014 are not necessarily indicative of the results for the full year. These condensed consolidated financial statements follow the same significant accounting policies as those described in the notes to the audited consolidated financial statements of the Company for the year ended December 31, 2014, except as described below.

Principles of consolidation

The Company has five wholly-owned subsidiaries: Protiva Biotherapeutics Inc. (“Protiva”), Protiva Biotherapeutics (USA) Inc. (“Protiva USA”), Protiva Agricultural Development Company Inc. (“PADCo”), OnCore Biopharma, Inc. (“OnCore”) and Enantigen Therapeutics, Inc. (“Enantigen”) – see note 3.

These condensed consolidated financial statements include the accounts of the Company and four of its wholly-owned subsidiaries, Protiva, Protiva USA, OnCore and Enantigen. All intercompany transactions and balances have been eliminated on consolidation.

The Company records its investment in PADCo using the equity method. The Company has determined that PADCo is a variable interest entity (“VIE”) of which it is not the primary beneficiary. The Company is not the primary beneficiary as it does not have  the power to make decisions that most significantly affect the economic performance of the VIE nor does not have the right to receive benefits or the obligation to absorb losses that in either case could potentially be significant to the VIE. PADCo is described further in note 4(b).

Replacement awards

Replacement awards are share-based payment awards exchanged for awards held by employees of the acquiree. As part of the Company’s acquisition of OnCore, Tekmira shares were exchanged for OnCore shares subject to repurchase held by OnCore employees – see note 3.

As at the date of acquisition, the Company determined the total fair value of replacement awards and attributed a portion of the replacement awards to precombination service as part of the total acquisition consideration, and a portion to postcombination service, which is recognized as compensation expense over the expiry period of repurchase provision rights subsequent to the acquisition date.

TEKMIRA PHARMACEUTICALS CORPORATION
Notes to condensed consolidated financial statements
(Unaudited)
(Expressed in US dollars – tabular amounts in thousands)

Goodwill and intangible assets

The costs incurred in establishing and maintaining patents for intellectual property developed internally are expensed in the period incurred.

Intangible assets consist of in-process research and development arising from the Company’s acquisition of OnCore – see note 3. Intangible assets with finite useful lives are amortized on a straight-line basis over their estimated useful lives, which are the respective patent terms. Amortization begins when intangible assets with finite lives are put into use. If there is a major event indicating that the carrying value of intangible assets may be impaired, then management will perform an impairment test and if the recoverable value, based on undiscounted future cash flows, exceeds the carrying value, then such assets are written down to their fair values.

Goodwill represents the excess of purchase price over the value assigned to the net tangible and identifiable intangible assets of OnCore – see note 3. Goodwill has an indefinite accounting life and is therefore not amortized. Instead, goodwill is subject to a two-step impairment test on an annual basis, unless the Company identifies impairment indicators that would require earlier testing. The first step compares the fair value of the reporting unit to its carrying amount, which includes the goodwill. When the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not to be impaired, and the second step of the impairment test is unnecessary. If the carrying amount exceeds the implied fair value of the goodwill, the second step measures the amount of the impairment loss. If the carrying amount exceeds the fair value of the goodwill, an impairment loss is recognized equal to that excess.

Income or loss per share

Income or loss per share is calculated based on the weighted average number of common shares outstanding. Diluted loss per share does not differ from basic loss per share since the effect of the Company’s stock options and warrants is anti-dilutive. Diluted income per share is calculated using the treasury stock method which uses the weighted average number of common shares outstanding during the period and also includes the dilutive effect of potentially issuable common shares from outstanding, in-the-money stock options and warrants. At March 31, 2015, potential common shares of 2,917,441 (March 31, 2014 – 2,565,029) were excluded from the calculation of income per common share because their inclusion would be anti-dilutive.

Fair value of financial instruments

The Company measures certain financial instruments and other items at fair value.

To determine the fair value, the Company uses the fair value hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are inputs market participants would use to value an asset or liability and are developed based on market data obtained from independent sources. Unobservable inputs are inputs based on assumptions about the factors market participants would use to value an asset or liability. The three levels of inputs that may be used to measure fair value are as follows:

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

The Company used a discounted cash flow model to determine the fair value of the financial instrument, related to Monsanto’s call option to acquire the equity or all of the assets of PADCo, as described in note 4(b). The fair value was determined at the date of recognition, and at each reporting date. The initial fair value of the financial liability was nil, and there has been no change to its fair value as at March 31, 2015.

TEKMIRA PHARMACEUTICALS CORPORATION
Notes to condensed consolidated financial statements
(Unaudited)
(Expressed in US dollars – tabular amounts in thousands)

Contingent consideration is a liability assumed by the Company from its acquisition of OnCore – see note 3 and 8. The fair value as at March 31, 2015 is preliminary and the Company is currently undertaking a valuation assessment of the contingent consideration.

	Level 1	Level 2	Level 3	March 31, 2015
Assets
Cash and cash equivalents	$232,276	-	-	$232,276

Liabilities
Warrants	-	-	$5,623	$5,623
Contingent consideration	-	-	4,736	4,736
Financial instrument	-	-	-	-
Total	-	-	$10,359	$10,359

	Level 1	Level 2	Level 3	December 31, 2014
Assets
Cash and cash equivalents	$72,187	-	-	$72,187
Guaranteed investment certificates	39,974	-	-	39,974
Total	$112,161	-	-	$112,161

Liabilities
Warrants	-	-	$5,099	$5,099
Financial instrument	-	-	-	-
Total	-	-	$5,099	$5,099

TEKMIRA PHARMACEUTICALS CORPORATION
Notes to condensed consolidated financial statements
(Unaudited)
(Expressed in US dollars – tabular amounts in thousands)

The following table presents the changes in fair value of the Company’s warrants, in thousands:

	Liability at beginning of the period	Opening liability of warrants issued in the period	Fair value of warrants exercised in the period	Increase in fair value of warrants	Foreign exchange (gain) loss	Liability at end of the period
Three months ended March 31, 2014	$5,379	-	$(5,955)	$13,616	$216	$12,824
Three months ended March 31, 2015	$5,099	-	$(250)	$1,223	$(449)	$5,623

The change in fair value of warrant liability for the three months ended March 31, 2015 is recorded in the statement of operations and comprehensive loss.

The weighted average Black-Scholes option-pricing assumptions and the resultant fair values, in thousands, for warrants outstanding at March 31, 2015 and at December 31, 2014 are as follows:

Warrant Pricing assumptions

	March 31, 2015	December 31, 2014

Dividend yield	0.00%	0.00%
Expected volatility	98.68%	85.22%
Risk-free interest rate	0.49%	1.00%
Expected average term (years)	0.6	0.5
Fair value of warrants outstanding (per warrant)	$14.54	$12.80
Aggregate fair value of warrants outstanding	$5,623	$5,099
Number of warrants outstanding	386,750	398,250

Foreign currency translation and reporting currency

Functional currency

The functional currency of the Company and its integrated subsidiaries (Protiva and Protiva USA) is the Canadian dollar. Foreign currency monetary assets and liabilities are translated into Canadian dollars at the rate of exchange prevailing at the balance sheet date. Non-monetary assets and liabilities are translated at historical exchange rates. The previous month’s average rate of exchange is used to translate revenue and expense transactions. Exchange gains and losses are included in income or loss for the period.

The local currency of OnCore (including its subsidiary, Enantigen) is the United States dollars which has been determined to be its functional currency, as it is the currency of the primary economic environment in which OnCore operates and expends cash. Foreign currency monetary assets and liabilities are translated into United States dollars at the exchange rate prevailing at the balance sheet date. Non-monetary assets and liabilities are translated at historical exchange rates. The previous month’s average rate of exchange is used to translate revenue and expense transactions. Exchange gains and losses are included in income or loss for the period.

Reporting currency

The Company is using United States dollars as its reporting currency. All assets and liabilities are translated using the exchange rate at the balance sheet date. Revenues, expenses and other income (losses) are translated using the average rate for the period, except for large transactions, for which the exchange rate on the date of the transaction is used. Equity accounts are translated using the historical rate. The translation differences from the Company’s functional currency to the Company’s reporting currency of U.S. dollars are unrealized gains and losses; therefore, the differences are recorded in other comprehensive income (loss), and do not impact the calculation of Income or Loss per Share.

TEKMIRA PHARMACEUTICALS CORPORATION
Notes to condensed consolidated financial statements
(Unaudited)
(Expressed in US dollars – tabular amounts in thousands)

Recent accounting pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (FASB) or other standard setting bodies that are adopted by the Company as of the specified effective date. Unless otherwise discussed, the Company believes that the impact of recently issued standards that are not yet effective will not have a material impact on our financial position or results of operations upon adoption.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (ASC 606). The standard is intended to clarify the principles for recognizing revenue and to develop a common revenue standard for U.S. GAAP and IFRS by creating a new Topic 606, Revenue from Contracts with Customers. This guidance supersedes the revenue recognition requirements in ASC 605, Revenue Recognition, and supersedes some cost guidance included in Subtopic 605-35, Revenue Recognition – Construction-Type and Production-Type Contracts. The core principle of the accounting standard is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those good or services. The amendments should be applied by either (1) retrospectively to each prior reporting period presented; or (2) retrospectively with the cumulative effect of initially applying this ASU recognized at the date of initial application. In April 2015, the FASB voted to propose a deferral of the effective date of the ASU by one year. The new guidance would be effective for fiscal years beginning after December 15, 2017 instead of December 15, 2016, which for the Company means January 1, 2018. Entities are permitted to adopt in accordance with the original effective date if they choose. The Company has not yet determined the extent of the impact of adoption.

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

3. Merger with OnCore Biopharma, Inc. (“OnCore”)

On January 11, 2015, the Company entered into a Merger Agreement to acquire 100% of the outstanding shares of OnCore and its wholly-owned subsidiary, Enantigen (see note 8). OnCore was a privately owned U.S. company focused on discovery, development and commercialization of an all-oral cure regimen for patients with HBV. The merger was approved by the Company’s shareholders on March 3, 2015 and consummated on March 4, 2015. OnCore’s results of operations and fair value of assets acquired and liabilities assumed are included in the Company’s consolidated financial statements from the date of acquisition.

The transaction has been accounted for using the acquisition method based on ASC 805, Business Combinations, on the basis that Tekmira is the acquirer, based on managements’ analysis and evaluation of the form of the acquisition, the relative contribution and rights of the predecessor groups post-closing, and the relative number of shares issued by the Company on acquisition of OnCore. Under the acquisition method, the consideration transferred is measured at the market price as at the acquisition date. The excess of the purchase price over the preliminary value assigned to the net assets acquired has been recorded as goodwill. Acquisition costs are expensed as incurred. The company recorded $9,295,000 of acquisition costs for the three-months ended March 31, 2015.

The Company issued a total of 23,973,315 common shares with a total value of $381,942,000 as consideration, which is comprised of 20,347,906 common shares issued without subjects and 3,625,412 common shares issued subject to repurchase provision. The fair value of the common shares issued without subjects has been determined to be the Company’s NASDAQ closing price of $18.26 on the date prior to the acquisition’s consummation, March 4, 2015. The total fair value of the common shares issued subject to repurchase provision has been determined to be $66,196,000, using the Black-Scholes pricing model with assumed risk-free interest rate of 0.74%, volatility of 81%, a zero dividend yield and an expected life of 4 years. Of the total fair value, $9,262,000 has been attributed as pre-combination service and included as part of the total acquisition consideration. The post-combination attribution of $56,934,000 will be recognized as compensation expense over the period of expiry of repurchase provision rights through to August 2018. The Company has included $1,205,000 compensation expense related to the expiration of repurchase provision rights from the acquisition date through to March 31, 2015.

TEKMIRA PHARMACEUTICALS CORPORATION
Notes to condensed consolidated financial statements
(Unaudited)
(Expressed in US dollars – tabular amounts in thousands)

The Company has further reserved 184,332 shares for the future exercise of OnCore stock options. The total fair value of OnCore stock options has been determined to be $3,287,000, using the Black-Scholes pricing model with the same assumption inputs used by the Company to determine the fair value of Tekmira options. Of the total fair value, $1,127,000 has been attributed as pre-combination service and included as part of the total acquisition consideration. The post-combination attribution of $2,160,000 will be recognized as compensation expense over the vesting period of the stock options through to December 2018. The Company has included $44,000 compensation expense related to the vesting of OnCore stock options from the acquisition date through to March 31, 2015.

The aggregate fair value of consideration transferred to acquire OnCore’s outstanding shares has been determined to be $381,942,000, and has been attributed to preliminary fair values of the assets acquired and liabilities assumed as summarized in the following table.

Consideration paid:
Common shares issued without subjects	$371,553
Common shares issued subject to repurchase provision	9,262
Common shares issuable for OnCore stock options	1,127
$381,942

Identifiable assets acquired and liabilities assumed:
Cash	$324
Prepaid expenses and other assets	127
Accounts receivable	8
Property and equipment	147
Acquired intangible assets	389,652
Goodwill	155,865
Accounts payable and accrued liabilities	(3,580)
Other noncurrent liabilities (note 8)	(4,736)
Deferred income tax liability	(155,865)
Total purchase price allocation	$381,942

A preliminary fair value of $389,652,000 has been allocated to intangible assets.

Based on the preliminary fair values above, an amount of $155,865,000 has been allocated to goodwill attributable to synergies expected to arise after the Company’s acquisition of OnCore. Goodwill increased from the preliminary estimate of nil to $155,865,000 due to revision in the estimate of deferred tax liability. The full amount of the goodwill has been assigned to Tekmira, which is the reporting unit management has determined the goodwill to be associated with. The goodwill is not expected to be deductible for tax purposes.

The above allocation to assets acquired and liabilities assumed are preliminary, as the Company is currently in the process of completing valuation assessments, including the calculation of fair values of separately identifiable intangible assets acquired. As the allocation is preliminary, it is subject to change and such changes could be material.

The amount of net loss of OnCore included in our consolidated statements of operations from the acquisition date, through the period ended March 31, 2015 was $1,027,000. OnCore did not earn any revenues from the acquisition date through the period ended March 31, 2015.

The following table presents the unaudited pro forma results for the three months ended March 31, 2015 and 2014. The pro forma financial information combines the results of operations of Tekmira, Protiva, Protiva USA, OnCore and Enantigen as though the businesses had been combined as of the beginning of fiscal 2014 and 2015. The pro forma financial information is presented for informational purposes only, and is not indicative of the results of operations that would have been achieved if the merger had taken place at the beginning of fiscal 2014 and 2015. The pro forma financial information presented includes acquisition costs, amortization charges for acquired tangible assets, but does not include amortization charges for acquired intangible assets as these assets have not yet been put in use.

TEKMIRA PHARMACEUTICALS CORPORATION
Notes to condensed consolidated financial statements
(Unaudited)
(Expressed in US dollars – tabular amounts in thousands except per share amount)

	Three months ended March 31,
	2015	2014
Pro forma information
Gross Revenue	$4,682	$4,430
Loss from operations	(25,071)	(10,434)
Net loss	(19,054)	(22,483)
Basic and diluted loss per share	$(0.41)	$(0.51)

4. Collaborations, contracts and licensing agreements

The following tables set forth revenue recognized under collaborations, contracts and licensing agreements, in thousands:

	Three months ended March 31
	2015	2014
Collaborations and contracts
DoD (a)	$3,045	$3,240
Monsanto (b)	248	243
BMS (d)	-	206
Dicerna (e)	227	-
Total research and development collaborations and contracts	3,520	3,689
Licensing fees, milestone and royalty payments
Monsanto licensing fees and milestone payments (b)	842	545
Acuitas milestone payments (c)	-	150
Dicerna licensing fee (e)	263	-
Spectrum royalty payments (f)	57	46
Total licensing fees, milestone and royalty payments	1,162	741
Total revenue	$4,682	$4,430

The following table sets forth deferred collaborations and contracts revenue:

	March 31, 2015	December 31, 2014

DoD (a)	$222	$313
Monsanto current portion (b)	3,888	4,245
Dicerna current portion (e)	1,123	1,221
Deferred revenue, current portion	5,233	5,779
Monsanto long-term portion (b)	6,965	8,666
Dicerna long-term portion (e)	932	1,271
Total deferred revenue	$13,130	$15,716

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

The DoD has the option of extending the contract beyond the initial funding period to support the advancement of TKM-Ebola through to the completion of clinical development and FDA approval. Based on the contract’s budget this would provide the Company with up to $140,000,000 in funding for the entire program. In October 2014, the Company and the DoD exercised an option to add $7,000,000 for the manufacture of TKM-Ebola-Guinea (the “Ebola-Guinea Amendment”), developed by the Company, targeting the Ebola-Guinea strain responsible for the current outbreak in West Africa.

Under the contract, the Company is reimbursed for costs incurred, including an allocation of overhead costs, and is paid an incentive fee. At the beginning of the fiscal year the Company estimates its labour and overhead rates for the year ahead. At the end of the year the actual labour and overhead rates are calculated and revenue is adjusted accordingly. The Company’s actual labour and overhead rates will differ from its estimated rates based on actual costs incurred and the proportion of the Company’s efforts on contracts and internal products versus indirect activities. Within minimum and maximum collars, the amount of incentive fee the Company can earn under the contract varies based on costs incurred versus budgeted costs.  During the contractual period, incentive fee revenue and total costs are impacted by management’s estimate and judgments which are continuously reviewed and adjusted as necessary using the cumulative catch-up method.  At March 31, 2015, the Company believes it can reliably estimate the final contract costs so has recognized the portion of expected incentive fee which has been earned to date.

(b) Option and Services Agreements with Monsanto Company (“Monsanto”)

On January 13, 2014, the Company and Monsanto signed an Option Agreement and a Services Agreement (together, the “Agreements”). Under the Agreements, Monsanto has an option to obtain a license to use the Company’s proprietary delivery technology and related intellectual property for use in agriculture. Over the option period, which is expected to be approximately four years, the Company will provide lipid formulations for Monsanto’s research and development activities, and Monsanto will make certain payments to the Company to maintain its option rights. The maximum potential value of the transaction, following the successful completion of milestones, is $86,200,000. From inception of the contract to March 31, 2015, the Company had received $17,500,000 in near term payments as outlined in the terms of the Agreements. The amounts received relate to research services and use of the Company’s technology over the option period, and are recognized as revenue on a straight-line basis over the option period.

Under the Agreements, the Company has established a wholly-owned subsidiary, PADCo. The Company has determined that PADCo is a variable interest entity (“VIE”); however, Monsanto is the primary beneficiary of the arrangement. PADCo was established to perform research and development activities, which have been funded by Monsanto in return for a call option to acquire the equity or all of the assets of PADCo. At any time during the option period, Monsanto may choose to exercise its option, in which case Monsanto would pay the Company an option exercise fee and would receive a worldwide, exclusive right to use the Company’s proprietary delivery technology in the field of agriculture. Monsanto may elect to terminate this option at their discretion. The Company retains all rights to therapeutics uses of all current intellectual property and intellectual property developed under the Agreements. The Company’s initial investment is not significant, and has no implied or unfunded commitments and the maximum exposure to loss is limited to the amount of investment in the entity. The Company has included its investment in PADco in Other Assets. There were no significant assets or liabilities for PADCo as at March 31, 2015. There was no equity income or loss with respect to PADCo recorded for the quarter ended March 31, 2015.

TEKMIRA PHARMACEUTICALS CORPORATION
Notes to condensed consolidated financial statements
(Unaudited)
(Expressed in US dollars – tabular amounts in thousands)

(c) License and collaboration with Alnylam Pharmaceuticals, Inc. (“Alnylam”) and Acuitas Therapeutics Inc. (“Acuitas”, formerly AlCana Technologies Inc.)

Milestone receipts and payments

In the three months ended March 31, 2014, the Company earned a $150,000 milestone from Acuitas, subsequent to Acuitas receiving a milestone payment from Alnylam with respect to Alnylam initiating a Phase III trial for ALN-TTR02.

Arbitration with Alnylam and Ascletis Pharmaceuticals (Hangzhou) Co. Ltd. (“Ascletis”)

On June 21, 2013, the Company transferred manufacturing process technology to Ascletis to enable them to produce ALN-VSP, a product candidate licensed to them by Alnylam. The Company believes that under the new licensing agreement with Alnylam, the technology transfer to Ascletis triggers a $5,000,000 milestone obligation from Alnylam to the Company. However, Alnylam has demanded a declaration that the Company has not yet met its milestone obligations. The Company disputes Alnylam’s position. To remedy this dispute, the Company and Alnylam have commenced arbitration proceedings as provided for under the agreement. The hearing date for this arbitration is currently set for the second week in May 2015. The Company has not recorded any revenue in respect of this milestone.

(d) Bristol-Myers Squibb (“BMS”) collaboration

On May 10, 2010 the Company announced the expansion of its research collaboration with BMS. Under the new agreement, BMS uses small interfering RNA (“siRNA”) molecules formulated by the Company in LNP technology to silence target genes of interest.  BMS is conducting the preclinical work to validate the function of certain genes and share the data with the Company.  The Company could use the preclinical data to develop RNAi therapeutic drugs against the therapeutic targets of interest.  The Company received $3,000,000 from BMS concurrent with the signing of the agreement and recorded the amount as deferred revenue. The Company was required to provide a pre-determined number of LNP batches over the four-year agreement.  BMS had a first right to negotiate a licensing agreement on certain RNAi products developed by the Company that evolve from BMS validated gene targets.

Revenue from the May 10, 2010 agreement with BMS was being recognized as the Company produces the related LNP batches.

The revenue earned for the three months ended March 31, 2014 was related to BMS batches shipped during the period. In August 2014, the agreement expired and both companies’ obligations under the agreement ended.

(e) License and Development and Supply Agreement with Dicerna Pharmaceuticals, Inc. (“Dicerna”)

On November 16, 2014, the Company signed a License Agreement and a Development and Supply Agreement (together, the “Agreements”) with Dicerna to develop, manufacture, and commercialize products directed to the treatment of Primary Hyperoxaluria 1 (“PH1”). In consideration for the rights granted under the Agreements, Dicerna paid the Company an upfront cash payment of $2,500,000. The Company is also entitled to receive payments from Dicerna on manufacturing and services provided, as well as further payments with the achievement of development and regulatory milestones of up to $22,000,000, in aggregate, and potential commercial royalties. Further, under the Agreements, a joint development committee has been established to provide guidance and direction on the progression of the collaboration.

The Company determined the deliverables under the Agreements included the rights granted, participation in the joint development committee, materials manufactured and other services provided, as directed under the joint development committee. The Company has determined that manufacturing services and other services provided have standalone value, as a separate statement of work is executed and invoiced for each manufacturing or service work order. The relative fair values are determined as a batch price or fee is estimated upon the execution of each work order, with actual expenditures charged at comparable market rates with embedded margins on each work order. Manufacturing work orders are invoiced at the time of execution of the work order, at the initiation of manufacture, and at the release of materials. Revenue from service work orders is recognized as the services are performed. The license and participation in the joint development committee have been determined by the Company to not have standalone value due to the uniqueness of the subject matter under the Agreements. Therefore, these deliverables are treated as one unit of accounting and recognized as revenue over the performance period, which the Company has estimated to be approximately 28 months as at March 31, 2015 (December 31, 2014 – 28 months).

The Company believes the development and regulatory milestones are substantive, due to the existence of substantive uncertainty upon the execution of the arrangement, and that the achievement of the development and regulatory events are based, in part, on the Company’s performance and the occurrence of a specific outcome resulting from performance. The Company has not received any milestone payments to date.

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

Talon was acquired by Spectrum in July 2013. The acquisition does not affect the terms of the license between Talon and the Company. On September 3, 2013, Spectrum announced that they had shipped the first commercial orders of Marqibo. For the three months ended March 31, 2015, the Company recorded $57,000 in Marqibo royalty revenue (three months ended March 31, 2014 - $46,000). For the three months ended March 31, 2015, the Company accrued 2.5% in royalties due to TPC in respect of the Marqibo royalty earned by the Company – see note 8, contingencies and commitments.

5. Accounts payable and accrued liabilities

Accounts payable and accrued liabilities is comprised of the following, in thousands:

	March 31, 2015	December 31, 2014

Trade accounts payable	$7,242	$2,044
Research and development accruals	3,417	2,391
License fee accruals	-	250
Professional fee accruals	1,746	1,294
Deferred lease inducements	335	250
Payroll accruals	28	2,873
Other accrued liabilities	1,251	226
	$14,019	$9,328

6. Financing

On March 25, 2015, the Company announced that it had completed an underwritten public offering of 7,500,000 common shares, at a price of $20.25 per share, representing gross proceeds of $151,875,000. The Company also granted the underwriters a 30-day option to purchase an additional 1,125,000 shares for an additional $22,781,000 to cover any over-allotments. The underwriters did not exercise the option. The cost of financing, including commissions and professional fees, was $9,700,000, resulting in net proceeds of $142,175,000.

7. Concentrations of credit risk

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

The carrying amount of financial assets represents the maximum credit exposure. The maximum exposure to credit risk at March 31, 2015 was the accounts receivable balance of $4,564,000 (December 31, 2014 - $1,903,000).

All accounts receivable balances were current as at March 31, 2015 and at December 31, 2014.

TEKMIRA PHARMACEUTICALS CORPORATION
Notes to condensed consolidated financial statements
(Unaudited)
(Expressed in US dollars – tabular amounts in thousands)

8. Contingencies and commitments

Product development partnership with the Canadian Government

The Company entered into a Technology Partnerships Canada ("TPC") agreement with the Canadian Federal Government on November 12, 1999.  Under this agreement, TPC agreed to fund 27% of the costs incurred by the Company, prior to March 31, 2004, in the development of certain oligonucleotide product candidates up to a maximum contribution from TPC of $7,179,000 (C$9,323,000).  As at March 31, 2015, a cumulative contribution of $2,923,000 (C$3,702,000) has been received and the Company does not expect any further funding under this agreement.  In return for the funding provided by TPC, the Company agreed to pay royalties on the share of future licensing and product revenue, if any, that is received by the Company on certain non-siRNA oligonucleotide product candidates covered by the funding under the agreement.  These royalties are payable until a certain cumulative payment amount is achieved or until a pre-specified date.  In addition, until a cumulative amount equal to the funding actually received under the agreement has been paid to TPC, the Company agreed to pay 2.5% royalties on any royalties the Company receives for Marqibo. For the three months ended March 31, 2015, the Company earned royalties on Marqibo sales in the amount of $57,000 (three months ended March 31, 2014 – $46,000) (see note 4(f)), resulting in $1,000 being recorded by the Company as royalty payable to TPC (March 31, 2014 - $1,000). The cumulative amount paid or accrued up to March 31, 2015 was $1,000, resulting in the contingent amount due to TPC being $2,916,000 (C$3,694,000).

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

Under the license agreement the Company paid Marina an upfront fee of $300,000 during the year ended December 31, 2012. A further license payment of $200,000 was paid in 2013 and the Company will make milestone payments of up to $3,250,000 and royalties on each product developed by the Company that uses Marina’s UNA technology. The payments to Marina are expensed to research, development, collaborations and contracts expense.

Effective August 9, 2013, Marina’s UNA technology was acquired by Arcturus Therapeutics, Inc. (“Arcturus”) and the UNA license agreement between the Company and Marina was assigned to Arcturus. The terms of the license are otherwise unchanged. On December 22, 2014, the Company received clearance from Health Canada to conduct a Phase I Clinical Study with TKM-HBV, which utilizes Arcturus’ UNA technology. This triggered the accrual of $250,000 as at December 31, 2014 related to the milestone payable to Arcturus upon the dosing of first subject in a Phase I clinical trial of TKM-HBV, which occurred on January 21, 2015.

Arbitration with the University of British Columbia (“UBC”)

Certain early work on lipid nanoparticle delivery systems and related inventions was undertaken at UBC.  These inventions are licensed to the Company by UBC under a license agreement, initially entered in 1998 as amended in 2001, 2006 and 2007. The Company has granted sublicenses under the UBC license to Alnylam as well as to Spectrum.  Alnylam has in turn sublicensed back to the Company under the licensed UBC patents for discovery, development and commercialization of RNAi products. In 2009, the Company entered into a supplemental agreement with UBC, Alnylam and Acuitas, in relation to a separate research collaboration to be conducted among UBC, Alnylam and Acuitas to which the Company has license rights. The settlement agreement signed in late 2012 to resolve the litigation among the Company, Alnylam, and Acuitas, provided for the effective termination of all obligations under such supplemental agreement as between and among all litigants.

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

TEKMIRA PHARMACEUTICALS CORPORATION
Notes to condensed consolidated financial statements
(Unaudited)
(Expressed in US dollars – tabular amounts in thousands)

Contingent consideration from OnCore acquisition of Enantigen and License Agreements between Enantigen and Blumberg and Drexel

In October 2014, OnCore acquired all of the outstanding shares of Enantigen pursuant to a stock purchase agreement. Through this transaction, OnCore acquired a HBV surface antigen secretion inhibitor program and a capsid assembly inhibitor program, each of which are now assets of Tekmira, following the Company’s merger with OnCore – see note 3.

Under the stock purchase agreement, OnCore agreed to pay up to a total of $21,000,000 to Enantigen’s selling stockholders upon the achievement of certain triggering events related to Enantigen’s two programs in pre-clinical development related to HBV therapies. The first triggering event is the enrollment of first patient in Phase 1b clinical trial in HBV patients, which the Company does not expect to occur in the next twelve-month period.

The regulatory milestone payments have an estimated fair value of approximately $4,736,000 and have been treated as contingent consideration payable in the preliminary purchase price allocation (note 3), based on information available including OnCore’s valuation at the date of its acquisition of Enantigen, using a probability weighted assessment of the likelihood the milestones would be met and the estimated timing of such payments, and then the potential contingent payments were discounted to their present value using a probability adjusted discount rate of 17.7% (reflecting the early stage nature of the development program, time to complete the program development, and overall biotech indices).

As part of its acquisition of OnCore on March 4, 2015 as described in note 3, the other non-current liabilities assumed by the Company included the contingent consideration of $4,736,000 related to OnCore’s acquisition of Enantigen. The Company is currently undertaking valuation assessments of assets acquired and liabilities assumed from OnCore, which includes a valuation assessment of the contingent consideration.

Drexel and Blumberg

In February 2014, OnCore entered into a license agreement with Blumberg and Drexel that granted an exclusive, worldwide, sub-licensable license to three different compound series: cccDNA inhibitors, capsid assembly inhibitors and HCC inhibitors.

In partial consideration for this license, OnCore paid a license initiation fee of $150,000 and issued warrants to Blumberg and Drexel. Under this license agreement, OnCore also agreed to pay up to $3,500,000 in development and regulatory milestones per licensed compound series, up to $92,500,000 in sales performance milestones per licensed product, and royalties in the mid-single digits based upon the proportionate net sales of licensed products in any commercialized combination. The Company is obligated to pay Blumberg and Drexel a double digit percentage of all amounts received from the sub-licensees, subject to customary exclusions.

In November 2014, OnCore entered into an additional license agreement with Blumberg and Drexel pursuant to which it received an exclusive, worldwide, sub-licensable license under specified patents and know-how controlled by Blumberg and Drexel covering epigenetic modifiers of cccDNA and STING agonists. In consideration for these exclusive licenses, OnCore made an upfront payment of $50,000. Under this agreement, the Company will be required to pay up to $1,000,000 for each licensed product upon the achievement of a specified regulatory milestone and a low single digit royalty, based upon the proportionate net sales of compounds covered by this intellectual property in any commercialized combination. The Company is also obligated to pay Blumberg and Drexel a double digit percentage of all amounts received from its sub-licensees, subject to exclusions.

Research Collaboration and Funding Agreement with Blumberg

In October 2014, OnCore entered into a research collaboration and funding agreement with Blumberg under which the Company will provide $1,000,000 per year of research funding for three years, renewable at our option for an additional three years, for Blumberg to conduct research projects in HBV and liver cancer pursuant to a research plan to be agreed upon by the parties. Blumberg has exclusivity obligations to Tekmira with respect to HBV research funded under the agreement. In addition, we have the right to match any third party offer to fund HBV research that falls outside the scope of the research being funded under the agreement. Blumberg has granted us the right to obtain an exclusive, royalty bearing, worldwide license to any intellectual property generated by any funded research project. If the Company elects to exercise our right to obtain such a license, the Company will have a specified period of time to negotiate and enter into a mutually agreeable license agreement with Blumberg. This license agreement will include the following pre negotiated upfront, milestone and royalty payments: an upfront payment in the amount of $100,000; up to $8,100,000 upon the achievement of specified development and regulatory milestones; up to $92,500,000 upon the achievement of specified commercialization milestones; and royalties at a low single to mid-single digit rates based upon the proportionate net sales of licensed products from any commercialized combination.

TEKMIRA PHARMACEUTICALS CORPORATION
Notes to condensed consolidated financial statements
(Unaudited)
(Expressed in US dollars – tabular amounts in thousands)

NeuroVive Pharmaceutical AB (“NeuroVive”)

In September 2014, OnCore entered into a license agreement with NeuroVive that granted us an exclusive, worldwide, sub-licensable license to develop, manufacture and commercialize, for the treatment of HBV, oral dosage form sanglifehrin based cyclophilin inhibitors (including OCB-030). Under this license agreement, the Company has been granted a non-exclusive, royalty free right and license and right of reference to NeuroVive’s relevant regulatory approvals and filings for the sole purpose of developing, manufacturing and commercializing licensed products for the treatment of HBV. Under this license agreement, we have (1) an option to expand our exclusive license to include treatment of viral diseases other than HBV and (2) an option, exercisable upon specified conditions, to expand our exclusive license to include development, manufacture and commercialization of non-oral variations of licensed products for treatment of viral diseases other than HBV. NeuroVive retains all rights with respect to development, manufacture and commercialization of licensed products and non-oral variations of licensed products for all indications (other than HBV) for which we have not exercised our option.

In partial consideration for this license, OnCore paid NeuroVive a license fee of $1,000,000. The Company is also obligated to pay up to $47,000,000 in clinical development and regulatory milestones per indication and up to $102,500,000 in sales performance milestones per licensed product and indication. If we are acquired by a third party in a transaction that meets certain criteria, then we or our acquiror will be obligated to pay all remaining development, regulatory and sales milestone payments, regardless of whether the applicable milestone events have been achieved, for each licensed product that entered clinical development before such acquisition. We agreed to pay NeuroVive tiered royalties in the mid-single to low-double digit range based upon the proportionate gross sales of patented licensed products from any commercialized combination. If the Company terminates this license agreement in its entirety for convenience prior to the first commercial sale of any licensed product, we will be obligated to pay NeuroVive a termination fee of $2,000,000.

Cytos Biotechnology Ltd (“Cytos”)

On December 30, 2014, OnCore entered into an exclusive, worldwide, sub-licensable (subject to certain restrictions with respect to licensed viral infections other than hepatitis) license to six different series of compounds. The licensed compounds are Qbeta-derived virus-like particles that encapsulate TLR9, TLR7 or RIG-I agonists and may or may not be conjugated with antigens from the hepatitis virus or other licensed viruses.  The Company has an option to expand this license to include additional viral infections other than influenza and Cytos will retain all rights for influenza, all non-viral infections, and all viral infections (other than hepatitis) for which we have not exercised an option.

In partial consideration for this license, upon closing of the Cytos Agreement, the Comapny will be obligated to pay Cytos up to a total of $67,000,000 for each of the six licensed compound series upon the achievement of specified development and regulatory milestones; for hepatitis and each additional licensed viral infection, up to a total of $110,000,000 upon the achievement of specified sales performance milestones; and tiered royalty payments in the high-single to low-double digits, based upon the proportionate net sales of licensed products in any commercialized combination.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis by our management of our financial position and results of operations in conjunction with our audited consolidated financial statements and related notes thereto included as part of our Annual Report on Form 10-K for the year ended December 31, 2014 and our unaudited condensed consolidated financial statements for the three month period ended March 31, 2015. Our consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles and are presented in U.S. dollars.

FORWARD-LOOKING STATEMENTS

The information in this report contains forward-looking information and forward-looking statements (collectively, forward-looking statements) within the meaning of applicable securities laws. Forward-looking statements in this report include statements about Tekmira’s strategy, future operations, clinical trials, prospects and the plans of management; RNAi (ribonucleic acid interference) and Hepatitis B virus product development programs; the effects of Tekmira’s products on the treatment of chronic Hepatitis B infection, cancer, infectious disease, alcohol use disorder, and other diseases; the potential of RNAi to generate a new class of therapies; the discovery, development and commercialization of a cure for HBV; Tekmira’s RNAi pipeline and the advancement thereof with a focus on realizing the value of these assets; a rolling Phase II clinical program for HBV, using an iterative process of combination drug candidates, leading into Phase III clinical trials and ultimately regulatory filings for marketing approval; the research benefits of the collaboration with The Baruch S. Blumberg Institute, including expansion of Tekmira’s HBV pipeline through internal development, acquisitions and in-licenses; the results of a TKM-HBV Phase I clinical trial in the second half of 2015; completion of studies and filing an IND or equivalent for OCB-030 by year end 2015; the initiation of CYT-003 preclinical studies to demonstrate proof of concept in the first half of 2015, and progression straight into patients thereafter; filing an IND with the FDA or an equivalent filing with foreign regulatory authorities and initiating Phase 1 studies with one of the capsid assembly inhibitors in 2016; filing an IND or its equivalent in another territory for a lead compound for surface antigen secretion inhibitors in 2016; identifying orally active small molecule human STING agonists that possess the desired characteristics to progress into human clinical studies; filing an IND with the FDA or its equivalent in another territory for cccDNA formation inhibitors in 2017; non-HBV clinical trial milestones, including final data from GI-NET and ACC studies in the second half of 2015; the Phase I/II clinical trial with TKM-PLK1 enrolling patients with advanced HCC; completion of the necessary clinical work to be in a position to file on the development of TKM-Ebola under the “Animal Rule”; Fast Track designation from the US FDA for the development of TKM-Ebola; the partial clinical hold on TKM-Ebola by the FDA, Tekmira’s response to the partial clinical hold and expectations of resolving the matter; the intention to resume the TKM-Ebola Phase I clinical trial in the second quarter of 2015; results of the Phase II trial with TKM-Ebola-Guinea in the second half of 2015;continued  generation of preclinical data for non-HBV preclinical candidates; potential partnering or external funding opportunities to maximize the value of TKM-ALDH; new product development and partnering opportunities in LNP technology; the expected efficacy of Tekmira’s various HBV therapies; Tekmira’s continued commitment to its non-HBV assets, both clinical and preclinical, and realization of value for these non-HBV assets; the expected efficacy of Tekmira’s various non-HBV products; the continuation of LNP technology as an important cornerstone of Tekmira’s business development activities, and the expected yield from the latest generation of the platform; the quantum and triggering of payments to our partners, including payments to Dicerna, Cytos, Blumberg, Drexel, Enantigen’s selling stockholders and NeuroVive; future changes in the fair value of our warrant liability; the expected return from strategic alliances, licensing agreements, and research collaborations, such as the potential value of a transaction with the DoD, Monsanto Company and  a grant from the U.S. National Institutes of Health; Tekmira’s intent to retain earnings, if any, to finance the growth and development of their business and not to pay dividends or to make any other distributions in the near future; arbitration proceedings with Alnylam Pharmaceuticals, Inc. in connection with ALN-VSP; arbitration proceedings with the University of British Columbia in connection with alleged unpaid royalties; anticipated royalty receipts; statements with respect to revenue and expense fluctuation and guidance; and the quantum and timing of potential funding.

With respect to the forward-looking statements contained in this report, Tekmira has made numerous assumptions regarding, among other things: LNP’s status as a leading RNAi delivery technology; Tekmira’s research and development capabilities and resources; the effectiveness of Tekmira’s products as a treatment for chronic Hepatitis B infection, cancer, infectious disease, alcohol use disorder, or other diseases; the timing and quantum of payments to be received under contracts with Tekmira’s partners including Alnylam, Spectrum, Monsanto and the DoD; assumptions related to Tekmira’s share price volatility, expected lives of warrants and warrant issuances and/or exercises; and Tekmira's financial position and its ability to execute its business strategy. While Tekmira considers these assumptions to be reasonable, these assumptions are inherently subject to significant business, economic, competitive, market and social uncertainties and contingencies.

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

OVERVIEW

Tekmira Pharmaceuticals Corporation (“Tekmira”, “we”, “us”, and “our”) is a publicly traded industry-leading therapeutic solutions company focused on discovering, developing and commercializing a cure for patients suffering from chronic hepatitis B (HBV) infection, a disease of the liver caused by hepatitis B. We have five wholly owned subsidiaries, Protiva Biotherapeutics Inc. (“Protiva”), Protiva Agricultural Development Company Inc. (“PADCO”), Protiva Biotherapeutics (USA) Inc. (“Protiva USA”), OnCore Biopharma, Inc. (“OnCore”) and Enantigen Therapeutics, Inc. (“Enantigen”).  Unless stated otherwise or the context otherwise requires, references herein to “Tekmira”, “we”, “us” and “our”  refer to Tekmira Pharmaceuticals Corporation, and, unless the context requires otherwise, one or more subsidiaries through which we conduct business.

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

Together with our subsidiaries, we have an industry leading pipeline focused on finding a cure for chronic HBV infection. This HBV pipeline consists of nine drugs and drug candidates, with eight unique mechanisms of action. Our unique strategy is to target the three pillars we believe are necessary to deliver an HBV cure, including: (i)  suppressing HBV viral replication, (ii) restoring host response by suppressing HBV surface antigen (HBsAg) or activating/stimulating the host immune system directed at HBV, and (iii) eliminating covalently closed circular DNA (cccDNA), the reservoir of viral genomic material.

We believe, our chances for success in HBV are increased, and risk is mitigated, by having a portfolio of assets targeting these three strategies. More importantly, we believe combination therapies are the key to HBV treatment and a potential cure, and clinical development can be accelerated when multiple components of a combination therapy regimen are controlled by the same company. This is why, together with our subsidiaries, we have retained exclusive worldwide development and commercialization rights to all of our drug candidates and programs in HBV.

Tekmira is also recognized as a world leader in RNA interference (RNAi) delivery technology. We have focused on advancing novel RNAi-based therapeutics. RNA interference is considered one of the most important discoveries in the field of biomedical science in the last decade. RNAi has the potential to generate a new class of therapies that take advantage of the body’s own natural processes to silence genes and, by extension, treat serious human diseases that often rely on the production of certain proteins at the genetic level. With this ability to eliminate disease-causing proteins from cells, RNAi therapies represent opportunities for therapeutic intervention that have not been achievable with conventional therapeutics.

In addition to our HBV pipeline, we also have an RNAi product pipeline which is focused on anti-virals, oncology and metabolic product platforms, in areas where there is a significant medical need and commercial opportunity. Our intention is to advance our RNAi product pipeline either ourselves or with partners, with a focus on realizing the value of these assets.

Our proprietary LNP Delivery Platform allows for the successful delivery and enablement of RNAi drugs. By encapsulating the RNAi trigger molecules in lipid nanoparticles (LNP) our LNP technology enables efficient delivery and uptake into target cells. Our LNP technology represents the most widely adopted delivery method in RNAi. To date, it has enabled nine clinical trials and has been administered to more than 250 patients. Recent results demonstrate that multi-dosing with LNP technology has been well-tolerated with treatments out to over one year.

Because LNP can enable a wide variety of nucleic acid triggers, including mRNA, we continue to see new product development and partnering opportunities based on what we believe is our industry-leading delivery expertise. We remain committed to continuing to support the work of our product development partners and intellectual property licensees with the goal of realizing the short-term and long term financial potential of these partnerships.

 Voluntary Delisting from the Toronto Stock Exchange (TSX)

Our common shares were voluntarily delisted from the Toronto Stock Exchange ("TSX") as of the close of business on Tuesday, March 3, 2015. Prior to the voluntary delisting, our common shares traded on the TSX under the symbol “TKM”.

Public Offering of Common Shares

On March 25, 2015, we completed an underwritten public offering of 7.5 million common shares at a price of US$20.25 per share for aggregate gross proceeds of US$151.9 million before deducting underwriting discounts and commissions and other offering expenses. We also granted the underwriters a 30-day option to purchase up to an additional 1.125 million common shares, which, if exercised, would have resulted in additional gross proceeds of US$22.8 million. The 30-day option was not exercised and is no longer available.

Our Product Candidates

We have, what we believe, is an industry-leading pipeline focused on curing HBV. Our belief is that to achieve an HBV cure, a combination of products that affect the main drivers of HBV need to be utilized. Specifically, this means that to be successful, we believe we need to have products that address HBV persistence — in antiviral replication, immune reactivation and the presence of cccDNA.

Once multiple compounds within the portfolio with sufficient anti-HBV activity have been identified, we intend, subject to discussions with regulatory authorities, to conduct a rolling Phase II clinical program. These studies will likely evaluate combinations of two or more drug candidates in small cohorts of patients with chronic HBV infection to identify active combinations and those that do not have sufficient antiviral activity. We also plan to evaluate different treatment durations to determine the optimal duration for a finite duration therapy. We expect to use these results to design additional treatment regimens for the next cohorts. We plan to continue this iterative process until we select combination therapy regimens and treatment durations to conduct Phase III clinical trials intended to ultimately support regulatory filings for marketing approval.

We intend to continue to expand our HBV pipeline through internal development, acquisitions and in-licenses. We believe that a major engine for internal innovation is our collaboration with The Baruch S. Blumberg Institute (“Blumberg”), one of the leading non-profit research institutes in the world focused on HBV. We believe that this collaboration will provide us with access to cutting-edge research in new target identification, assay development, mechanism of action studies and lead generation efforts focused on hepatitis B virus. This relationship also provides us with access to research that we believe is equal to, or surpasses that of other biotechnology or pharmaceutical companies, and can add value to our current and future R&D efforts in HBV.

We also have an RNAi product pipeline, which is focused on antivirals, oncology and metabolic product platforms where there is a significant medical need and commercial opportunity. Our intention is to advance our RNAi product pipeline either ourselves or with partners, with a focus on maximizing the value of these assets.

HBV Product Pipeline

TKM-HBV

Hepatitis B virus (HBV) causes the most common serious liver infection in the world. The World Health Organization (WHO) estimates that 350 million people worldwide are chronically infected with the virus, and other estimates suggest this could include up to 1.4 million people in the United States. Individuals chronically infected with HBV are at an increased risk of developing significant liver disease, including cirrhosis, or permanent scarring of the liver, as well as liver failure and hepatocellular carcinoma (HCC) or liver cancer. According to the Hepatitis B Foundation, HBV is the cause of up to 80% of liver cancers. Individuals with liver cancer typically have a five-year survival rate of about 15%. The WHO estimates that more than 780,000 people die every year due to the consequences of hepatitis B infection.

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

TKM-HBV is being developed as a multi-component RNAi therapeutic that simultaneously targets three sites on the HBV genome. Targeting three distinct and highly conserved sites on the HBV genome is intended to facilitate potent knockdown of all viral messenger RNA (mRNA) transcripts and viral antigens across a broad range of HBV genotypes and reduce the risk of developing antiviral resistance. The goal is for TKM-HBV to be administered without prophylactic steroid treatment.

We presented results from our preclinical studies at the 10th Annual Meeting of the Oligonucleotide Therapeutics Society Meeting held in San Diego, California, on October 15, 2014. Among the results reported was the potent and rapid reduction in HBsAg demonstrated by TKM-HBV in several well-validated models. In these models, TKM-HBV treatment resulted in reductions in both intrahepatic and serum HBsAg, as well as reductions in HBV DNA, covalently closed circular DNA (cccDNA), Hepatitis B e antigen (HBeAg) and HBcAg (Hepatitis B c antigen). A rapid 1 log reduction in serum HBsAg was achieved with a single 1 mg/kg dose of TKM-HBV in the humanized mouse model, which closely mimics chronic human hepatitis B infection. 1-2 log viral reductions from similar single-dose LNP treatments in two other true-infection animal models were also demonstrated.

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

Cyclophilin Inhibitor — OCB-030

Cyclophilins are proteins that have been shown to play a role in several biological processes, including viral infection. By inhibiting cyclophilin, we believe the ability of HBV to replicate can be impaired and the host immune response toward HBV may be enhanced. We have licensed from NeuroVive Pharmaceutical AB, or (“NeuroVive”), the exclusive rights to develop and commercialize cyclophilin inhibitor drug candidates, including OCB-030, for the treatment of hepatitis B. We are engaged in studies which we expect to be completed in order to file an IND, or an equivalent filing with foreign regulatory authorities, by year end 2015.

TLR9 Agonist (CYT-003)

Pharmaceutical activation of toll-like receptors (TLRs) is a novel and attractive approach for the treatment of chronic HBV because agonism of these receptors triggers innate immune responses and also stimulates adaptive immunity.  It is hoped that immune stimulation by TLR agonists can overcome the multiple immunologic blocks that allows chronic HBV infection, including direct activation of the host’s innate antiviral response, to overcome the functional weakness in HBV-specific immune cell responses.

Licensed from Cytos Biotechnology Ltd., (“Cytos”), CYT003 is a biological carrier which is filled with the immunostimulatory oligonucleotide called G10. G10 a toll-like receptor-9 (TLR-9) agonist. CYT-003 has been shown to directly activate B cells and stimulates human (plasmacytoid dendritic cells) pDC to secrete Interferon alpha. CYT-003 also activates other antigen presenting cells indirectly and promotes the development of TH1 type cytokine response. This is thought to be potentially beneficial in promoting anti-HBV T cell immunity. CYT-003 has previously been utilised in human trials in other indications and therefore could move quickly into the clinic in HBV infected patients. We anticipate initiating preclinical studies to demonstrate proof of concept first half of 2015. If the preclinical studies show utility in HBV, we could likely progress straight into patients given the existing safety database and the open INDs.

Capsid Assembly Inhibitors

We are developing two capsid assembly inhibitors as oral therapeutics for the treatment of chronic HBV infection. By inhibiting assembly of the viral capsid, the ability of hepatitis B virus to replicate is impaired, which subsequently reduces the amount of new virus produced, and which may have an effect on cccDNA. We acquired exclusive, worldwide rights to these drug candidates through an in-license from Blumberg and Drexel University, or (“Drexel”), and through OnCore’s recent acquisition of Enantigen Therapeutics, Inc., or (“Enantigen”). We expect to file an IND with the FDA, or an equivalent filing with foreign regulatory authorities, and initiate Phase 1 studies with one of these compounds in 2016.

Surface Antigen Secretion Inhibitors

We are developing multiple small molecule orally bioavailable HBV surface antigen secretion inhibitors. By inhibiting the secretion of HBV surface antigen from infected cells, we expect that the immune response of patients treated with this therapy can re-engage and thereby mount a more robust response to a hepatitis B virus infection. We acquired these drug candidates from Enantigen. We expect to file an IND, or its equivalent in another territory, for a lead compound in 2016.

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

cccDNA Formation Inhibitors

We are developing multiple series of cccDNA formation inhibitors. The inhibition of cccDNA formation would reduce the amount of cccDNA in the infected liver cell and could ultimately eliminate the reservoir of HBV genomic material required for continued viral replication. We acquired the exclusive, worldwide rights to this program through an in-license from Blumberg. This program is currently in early optimization and we anticipate filing an IND with the FDA, or its equivalent in another territory, in 2017.

cccDNA Epigenetic Modifiers

In addition to cccDNA formation inhibitors, we are developing cccDNA epigenetic modifiers. By controlling cccDNA transcription, we anticipate that we may be able to inhibit the formation of new virus and sub viral particles from cccDNA. This development program, which is currently in the discovery research stage, is based on proof of concept data generated by Blumberg using known inhibitors of enzymes involved in DNA information processing.

Non-HBV Assets Clinical Programs TKM-PLK1, TKM-Ebola, TKM-Ebola-Guinea (LNP Enabled)

We believe there is significant value in our non-HBV assets and we remain committed to maximizing this value. We intend to continue our clinical programs to the appropriate stage to support this objective. We also remain interested in advancing our ongoing metabolic and rare disease preclinical programs to maximize their value, and in continuing to leverage our knowledge and expertise in LNP technology, where applicable.

TKM-PLK1

Our oncology product platform, TKM-PLK1, targets polo-like kinase 1 (PLK1), a protein involved in tumor cell proliferation and a validated oncology target. Inhibition of PLK1 expression prevents the tumor cell from completing cell division, resulting in cell cycle arrest and death of the cancer cell. Evidence that patients with elevated levels of PLK1 in their tumors exhibit poorer prognosis and survival rates has been documented in the medical literature. TKM-PLK1 is being evaluated in the following oncology indications where there are limited or ineffective therapies available: Gastrointestinal Neuroendocrine Tumors (GI-NET), Adrenocortical Carcinoma (ACC) and Hepatocellular Carcinoma (HCC).

GI-NET and ACC

GI-NET is the gastrointestinal subset of neuroendocrine tumors. According to a paper by Yao et al., (2008), a historical analysis of the US National Cancer Institute, SEER database reveals the incidence of neuroendocrine tumors has increased faster in the last few decades than any other neoplasm, with a growth rate of greater than 3% expected to continue in the near term. The prevalence of GI-NET in the US is estimated to be approximately 55,000 individuals. Prognosis for advanced or metastatic GI-NET, the target population for TKM-PLK1, is poor with 25-54% of patients surviving less than one year.

ACC is an ultra-rare form of cancer that develops in the adrenal gland. Data from the US National Cancer Institute indicates there are approximately 500 patients in the US with ACC. Survival prognosis for patients with ACC is poor. A large percentage of patients are not good surgical candidates and there is a lack of effective systemic therapies.

We presented updated Phase I TKM-PLK1 data at the 6th Annual NET Conference hosted by the North American Neuroendocrine Tumor Society (NA-NETS) in Charleston, South Carolina on October 4, 2013. This data set included a total of 36 patients in a population of advanced cancer patients with solid tumors. Doses ranged from 0.15 mg/kg to 0.90 mg/kg during the dose escalation portion of the trial, with the maximum tolerated dose (MTD) of 0.75 mg/kg. Serious adverse events (SAEs) were experienced by four subjects in this heavily pre-treated, advanced cancer patient population, with three of four subjects continuing on study. Forty percent (6 out of 15) of patients evaluable for response, treated at a dose equal to or greater than 0.6 mg/kg, showed clinical benefit. Three out of the four ACC patients (75%) treated with TKM-PLK1 achieved stable disease, including one patient who saw a 19.3% reduction in target tumor size after two cycles of treatment. This subject is still in the study receiving TKM-PLK1. Of the two GI-NET patients enrolled, both experienced clinical benefit: one patient had a partial response based on Response Evaluation Criteria in Solid Tumors (RECIST) criteria, and the other GI-NET patient achieved stable disease and showed a greater than 50% reduction in Chromogranin-A (CgA) levels, a key biomarker used to predict clinical outcome and tumor response.

Based on encouraging results from the dose escalation portion and expansion cohort from our Phase I TKM-PLK1 clinical trial, we expanded into a Phase I/II clinical trial with TKM-PLK1, which is specifically enrolling patients within the two therapeutic indications: advanced GI-NET or ACC. This multi-center, single arm, open label study is designed to measure efficacy using RECIST criteria for GI-NET patients and ACC patients as well as evaluate the safety, tolerability and pharmacokinetics of TKM-PLK1. TKM-PLK1 is administered weekly with each four-week cycle consisting of three once-weekly doses followed by a rest week. In the fall of 2014, we achieved our enrollment target of patients with advanced GI-NET or ACC tumors. These patients will continue treatment and be followed to determine if TKM-PLK1 produces a meaningful clinical benefit.

We provided an update on this Phase I/II clinical study in December 2014. To date, 55 patients, in both the Phase I and Phase I/II studies have been treated at doses of ≥ 0.6 mg/kg, which is considered to be in the efficacious dose range based on preclinical studies. Of these, 31 patients comprise the target population of GI-NET or ACC patients. Currently, five patients (GI-NET and ACC) remain actively on treatment and data collection is ongoing.

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

In May 2014, we initiated another Phase I/II clinical trial with TKM-PLK1, enrolling patients with advanced HCC. Patient dosing has commenced and we have completed the first treatment in cohorts one and two with HCC. This Phase I/II clinical trial is a multi-center, single arm, open label dose escalation study designed to evaluate the safety, tolerability and pharmacokinetics of TKM-PLK1 as well as determine the maximum tolerated dose in patients with advanced HCC. It will also include a preliminary assessment of the anti-tumor activity of TKM-PLK1 in this patient population. It is expected that approximately 38 patients with advanced HCC tumors will be enrolled in this Phase I/II clinical trial.

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

In July 2014, we received notice from the FDA placing the IND for TKM-Ebola on clinical hold until additional information is supplied, and the multiple ascending dose portion of the trial protocol is modified to ensure the safety of healthy volunteers. The clinical hold was subsequently modified to a partial clinical hold to permit the administration of TKM-Ebola to patients with a suspected or confirmed Ebola virus infection. Under the FDA’s expanded access program, several patients with a confirmed or suspected Ebola virus infection were treated with TKM-Ebola. Data is being collected and will be provided to the FDA under our IND. Health Canada also established a similar framework for the potential use of TKM-Ebola in the same group of patients.

In December 2014, the US Congress amended the Rare and Tropical Disease list to include Ebola as a candidate for a potential Accelerated Review Voucher.

In April 2015, the FDA notified us that the partial clinical hold had been modified to permit repeat dosing of healthy volunteers at a dose of 0.24 mg/kg/day. However, the IND remains on partial clinical hold with regard to doses above 0.24 mg/kg/day in healthy volunteers.

We intend to resume the TKM-Ebola Phase I clinical trial in Q2. The study is a randomized, single-blind, placebo-controlled study involving repeat dosing of a single cohort of healthy volunteers. Each subject will receive daily doses of 0.24mg/kg of TKM-Ebola or placebo for up to seven days. TKM-Ebola will be administered without steroid pre-medication. Results from the study are expected in the second half of 2015

TKM-Ebola-Guinea, an Anti-Ebola RNAi Therapeutic Targeting Ebola-Guinea Strain of Ebola Virus

In September 2014, we joined an international consortium led by the International Severe Acute Respiratory and Emerging Infection Consortium (ISARIC) at the University of Oxford, UK, to potentially provide an RNAi based investigational therapeutic for expedited clinical studies in West Africa.

In October 2014, the genomic sequence of the virus responsible for the recent outbreak in West Africa was determined from several viral isolates and the strain was called Ebola-Guinea. The results of this work were published in the New England Journal of Medicine (Baize S., et al. Emergence of Zaire Ebola Virus Disease in Guinea; New England Journal of Medicine, October 9, 2014, vol. 371 No. 15). In November 2014, the nomenclature for the strain was further refined and is now known as Ebola-Makona. (Kuhn, JH., et al. Nomenclature- and Database-Compatible Names for the Two Ebola Virus Variants that Emerged in Guinea and the Democratic Republic of the Congo in 2014; Viruses, Nov 24, 2014, 6, 4760-4799).  We rapidly developed a modified RNAi therapeutic to target the strain responsible for the epidemic in West Africa. The new product, TKM-Ebola-Guinea, is designed to exactly match the genomic sequence of the Makona strain with two RNAi molecule triggers.

In December 2014, we entered into a Manufacturing and Clinical Trial Agreement with the University of Oxford to provide the new TKM-Ebola-Guinea therapeutic product for clinical studies in West Africa. GMP manufacture of TKM-Ebola-Guinea has been completed and up to 100 treatment courses are available.  In March 2015, a Phase II single arm trial called RAPIDE (Rapid Assessment of Potential Interventions & Drugs for Ebola), was initiated in Sierra Leone, with TKM-Ebola-Guinea.  The study is open-label with a concurrent observational study in Ebola, and results are expected in the second half of 2015. ISARIC is leading the study with funding from the Wellcome Trust.

The U.S. Department of Defense JPM-MCS-BDTX has also exercised an option, valued at $7.0 million, in our current contract to manufacture TKM-Ebola-Guinea. We have been awarded the option for scale-up and GMP manufacture of the product for approximately 500 treatment courses.

In April 2015, we, along with our collaborators at the University of Texas Medical Branch (UTMB) at Galveston, USA, published positive Ebola treatment data in the journal Nature (Thi EP., et al. Lipid Nanoparticle siRNA Treatment of Ebola-Virus-Makona-Infected Nonhuman Primates; Nature, April 22, 2015). Data demonstrated 100% survival of nonhuman primates previously infected with the West African Makona strain of Ebola virus even when treatment did not begin until three days after viral exposure a time point at which animals were five to six days away from death. These efficacy results are comparable to those obtained with TKM-Ebola, which also demonstrated up to 100% protection from an otherwise lethal dose of the virus.

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

TKM-Marburg

Like Ebola, Marburg is a member of the filovirus family of hemorrhagic fever viruses. Natural outbreaks with the Marburg-Angola strain have resulted in mortality in approximately 90% of infected individuals. Currently, there are no approved therapeutics for the treatment of Marburg infection.

In 2010, along with UTMB, we were awarded a National Institutes of Health (NIH) grant to support research to develop RNAi therapeutics to treat Ebola and Marburg hemorrhagic fever viral infections. In November 2013, we announced data showing 100% survival in non-human primates infected with the Angola strain of the Marburg virus in two separate studies. These results build upon a study published earlier in the Journal of Infectious Disease showing 100% protection in guinea pig models of infection with Angola, Ci67 and Ravn strains of the Marburg virus using a broad spectrum RNAi therapeutic enabled by Tekmira’s LNP.

In February 2014, along with UTMB, and other collaborators, we were awarded additional funding from the NIH in support of this research. Data was published demonstrating complete protection of non-human primates against lethal Marburg-Angola strain, (Science Translational Medicine. Thi EP., et al. Marburg Virus Infection in Nonhuman Primates: Therapeutic Treatment by Lipid-Encapsulated siRNA. 2014 Aug 20; 6 (250))

TKM-HTG

The most advanced program in our metabolic product platform is TKM-HTG targeted towards the rapid and sustained reductions of triglycerides to address the limitations of existing Hypertriglyceridemia (HTG) treatments. Hypertriglyceridemia is a type of dyslipidemia where there are high blood levels of triglycerides. Patients with severe HTG, (classified as triglyceride levels greater than 1000 mg/dL) are at risk of acute pancreatitis as well as the risk of cardiovascular disease. Approximately one million adults in the US and 18 million worldwide suffer from severe HTG. (National Health and Nutrition Examination Survey, Centre for Disease Control, NHANES 2003-2004 data). High triglyceride levels are medically linked to an increased risk of cardiovascular disease, fatty liver disease, insulin resistance and pancreatitis.

Currently in preclinical studies, TKM-HTG is a dual component RNAi investigational therapeutic that simultaneously targets two important genes - Apolipoprotein C3 (ApoC3) and Angiopoietin like protein 3 (ANGPTL3) – which are expressed in the liver and are known to play a significant and complementary role in triglyceride metabolism. The most important findings obtained in our pre-clinical studies are the super-additive effects on plasma triglycerides by silencing ApoC3 and ANGPTL3 genes in a well validated model of HTG. We presented this and related data at the Keystone Symposia Conference: Liver Metabolism and Nonalcoholic Fatty Liver Diseases, in Whistler, Canada, March 22-27, 2015.

In our preclinical studies, we employed two well validated models of HTG including a human ApoC3 transgenic (Tg) mouse model and a high-fat containing diet fed mouse model. In the human ApoC3-Tg mouse model, silencing of ApoC3 gene was accomplished, which resulted in rapid, potent and sustained plasma triglyceride (TG) lowering, with the lowest effective dose at 0.03 mg/kg. Duration of gene silencing and TG lowering effects from a single administration of the ApoC3 RNAi trigger lasted for more than two weeks. In addition, beneficial cholesterol profile changes and significant glucose lowering effects were also observed. In the high-fat containing diet fed mouse model, silencing of both the ApoC3 and ANGPTL3 genes, resulted in super-additive plasma triglycerides lowering effects. Doses of 0.125 mg/kg + 0.125 mg/kg in combination were superior to either 0.25 mg/kg or 0.5 mg/kg for the individual RNAi-triggers.

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

Ongoing Advancements in LNP Technology

We plan to continue to develop our proprietary LNP delivery technology and receive clinical validation from LNP-based products currently in clinical trials. The most advanced LNP-enabled therapeutic, which is being developed by Alnylam Pharmaceuticals, Inc., has entered a Phase III clinical trial. Our LNP technology remains an important element of our business development activities moving forward. We recently announced the latest (fourth) generation of the platform which comprises a rational re-design of the lipid architecture, as well as formulation and process advances. These attributes can be utilized in programs entering the clinic and are expected to yield significant increases in potency and therapeutic index.

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

Technology, Product Development and Licensing Agreements

In the field of RNAi therapeutics, we have licensed our LNP delivery technology to Alnylam, and to Merck & Co., Inc. (which has since been acquired by Alnylam). Alnylam has provided royalty bearing access of our LNP delivery technology to some of its partners. We have a licensing and collaboration agreement with Dicerna Pharmaceuticals, Inc.  In addition, we have ongoing research relationships with Monsanto, the US NIH the US DoD - JPM-MCS-BDTX and other undisclosed pharmaceutical and biotechnology companies. Outside the field of RNAi, we have a legacy licensing agreement with Spectrum Pharmaceuticals, Inc.

We have rights under the RNAi intellectual property of Alnylam to develop 13 RNAi therapeutic products. In addition, we have a broad non-exclusive license to use Unlocked Nucleobase Analogs (UNAs) from Arcturus Therapeutics, Inc., for the development of RNAi therapeutic products directed to any target in any therapeutic indication.

Strategic Alliances

Alnylam Pharmaceuticals, Inc. (“Alnylam”)

Alnylam has a license to use our Intellectual Property (IP) to develop and commercialize products and may only grant access to our LNP technology to its partners if it is part of a product sublicense. Alnylam’s license rights are limited to patents that we have filed, or that claim priority to a patent that was filed, before April 15, 2010. Alnylam does not have rights to our patents filed after April 15, 2010 unless they claim priority to a patent filed before that date. Alnylam will pay low single digit royalties as Alnylam’s LNP-enabled products are commercialized. Alnylam currently has three LNP-based products in clinical development: ALN-TTR02 (patisiran), ALN-VSP, and ALN-PCS02.

In November 2013, Alnylam presented positive results from its Phase II clinical trial with patisiran (ALN-TTR02), an RNAi therapeutic targeting transthyretin (TTR) for the treatment of TTR-mediated amyloidosis (ATTR), which is enabled by our LNP technology. Alnylam also announced the initiation of the APOLLO Phase III trial of patisiran, with the study now open for enrollment to evaluate efficacy and safety of patisiran in ATTR patients with Familial Amyloidotic Polyneuropathy (FAP).

In December 2013, we received a $5 million milestone from Alnylam, triggered by the initiation of the APOLLO Phase III trial of patisiran. We have entered an arbitration proceeding with Alnylam, as provided for under our licensing agreement, to resolve a matter related to a disputed $5 million milestone payment to us by Alnylam for its ALN-VSP product. We have not recorded any revenue in respect of this milestone.

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

In October 2014, Alnylam reported positive clinical data for the ongoing patisiran Phase II Open Label Extension (OLE) study in patients with FAP, which is also enabled by our LNP technology. The results demonstrated sustained knockdown of serum TTR of up to 90% and a favorable tolerability profile out to one year of treatment.

In April 2015, Alnylam announced positive data from the ongoing open-label study with patisiran which demonstrated continued evidence for possible halting of neuropathy progression after the first 12 months of treatment. In addition, patisiran treatment showed robust mean knockdown of serum TTR of up to 88%.  Alnylam's ongoing OLE study is an open-label, multi-center trial designed to evaluate the long-term safety and tolerability of patisiran administration in FAP patients that were previously enrolled in a Phase 2 study.

The patisiran program represents the most clinically advanced application of our LNP delivery technology. Furthermore, Alnylam’s results demonstrate that multi-dosing with our LNP has been well-tolerated with treatments out to 17 months.

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

Acuitas Therapeutics Inc. (“Acuitas”)

Consistent with the terms of the settlement agreement signed in November 2012, we finalized and entered a cross-license agreement with Acuitas (formerly AlCana Technologies, Inc.) in December 2013. The terms of the cross-license agreement provide Acuitas with access to certain of our earlier IP generated prior to April 2010. At the same time, the terms provide us with certain access to Acuitas’ technology and licenses in the RNAi field, along with a percentage of each milestone and royalty payment with respect to certain products. Acuitas has agreed that it will not compete in the RNAi field for a period of five years, ending in November 2017.

Spectrum Pharmaceuticals, Inc. (“Spectrum”)

In September 2013, we announced that our licensee, Spectrum, had launched Marqibo® through its existing hematology sales force in the United States. Since then commercial sales have occurred. Tekmira is entitled to mid-single digit royalty payments based on Marqibo®’s commercial sales. Marqibo®, which is a novel sphingomyelin/cholesterol liposome-encapsulated formulation of the FDA-approved anticancer drug vincristine, was originally developed by Tekmira. We out-licensed the product to Talon Therapeutics in 2006, and in July 2013, Talon was acquired by Spectrum. Marqibo®’s approved indication is for the treatment of adult patients with Philadelphia chromosome-negative acute lymphoblastic leukemia (Ph-ALL) in second or greater relapse or whose disease has progressed following two or more lines of anti-leukemia therapy. Spectrum has ongoing trials evaluating Marqibo® in three additional indications, which are: first line use in patients with Ph-ALL, Pediatric ALL and Non-Hodgkin’s lymphoma.

Monsanto Company (“Monsanto”)

In January 2014, we signed an Option Agreement and a Service Agreement with Monsanto, and granted Monsanto an option to obtain a license to use our proprietary LNP delivery technology. The transaction supports the application of LNP technology and related IP for use in agriculture. The potential value of the transaction could reach $86.2 million following the successful completion of milestones. In January 2014, we received $14.5 million of the $17.5 million in near term payments. We received additional payments of $1.5 million each in June 2014 and October 2014 following the achievement of specific program objectives.

Marina Biotech, Inc.  (“Marina”) / Arcturus Therapeutics, Inc. (“Arcturus”)

In November 2012, we disclosed that we had obtained a worldwide, non-exclusive license to a novel RNAi trigger technology called Unlocked Nucleobase Analog (UNA) from Marina for the development of RNAi therapeutics. UNAs can be incorporated into RNAi drugs and have the potential to improve them by increasing their stability and reducing off-target effects. In August 2013, Marina assigned its UNA technology to Arcturus and the UNA license agreement was then assigned to Arcturus. The terms of the license are otherwise unchanged.

To date, we have paid Marina $0.5 million in license fees and there are milestones of up to $3.2 million plus royalties for each product that we develop using UNA technology licensed from Marina.  We announced on January 21, 2015, that we had initiated a Phase I clinical trial with TKM-HBV. As TKM-HBV utilizes UNA technology in-licensed from Arcturus, the initiation of the trial triggered a single milestone payment of $250,000 paid by us to Arcturus.

Merck & Co., Inc. ("Merck") and Alnylam license agreement

As a result of the settlement between Protiva and Merck in 2008, we acquired a non-exclusive royalty-bearing world-wide license agreement with Merck. Under the license, Merck will pay up to $17 million in milestones for each product they develop covered by our IP, except for the first product for which Merck will pay up to $15 million in milestones, and will pay royalties on product sales. Merck’s license rights are limited to patents that Protiva filed, or that claim priority to one of Protiva’s patents that was filed, before October 9, 2008. Merck does not have rights to Protiva patents filed after October 9, 2008 unless they claim priority to a patent filed before that date. On March 6, 2014, Alnylam announced that they acquired all assets and licenses from Merck, which included our license agreement.

Bristol-Myers Squibb Company (“BMS”)

In May 2010, we announced a research collaboration with BMS. Under this agreement, BMS conducted preclinical work to validate the function of certain genes and shared the data with us to potentially develop RNAi therapeutic drugs against therapeutic targets of interest. We formulated the required RNAi trigger molecules enabled by our LNP technology to silence target genes of interest.  BMS paid us $3.0 million concurrent with the signing of the agreement. We provided a predetermined number of LNP batches over the four-year agreement.  In May 2011, we announced a further expansion of the collaboration to include broader applications of our LNP technology and additional target validation work. In May 2014, the collaboration expired and all parties’ obligations ended.

U.S. National Institutes of Health (“NIH”)

On October 13, 2010 we announced that together with collaborators at UTMB, we were awarded a new NIH grant, worth $2.4 million, to support research to develop RNAi therapeutics to treat Ebola and Marburg hemorrhagic fever viral infections using our LNP delivery technology. In February 2014, we along with UTMB and other collaborators were awarded additional funding of $3.4 million over five years from the NIH in support of this research.

Halo-Bio RNAi Therapeutics, Inc. ("Halo-Bio")

In August 2011, Protiva entered into a license and collaboration agreement with Halo-Bio. Under the agreement, Halo-Bio granted to Protiva an exclusive license to its multivalent ribonucleic acid MV-RNA technology. The agreement was amended on August 8, 2012 to adjust future license fees and other contingent payments. To date, we have recorded $0.5 million in fees under the Protiva license from Halo-Bio. Protiva terminated the agreement with Halo-Bio in July 2013. There are no further payments due or contingently payable to Halo-Bio.

Dicerna Pharmaceuticals, Inc. (“Dicerna”)

In November 2014, we signed a licensing agreement and a development and supply agreement with Dicerna to license our LNP delivery technology for exclusive use in Dicerna's primary hyperoxaluria type 1 (PH1) development program. Dicerna will use our third generation LNP technology for delivery of DCR-PH1, Dicerna's product incorporating its Dicer substrate RNA (DsiRNA) molecule, for the treatment of PH1, a rare, inherited liver disorder that often results in kidney failure and for which there are no approved therapies. Under the agreements, Dicerna paid a $2.5 million upfront and will potentially make payments of $22 million in aggregate development milestones, plus a mid-single-digit royalty on future PH1 sales. This partnership also includes a supply agreement under which we will provide clinical drug supply and regulatory support for the rapid advancement of this product candidate.

Cytos Biotechnology Ltd (“Cytos”)

On December 30, 2014, OnCore, our wholly owned subsidiary, entered into an exclusive, worldwide, sub-licensable (subject to certain restrictions with respect to licensed viral infections other than hepatitis) license to six different series of compounds. The licensed compounds are Qbeta-derived virus-like particles that encapsulate TLR9, TLR7 or RIG-I agonists and may or may not be conjugated with antigens from the hepatitis virus or other licensed viruses.  We have an option to expand this license to include additional viral infections other than influenza and Cytos will retain all rights for influenza, all non-viral infections, and all viral infections (other than hepatitis) for which we have not exercised an option.

In partial consideration for this license, upon closing of the Cytos Agreement, we will be obligated to pay Cytos up to a total of $67 million for each of the six licensed compound series upon the achievement of specified development and regulatory milestones; for hepatitis and each additional licensed viral infection, up to a total of $110 million upon the achievement of specified sales performance milestones; and tiered royalty payments in the high-single to low-double digits, based upon the proportionate net sales of licensed products in any commercialized combination.

The Baruch S. Blumberg Institute (“Blumberg”) and Drexel University (“Drexel”)

In February 2014, OnCore, our wholly owned subsidiary, entered into a license agreement with Blumberg and Drexel that granted an exclusive (except as to certain know-how and subject to retained non-commercial research rights), worldwide, sub-licensable license to three different compound series: cccDNA inhibitors, capsid assembly inhibitors and HCC inhibitors.

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

In November 2014, OnCore entered into an additional license agreement with Blumberg and Drexel pursuant to which it  received an exclusive (subject to retained non-commercial research rights), worldwide, sub-licensable license under specified patents and know-how controlled by Blumberg and Drexel covering epigenetic modifiers of cccDNA and STING agonists. In consideration for these exclusive licenses, OnCore made an upfront payment of $50,000. Under this agreement, we will be required to pay up to $1.0 million for each licensed product upon the achievement of a specified regulatory milestone and a low single digit royalty, based upon the proportionate net sales of compounds covered by this intellectual property in any commercialized combination. We are also obligated to pay Blumberg and Drexel a double digit percentage of all amounts received from its sub-licensees, subject to exclusions.

License Agreements between Enantigen (“Enantigen”) and Blumberg and Drexel

In October 2014, OnCore, our wholly owned subsidiary, acquired all of the outstanding shares of Enantigen pursuant to a stock purchase agreement. Through this transaction, OnCore acquired a HBV surface antigen secretion inhibitor program and a capsid assembly inhibitor program, each of which are now assets of Tekmira, following our merger with OnCore.

Under the stock purchase agreement, we agreed to pay up to a total of $21.0 million to Enantigen’s selling stockholders upon the achievement of specified development and regulatory milestones, for the first two products that contain either a capsid compound, or a HBV surface antigen compound that is covered by a patent acquired under this agreement; or a capsid compound from an agreed upon list of compounds. The amount paid could be up to a total of $101.5 million in sales performance milestones in connection with the sale of the first commercialized product by us for the treatment of HBV, regardless of whether such product is based upon assets acquired under this agreement; and low single digit royalty on net sales of such first commercialized HBV product, up to a maximum royalty payment of $1.0 million that, if paid, would be offset against our milestone payment obligations.

Under the stock purchase agreement, we also agreed that Enantigen would fulfill its obligations as they relate to the three patent license agreements with Blumberg and Drexel. Pursuant to each patent license agreement, Enantigen is obligated to pay Blumberg and Drexel up to approximately $500,000 in development and regulatory milestones per licensed product, royalties in the low single digits, and a percentage of revenue it receives from its sub-licensees.

Research Collaboration and Funding Agreement with Blumberg

In October 2014, OnCore, our wholly owned subsidiary, entered into a research collaboration and funding agreement with Blumberg under which we will provide $1.0 million per year of research funding for three years, renewable at our option for an additional three years, for Blumberg to conduct research projects in HBV and liver cancer pursuant to a research plan to be agreed upon by the parties. Blumberg has exclusivity obligations to Tekmira with respect to HBV research funded under the agreement. In addition, we have the right to match any third party offer to fund HBV research that falls outside the scope of the research being funded under the agreement. Blumberg has granted us the right to obtain an exclusive, royalty bearing, worldwide license to any intellectual property generated by any funded research project. If we elect to exercise our right to obtain such a license, we will have a specified period of time to negotiate and enter into a mutually agreeable license agreement with Blumberg. This license agreement will include the following pre negotiated upfront, milestone and royalty payments: an upfront payment in the amount of $100,000; up to $8.1 million upon the achievement of specified development and regulatory milestones; up to $92.5 million upon the achievement of specified commercialization milestones; and royalties at a low single to mid-single digit rates based upon the proportionate net sales of licensed products from any commercialized combination.

NeuroVive Pharmaceutical AB (“NeuroVive”)

In September 2014, OnCore, our wholly owned subsidiary, entered into a license agreement with NeuroVive that granted us an exclusive, worldwide, sub-licensable license to develop, manufacture and commercialize, for the treatment of HBV, oral dosage form sanglifehrin based cyclophilin inhibitors (including OCB-030). Under this license agreement we have been granted a non-exclusive, royalty free right and license and right of reference to NeuroVive’s relevant regulatory approvals and filings for the sole purpose of developing, manufacturing and commercializing licensed products for the treatment of HBV. Under this license agreement, we have (1) an option to expand our exclusive license to include treatment of viral diseases other than HBV and (2) an option, exercisable upon specified conditions, to expand our exclusive license to include development, manufacture and commercialization of non-oral variations of licensed products for treatment of viral diseases other than HBV. NeuroVive retains all rights with respect to development, manufacture and commercialization of licensed products and non-oral variations of licensed products for all indications (other than HBV) for which we have not exercised our option.

In partial consideration for this license, OnCore paid NeuroVive a license fee of $1 million. We are also obligated to pay up to $47.0 million in clinical development and regulatory milestones per indication and up to $102.5 million in sales performance milestones per licensed product and indication. If we are acquired by a third party in a transaction that meets certain criteria, then we or our acquiror will be obligated to pay all remaining development, regulatory and sales milestone payments, regardless of whether the applicable milestone events have been achieved, for each licensed product that entered clinical development before such acquisition. We agreed to pay NeuroVive tiered royalties in the mid-single to low-double digit range based upon the proportionate gross sales of patented licensed products from any commercialized combination. If we terminate this license agreement in its entirety for convenience prior to the first commercial sale of any licensed product, we will be obligated to pay NeuroVive a termination fee of $2 million.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Share purchase warrant valuation / The valuation of share purchase warrants is a critical accounting estimate due to the value of liabilities recorded and the many assumptions that are required to calculate the liability, resulting in the classification of our warrant liability as a level 3 financial instrument.

We classify warrants in our consolidated balance sheet as liabilities and revalue them at each balance sheet date. Any change in valuation is recorded in our statement of operations. We use the Black-Scholes pricing model to value the warrants. Determining the appropriate fair-value model and calculating the fair value of registered warrants requires considerable judgment. A small change in the estimates used may cause a relatively large change in the estimated valuation. Due to ongoing changes in our business and general stock market conditions, we continuously assess our warrant fair value assumptions. We adjust the estimated expected life as appropriate, based on the pattern of exercises of our warrants. As at December 31, 2014, for the purpose of calculating the fair value, the expected life of outstanding warrants was three months for warrants expiring in June 2016, and nine months for warrants expiring in February 2017. Based on the pattern of decreasing exercises of warrants, we have increased the expected life to nine months and twelve nine months for outstanding warrants expiring in June 2016 and February 2017, respectively, effective January 1, 2015. The remaining expected life is six months and nine months for outstanding warrants expiring in June 2016 and February 2017, respectively, as at March 31, 2015.

For the three month period ended March 31, 2015, we recorded a charge to earnings due to the increase in fair value of warrant liability of $1,223,000 as compared to a charge of $1,188,000 for this period if we had used the previous expected life assumptions.

Business combination / The purchase price allocation is a critical accounting estimates due to the many assumptions that are required to calculate the fair value of assets acquired and liabilities assumed during a business combination.

We account for our business combination using the acquisition method. Under this method, estimates we make to determine the fair values of assets acquired and liabilities assumed include judgments in our determinations of acquired intangible assets and assessment of the fair value of existing property and equipment. Assumed liabilities can include other contingency reserves existing at the time of acquisition. Goodwill is recognized as of the acquisition date as the excess of the purchase price over the estimated fair values of net identifiable assets acquired and liabilities assumed at their acquisition date. Acquisition related expenses are separately recognized from business combination and are expensed as incurred.

When establishing fair values, we make significant estimates and assumptions, especially with respect to intangible assets. Intangible assets acquired and recorded by us may include patents, intellectual property, and in-process research and development. Estimates include, but are not limited to the forecasting of future cash flows and discount rates. Our estimates for the fair values of assets acquired and liabilities assumed are preliminary for the period ended March 31, 2015. We are currently undertaking a valuation assessment by engaging a third-party firm to assist us to determine the fair values. Our preliminary estimates of fair values are based upon assumptions that we believe to be reasonable, but which are inherently uncertain and unpredictable; therefore, actual results may differ from estimates impacting our earnings.

There are no other changes to our critical accounting policies and estimates from those disclosed in our annual MD&A contained in our 2014 Annual Report filed on Form 10-K.

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (ASC 606). The standard is intended to clarify the principles for recognizing revenue and to develop a common revenue standard for U.S. GAAP and IFRS by creating a new Topic 606, Revenue from Contracts with Customers. This guidance supersedes the revenue recognition requirements in ASC 605, Revenue Recognition, and supersedes some cost guidance included in Subtopic 605-35, Revenue Recognition – Construction-Type and Production-Type Contracts. The core principle of the accounting standard is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those good or services. The amendments should be applied by either (1) retrospectively to each prior reporting period presented; or (2) retrospectively with the cumulative effect of initially applying this ASU recognized at the date of initial application. In April 2015, the FASB voted to propose a deferral of the effective date of the ASU by one year. The new guidance would be effective for fiscal years beginning after December 15, 2017 instead of December 15, 2016, which for the Company means January 1, 2018. Entities are permitted to adopt in accordance with the original effective date if they choose. We have not yet determined the extent of the impact of adoption.

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

(in millions $ except per share data) – unaudited

	Q1	Q4	Q3	Q2	Q1	Q4	Q3	Q2
	2015	2014	2014	2014	2014	2013	2013	2013

Revenue
Collaborations and contracts:
DoD	$3.0	$2.8	$1.5	$0.9	$3.2	$2.6	$2.8	$2.4
Monsanto	0.3	0.3	0.3	0.2	0.3	—	—	—
Dicerna	0.2	0.3	0.2	—	—	—	—	—
Other	—	—	1.6	—	0.2	(0.1)	0.1	0.4

	3.5	3.4	3.6	1.1	3.7	2.6	2.9	2.8
Alnylam milestone payments	—	—	—	—	0.2	5.0	—	—
Monsanto licensing fees and milestone payments	0.8	0.9	0.7	0.6	0.5	—	—	—
Dicerna licensing fee	0.3	—	—	—	—	—	—	—
Spectrum milestone and royalty payments	0.1	0.1	0.1	0.0	0.0	0.0	—	—

Total revenue	4.7	4.4	4.4	1.8	4.4	7.6	2.9	2.8

Expenses	(22.7)	(15.1)	(11.2)	(11.2)	(10.4)	(9.9)	(6.6)	(5.9)
Other income (losses)	6.0	4.5	(1.8)	3.3	(12.0)	(0.2)	(2.2)	0.1

Net loss	(12.0)	(6.2)	(8.6)	(6.1)	(18.0)	(2.6)	(5.9)	(3.0)

Basic and diluted net loss per share	$(0.40)	$(0.27)	$(0.39)	$(0.28)	$(0.91)	$(0.15)	$(0.41)	$(0.21)

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

In Q3 2010 we signed a contract with the DoD to develop TKM-Ebola and have since incurred significant program costs related to equipment, materials and preclinical and clinical studies. These costs are included in our research, development, collaborations and contracts expenses. These costs are fully reimbursed by the DoD, and this reimbursement amount is recorded as revenue. DoD revenue from the TKM-Ebola program also compensates us for labor and overheads and provides an incentive fee. As described in our critical accounting policies in our Annual Report, we estimate the labor and overhead rates to be charged under our TKM-Ebola contract and update these rate estimates throughout the year. In April 2014, we signed a contract modification to increase the stage one targeted funding by $2.1 million to $43.8 million. The additional funding is to compensate us for unrecovered costs related to the temporary stop-work period that occurred in 2012 and to provide additional overhead funding should it be required. In Q1 2014, we earned $3.2 million in DoD revenue, due partially to an increase in activity as we moved into a Phase I Clinical Trial. Also, as a result of the contract modification, we now expect to complete the initial stage of the contract closer to budget, which increases our estimate of total incentive fee to be earned under the contract and the amount we have earned to date. In Q2 2014, we earned $0.9 million in DoD revenue due to lower contract activity as our clinical trial data was with the FDA for review. DoD revenue increased in Q3 2014 with an increase in activity as we prepared a response to the FDA’s partial clinical hold on our Phase I Clinical Trial. In October 2014, the DoD exercised a contract option adding $7.0 million to the contract for the scale-up and manufacture of TKM-Ebola-Guinea, our product targeting the Ebola-Makona (formerly known as Ebola-Guinea) strain responsible for the current outbreak in West Africa. DoD revenue increased in Q4 2014 and Q1 2015 as we purchased materials and manufactured TKM-Ebola-Guinea.

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

In November 2014, we signed a License Agreement and a Development and Supply Agreement with Dicerna for the use of our proprietary delivery technology and related technology intended to develop, manufacture, and commercialize products related to treatment of PH1. In Q4 2014, we received an upfront payment of $2.5 million, which is being recognized over the period over which we provide services to Dicerna, estimated to complete in Q1 2017. In Q1 2015, we recognized collaboration revenue of $0.2 million earned on materials manufactured and services provided to Dicerna.

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

Our expenses have increased in the past eight quarters due to an increase in our research and development activities as we seek to move more products into the clinic. In Q3 2013, we initiated a Phase I/II Clinical Trial for TKM-PLK1 in patients with GI-NET or ACC. In Q1 2014, we dosed the first subject in human clinical trials of TKM-Ebola. In Q2 2014, we initiated a Phase I/II Clinical Trial for TKM-PLK1 in patients with HCC. In Q4 2014, we filed a Canadian Clinical Trial Application (CTA) for TKM-HBV and received clearance to conduct a Phase I Clinical Trial, as well as initiated manufacturing of TKM-Ebola-Guinea for emergency use in West Africa – see overview. In Q1 2015, we initiated Phase I Clinical Trial for TKM-HBV and incurred significant material costs related to the TKM-Ebola-Guinea contract with the DoD. In addition, we incurred $9.3 million in costs for professional fees related to completing the merger with OnCore, as well as $1.2 million of incremental non-cash compensation expense related to the expiry of repurchase rights on shares issued as part of the consideration paid for the merger with OnCore (refer to notes to the financial statements). We also continue to incur research and development expenses related to identifying new targets.

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

In Q1 2015, we recorded $7.0 million foreign exchange gain, due to the strengthening of U.S. dollar against Canadian dollar by 9% in the period.

Net (loss) income / Fluctuations in our net loss are explained by changes in revenue, expenses and other income (losses) as discussed above.

RESULTS OF OPERATIONS

The following summarizes the results of our operations for the periods shown, in thousands except per share data:

	Three months ended March 31,
	2015	2014
Total revenue	$4,682	$4,430
Operating expenses	22,688	10,388
Loss from operations	(18,006)	(5,958)
Net loss	(11,989)	(17,984)
Basic and diluted loss per share	(0.40)	(0.91)

Revenue / Revenue is summarized in the following table, in thousands:

	Three months ended March 31,
	2015	% of Total	2014	% of Total
DoD	$3,045	65%	$3,240	73%
Monsanto	248	5%	243	5%
BMS	—	0%	206	5%
Dicerna	227	5%	—	0%

Total collaborations and contracts revenue	3,520	75%	3,689	83%

Monsanto licensing fee and milestone payments	842	18%	545	12%
Acuitas milestone payment	—	0%	150	3%
Dicerna licensing fee	263	6%	—	0%
Spectrum milestone and royalty payments	57	1%	46	1%

Total revenue	$4,682		$4,430

DoD revenue

On July 14, 2010, we signed a contract with the United States Government Department of Defense (“DoD”) to advance an RNAi therapeutic utilizing our LNP technology to treat Ebola virus infection (see Overview for further discussion). The initial phase of the contract was first budgeted at $34.7 million and later increased to $43.8 million.  This stage one funding is for the development of TKM-Ebola, including, completion of preclinical development, filing an IND application with the FDA and completing a Phase I human safety clinical trial. The DoD has the option of extending the contract beyond the initial funding period to support the advancement of TKM-Ebola through to the completion of clinical development and FDA approval. Based on the contract’s budget, this would provide the Company with up to $140 million in funding for the entire program.

In October 2014, the DoD exercised an option valued at $7.0 million, awarded to us to manufacture TKM-Ebola-Guinea targeting the Ebola-Makona (formerly known as Ebola-Guinea) strain responsible for the current outbreak in West Africa.

Under the contract, we are being reimbursed for costs incurred, including an allocation of overheads, and we are being paid an incentive fee.

DoD revenues and related contract expenses were slightly lower in Q1 2015 as compared to Q1 2014. We moved into Phase I clinical trials in Q1 2014. In Q1 2015, we remained on partial clinical hold for TKM-Ebola, but incurred costs and recorded revenue for the manufacture of TKM-Ebola-Guinea for use in West Africa.

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

In January 2014, we received $14.5 million, of which $4.5 million relates to research services and $10.0 million for the use of our technology. In June and October 2014, we received payments of $1.5 million each, following the completion of specified program developments. We are recognizing this revenue on a straight-line basis over the option period. In Q1 2015, we recorded an aggregate of $1.1 million in revenue for the use of our technology and for research activities.

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

BMS revenue

In May 2010 we signed a formulation agreement with BMS under which BMS paid us $3.0 million to make a certain number of LNP formulations over the following four year period. The contract expired in 2014 with no further obligation for either party. Revenue recognized in Q1 2014 relates to the batches shipped to BMS during the period.

Spectrum revenue

In September 2013, Spectrum announced that they had shipped the first commercial orders of Marqibo. We continue to earn royalties on the sales of Marqibo, which uses a license to our technology.

Expenses / Expenses are summarized in the following table, in thousands:

	Three months ended March 31,
	2015	% of Total	2014	% of Total

Research, development, collaborations and contracts	$10,557	46%	$8,204	79%
General and administrative	2,716	12%	2,050	20%
Depreciation	120	1%	134	1%
Acquisition costs	9,295	41%	—
Total operating expenses	$22,688		$10,388

Research, development, collaborations and contracts

Research, development, collaborations and contracts expenses consist primarily of clinical and pre-clinical trial expenses, personnel expenses, consulting and third party expenses, consumables and materials, as well as a portion of stock-based compensation and general corporate costs.

In the first quarter of 2015, we increased our spending on TKM-HBV as we initiated a Phase I clinical trial. In addition, we incurred costs for the manufacture of TKM-Ebola-Guinea under our DoD contract – see overview.

R&D compensation expense increased in Q1 2015 as compared to Q1 2014 due to an increase in the number of both employees and contractors in support of our expanded portfolio of product candidates, as well as from our merger with OnCore. In addition, we incurred a total of $1.2 million of incremental non-cash compensation expense related to the expiry of repurchase rights on shares issued as part of the consideration paid for the merger with OnCore (refer to notes to the financial statements), of which $0.9 million has been included as part of research, development, collaborations and contracts expense, and $0.3 million included as part of general and administrative expense.

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

General and administrative

General and administrative expenses were higher in Q1 2015 compared to Q1 2014 due largely to an increase in compensation expense linked to our increase in employee base and incremental corporate expenses to support the growth of the Company following the completion of our merger with OnCore. This includes an incremental non-cash compensation expense we incurred related to the expiry of repurchase rights on shares issued as part of consideration paid for the merger with OnCore (see above).

Depreciation of property and equipment

Most of our recent property and equipment additions were related to our TKM-Ebola program and are not recorded as Company assets. As such, a large portion of our property and equipment is reaching full amortization. In Q1 2015, we spent $0.1 million on property and equipment mostly related to lab equipment and information technology improvements.

Acquisition costs

In Q1 2015, we incurred $9.3 million in costs for professional fees related to completing the merger with OnCore – see overview. This is a one-time cost specific to the merger with OnCore, and we do not expect to incur recurring acquisition costs.

Other income (losses) / Other income (losses) are summarized in the following table, in thousands:

	Three months ended March 31,
	2015	2014

Interest income	$202	$147
Foreign exchange gains	7,038	1,443
Increase in fair value of warrant liability	(1,223)	(13,616)
Total other losses	$6,017	$(12,026)

Foreign exchange gains

In Q1 2015, we recorded foreign exchange gains of $7.0 million related to an appreciation in the value of our U.S. dollar funds when converted to our functional currency of Canadian dollars. The U.S. dollar strengthened by 9% against the Canadian dollar in Q1 2015. Cumulative translation adjustments, which results from converting from our functional currency of Canadian dollars to our reporting currency of U.S. dollars, do not impact our net loss calculation and are not included in foreign exchange gains (losses).

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

The increase in value of our common share purchase warrants outstanding at March 31, 2015 was $1.2 million as compared to $13.6 million at the end of March 31, 2014. The increase was a result of an increase in the Company’s share price from the previous reporting dates.

We expect to see future changes in the fair value of our warrant liability and these changes will largely depend on the change in the Company’s share price, any change in our assumed rate of share price volatility, our assumptions for the expected lives of the warrants and warrant issuances or exercises.

LIQUIDITY AND CAPITAL RESOURCES

The following table summarizes our cash flow activities for the periods indicated, in thousands:

	Three months ended March 31
	2015	2014
Net loss for the period	$(11,989)	(17,984)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities	(2,780)	14,879
Changes in operating assets and liabilities	(3,074)	12,260
Net cash provided by (used in) operating activities	(17,843)	9,155
Net cash provided by (used in) investing activities	37,546	(335)
Net cash provided by financing activities	142,820	59,289
Effect of foreign exchange rate changes on cash & cash equivalents	(2,434)	(2,469)
Net increase in cash and cash equivalents	160,089	65,640
Cash and cash equivalents, beginning of period	72,187	68,717
Cash and cash equivalents, end of period	$232,276	134,357

Since our incorporation, we have financed our operations through the sales of shares, units, debt, revenues from research and development collaborations and licenses with corporate partners, interest income on funds available for investment, and government contracts, grants and tax credits.

At March 31, 2015, we had cash and cash equivalents of approximately $232.3 million as compared to an aggregate of $112.2 million in cash and cash equivalents and short-term investments at December 31, 2014.

Operating activities used $17.9 million in cash in Q1 2015 as compared to $9.2 million of cash provided in Q1 2014. The increase in cash used from operating activities is primarily related to a significant costs incurred related to the acquisition of OnCore in March 2015, as well as cash received from Monsanto in January 2014.

On March 25, 2015, we completed an underwritten public offering of 7,500,000 common shares, at a price of $20.25 per share, representing gross proceeds of $151.9 million. The cost of financing, including commissions and professional fees, was approximately $9.7 million, which gave us net proceeds of $142.2 million. We plan to use these proceeds to develop and advance product candidates through clinical trials, as well as for working capital and general corporate purposes.

Cash requirements / At December 31, 2014 we held $72.2 million in cash and cash equivalents, $40.0 in short-term investments, totalling $112.2 million. On March 25, 2015, we raised net proceeds of $142.2 million from a public offering. Our cash balance as at March 31, 2015 was $232.3 million. We believe we have sufficient cash resources for at least the next 12 months. In the future, substantial additional funds will be required to continue with the active development of our pipeline products and technologies. In particular, our funding needs may vary depending on a number of factors including:

•	the need for additional capital to fund future business development programs;
•	revenues earned form our current collaborative partnership and licensing agreements with Monsanto and Dicerna;
•	revenues earned from our DoD contract to develop TKM-Ebola and TKM-Ebola-Guinea;

•	revenues earned from our legacy collaborative partnerships and licensing agreements, including milestone payments from Alnylam and royalties from sales of Marqibo from Spectrum;
•	the extent to which we continue the development of our product candidates, add new product candidates to our pipeline, or form collaborative relationships to advance our products;
•	our decisions to in-license or acquire additional products or technology for development, in particular for our HBV and RNAi therapeutics programs;
•	our ability to attract and retain corporate partners, and their effectiveness in carrying out the development and ultimate commercialization of our product candidates;
•	whether batches of drugs that we manufacture fail to meet specifications resulting in delays and investigational and remanufacturing costs;
•	the decisions, and the timing of decisions, made by health regulatory agencies regarding our technology and products;
•	competing technological and market developments; and
•	costs associated with prosecuting and enforcing our patent claims and other intellectual property rights, including litigation and arbitration arising in the course of our business activities.

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

CONTRACTUAL OBLIGATIONS

Other than as disclosed elsewhere in this MD&A, there have not been any material changes to our contractual obligations from those disclosed in our Form 10-K for the year ended December 31, 2014.

IMPACT OF INFLATION

Inflation has not had a material impact on our operations.

RELATED PARTY TRANSACTIONS

We have not entered into any related party transactions in the periods covered by this discussion.

OUTSTANDING SHARE DATA

At April 30, 2015, we had 54,224,261 common shares issued and outstanding, outstanding options to purchase an additional 2,402,351 common shares and outstanding warrants to purchase an additional 386,750 common shares.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in our quantitative and qualitative disclosures about market risk from those disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

ITEM 4.	DISCLOSURE CONTROLS AND PROCEDURES AND INTERNAL CONTROLS OVER FINANCIAL REPORTING

As of March 31, 2015, an evaluation of the effectiveness of our “disclosure controls and procedures” (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) was carried out by our management, with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO). The scope of the effectiveness of disclosure controls and procedures do not include any disclosure controls and procedures of OnCore, which was acquired on March 4, 2015, that are also part of OnCore’s internal control over financial reporting. This exclusion is in accordance with SEC’s general guidance that a recently acquired business may be omitted from the scope of the assessment in the year of acquisition. Based upon this evaluation, the CEO and CFO have concluded that as of March 31, 2015, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission (the “Commission”) rules and forms and (ii) accumulated and communicated to the management of the registrant, including the CEO and CFO, to allow timely decisions regarding required disclosure.

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

No change in our internal control over financial reporting (as defined in Rules 13a–15(f) and 15d–15(f) under the Exchange Act) occurred during the three months ended March 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Other than as described below, there have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

The FDA may place holds on our clinical trial programs which may prevent or delay us from completing our clinical trial programs or lead to the imposition of further clinical holds or the failure of our product candidates to obtain marketing approval.

In July 2014, we received notice from the FDA that the TKM-Ebola IND had been placed on clinical hold. The FDA is seeking data to elucidate the mechanism of potential cytokine release and a modification to the protocol for the multiple ascending dose portion of the trial to ensure the safety of healthy volunteers. In August 2014, the FDA modified its clinical hold to a “partial clinical hold,” allowing for the potential use of TKM-Ebola in individuals who have confirmed or suspected Ebola infection. In April 2015, the FDA notified us that the partial clinical hold had been modified to permit repeat dosing of healthy volunteers at a dose of 0.24 mg/kg/day. However, the IND for TKM-Ebola remains on partial clinical hold with regard to doses above 0.24 mg/kg/day in healthy volunteers.

There can be no assurance that the FDA will lift the partial hold with regard to doses above 0.24mg/kg on the TKM-Ebola IND on a timely basis, or at all. Additionally, the FDA could impose additional requirements that may significantly increase the time and expense of obtaining FDA approval, which could delay or prevent marketing of the therapeutic.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit Number	Description

10.1††**	License Agreement by and between NeuroVive Pharmaceutical AB and OnCore Biopharma, Inc., dated as of September 8, 2014.

10.2††**	Research Collaboration and Funding Agreement by and between Baruch S. Blumberg Institute and OnCore Biopharma, Inc., dated as of October 29, 2014

10.3††**	Stock Purchase Agreement by and among OnCore Biopharma, Inc. and each of the stockholders of Enantigen Therapeutics, Inc., dated as of October 1, 2014

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data Files

______________________
** Filed herewith.

†† Confidential treatment has been requested as to portions of this exhibit.