Form 10-Q/A
period 2015-03-31
TEKMIRA PHARMACEUTICALS Corp
filed 2015-07-15
CIK 1447028

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q/A
(Amendment No. 1)

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

EXPLANATORY NOTE

Tekmira Pharmaceuticals Corporation is filing this Amendment No. 1 (this "Amendment") to its quarterly report on Form 10-Q for the quarterly period ended March 31, 2015 (the "Original Form 10-Q"), which was filed with the Securities and Exchange Commission (the "SEC") on May 6, 2015, in response to comments from the SEC regarding a confidential treatment request made by Tekmira with respect to Exhibit 10.3 to the Original Form 10-Q, in order to re-file the agreement contained in Exhibit 10.3 and re-instate certain information previously redacted from such Exhibit. This Amendment is also being filed in order to re-file the information contained in the Original Form 10-Q, as the signature page and Exhibit Index to the Original Form 10-Q, were inadvertently omitted from such filing.  The Amendment also includes the required CEO and CFO certifications.

Except as described above, no other changes have been made to the Original Form 10-Q.  This Amendment does not reflect events occurring after the date of the Original Form 10-Q or modifies or updates any of the other information contained in the Original Form 10-Q in any way other than as required to reflect the amendments discussed above. Accordingly, this Amendment should be read in conjunction with the Original Form 10-Q and Tekmira’s other filings with the SEC.

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

See the Exhibit Index hereto.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on July 15, 2015.

TEKMIRA PHARMACEUTICALS CORPORATION

By:	/s/ Mark Murray
Mark Murray
President and Chief Executive Officer

EXHIBIT INDEX

Exhibit Number	Description

10.1††*	License Agreement by and between NeuroVive Pharmaceutical AB and OnCore Biopharma, Inc., dated as of September 8, 2014.

10.2††*	Research Collaboration and Funding Agreement by and between Baruch S. Blumberg Institute and OnCore Biopharma, Inc., dated as of October 29, 2014

10.3††**	Stock Purchase Agreement by and among OnCore Biopharma, Inc. and each of the stockholders of Enantigen Therapeutics, Inc., dated as of October 1, 2014

31.1**	Certification of Chief Executive Officer pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2**	Certification of Chief Financial Officer pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	Interactive Data Files

______________________
 * Previously Filed.
 ** Filed herewith.
 †† Confidential treatment has been requested as to portions of this exhibit.