Form 10-Q
period 2015-06-30
Arbutus Biopharma Corp
filed 2015-08-07
CIK 1447028

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from            to

Commission File Number: 001-34949

Arbutus Biopharma Corporation

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

As of July 31, 2015, the registrant had 54,328,414 common shares, no par value, outstanding.

ARBUTUS BIOPHARMA CORP.

TABLE OF CONTENTS

PART I.   FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

ARBUTUS BIOPHARMA CORPORATION

(formerly Tekmira Pharmaceuticals Corporation)

Condensed Consolidated Balance Sheets

(Unaudited)

(Expressed in US Dollars and in thousands, except share and per share amounts)

(Prepared in accordance with US GAAP)

	June 30 2015	December 31 2014
Assets
Current assets:
Cash and cash equivalents	$207,205	$72,187
Short-term investments (note 2)	-	39,974
Accounts receivable	6,332	1,903
Accrued revenue	323	538
Investment tax credits receivable	55	86
Prepaid expenses and other assets	1,787	1,730
Total current assets	215,702	116,418

Long-term investments (note 2)	10,012	-
Property and equipment	12,469	12,959
Less accumulated depreciation	(10,433)	(11,199)
Property and equipment, net of accumulated depreciation	2,036	1,760
Intangible assets (note 3)	390,017	-
Goodwill (note 3)	156,053	-
Total assets	$773,820	118,178

Liabilities and stockholders' equity
Current liabilities:
Accounts payable and accrued liabilities (note 5)	$6,920	$9,328
Deferred revenue (note 4)	5,605	5,779
Warrants (note 2)	3,606	5,099
Total current liabilities	16,131	20,206
Deferred revenue, net of current portion (note 4)	8,045	9,937
Contingent consideration (note 8)	5,136	-
Deferred tax liability (note 3)	156,007	-
Total liabilities	185,319	30,143
Stockholders’ equity:
Common shares (note 3 and note 6)
Authorized - unlimited number with no par value
Issued and outstanding: 54,303,402 (December 31, 2014 - 22,438,169)	821,660	290,004
Additional paid-in capital	27,844	26,208
Deficit	(232,739)	(205,864)
Accumulated other comprehensive loss	(28,264)	(22,313)
Total stockholders' equity	588,501	88,035
Total liabilities and stockholders' equity	$773,820	118,178

Nature of business and future operations (note 1)

Contingencies and commitments (note 8)

See accompanying notes to the condensed consolidated financial statements.

ARBUTUS BIOPHARMA CORPORATION

(formerly Tekmira Pharmaceuticals Corporation)

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

(Expressed in US Dollars and in thousands, except share and per share amounts)

(Prepared in accordance with US GAAP)

	Three months ended June 30		Six months ended June 30
	2015	2014	2015	2014
Revenue (note 4)
Collaborations and contracts	$2,310	$1,144	$5,830	$4,833
Licensing fees, milestone and royalty payments	1,130	667	2,292	1,408
Total revenue	3,440	1,811	8,122	6,241

Expenses
Research, development, collaborations and contracts	9,690	9,298	20,247	17,502
General and administrative	7,662	1,787	10,378	3,837
Depreciation of property and equipment	147	149	267	283
Acquisition costs (note 3)	361	-	9,656	-
Total expenses	17,860	11,234	40,548	21,622

Loss from operations	(14,420)	(9,423)	(32,426)	(15,381)

Other income (losses)
Interest income	81	257	283	404
Foreign exchange gains (losses)	(2,571)	(2,728)	4,467	(1,285)
(Increase) decrease in fair value of warrant liability (note 2)	2,024	5,813	801	(7,803)

Net loss	$(14,886)	$(6,081)	$(26,875)	$(24,065)

Loss per common share
Basic and diluted	$(0.27)	$(0.28)	$(0.64)	$(1.15)

Weighted average number of common shares
Basic and diluted	54,255,804	22,063,438	42,297,517	20,938,503

Comprehensive loss
Cumulative translation adjustment	3,223	3,774	(5,951)	1,616
Comprehensive loss	$(11,663)	$(2,307)	$(32,826)	$(22,449)

See accompanying notes to the condensed consolidated financial statements.

ARBUTUS BIOPHARMA CORPORATION

(formerly Tekmira Pharmaceuticals Corporation)

Condensed Consolidated Statement of Stockholders’ Equity

(Unaudited)
(Expressed in US Dollars and in thousands, except share and per share amounts)

(Prepared in accordance with US GAAP)

	Number of shares	Share capital	Additional paid-in capital	Deficit	Accumulated other comprehensive loss	Total stockholders' equity
Balance, December 31, 2014	22,438,169	$290,004	$26,208	$(205,864)	$(22,313)	$88,035

Stock-based compensation	-	5,324	1,906	-	-	7,230

Issuance of common shares pursuant to exercise of options	373,168	2,956	(1,397)	-	-	1,559

Issuance of common shares pursuant to exercise of warrants	18,750	384	-	-	-	384

Issuance of common shares in conjunction with the private offering, net of issuance costs of $9,700,000	7,500,000	142,177	-	-	-	142,177

Issuance of equity instruments in conjunction with the acquisition of Arbutus Inc. (note 3)	23,973,315	380,815	1,127	-	-	381,942

Currency translation adjustment	-	-	-	-	(5,951)	(5,951)

Net loss	-	-	-	(26,875)	-	(26,875)

Balance, June 30, 2015	54,303,402	$821,660	$27,844	$(232,739)	$(28,264)	$588,501

See accompanying notes to the condensed consolidated financial statements.

ARBUTUS BIOPHARMA CORPORATION

(formerly Tekmira Pharmaceuticals Corporation)

Condensed Consolidated Statements of Cash Flow

(Unaudited)
(Expressed in US Dollars and in thousands)

(Prepared in accordance with US GAAP)

	Three months ended June 30		Six months ended June 30
	2015	2014	2015	2014
OPERATING ACTIVITIES
Net loss for the period	$(14,886)	$(6,081)	$(26,875)	$(24,065)
Items not involving cash:
Depreciation of property and equipment	147	149	267	283
Stock-based compensation - research, development, collaborations and contract expenses	1,377	792	2,705	1,640
Stock-based compensation - general and administrative expenses	4,046	289	4,525	629
Unrealized foreign exchange (gains) losses	2,639	1,391	(4,418)	1,332
Change in fair value of warrant liability	(2,024)	(5,813)	(801)	7,803
Net change in non-cash operating items:
Accounts receivable	(1,738)	1,231	(4,624)	(178)
Accrued revenue	1,304	220	178	12
Deferred expenses	-	57	-	112
Prepaid expenses and other assets	(519)	243	(298)	725
Accounts payable and accrued liabilities	(7,351)	(943)	(5,343)	108
Deferred revenue	334	455	(957)	12,744

Net cash provided by (used in) operating activities	(16,671)	(8,010)	(35,641)	1,145

INVESTING ACTIVITIES
Disposition (acquisition) of short and long-term investments	(9,944)	(42,992)	27,419	(42,992)
Cash acquired through acquisition (note 3)	-	-	324	-
Acquisition of property and equipment	(383)	(246)	(524)	(581)

Net cash provided by (used) in investing activities	(10,327)	(43,238)	27,219	(43,573)

FINANCING ACTIVITIES
Proceeds from issuance of common shares, net of issuance costs	2	-	142,177	56,477
Issuance of common shares pursuant to exercise of options	939	148	1,559	2,072
Issuance of common shares pursuant to exercise of warrants	19	86	44	974

Net cash provided by financing activities	960	234	143,780	59,523

Effect of foreign exchange rate changes on cash and cash equivalents	967	1,924	(340)	(545)

Increase in cash and cash equivalents	(25,071)	(49,090)	135,018	16,550
Cash and cash equivalents, beginning of period	232,276	134,357	72,187	68,717
Cash and cash equivalents, end of period	$207,205	$85,267	$207,205	$85,267

Supplemental cash flow information
Non-cash transactions:
Fair value of warrants exercised on a cashless basis	$-	$(116)	$-	$(116)
Investment tax credits received	$25	$-	$25	$-
Acquisition of Arbutus Inc. excluding cash acquired	$-	$-	$381,618	$-

See accompanying notes to the condensed consolidated financial statements.

ARBUTUS BIOPHARMA CORPORATION

(formerly Tekmira Pharmaceuticals Corporation)

Notes to condensed consolidated financial statements

(Unaudited)

(Expressed in US dollars – tabular amounts in thousands)

1.	Nature of business and future operations

Arbutus Biopharma Corporation (the “Company” or “Arbutus”) is a Canadian biopharmaceutical business dedicated to discovering, developing, and commercializing a cure for patients suffering from chronic hepatitis B infection (“HBV”), a disease of the liver caused by hepatitis B virus (“HBV”). The Company is also developing a pipeline focused on advancing novel RNA interference therapeutics (RNAi) leveraging the Company’s expertise in Lipid Nanoparticle (“LNP”) technology.

Effective July 31, 2015, the corporate name changed from Tekmira Pharmaceuticals Corporation (“Tekmira”) to Arbutus Biopharma Corporation. Also effective July 31, 2015, the corporate name of the wholly-owned subsidiary, OnCore Biopharma, Inc. (“OnCore”) changed to Arbutus Biopharma Inc. (“Arbutus Inc.”). Including Arbutus Inc., the Company has five wholly-owned subsidiaries: Protiva Biotherapeutics Inc. (“Protiva”), Protiva Biotherapeutics (USA) Inc. (“Protiva USA”), Protiva Agricultural Development Company Inc. (“PADCo”), and Enantigen Therapeutics, Inc. (“Enantigen”).

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

Basis of presentation

These unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles of the United States of America (“U.S. GAAP”) for interim financial statements and accordingly, do not include all disclosures required for annual financial statements. These statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the year ended December 31, 2014 and included in the Company’s 2014 annual report on Form 10-K. The unaudited condensed consolidated financial statements reflect, in the opinion of management, all adjustments and reclassifications necessary to present fairly the financial position, results of operations and cash flows at June 30, 2015 and for all periods presented. The results of operations for the three and six months ended June 30, 2015 and June 30, 2014 are not necessarily indicative of the results for the full year. These condensed consolidated financial statements follow the same significant accounting policies as those described in the notes to the audited consolidated financial statements of the Company for the year ended December 31, 2014, except as described below.

Principles of Consolidation

These condensed consolidated financial statements include the accounts of the Company and four of its wholly-owned subsidiaries, Arbutus Inc., Protiva, Protiva USA, and Enantigen. All intercompany transactions and balances have been eliminated on consolidation.

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

Replacement awards

Replacement awards are share-based payment awards exchanged for awards held by employees of Arbutus Inc. As part of the Company’s acquisition of Arbutus Inc. (formerly OnCore), Arbutus (formerly Tekmira) shares were exchanged for Arbutus Inc.’s shares subject to repurchase rights held by Arbutus Inc.’s employees – see note 3.

As at the date of acquisition of Arbutus Inc., the Company determined the total fair value of replacement awards and attributed a portion of the replacement awards to pre-combination service as part of the total acquisition consideration, and a portion to post-combination service, which is recognized as compensation expense over the expiry period of repurchase provision rights subsequent to the acquisition date.

The replacement awards consist of common shares that were issued at acquisition. Accordingly, as stock compensation expense related to these awards is recognized, share capital is increased by a corresponding amount.

ARBUTUS BIOPHARMA CORPORATION

(formerly Tekmira Pharmaceuticals Corporation)

Notes to condensed consolidated financial statements

(Unaudited)

(Expressed in US dollars – tabular amounts in thousands)

Goodwill and intangible assets

The costs incurred in establishing and maintaining patents for intellectual property developed internally are expensed in the period incurred.

Intangible assets consist of in-process research and development arising from the Company’s acquisition of Arbutus Inc. – see note 3. In-process research and development (IPR&D) intangible assets are classified as indefinite-lived and are not amortized. IPR&D becomes definite-lived upon the completion or abandonment of the associated research and development efforts. Intangible assets with finite useful lives are amortized on a straight-line basis over their estimated useful lives, which are the respective patent terms. Amortization begins when intangible assets with finite lives are put into use. If there is a major event indicating that the carrying value of intangible assets may be impaired, then management will perform an impairment test and if the recoverable value, based on undiscounted future cash flows, exceeds the carrying value, then such assets are written down to their fair values.

Goodwill represents the excess of purchase price over the value assigned to the net tangible and identifiable intangible assets of Arbutus Inc. – see note 3. Goodwill has an indefinite accounting life and is therefore not amortized. Instead, goodwill is subject to a two-step impairment test on an annual basis, unless the Company identifies impairment indicators that would require earlier testing. The first step compares the fair value of the reporting unit to its carrying amount, which includes the goodwill. When the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not to be impaired, and the second step of the impairment test is unnecessary. If the carrying amount exceeds the implied fair value of the goodwill, the second step measures the amount of the impairment loss. If the carrying amount exceeds the fair value of the goodwill, an impairment loss is recognized equal to that excess.

Income or loss per share

Income or loss per share is calculated based on the weighted average number of common shares outstanding. Diluted loss per share does not differ from basic loss per share since the effect of the Company’s stock options and warrants is anti-dilutive. Diluted income per share is calculated using the treasury stock method which uses the weighted average number of common shares outstanding during the period and also includes the dilutive effect of potentially issuable common shares from outstanding, in-the-money stock options and warrants. During the six months ended June 30, 2015, potential common shares of 2,774,398 (June 30, 2014 – 2,558,925) were excluded from the calculation of income per common share because their inclusion would be anti-dilutive.

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

ARBUTUS BIOPHARMA CORPORATION

(formerly Tekmira Pharmaceuticals Corporation)

Notes to condensed consolidated financial statements

(Unaudited)

(Expressed in US dollars – tabular amounts in thousands)

The following tables present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis, in thousands, and indicates the fair value hierarchy of the valuation techniques used to determine such fair value:

	Level 1	Level 2	Level 3	June 30, 2015
Assets
Cash and cash equivalents	$207,205	-	-	$207,205
Term deposit	10,012	-	-	10,012
Total	$217,217			$217,217

Liabilities
Warrants	-	-	$3,606	$3,606
Contingent consideration	-	-	$5,136	$5,136
Financial instrument	-	-	-	-
Total	-	-	$8,742	$8,742

	Level 1	Level 2	Level 3	December 31, 2014
Assets
Cash and cash equivalents	$72,187	-	-	$72,187
Guaranteed investment certificates	39,974	-	-	39,974
Total	$112,161	-	-	$112,161

Liabilities
Warrants	-	-	$5,099	$5,099
Financial instrument	-	-	-	-
Total	-	-	$5,099	$5,099

The Company acquired a term deposit in May 2015 with an original maturity of 24-months and it has been classified as a long-term investment on the balance sheet. For the period ended June 30, 2015, the fair value of the term deposit is $10,012,000 which includes the principal and accrued interest earned as at the balance sheet date.

The Company used a discounted cash flow model to determine the fair value of the financial instrument, related to Monsanto’s call option to acquire the equity or all of the assets of PADCo, as described in note 4(b). The fair value was determined at the date of recognition, and at each reporting date. The initial fair value of the financial liability was nil, and there has been no change to its fair value as at June 30, 2015.

Contingent consideration is a liability assumed by the Company from its acquisition of Arbutus Inc. – see notes 3 and 8. The Company used a discounted cash flow model to determine the fair value of the contingent consideration as at the acquisition date, and at each subsequent reporting date. The Company’s preliminary estimate of the contingent consideration was $4,736,000 for the reporting date of March 31, 2015. As at June 30, 2015, the Company has reassessed the preliminary initial fair value of the contingent consideration to be $5,136,000.

ARBUTUS BIOPHARMA CORPORATION

(formerly Tekmira Pharmaceuticals Corporation)

Notes to condensed consolidated financial statements

(Unaudited)

(Expressed in US dollars – tabular amounts in thousands)

The following table presents the changes in fair value of the Company’s warrants, in thousands:

	Liability at beginning of the period	Opening liability of warrants issued in the period	Fair value of warrants exercised in the period	Increase (decrease) in fair value of warrants	Foreign exchange (gain) loss	Liability at end of the period
Six months ended June 30, 2014	$5,379	-	$(6,607)	$7,803	$15	$6,590
Six months ended June 30, 2015	$5,099	-	$(341)	$(801)	$(351)	$3,606

The change in fair value of warrant liability for the six months ended June 30, 2015 is recorded in the statement of operations and comprehensive loss.

The weighted average Black-Scholes option-pricing assumptions and the resultant fair values, in thousands, for warrants outstanding at June 30, 2015 and at December 31, 2014 are as follows:

	June 30, 2015	December 31, 2014

Dividend yield	0.00%	0.00%
Expected volatility	69.32%	85.22%
Risk-free interest rate	0.59%	1.00%
Expected average term (years)	0.4	0.5
Fair value of warrants outstanding	$9.50	$12.80
Aggregate fair value of warrants outstanding	$3,606	$5,099
Number of warrants outstanding	379,500	398,250

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

The local currency of Arbutus Inc. (including its subsidiary, Enantigen) is the United States dollars which has been determined to be its functional currency, as it is the currency of the primary economic environment in which Arbutus Inc. operates and expends cash. Foreign currency monetary assets and liabilities are translated into United States dollars at the exchange rate prevailing at the balance sheet date. Non-monetary assets and liabilities are translated at historical exchange rates. The previous month’s average rate of exchange is used to translate revenue and expense transactions. Exchange gains and losses are included in income or loss for the period.

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

ARBUTUS BIOPHARMA CORPORATION

(formerly Tekmira Pharmaceuticals Corporation)

Notes to condensed consolidated financial statements

(Unaudited)

(Expressed in US dollars – tabular amounts in thousands)

Recent accounting pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (FASB) or other standard setting bodies that are adopted by the Company as of the specified effective date. Unless otherwise discussed, the Company believes that the impact of recently issued standards that are not yet effective will not have a material impact on its financial position or results of operations upon adoption.

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

3.	Merger with Arbutus Biopharma Inc. (formerly OnCore BioPharma, Inc.)

On January 11, 2015, the Company entered into a Merger Agreement to acquire 100% of the outstanding shares of Arbutus Inc. and its wholly-owned subsidiary, Enantigen (see note 8). Arbutus Inc. was a privately owned U.S. company focused on discovery, development and commercialization of an all-oral cure regimen for patients with HBV. The merger was approved by the Company’s shareholders on March 3, 2015 and consummated on March 4, 2015. Arbutus Inc.’s results of operations and fair value of assets acquired and liabilities assumed are included in the Company’s consolidated financial statements from the date of acquisition.

The transaction has been accounted for using the acquisition method based on ASC 805, Business Combinations, on the basis that Arbutus (formerly Tekmira) is the acquirer, based on managements’ analysis and evaluation of the form of the acquisition, the relative contribution and rights of the predecessor groups post-closing, and the relative number of shares issued by the Company on acquisition of Arbutus Inc.. Under the acquisition method, the consideration transferred is measured at the market price as at the acquisition date. The excess of the purchase price over the preliminary value assigned to the net assets acquired has been recorded as goodwill. Acquisition costs are expensed as incurred. The company recorded $9,656,000 of acquisition costs for the six-months ended June 30, 2015.

The Company issued a total of 23,973,315 common shares with a total value of $381,942,000 as consideration, which is comprised of 20,347,906 common shares issued without subjects and 3,625,412 common shares issued to Arbutus Inc.’s founding executives and subject to repurchase provision. The fair value of the common shares issued without subjects has been determined to be the Company’s NASDAQ closing price of $18.26 on the date prior to the acquisition’s consummation, March 4, 2015. The total fair value of the common shares issued subject to repurchase provision has been determined to be $66,196,000, using the Black-Scholes pricing model with assumed risk-free interest rate of 0.74%, volatility of 81%, a zero dividend yield and an expected life of 4 years. Of the total fair value, $9,262,000 has been attributed as pre-combination service and included as part of the total acquisition consideration. The post-combination attribution of $56,934,000 will be recognized as compensation expense over the period of expiry of repurchase provision rights through to August 2018. The Company has included $5,324,000 compensation expense related to the expiration of repurchase provision rights from the acquisition date through to June 30, 2015. In July 2015, in conjunction with amendments to the the employment contracts of Arbutus Inc.’s founding executives, the Company amended the repurchase provision rights period of expiry from August 2018 to August 2017. This amendment results in an acceleration of compensation expense recognized in each subsequent period by approximately $1,893,000 per quarter, effective Q3 2015.

As at June 30, 2015, 3,625,412 shares were issued and outstanding which are subject to repurchase provision. Subsequent to the acquisition date, the repurchase rights expire at a rate of 453,177 shares every 3 months commencing on November 30, 2015.

ARBUTUS BIOPHARMA CORPORATION

(formerly Tekmira Pharmaceuticals Corporation)

Notes to condensed consolidated financial statements

(Unaudited)

(Expressed in US dollars – tabular amounts in thousands)

The Company has further reserved 184,332 shares for the future exercise of Arbutus Inc. stock options. The total fair value of Arbutus Inc. stock options has been determined to be $3,287,000, using the Black-Scholes pricing model with the same assumption inputs used by the Company to determine the fair value of Arbutus options. Of the total fair value, $1,127,000 has been attributed as pre-combination service and included as part of the total acquisition consideration. The post-combination attribution of $2,160,000 will be recognized as compensation expense over the vesting period of the stock options through to December 2018. The Company has included $190,000 compensation expense related to the vesting of Arbutus Inc. stock options from the acquisition date through to June 30, 2015.

The aggregate fair value of consideration transferred to acquire Arbutus Inc.’s outstanding shares has been determined to be $381,942,000, and has been attributed to preliminary fair values of assets acquired and liabilities assumed as summarized in the following table, in thousands:

Consideration paid:
Common shares issued without subjects	$371,553
Common shares issued subject to repurchase provision	9,262
Common shares issuable for Arbutus Inc. stock options	1,127
$381,942

Identifiable assets acquired and liabilities assumed:
Cash	$324
Prepaid expenses and other assets	116
Accounts receivable	8
Property and equipment	147
Acquired intangible assets	390,017
Goodwill	156,053
Accounts payable and accrued liabilities	(3,580)
Other noncurrent liabilities (note 8)	(5,136)
Deferred income tax liability	(156,017)
Total purchase price allocation	$381,942

The preliminary fair value of intangible assets is estimated to be $390,017,000 using the income approach. The income approach uses valuation techniques to discount future economic benefits attributed to the subject intangible asset to a present value. Present value is based on current market expectations about those future amounts and includes management’s estimates of risk-adjusted future incremental earnings that may be achieved upon regulatory approval, promotion, and distribution associated with the rights and includes estimated cash flows of approximately 20 years and a discount rate of approximately 13.8%. The identifiable intangible assets acquired consist of in-process research and development (IPR&D) HBV assets, as summarized in the table below:

$
IPR&D – Cyclophilins	35,124
IPR&D – Immune Modulator	189,182
IPR&D – Antigen Inhibitors	35,520
IPR&D – cccDNA	130,191
Total IPR&D	$390,017

ARBUTUS BIOPHARMA CORPORATION

(formerly Tekmira Pharmaceuticals Corporation)

Notes to condensed consolidated financial statements

(Unaudited)

(Expressed in US dollars – tabular amounts in thousands)

All IPR&D acquired are currently classified as indefinite-lived and so is not currently being amortized. IRP&D becomes definite-lived upon the completion or abandonment of the associated research and development efforts, and will be amortized from that time over an estimated useful life based on respective patent terms. The fair value of each IPR&D asset will continue to be evaluated on a quarterly basis for indicators of impairment.

Based on the preliminary fair values above, an amount of $156,053,000 has been allocated to goodwill, which represents the excess of the purchase price over the final value assigned to the net assets acquired. Goodwill is attributable to synergies expected to arise after the Company’s acquisition of Arbutus Inc. The full amount of the goodwill has been assigned to Arbutus, which is the reporting unit management has determined the goodwill to be associated with. The goodwill is not deductible for tax purposes, and is not amortized, but will be evaluated for impairment on an annual basis.

The amount of net loss of Arbutus Inc. included in the consolidated statements of operations from the acquisition date, through the period ended June 30, 2015 was $4,072,000. Arbutus Inc. did not earn any revenues from the acquisition date through the period ended June 30, 2015.

The following table presents the unaudited pro forma results for the three and six months ended June 30, 2015 and 2014. The pro forma financial information combines the results of operations of Arbutus, Arbutus Inc., Protiva, Protiva USA, and Enantigen as though the businesses had been combined as of the beginning of fiscal 2014. The pro forma financial information is presented for informational purposes only, and is not indicative of the results of operations that would have been achieved if the merger had taken place at the beginning of fiscal 2014. The pro forma financial information presented includes acquisition costs, amortization charges for acquired tangible assets, but does not include amortization charges for acquired intangible assets as these assets have not yet been put in use.

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Pro forma information
Gross Revenue	$3,440	$1,811	$8,122	$6,241
Loss from operations	(14,420)	(13,844)	(39,491)	(24,278)
Net loss	(14,886)	(10,479)	(33,940)	(32,962)
Basic and diluted loss per share	(0.27)	(0.23)	(0.67)	(0.73)

4.	Collaborations, contracts and licensing agreements

The following tables set forth revenue recognized under collaborations, contracts and licensing agreements, in thousands:

	Three months ended June 30		Six months ended June 30
	2015	2014	2015	2014
Collaborations and contracts
DoD (a)	$1,862	$861	$4,907	$4,101
Monsanto (b)	269	283	517	526
BMS (d)	-	-	-	206
Dicerna (e)	179	-	406	-
Total research and development collaborations and contracts	2,310	1,144	5,830	4,833

Licensing fees, milestone and royalty payments
Monsanto licensing fees and milestone payments (b)	805	626	1,647	1,171
Acuitas milestone payments (c)	-	-	-	150
Dicerna licensing fee (e)	263	-	526	-
Spectrum royalty payments (f)	62	41	119	87
Total licensing fees, milestone and royalty payments	1,130	667	2,292	1,408
Total revenue	$3,440	$1,811	$8,122	$6,241

ARBUTUS BIOPHARMA CORPORATION

(formerly Tekmira Pharmaceuticals Corporation)

Notes to condensed consolidated financial statements

(Unaudited)

(Expressed in US dollars – tabular amounts in thousands)

The following table sets forth deferred collaborations and contracts revenue:

	June 30, 2015	December 31, 2014

DoD (a)	$563	$313
Monsanto current portion (b)	3,746	4,245
Dicerna current portion (e)	1,296	1,221
Deferred revenue, current portion	5,605	5,785
Monsanto long-term portion (b)	7,336	8,666
Dicerna long-term portion (e)	709	1,271
Total deferred revenue	$13,650	$15,722

(a) Contract with United States Government’s Department of Defense (“DoD”) to develop TKM-Ebola

On July 14, 2010, the Company signed a contract with the DoD to advance TKM-Ebola, an RNAi therapeutic utilizing the Company’s lipid nanoparticle technology to treat Ebola virus infection.

In the initial phase of the contract, funded as part of the Transformational Medical Technologies program, the Company was eligible to receive up to $34,700,000. This initial funding is for the development of TKM-Ebola including completion of preclinical development, filing an Investigational New Drug application with the United States Food and Drug Administration (“FDA”) and completing a Phase 1 human safety clinical trial. On May 8, 2013, the Company announced that the contract had been modified to support development plans that integrate recent advancements in lipid nanoparticle (“LNP”) formulation and manufacturing technologies. The contract modification increased the stage one targeted funding by an additional $6,970,000. On April 22, 2014, the Company and the DoD signed a contract modification to further increase the stage one targeted funding by $2,100,000 to $43,819,000. The additional funding is to compensate the Company for unrecovered overheads related to the temporary stop-work period that occurred in 2012 and to provide additional overhead funding should it be required. In May 2015, the Company and the DoD signed a contract modification to further increase stage one funding by up to $1,000,000.

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

In March 2015, the Company and the DoD signed a contract modification to provide up to $2,250,000 to fund the Company for TKM-Ebola-Guinea IND submission expenses.

Under the contract, the Company is reimbursed for costs incurred, including an allocation of overhead costs, and is paid an incentive fee. At the beginning of the fiscal year the Company estimates its labour and overhead rates for the year ahead. At the end of the year the actual labour and overhead rates are calculated and revenue is adjusted accordingly. The Company’s actual labour and overhead rates will differ from its estimated rates based on actual costs incurred and the proportion of the Company’s efforts on contracts and internal products versus indirect activities. Within minimum and maximum collars, the amount of incentive fee the Company can earn under the contract varies based on costs incurred versus budgeted costs. During the contractual period, incentive fee revenue and total costs are impacted by management’s estimate and judgments which are continuously reviewed and adjusted as necessary using the cumulative catch-up method. At June 30, 2015, the Company believes it can reliably estimate the final contract costs so has recognized the portion of expected incentive fee which has been earned to date.

On July 20, 2015, the Company announced given the unclear development path for TKM-Ebola, development activities will be suspended and a joint re-evaluation of the development contract with the DoD is underway.

ARBUTUS BIOPHARMA CORPORATION

(formerly Tekmira Pharmaceuticals Corporation)

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

In May 2015, the arrangement was amended to extend the option period by approximately five months, with payments up to $2,000,000 for the extension period. From inception of the contract to June 30, 2015, the Company had received $18,550,000 from MonsantoThe amounts received relate to research services and use of the Company’s technology over the option period, and are recognized as revenue on a straight-line basis over the extended option period.

Under the Agreements, the Company has established a wholly-owned subsidiary, PADCo. The Company has determined that PADCo is a variable interest entity (“VIE”); however, Monsanto is the primary beneficiary of the arrangement. PADCo was established to perform research and development activities, which have been funded by Monsanto in return for a call option to acquire the equity or all of the assets of PADCo. At any time during the option period, Monsanto may choose to exercise its option, in which case Monsanto would pay the Company an option exercise fee and would receive a worldwide, exclusive right to use the Company’s proprietary delivery technology in the field of agriculture. Monsanto may elect to terminate this option at their discretion. The Company retains all rights to therapeutics uses of all current intellectual property and intellectual property developed under the Agreements. The Company’s initial investment is not significant, and has no implied or unfunded commitments and the maximum exposure to loss is limited to the amount of investment in the entity. The Company has included its investment in PADco in Other Assets. There were no significant assets or liabilities for PADCo as at June 30, 2015. There was no equity income or loss with respect to PADCo recorded for the six months ended June 30, 2015.

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

Arbitration with Alnylam and Ascletis Pharmaceuticals (Hangzhou) Co. Ltd. (“Ascletis”)

On June 21, 2013, the Company transferred manufacturing process technology to Ascletis to enable them to produce ALN-VSP, a product candidate licensed to them by Alnylam. The Company believes that under the new licensing agreement with Alnylam, the technology transfer to Ascletis triggers a $5,000,000 milestone obligation from Alnylam to the Company. However, Alnylam has demanded a declaration that the Company has not yet met its milestone obligations. The Company disputes Alnylam’s position. To remedy this dispute, the Company and Alnylam have commenced arbitration proceedings as provided for under the agreement. The hearing date for this arbitration took place in May 2015, and a decision of the arbitrator is pending. The Company has not recorded any revenue in respect of this milestone.

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

The revenue earned for the six months ended June 30, 2014 was related to BMS batches shipped during the period. In August 2014, the agreement expired and both companies’ obligations under the agreement ended.

ARBUTUS BIOPHARMA CORPORATION

(formerly Tekmira Pharmaceuticals Corporation)

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

The Company determined the deliverables under the Agreements included the rights granted, participation in the joint development committee, materials manufactured and other services provided, as directed under the joint development committee. The Company has determined that manufacturing services and other services provided have standalone value, as a separate statement of work is executed and invoiced for each manufacturing or service work order. The relative fair values are determined as a batch price or fee is estimated upon the execution of each work order, with actual expenditures charged at comparable market rates with embedded margins on each work order. Manufacturing work orders are invoiced at the time of execution of the work order, at the initiation of manufacture, and at the release of materials. Revenue from service work orders is recognized as the services are performed. The license and participation in the joint development committee have been determined by the Company to not have standalone value due to the uniqueness of the subject matter under the Agreements. Therefore, these deliverables are treated as one unit of accounting and recognized as revenue over the performance period, which the Company has estimated to be approximately 28 months.

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

Talon was acquired by Spectrum in July 2013. The acquisition does not affect the terms of the license between Talon and the Company. On September 3, 2013, Spectrum announced that they had shipped the first commercial orders of Marqibo. For the three and six months ended June 30, 2015, the Company recorded $62,000 and $119,000 in Marqibo royalty revenue (three and six months ended June 30, 2014 - $41,000 and $87,000 respectively). For the six months ended June 30, 2015, the Company accrued 2.5% in royalties due to TPC in respect of the Marqibo royalty earned by the Company – see note 8, contingencies and commitments.

ARBUTUS BIOPHARMA CORPORATION

(formerly Tekmira Pharmaceuticals Corporation)

Notes to condensed consolidated financial statements

(Unaudited)

(Expressed in US dollars – tabular amounts in thousands)

5.	Accounts payable and accrued liabilities

Accounts payable and accrued liabilities is comprised of the following, in thousands:

	June 30, 2015	December 31, 2014

Trade accounts payable	$2,802	$2,044
Research and development accruals	1,914	2,391
License fee accruals	-	250
Professional fee accruals	604	1,294
Deferred lease inducements	364	250
Payroll accruals	491	2,873
Other accrued liabilities	745	226
	$6,920	$9,328

6.	Financing

On March 25, 2015, the Company announced that it had completed an underwritten public offering of 7,500,000 common shares, at a price of $20.25 per share, representing gross proceeds of $151,875,000. The Company also granted the underwriters a 30-day option to purchase an additional 1,125,000 shares for an additional $22,781,000 to cover any over-allotments. The underwriters did not exercise the option. The cost of financing, including commissions and professional fees, was $9,700,000, resulting in net proceeds of $142,177,000.

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

The carrying amount of financial assets represents the maximum credit exposure. The maximum exposure to credit risk at June 30, 2015 was the accounts receivable balance of $6,332,000 (December 31, 2014 - $1,903,000).

All accounts receivable balances were current as at June 30, 2015 and at December 31, 2014.

8.	Contingencies and commitments

Product development partnership with the Canadian Government

The Company entered into a Technology Partnerships Canada ("TPC") agreement with the Canadian Federal Government on November 12, 1999. Under this agreement, TPC agreed to fund 27% of the costs incurred by the Company, prior to March 31, 2004, in the development of certain oligonucleotide product candidates up to a maximum contribution from TPC of $7,179,000  (C$9,323,000). As at June 30, 2015, a cumulative contribution of $2,965,000  (C$3,702,000) has been received and the Company does not expect any further funding under this agreement. In return for the funding provided by TPC, the Company agreed to pay royalties on the share of future licensing and product revenue, if any, that is received by the Company on certain non-siRNA oligonucleotide product candidates covered by the funding under the agreement. These royalties are payable until a certain cumulative payment amount is achieved or until a pre-specified date. In addition, until a cumulative amount equal to the funding actually received under the agreement has been paid to TPC, the Company agreed to pay 2.5% royalties on any royalties the Company receives for Marqibo. For the three and six months ended June 30, 2015, the Company earned royalties on Marqibo sales in the amount of $62,000 and $119,000 respectively (three and six months ended June 30, 2014 – $41,000 and $87,000 respectively) (see note 4(f)), resulting in $3,000 being recorded by the Company as royalty payable to TPC (June 30, 2014 - $2,000). The cumulative amount paid or accrued up to June 30, 2015 was $9,000, resulting in the contingent amount due to TPC being $2,956,000 (C$3,692,000).

License agreement with Marina Biotech, Inc. (“Marina”)

On November 29, 2012 the Company announced a worldwide, non-exclusive license to a novel RNAi payload technology called Unlocked Nucleobase Analog (“UNA”) from Marina for the development of RNAi therapeutics.

ARBUTUS BIOPHARMA CORPORATION

(formerly Tekmira Pharmaceuticals Corporation)

Notes to condensed consolidated financial statements

(Unaudited)

(Expressed in US dollars – tabular amounts in thousands)

UNA technology can be used in the development of RNAi therapeutics, which treats disease by silencing specific disease causing genes. UNAs can be incorporated into RNAi drugs and have the potential to improve them by increasing their stability and reducing off-target effects.

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

Effective August 9, 2013, Marina’s UNA technology was acquired by Arcturus Therapeutics, Inc. (“Arcturus”) and the UNA license agreement between the Company and Marina was assigned to Arcturus. The terms of the license are otherwise unchanged. On December 22, 2014, the Company received clearance from Health Canada to conduct a Phase I Clinical Study with TKM-HBV, which utilizes Arcturus’ UNA technology. This triggered the accrual of $250,000 as at December 31, 2014 related to the milestone payable to Arcturus upon the dosing of first subject in a Phase I clinical trial of TKM-HBV, which occurred and was paid by the Company in January 2015.

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

ARBUTUS BIOPHARMA CORPORATION

(formerly Tekmira Pharmaceuticals Corporation)

Notes to condensed consolidated financial statements

(Unaudited)

(Expressed in US dollars – tabular amounts in thousands)

Contingent consideration from Arbutus Inc. acquisition of Enantigen and License Agreements between Enantigen and Blumberg and Drexel

In October 2014, Arbutus Inc. acquired all of the outstanding shares of Enantigen pursuant to a stock purchase agreement. Through this transaction, Arbutus Inc. acquired a HBV surface antigen secretion inhibitor program and a capsid assembly inhibitor program, each of which are now assets of Arbutus, following the Company’s merger with Arbutus Inc. – see note 3.

Under the stock purchase agreement, Arbutus Inc. agreed to pay up to a total of $21,000,000 to Enantigen’s selling stockholders upon the achievement of certain triggering events related to Enantigen’s two programs in pre-clinical development related to HBV therapies. The first triggering event is the enrollment of first patient in Phase 1b clinical trial in HBV patients, which the Company does not expect to occur in the next twelve-month period.

The regulatory milestone payments have an estimated fair value of approximately $5,136,000 and have been treated as contingent consideration payable in the preliminary purchase price allocation (note 3), based on information available at the date of acquisition, using a probability weighted assessment of the likelihood the milestones would be met and the estimated timing of such payments, and then the potential contingent payments were discounted to their present value using a probability adjusted discount rate that reflects the early stage nature of the development program, time to complete the program development, and overall biotech indices.

The Company is currently undertaking valuation assessments of assets acquired and liabilities assumed from Arbutus Inc., which includes a valuation assessment of the contingent consideration.

Drexel and Blumberg:

In February 2014, Arbutus Inc. entered into a license agreement with Blumberg and Drexel that granted an exclusive, worldwide, sub-licensable license to three different compound series: cccDNA inhibitors, capsid assembly inhibitors and HCC inhibitors.

In partial consideration for this license, Arbutus Inc. paid a license initiation fee of $150,000 and issued warrants to Blumberg and Drexel. Under this license agreement, Arbutus Inc. also agreed to pay up to $3,500,000 in development and regulatory milestones per licensed compound series, up to $92,500,000 in sales performance milestones per licensed product, and royalties in the mid-single digits based upon the proportionate net sales of licensed products in any commercialized combination. The Company is obligated to pay Blumberg and Drexel a double digit percentage of all amounts received from the sub-licensees, subject to customary exclusions.

In November 2014, Arbutus Inc. entered into an additional license agreement with Blumberg and Drexel pursuant to which it received an exclusive, worldwide, sub-licensable license under specified patents and know-how controlled by Blumberg and Drexel covering epigenetic modifiers of cccDNA and STING agonists. In consideration for these exclusive licenses, Arbutus Inc. made an upfront payment of $50,000. Under this agreement, the Company will be required to pay up to $1,000,000 for each licensed product upon the achievement of a specified regulatory milestone and a low single digit royalty, based upon the proportionate net sales of compounds covered by this intellectual property in any commercialized combination. The Company is also obligated to pay Blumberg and Drexel a double digit percentage of all amounts received from its sub-licensees, subject to exclusions.

Research Collaboration and Funding Agreement with Blumberg

In October 2014, Arbutus Inc. entered into a research collaboration and funding agreement with Blumberg under which the Company will provide $1,000,000 per year of research funding for three years, renewable at the Company’s option for an additional three years, for Blumberg to conduct research projects in HBV and liver cancer pursuant to a research plan to be agreed upon by the parties. Blumberg has exclusivity obligations to Arbutus with respect to HBV research funded under the agreement. In addition, the Company has the right to match any third party offer to fund HBV research that falls outside the scope of the research being funded under the agreement. Blumberg has granted the Company the right to obtain an exclusive, royalty bearing, worldwide license to any intellectual property generated by any funded research project. If the Company elects to exercise its right to obtain such a license, the Company will have a specified period of time to negotiate and enter into a mutually agreeable license agreement with Blumberg. This license agreement will include the following pre negotiated upfront, milestone and royalty payments: an upfront payment in the amount of $100,000; up to $8,100,000 upon the achievement of specified development and regulatory milestones; up to $92,500,000 upon the achievement of specified commercialization milestones; and royalties at a low single to mid-single digit rates based upon the proportionate net sales of licensed products from any commercialized combination.

ARBUTUS BIOPHARMA CORPORATION

(formerly Tekmira Pharmaceuticals Corporation)

Notes to condensed consolidated financial statements

(Unaudited)

(Expressed in US dollars – tabular amounts in thousands)

NeuroVive Pharmaceutical AB (“NeuroVive”)

In September 2014, Arbutus Inc. entered into a license agreement with NeuroVive that granted them an exclusive, worldwide, sub-licensable license to develop, manufacture and commercialize, for the treatment of HBV, oral dosage form sanglifehrin based cyclophilin inhibitors (including OCB-030). Under this license agreement, the Company has been granted a non-exclusive, royalty free right and license and right of reference to NeuroVive’s relevant regulatory approvals and filings for the sole purpose of developing, manufacturing and commercializing licensed products for the treatment of HBV. Under this license agreement, the Company has (1) an option to expand its exclusive license to include treatment of viral diseases other than HBV and (2) an option, exercisable upon specified conditions, to expand its exclusive license to include development, manufacture and commercialization of non-oral variations of licensed products for treatment of viral diseases other than HBV. NeuroVive retains all rights with respect to development, manufacture and commercialization of licensed products and non-oral variations of licensed products for all indications (other than HBV) for which the Company has not exercised its option.

In partial consideration for this license, Arbutus Inc. paid NeuroVive a license fee of $1,000,000. The Company is also obligated to pay up to $47,000,000 in clinical development and regulatory milestones per indication and up to $102,500,000 in sales performance milestones per licensed product and indication. If the Company is acquired by a third party in a transaction that meets certain criteria, then the Company or its acquiror will be obligated to pay all remaining development, regulatory and sales milestone payments, regardless of whether the applicable milestone events have been achieved, for each licensed product that entered clinical development before such acquisition. As describe in note 3, the acquisition of Arbutus Inc. by the Company was completed by way of a Merger Agreement, which does not trigger any of the aforementioned milestone payments. The Company has agreed to pay NeuroVive tiered royalties in the mid-single to low-double digit range based upon the proportionate gross sales of patented licensed products from any commercialized combination. If the Company terminates this license agreement in its entirety for convenience prior to the first commercial sale of any licensed product, the Company will be obligated to pay NeuroVive a termination fee of $2,000,000.

Cytos Biotechnology Ltd (“Cytos”)

On December 30, 2014, Arbutus Inc. entered into an exclusive, worldwide, sub-licensable (subject to certain restrictions with respect to licensed viral infections other than hepatitis) license to six different series of compounds. The licensed compounds are Qbeta-derived virus-like particles that encapsulate TLR9, TLR7 or RIG-I agonists and may or may not be conjugated with antigens from the hepatitis virus or other licensed viruses.  The Company has an option to expand this license to include additional viral infections other than influenza and Cytos will retain all rights for influenza, all non-viral infections, and all viral infections (other than hepatitis) for which it has not exercised its option.

In partial consideration for this license, the Company is obligated to pay Cytos up to a total of $67,000,000 for each of the six licensed compound series upon the achievement of specified development and regulatory milestones; for hepatitis and each additional licensed viral infection, up to a total of $110,000,000 upon the achievement of specified sales performance milestones; and tiered royalty payments in the high-single to low-double digits, based upon the proportionate net sales of licensed products in any commercialized combination.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis by our management of our financial position and results of operations in conjunction with our audited consolidated financial statements and related notes thereto included as part of our Annual Report on Form 10-K for the year ended December 31, 2014 and our unaudited condensed consolidated financial statements for the three and six month periods ended June 30, 2015. Our consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles and are presented in U.S. dollars.

FORWARD-LOOKING STATEMENTS

The information in this report contains forward-looking information and forward-looking statements (collectively, forward-looking statements) within the meaning of applicable securities laws. Forward-looking statements in this report include statements about our strategy, future operations, clinical trials, prospects and the plans of management; the discovery, development and commercialization of a cure for HBV; the formation of a discrete business unit to manage, develop and maximize the value (both short-term and long term) of our non-HBV assets (including new product development and partnering opportunities); our beliefs and development path and strategy to achieve a cure for HBV; our intention to conduct a rolling Phase II clinical program for HBV (using an iterative process of combination drug candidates), the use of results from this program to design additional treatment regimens for next cohorts and to conduct a Phase III clinical trial intended to ultimately support regulatory filings for marketing approval; our intention to continue expanding our HBV pipeline through internal development, acquisitions and in-licenses; the research benefits of the collaboration with The Baruch S. Blumberg Institute, including expansion of our HBV pipeline through internal development, acquisitions and in-licenses; expected results from our TKM-HBV Phase I clinical trial in the second half of 2015; our plans to modify the clinical program for TKM-PLK1 to study the effect on viral parameters in chronic HBV patients enrolled in the HCC trial; the completion of our OCB-030 studies in order to file an IND, or equivalent, by year end 2015; the direct progression of CYT-003 into patients; expectations of filing an IND, or equivalent, and initial Phase I studies with one of two core protein inhibitors as oral therapeutics for the treatment of chronic HBV infection in 2016; expectations of filing an IND, or equivalent, for our HBV surface antigen secretion inhibitors in 2016; expectations of filing an IND, or equivalent, for cccDNA formation inhibitors in 2016; our belief in the significant value of our non-HBV assets and the maximization of these asset values; our expanded Phase I/II clinical trial with TKM-PLK1 and expected reporting of final data in the second half of 2015; Fast Track designation from the US FDA for the development of TKM-Ebola; the partial clinical hold on TKM-Ebola by the FDA, our response to the partial clinical hold and expectations of resolving the matter; the joint re-evaluation of our Ebola related DoD development contract; partnering or external funding opportunities to maximize TKM-Ebola-Guinea, TKM-Marburg, TKM-HTG, TKM-ALDH; the effects of our products on the treatment of chronic Hepatitis B infection, cancer, infectious disease, alcohol use disorder, and other diseases; the potential of RNAi to generate a new class of therapies; our RNAi pipeline and the advancement thereof with a focus on realizing the value of these assets; new product development and partnering opportunities in LNP technology; the expected efficacy of our various HBV therapies; our continued commitment to our non-HBV assets, both clinical and preclinical, and realization of value for these non-HBV assets; the quantum and triggering of payments to our partners, including payments to Dicerna, Cytos, Blumberg, Drexel, Enantigen’s selling stockholders and NeuroVive; future changes in the fair value of our warrant liability; the expected return from strategic alliances, licensing agreements, and research collaborations, such as the potential value of a transaction with the DoD, Monsanto Company and a grant from the U.S. National Institutes of Health; our intent to retain earnings, if any, to finance the growth and development of their business and not to pay dividends or to make any other distributions in the near future; arbitration proceedings with Alnylam Pharmaceuticals, Inc. in connection with ALN-VSP; arbitration proceedings with the University of British Columbia in connection with alleged unpaid royalties; anticipated royalty receipts; statements with respect to revenue and expense fluctuation and guidance; and the quantum and timing of potential funding.

With respect to the forward-looking statements contained in this report, we have made numerous assumptions regarding, among other things: LNP’s status as a leading RNAi delivery technology; our research and development capabilities and resources; the effectiveness of our products as a treatment for chronic Hepatitis B infection, cancer, infectious disease, alcohol use disorder, or other diseases; the timing and quantum of payments to be received under contracts with our partners including Alnylam, Spectrum, Dicema, Monsanto and the DoD; assumptions related to our share price volatility, expected lives of warrants and warrant issuances and/or exercises; and our financial position and our ability to execute our business strategy. While we consider these assumptions to be reasonable, these assumptions are inherently subject to significant business, economic, competitive, market and social uncertainties and contingencies.

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

OVERVIEW

Arbutus Biopharma Corporation (“Arbutus”, “we”, “us”, and “our”) is a publicly traded industry-leading therapeutic solutions company focused on discovering, developing and commercializing a cure for patients suffering from chronic hepatitis B (HBV) infection, a disease of the liver caused by hepatitis B. Effective July 31st, 2015, our corporate name changed from Tekmira Pharmaceuticals Corporation to Arbutus Biopharma Corporation. Also effective July 31st, 2015, the corporate name of our wholly owned subsidiary, OnCore Biopharma, Inc. changed to Arbutus Biopharma Inc. (“Arbutus Inc.”).  Including Arbutus Inc., we have five wholly owned subsidiaries: Protiva Biotherapeutics Inc. (“Protiva”), Protiva Agricultural Development Company Inc. (“PADCo”), Protiva Biotherapeutics (USA) Inc. (“Protiva USA”) and Enantigen Therapeutics, Inc. (“Enantigen”).  Unless stated otherwise or the context otherwise requires, references herein to “Arbutus”, “we”, “us” and “our”  refer to Arbutus Biopharma Corporation, and, unless the context requires otherwise, one or more subsidiaries through which we conduct business.

In March of 2015, we completed a merger whereby Arbutus Inc. became our wholly owned subsidiary. The transaction was approved by 99.5% of votes cast by our shareholders voting at a Special Meeting held on Tuesday, March 3, 2015, and representing 51.2% of our common shareholders. In connection with the transaction, we issued 23,973,315 common shares to the shareholders of Arbutus Inc. in exchange for their Arbutus Inc. securities, and Arbutus Inc. became our wholly-owned subsidiary.

Together with our subsidiaries, we have an industry leading pipeline focused on finding a cure for chronic HBV infection. This HBV pipeline consists of multiple drug candidates, with complementary mechanisms of action. Our unique strategy is to target the three pillars we believe are necessary to deliver an HBV cure, including: (i)  suppressing HBV viral replication, (ii) restoring host response by suppressing HBV surface antigen (HBsAg) or activating/stimulating the host immune system directed at HBV, and (iii) eliminating covalently closed circular DNA (cccDNA), the reservoir of viral genomic material.

We believe our chances for success in HBV are increased and risk is mitigated by having a portfolio of assets targeting these three strategies. More importantly, we believe combination therapies are the key to HBV treatment and a potential cure, and clinical development can be accelerated when multiple components of a combination therapy regimen are controlled by the same company. This is why, together with our subsidiaries, we have retained exclusive worldwide development and commercialization rights to all of our drug candidates and programs in HBV.

Arbutus is also recognized as a world leader in RNA interference (RNAi) delivery technology. We have focused on advancing novel RNAi-based therapeutics. RNA interference is considered one of the most important discoveries in the field of biomedical science in the last decade. RNAi has the potential to generate a new class of therapies that take advantage of the body’s own natural processes to silence genes and, by extension, treat serious human diseases that often rely on the production of certain proteins at the genetic level. With this ability to eliminate disease-causing proteins from cells, RNAi therapies represent opportunities for therapeutic intervention that have not been achievable with conventional therapeutics.

In addition to our HBV pipeline, we also have an RNAi product pipeline which is focused on anti-virals, oncology and metabolic product platforms, in areas where there is a significant medical need and commercial opportunity. Our proprietary LNP Delivery Platform allows for the delivery of RNAi drugs. By encapsulating the RNAi trigger molecules in lipid nanoparticles (LNP) our LNP technology enables efficient delivery and uptake into target cells. Our LNP technology represents the most widely adopted delivery method in RNAi. To date, it has enabled nine clinical trials and has been administered to more than 250 patients.

We have formed a discrete business unit to manage, develop and maximize the value of our non-HBV assets. This business unit will be independently financed through current and potential collaborations and partnerships, and includes preclinical RNAi product candidates, intellectual property and related know how of the LNP delivery technology platform and strategic partnerships exploiting the LNP technology. Because LNP can enable a wide variety of nucleic acid triggers, including mRNA, we continue to seek new product development and partnering opportunities based on what we believe is our industry-leading delivery expertise.

We remain committed to continuing to support the work of our product development partners and intellectual property licensees with the goal of realizing the short-term and long term financial potential of these partnerships.

Voluntary Delisting from the Toronto Stock Exchange (TSX)

Our common shares were voluntarily delisted from the Toronto Stock Exchange ("TSX") as of the close of business on Tuesday, March 3, 2015. Prior to the voluntary delisting, our common shares traded on the TSX under the symbol “TKM”. We continue to be listed on the NASDAQ. In conjunction with our name change to Arbutus Biopharma Corporation our ticker symbol was changed to “ABUS”.

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

HBV Product Pipeline

TKM-HBV

HBV causes the most common serious liver infection in the world. The World Health Organization (WHO) estimates that 350 million people worldwide are chronically infected with the virus, and other estimates suggest this could include up to 1.4 million people in the United States. Individuals chronically infected with HBV are at an increased risk of developing significant liver disease, including cirrhosis, or permanent scarring of the liver, as well as liver failure and hepatocellular carcinoma (HCC) or liver cancer. According to the Hepatitis B Foundation, HBV is the cause of up to 80% of liver cancers. Individuals with liver cancer typically have a five-year survival rate of about 15%. The WHO estimates that more than 780,000 people die every year due to the consequences of hepatitis B infection.

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

TKM-HBV is designed to address an unmet medical need and reduce HBsAg expression in patients chronically infected with HBV. Reducing HBsAg is thought to be a key prerequisite to enable a patient’s immune system to raise an adequate antibody response against the virus. The ability of TKM-HBV to inhibit numerous viral elements in addition to HBsAg increases the likelihood of successfully controlling the viral infection.

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

TKM-PLK1

Our oncology product platform, TKM-PLK1, targets polo-like kinase 1 (PLK1), a protein involved in tumor cell proliferation and a validated oncology target. Inhibition of PLK1 expression prevents the tumor cell from completing cell division, resulting in cell cycle arrest and death of the cancer cell. We are currently evaluating our oncology product candidate, TKM-PLK1, in clinical trials with patients who have Gastrointestinal Neuroendocrine Tumors (GI-NET), Adrenocortical Carcinoma (ACC) and Hepatocellular Carcinoma (HCC). Based on a hypothesis that inhibition of PLK-1 could have utility in treating HBV, we have modified the clinical program for TKM-PLK1 to study the effect of PLK1 on viral parameters in chronic HBV patients enrolled in the HCC trial.

Cyclophilin Inhibitor — OCB-030

Cyclophilins are proteins that have been shown to play a role in several biological processes, including viral infection. By inhibiting cyclophilin, we believe the ability of HBV to replicate can be impaired and the host immune response toward HBV may be enhanced. We have licensed from NeuroVive Pharmaceutical AB, or (“NeuroVive”), the exclusive rights to develop and commercialize cyclophilin inhibitor drug candidates, including OCB-030, for the treatment of hepatitis B. We are engaged in pre-clinical studies which we expect to be completed in order to file an IND, or an equivalent filing with foreign regulatory authorities, by year end 2015.

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

Licensed from Cytos Biotechnology Ltd., (“Cytos”), CYT003 is a biological carrier which is filled with the immunostimulatory oligonucleotide called G10. G10 a toll-like receptor-9 (TLR-9) agonist. CYT-003 has been shown to directly activate B cells and stimulates human (plasmacytoid dendritic cells) pDC to secrete Interferon alpha. CYT-003 also activates other antigen presenting cells indirectly and promotes the development of TH1 type cytokine response. This is thought to be potentially beneficial in promoting anti-HBV T cell immunity. CYT-003 has previously been utilised in human trials in other indications and therefore could move quickly into the clinic in HBV infected patients. We initiated preclinical studies to demonstrate proof of concept first half of 2015. If the preclinical studies show utility in HBV, we will progress straight into patients given the existing safety database and the open INDs.

Core Protein/ Capsid Assembly Inhibitors

We are developing two core protein inhibitors (also known as capsid assembly inhibitors) as oral therapeutics for the treatment of chronic HBV infection. By inhibiting assembly of the viral capsid, the ability of hepatitis B virus to replicate is impaired, which subsequently reduces the amount of new virus produced, and which may have an effect on cccDNA. We acquired exclusive, worldwide rights to these drug candidates through an in-license from Blumberg and Drexel University, or (“Drexel”), and through Arbutus Inc.’s recent acquisition of Enantigen Therapeutics, Inc., or (“Enantigen”). We expect to file an IND with the FDA, or an equivalent filing with foreign regulatory authorities, and initiate Phase 1 studies with one of these compounds in 2016.

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

cccDNA Formation Inhibitors

We are developing multiple series of cccDNA formation inhibitors. The inhibition of cccDNA formation would reduce the amount of cccDNA in the infected liver cell and could ultimately eliminate the reservoir of HBV genomic material required for continued viral replication. We acquired the exclusive, worldwide rights to this program through an in-license from Blumberg. This program is currently in early optimization and we anticipate filing an IND with the FDA, or its equivalent in another territory, in 2016.

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

TKM-PLK1

Our oncology product platform, TKM-PLK1, targets PLK1, a protein involved in tumor cell proliferation and a validated oncology target. Inhibition of PLK1 expression prevents the tumor cell from completing cell division, resulting in cell cycle arrest and death of the cancer cell. Evidence that patients with elevated levels of PLK1 in their tumors exhibit poorer prognosis and survival rates has been documented in the medical literature. TKM-PLK1 is being evaluated in the following oncology indications where there are limited or ineffective therapies available: Gastrointestinal Neuroendocrine Tumors (GI-NET), Adrenocortical Carcinoma (ACC) and Hepatocellular Carcinoma (HCC).

GI-NET and ACC

GI-NET is the gastrointestinal subset of neuroendocrine tumors. According to a paper by Yao et al., (2008), a historical analysis of the U.S. National Cancer Institute, SEER database reveals the incidence of neuroendocrine tumors has increased faster in the last few decades than any other neoplasm, with a growth rate of greater than 3% expected to continue in the near term. The prevalence of GI-NET in the U.S. is estimated to be approximately 55,000 individuals. Prognosis for advanced or metastatic GI-NET, the target population for TKM-PLK1, is poor with 25-54% of patients surviving less than one year.

ACC is an ultra-rare form of cancer that develops in the adrenal gland. Data from the U.S. National Cancer Institute indicates there are approximately 500 patients in the U.S. with ACC. Survival prognosis for patients with ACC is poor. A large percentage of patients are not good surgical candidates and there is a lack of effective systemic therapies.

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

HCC

HCC is one of the most common cancers, one of the most deadly and a common outcome of chronic HBV infection, with over 650,000 deaths each year worldwide according to the Globocan 2012 database.  US incidence is estimated at 27,000 individuals with annual growth rates greater than 2%. HCC is an aggressive, hard-to-treat disease with one-year survival rates of less than 50% and five-year rates as low as 4% (National Cancer Institute). To date, Nexavar (sorafenib) is the only agent approved to treat HCC with an improvement in overall survival of just two to three months.

In May 2014, we initiated another Phase I/II clinical trial with TKM-PLK1, enrolling patients with advanced HCC. Patient dosing has commenced and we have completed the first treatment in cohorts one and two with HCC. This Phase I/II clinical trial is a multi-center, single arm, open label dose escalation study designed to evaluate the safety, tolerability and pharmacokinetics of TKM-PLK1 as well as determine the maximum tolerated dose in patients with advanced HCC. It will also include a preliminary assessment of the anti-tumor activity of TKM-PLK1 in this patient population. It is expected that approximately 38 patients with advanced HCC tumors will be enrolled in this Phase I/II clinical trial. Based on a hypothesis that inhibition of PLK-1 could have utility in treating HBV, we are planning to modify the clinical program for TKM-PLK1 to study the effect of PLK1 on viral parameters in chronic HBV patients enrolled in the HCC trial.

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

In May 2013, our collaboration with the JPM-MCS-BDTX was modified and expanded to include advances in LNP formulation technology. The contract modification increased the first stage of funding from $34.7 million to $41.7 million. In April 2014, we signed a second contract modification to increase this funding by $2.1 million to a total of $43.8 million to compensate Arbutus for unrecovered costs that occurred in 2012 and to provide additional funding should it be required. In May 2015 a further $1.0 million of funding was made available for stage one of the contract.

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

In July 2014, we received notice from the FDA placing the IND for TKM-Ebola on clinical hold until additional information is supplied, and the multiple ascending dose portion of the trial protocol is modified to ensure the safety of healthy volunteers. The clinical hold was subsequently modified to a partial clinical hold to permit the administration of TKM-Ebola to patients with a suspected or confirmed Ebola virus infection. Under the FDA’s expanded access program, several patients with a confirmed or suspected Ebola virus infection were treated with TKM-Ebola. Data are being collected and will be provided to the FDA under our IND. Health Canada also established a similar framework for the potential use of TKM-Ebola in the same group of patients.

In December 2014, the U.S. Congress amended the Rare and Tropical Disease list to include Ebola as a candidate for a potential Accelerated Review Voucher.

In April 2015, the FDA notified us that the partial clinical hold had been modified to permit repeat dosing of healthy volunteers at a dose of 0.24 mg/kg/day. However, the IND remains on partial clinical hold with regard to doses above 0.24 mg/kg/day in healthy volunteers. Given the unclear development path for TKM-Ebola, development activities have been suspended and a joint re-evaluation of the development contract with the U.S. DoD is underway.

TKM-Ebola-Guinea, an Anti-Ebola RNAi Therapeutic Targeting Ebola-Guinea Strain of Ebola Virus

In September 2014, we joined an international consortium led by the International Severe Acute Respiratory and Emerging Infection Consortium (ISARIC) at the University of Oxford, UK, to potentially provide an RNAi based investigational therapeutic for expedited clinical studies in West Africa.

In October 2014, the genomic sequence of the virus responsible for the recent outbreak in West Africa was determined from several viral isolates and the strain was called Ebola-Guinea. The results of this work were published in the New England Journal of Medicine (Baize S., et al. Emergence of Zaire Ebola Virus Disease in Guinea; New England Journal of Medicine , October 9, 2014, vol. 371 No. 15). In November 2014, the nomenclature for the strain was further refined and is now known as Ebola-Makona. (Kuhn, JH., et al. Nomenclature- and Database-Compatible Names for the Two Ebola Virus Variants that Emerged in Guinea and the Democratic Republic of the Congo in 2014; Viruses , Nov 24, 2014, 6, 4760-4799).  We rapidly developed a modified RNAi therapeutic to target the strain responsible for the epidemic in West Africa. The new product, TKM-Ebola-Guinea, is designed to exactly match the genomic sequence of the Makona strain with two RNAi molecule triggers.

In December 2014, we entered into a Manufacturing and Clinical Trial Agreement with the University of Oxford to provide the new TKM-Ebola-Guinea therapeutic product for clinical studies in West Africa. GMP manufacture of TKM-Ebola-Guinea has been completed and up to 100 treatment courses are available.  In March 2015, a Phase II single arm trial called RAPIDE (Rapid Assessment of Potential Interventions & Drugs for Ebola), was initiated in Sierra Leone, with TKM-Ebola-Guinea.  The study was led by ISARIC with funding from the Wellcome Trust. In June 2015 we announced closing of the enrollment for the trial as it reached a futility boundary, which was a predefined statistical endpoint. Data analysis is ongoing and the full results are pending.

The U.S. Department of Defense JPM-MCS-BDTX has also exercised an option, valued at $7.0 million, in our current contract to manufacture TKM-Ebola-Guinea. We have been awarded the option for scale-up and GMP manufacture of the product for approximately 500 treatment courses. This development activity together with other DoD funded Ebola related activities has been suspended and a joint re-evaluation of the development contract is underway.

In March 2015, we signed a contract modification to provide up to $2,250,000 to fund TKM-Ebola-Guinea IND submission expenses.

In April 2015, we, along with our collaborators at the University of Texas Medical Branch (UTMB) at Galveston, USA, published positive Ebola treatment data in the journal Nature (Thi EP., et al . Lipid Nanoparticle siRNA Treatment of Ebola-Virus-Makona-Infected Nonhuman Primates; Nature, April 22, 2015). Data demonstrated 100% survival of nonhuman primates previously infected with the West African Makona strain of Ebola virus even when treatment did not begin until three days after viral exposure a time point at which animals were five to six days away from death. These efficacy results are comparable to those obtained with TKM-Ebola, which also demonstrated up to 100% protection from an otherwise lethal dose of the virus.

We are exploring partnering or external funding opportunities to maximize the value of our Ebola related assets.

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

In 2010, along with UTMB, we were awarded a National Institutes of Health (NIH) grant to support research to develop RNAi therapeutics to treat Ebola and Marburg hemorrhagic fever viral infections. In November 2013, we announced data showing 100% survival in non-human primates infected with the Angola strain of the Marburg virus in two separate studies. These results build upon a study published earlier in the Journal of Infectious Disease showing 100% protection in guinea pig models of infection with Angola, Ci67 and Ravn strains of the Marburg virus using a broad spectrum RNAi therapeutic enabled by Arbutus’ LNP.

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

TKM-HTG

The most advanced program in our metabolic product platform is TKM-HTG targeted towards the rapid and sustained reductions of triglycerides to address the limitations of existing Hypertriglyceridemia (HTG) treatments. Hypertriglyceridemia is a type of dyslipidemia where there are high blood levels of triglycerides. Patients with severe HTG, (classified as triglyceride levels greater than 1000 mg/dL) are at risk of acute pancreatitis as well as the risk of cardiovascular disease. Approximately one million adults in the U.S. and 18 million worldwide suffer from severe HTG. (National Health and Nutrition Examination Survey, Centre for Disease Control, NHANES 2003-2004 data). High triglyceride levels are medically linked to an increased risk of cardiovascular disease, fatty liver disease, insulin resistance and pancreatitis.

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

Technology, Product Development and Licensing Agreements

In the field of RNAi therapeutics, we have licensed our LNP delivery technology to Alnylam, and to Merck & Co., Inc. (which has since been acquired by Alnylam). Alnylam has provided royalty bearing access of our LNP delivery technology to some of its partners. We have a licensing and collaboration agreement with Dicerna Pharmaceuticals, Inc.  In addition, we have ongoing research relationships with Monsanto, U.S. government grants and contracts and other undisclosed pharmaceutical and biotechnology companies. Outside the field of RNAi, we have a legacy licensing agreement with Spectrum Pharmaceuticals, Inc.

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

In July 2015, Alnylam announced initiation of a Phase III open label OLE study with patisiran (“APOLLO-OLE”) to evaluate the long-term safety and tolerability of patisiran in ATTR amyloidosis patients with FAP who were previously enrolled in the APOLLO Phase III study.

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

Spectrum Pharmaceuticals, Inc. (“Spectrum”)

In September 2013, we announced that our licensee, Spectrum, had launched Marqibo® through its existing hematology sales force in the United States. Since then commercial sales have occurred. Arbutus is entitled to mid-single digit royalty payments based on Marqibo®’s commercial sales. Marqibo®, which is a novel sphingomyelin/cholesterol liposome-encapsulated formulation of the FDA-approved anticancer drug vincristine, was originally developed by Arbutus. We out-licensed the product to Talon Therapeutics in 2006, and in July 2013, Talon was acquired by Spectrum. Marqibo®’s approved indication is for the treatment of adult patients with Philadelphia chromosome-negative acute lymphoblastic leukemia (Ph-ALL) in second or greater relapse or whose disease has progressed following two or more lines of anti-leukemia therapy. Spectrum has ongoing trials evaluating Marqibo® in three additional indications, which are: first line use in patients with Ph-ALL, Pediatric ALL and Non-Hodgkin’s lymphoma.

Monsanto Company (“Monsanto”)

In January 2014, we signed an Option Agreement and a Service Agreement with Monsanto, and granted Monsanto an option to obtain a license to use our proprietary LNP delivery technology. The transaction supports the application of LNP technology and related IP for use in agriculture. The potential value of the transaction could reach $86.2 million following the successful completion of milestones. In January 2014, we received $14.5 million of the $17.5 million in near term payments. We received additional payments of $1.5 million each in June 2014 and October 2014 following the achievement of specific program objectives, and $1.05 million in May 2015.

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

Dicerna Pharmaceuticals, Inc. (“Dicerna”)

In November 2014, we signed a licensing agreement and a development and supply agreement with Dicerna to license our LNP delivery technology for exclusive use in Dicerna's primary hyperoxaluria type 1 (PH1) development program. Dicerna will use our third generation LNP technology for delivery of DCR-PH1, Dicerna's product incorporating its Dicer substrate RNA (DsiRNA) molecule, for the treatment of PH1, a rare, inherited liver disorder that often results in kidney failure and for which there are no approved therapies. Under the agreements, Dicerna paid a $2.5 million upfront and will potentially make payments of $22 million in aggregate development milestones, plus tiered mid-single-digit royalty payments on future PH1 sales. This partnership also includes a supply agreement under which we will provide clinical drug supply and regulatory support for the rapid advancement of this product candidate.

Cytos Biotechnology Ltd (“Cytos”)

On December 30, 2014, Arbutus Inc., our wholly owned subsidiary, entered into an exclusive, worldwide, sub-licensable (subject to certain restrictions with respect to licensed viral infections other than hepatitis) license to six different series of compounds. The licensed compounds are Qbeta-derived virus-like particles that encapsulate TLR9, TLR7 or RIG-I agonists and may or may not be conjugated with antigens from the hepatitis virus or other licensed viruses.  We have an option to expand this license to include additional viral infections other than influenza and Cytos will retain all rights for influenza, all non-viral infections, and all viral infections (other than hepatitis) for which we have not exercised an option.

In partial consideration for this license, we will be obligated to pay Cytos up to a total of $67 million for each of the six licensed compound series upon the achievement of specified development and regulatory milestones; for hepatitis and each additional licensed viral infection, up to a total of $110 million upon the achievement of specified sales performance milestones; and tiered royalty payments in the high-single to low-double digits, based upon the proportionate net sales of licensed products in any commercialized combination.

The Baruch S. Blumberg Institute (“Blumberg”) and Drexel University (“Drexel”)

In February 2014, Arbutus Inc., our wholly owned subsidiary, entered into a license agreement with Blumberg and Drexel that granted an exclusive (except as to certain know-how and subject to retained non-commercial research rights), worldwide, sub-licensable license to three different compound series: cccDNA inhibitors, capsid assembly inhibitors and HCC inhibitors.

In partial consideration for this license, Arbutus Inc. paid a license initiation fee of $150,000 and issued warrants to Blumberg and Drexel. No warrants were outstanding as at the date Arbutus merged with Arbutus Inc. Under this license agreement, Arbutus Inc. also agreed to pay up to $3.5 million in development and regulatory milestones per licensed compound series, up to $92.5 million in sales performance milestones per licensed product, and royalties in the mid-single digits based upon the proportionate net sales of licensed products in any commercialized combination. We are obligated to pay Blumberg and Drexel a double digit percentage of all amounts received from the sub-licensees, subject to customary exclusions.

In November 2014, Arbutus Inc. entered into an additional license agreement with Blumberg and Drexel pursuant to which it received an exclusive (subject to retained non-commercial research rights), worldwide, sub-licensable license under specified patents and know-how controlled by Blumberg and Drexel covering epigenetic modifiers of cccDNA and STING agonists. In consideration for these exclusive licenses, Arbutus Inc. made an upfront payment of $50,000. Under this agreement, we will be required to pay up to $1.0 million for each licensed product upon the achievement of a specified regulatory milestone and a low single digit royalty, based upon the proportionate net sales of compounds covered by this intellectual property in any commercialized combination. We are also obligated to pay Blumberg and Drexel a double digit percentage of all amounts received from its sub-licensees, subject to exclusions.

License Agreements between Enantigen (“Enantigen”) and Blumberg and Drexel

In October 2014, Arbutus Inc., our wholly owned subsidiary, acquired all of the outstanding shares of Enantigen pursuant to a stock purchase agreement. Through this transaction, Arbutus Inc. acquired a HBV surface antigen secretion inhibitor program and a capsid assembly inhibitor program, each of which are now assets of Arbutus, following our merger with Arbutus Inc.

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

Research Collaboration and Funding Agreement with Blumberg

In October 2014, Arbutus Inc., our wholly owned subsidiary, entered into a research collaboration and funding agreement with Blumberg under which we will provide $1.0 million per year of research funding for three years, renewable at our option for an additional three years, for Blumberg to conduct research projects in HBV and liver cancer pursuant to a research plan to be agreed upon by the parties. Blumberg has exclusivity obligations to Arbutus with respect to HBV research funded under the agreement. In addition, we have the right to match any third party offer to fund HBV research that falls outside the scope of the research being funded under the agreement. Blumberg has granted us the right to obtain an exclusive, royalty bearing, worldwide license to any intellectual property generated by any funded research project. If we elect to exercise our right to obtain such a license, we will have a specified period of time to negotiate and enter into a mutually agreeable license agreement with Blumberg. This license agreement will include the following pre negotiated upfront, milestone and royalty payments: an upfront payment in the amount of $100,000; up to $8.1 million upon the achievement of specified development and regulatory milestones; up to $92.5 million upon the achievement of specified commercialization milestones; and royalties at a low single to mid-single digit rates based upon the proportionate net sales of licensed products from any commercialized combination.

NeuroVive Pharmaceutical AB (“NeuroVive”)

In September 2014, Arbutus Inc., our wholly owned subsidiary, entered into a license agreement with NeuroVive that granted us an exclusive, worldwide, sub-licensable license to develop, manufacture and commercialize, for the treatment of HBV, oral dosage form sanglifehrin based cyclophilin inhibitors (including OCB-030). Under this license agreement we have been granted a non-exclusive, royalty free right and license and right of reference to NeuroVive’s relevant regulatory approvals and filings for the sole purpose of developing, manufacturing and commercializing licensed products for the treatment of HBV. Under this license agreement, we have (1) an option to expand our exclusive license to include treatment of viral diseases other than HBV and (2) an option, exercisable upon specified conditions, to expand our exclusive license to include development, manufacture and commercialization of non-oral variations of licensed products for treatment of viral diseases other than HBV. NeuroVive retains all rights with respect to development, manufacture and commercialization of licensed products and non-oral variations of licensed products for all indications (other than HBV) for which we have not exercised our option.

In partial consideration for this license, Arbutus Inc. paid NeuroVive a license fee of $1 million. We are also obligated to pay up to $47.0 million in clinical development and regulatory milestones per indication and up to $102.5 million in sales performance milestones per licensed product and indication. If we are acquired by a third party in a transaction that meets certain criteria, then we or our acquirer will be obligated to pay all remaining development, regulatory and sales milestone payments, regardless of whether the applicable milestone events have been achieved, for each licensed product that entered clinical development before such acquisition. As described in “Overview”, Arbutus Inc. became our wholly owned subsidiary by way of a Merger Agreement, which does not trigger any of the aforementioned milestone payment We agreed to pay NeuroVive tiered royalties in the mid-single to low-double digit range based upon the proportionate gross sales of patented licensed products from any commercialized combination. If we terminate this license agreement in its entirety for convenience prior to the first commercial sale of any licensed product, we will be obligated to pay NeuroVive a termination fee of $2 million.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Share purchase warrant valuation / The valuation of share purchase warrants is a critical accounting estimate due to the value of liabilities recorded and the many assumptions that are required to calculate the liability, resulting in the classification of our warrant liability as a level 3 financial instrument.

We classify warrants in our consolidated balance sheet as liabilities and revalue them at each balance sheet date. Any change in valuation is recorded in our statement of operations. We use the Black-Scholes pricing model to value the warrants. Determining the appropriate fair-value model and calculating the fair value of registered warrants requires considerable judgment. A small change in the estimates used may cause a relatively large change in the estimated valuation. Due to ongoing changes in our business and general stock market conditions, we continuously assess our warrant fair value assumptions. We adjust the estimated expected life as appropriate, based on the pattern of exercises of our warrants. As at December 31, 2014, for the purpose of calculating the fair value, the expected life of outstanding warrants was three months for warrants expiring in June 2016, and nine months for warrants expiring in February 2017. Based on the pattern of decreasing exercises of warrants, we have increased the expected life to nine months and twelve nine months for outstanding warrants expiring in June 2016 and February 2017, respectively, effective January 1, 2015. The remaining expected life is three months and six months for outstanding warrants expiring in June 2016 and February 2017, respectively, as at June 30, 2015. For the three and six month period ended June 30, 2015, we recorded a gain to earnings due to the decrease in fair value of warrant liability of $2,024,000 and $801,000 respectively.

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

When establishing fair values, we make significant estimates and assumptions, especially with respect to intangible assets. Intangible assets acquired and recorded by us may include patents, intellectual property, and in-process research and development. Estimates include, but are not limited to the forecasting of future cash flows and discount rates. Our estimates for the fair values of assets acquired and liabilities assumed are preliminary for the period ended June 30, 2015. We are currently undertaking a valuation assessment by engaging a third-party firm to assist us to determine the fair values. Our preliminary estimates of fair values are based upon assumptions that we believe to be reasonable, but which are inherently uncertain and unpredictable; therefore, actual results may differ from estimates impacting our earnings.

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

(in millions $ except per share data) – unaudited

	Q2	Q1	Q4	Q3	Q2	Q1	Q4	Q3
	2015	2015	2014	2014	2014	2014	2013	2013

Revenue
Collaborations and contracts:
DoD	$1.8	$3.0	$2.8	$1.5	$0.9	$3.2	$2.6	$2.8
Monsanto	0.3	0.3	0.3	0.3	0.2	0.3	-	-
Dicerna	0.2	0.2	0.3	0.2	-	-	-	-
Other	-	-	-	1.6	-	0.2	(0.1)	0.1

	2.3	3.5	3.4	3.6	1.1	3.7	2.6	2.9
Alnylam milestone payments	-	-	-	-	-	0.2	5.0	-
Monsanto licensing fees and milestone payments	0.8	0.8	0.9	0.7	0.6	0.5	-	-
Dicerna licensing fee	0.3	0.3	-	-	-	-	-	-
Spectrum milestone and royalty payments	0.1	0.1	0.1	0.1	0.0	0.0	0.0	-

Total revenue	3.4	4.7	4.4	4.4	1.8	4.4	7.6	2.9

Expenses	(17.9)	(22.7)	(15.1)	(11.2)	(11.2)	(10.4)	(9.9)	(6.6)
Other income (losses)	(0.5)	6.0	4.5	(1.8)	3.3	(12.0)	(0.2)	(2.2)

Net loss	(14.9)	(12.0)	(6.2)	(8.6)	(6.1)	(18.0)	(2.6)	(5.9)

Basic and diluted net loss per share	$(0.27)	$(0.40)	$(0.27)	$(0.39)	$(0.28)	$(0.91)	$(0.15)	$(0.41)

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

In Q3 2010 we signed a contract with the DoD to develop TKM-Ebola and have since incurred significant program costs related to equipment, materials and preclinical and clinical studies. These costs are included in our research, development, collaborations and contracts expenses. These costs are fully reimbursed by the DoD, and this reimbursement amount is recorded as revenue. DoD revenue from the TKM-Ebola program also compensates us for labor and overheads and provides an incentive fee. As described in our critical accounting policies in our Annual Report, we estimate the labor and overhead rates to be charged under our TKM-Ebola contract and update these rate estimates throughout the year. In April 2014, we signed a contract modification to increase the stage one targeted funding by $2.1 million to $43.8 million. The additional funding is to compensate us for unrecovered costs related to the temporary stop-work period that occurred in 2012 and to provide additional overhead funding should it be required. In Q1 2014, we earned $3.2 million in DoD revenue, due partially to an increase in activity as we moved into a Phase I Clinical Trial. In Q2 2014, we earned $0.9 million in DoD revenue due to lower contract activity as our clinical trial data was with the FDA for review. DoD revenue increased in Q3 2014 with an increase in activity as we prepared a response to the FDA’s partial clinical hold on our Phase I Clinical Trial. In October 2014, the DoD exercised a contract option adding $7.0 million to the contract for the scale-up and manufacture of TKM-Ebola-Guinea, our product targeting the Ebola-Makona (formerly known as Ebola-Guinea) strain responsible for the current outbreak in West Africa. DoD revenue increased in Q4 2014 and Q1 2015 as we purchased materials and manufactured TKM-Ebola-Guinea. In Q2 2015, material purchases and subcontract work related to TKM-Ebola-Guinea were less significant. In July 2015, we announced that activities have been suspended while a joint re-evaluation of the development contract is conducted.

In January 2014, we signed an Option Agreement and a Services Agreement with Monsanto for the use of our proprietary delivery technology and related intellectual property in agriculture. Over the option period, which is expected to be approximately four years, Monsanto will make payments to us to maintain their option rights. In Q1 2014, we received $14.5 million of the $17.5 million near term payments, of which $4.5 million relates to research services and $10.0 million for the use of our technology. In June 2014 and October 2014, we received further payments of $1.5 million each, following the completion of specified program developments. In May 2015, we received an additional $1.05 million related  to research services. The payments are being recognized as revenue on a straight-line basis over the option period.

In November 2014, we signed a License Agreement and a Development and Supply Agreement with Dicerna for the use of our proprietary delivery technology and related technology intended to develop, manufacture, and commercialize products related to treatment of PH1. In Q4 2014, we received an upfront payment of $2.5 million, which is being recognized over the period over which we provide services to Dicerna, estimated to complete in Q1 2017. We recognized collaboration revenue of $0.2 million in each of Q1 and Q2 2015 which relates to materials and services provided to Dicerna.

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

Our expenses have increased in the past eight quarters due to an increase in our research and development activities as we seek to move more products into the clinic. In Q3 2013, we initiated a Phase I/II Clinical Trial for TKM-PLK1 in patients with GI-NET or ACC. In Q1 2014, we dosed the first subject in human clinical trials of TKM-Ebola. In Q2 2014, we initiated a Phase I/II Clinical Trial for TKM-PLK1 in patients with HCC. In Q4 2014, we filed a Canadian Clinical Trial Application (CTA) for TKM-HBV and received clearance to conduct a Phase I Clinical Trial, as well as initiated manufacturing of TKM-Ebola-Guinea for emergency use in West Africa – see overview. In Q1 2015, we initiated a Phase I Clinical Trial for TKM-HBV and incurred significant material costs related to the TKM-Ebola-Guinea contract with the DoD. In addition, we incurred $9.3 million in costs for professional fees related to completing the merger with Arbutus Inc. (formerly OnCore) In Q2 2015, we incurred an incremental $2.9 million R&D expenses related to our HBV programs acquired through the merger with Arbutus Inc. (formerly OnCore).

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

In Q2 2015, we recorded $2.6 million foreign exchange loss, due to the depreciation of U.S. dollar against Canadian dollar from the previous period. This is offset by a $2.0 million decrease in the fair value of warrant liability for the period.

Net (loss) income / Fluctuations in our net loss are explained by changes in revenue, expenses and other income (losses) as discussed above.

RESULTS OF OPERATIONS

The following summarizes the results of our operations for the periods shown, in thousands:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Total revenue	$3,440	$1,811	$8,122	$6,241
Operating expenses	17,860	11,234	40,548	21,622
Loss from operations	(14,420)	(9,423)	(32,426)	(15,381)
Net loss	$(14,886)	$(6,081)	$(26,875)	$(24,065)
Basic and diluted loss per share	(0.27)	(0.28)	(0.64)	(1.15)

Revenue / Revenue is summarized in the following table, in thousands:

	Three months ended June 30,
	2015	% of Total	2014	% of Total
DoD	$1,862	54%	$861	47%
Monsanto	269	8%	283	16%
BMS	-	0%	-	0%
Dicerna	179	5%	-	0%
Total collaborations and contracts revenue	2,310	67%	1,144	63%

Monsanto licensing fee and milestone payments	805	23%	626	35%
Acuitas milestone payment	-	0%	-	0%
Dicerna licensing fee	263	8%	-	0%
Spectrum milestone and royalty payments	62	2%	41	2%

Total revenue	$3,440		$1,811

	Six months ended June 30,
	2015	% of Total	2014	% of Total
DoD	$4,907	60%	$4,101	66%
Monsanto	517	6%	526	9%
BMS	-	0%	206	3%
Dicerna	406	5%	-	0%
Total collaborations and contracts revenue	5,830	72%	4,833	78%

Monsanto licensing fee and milestone payments	1,647	20%	1,171	19%
Acuitas milestone payment	-	0%	150	2%
Dicerna licensing fee	526	6%	-	0%
Spectrum milestone and royalty payments	119	1%	87	1%

Total revenue	$8,122		$6,241

Revenue contracts are covered in more detail in the overview section of this discussion.

DoD revenue

DoD revenues and related contract expenses were higher in Q2 2015 as compared to Q2 2014 largely due to low contract activity in Q2 2014 as we had completed a Phase I clinical trial and were awaiting FDA review of our data. DoD revenues and related contract expenses were higher in first half of 2015 as compared to 2014 as we incurred costs and recorded revenue for the manufacture of TKM-Ebola-Guinea.

In July 2015, we announced that activities have been suspended while a joint re-evaluation of the DoD development contract is conducted.

Monsanto revenue

In January 2014, we received $14.5 million, of which $4.5 million relates to research services and $10.0 million for the use of our technology. In June and October 2014, we received payments of $1.5 million each, following the completion of specified program developments. In May 2015, we received $1.05 million for research services. We are recognizing these payments on a straight-line basis over the option period. In Q2 2015 and the first half of 2015, we recorded an aggregate of $1.1 million and $2.2 million respectively in revenue for the use of our technology and for research activities.

Dicerna revenue

In November 2014, we signed a License Agreement and a Development and Supply Agreement with Dicerna for the use of our proprietary delivery technology and related technology intended to develop, manufacture, and commercialize products related to treatment of PH1. In Q4 2014, we received an upfront payment of $2.5 million, which is being recognized over the period we provide services to Dicerna, estimated to complete in Q1 2017. We recognized collaboration revenue of $0.2 million and $0.4 million respectively for the three and six months ended June 30, 2015 earned on materials manufactured and services provided to Dicerna.

Alnylam revenue

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

Expenses / Expenses are summarized in the following table, in thousands:

	Three months ended June 30,
	2015	% of Total	2014	% of Total

Research, development, collaborations and contracts	$9,690	68%	$9,298	83%
General and administrative	7,662	29%	1,787	16%
Depreciation	147	1%	149	1%
Acquisition costs	361	2%	-	0%
Total operating expenses	$17,860		$11,234

	Six months ended June 30,
	2015	% of Total	2014	% of Total

Research, development, collaborations and contracts	$20,247	56%	$17,502	81%
General and administrative	10,378	19%	3,837	18%
Depreciation	267	1%	283	1%
Acquisition costs	9,656	24%	-	0%
Total operating expenses	$40,548		$21,622

Research, development, collaborations and contracts

Research, development, collaborations and contracts expenses consist primarily of clinical and pre-clinical trial expenses, personnel expenses, consulting and third party expenses, consumables and materials, as well as a portion of stock-based compensation and general corporate costs.

In the first half of 2015, we increased our spending on TKM-HBV as we initiated a Phase I clinical trial. In addition, we incurred costs for the manufacture of TKM-Ebola-Guinea under our DoD contract – see overview. In Q2 2015, we incurred incremental costs related to increase in activities for our HBV programs subsequent to the merger with Arbutus Inc., as well as incremental costs related to our collaboration programs with Monsanto and Dicerna.

R&D compensation expense increased in Q2 and in the first half of 2015 as compared to Q2 and in the first half of 2014 due to an increase in the number of employees in support of our expanded portfolio of product candidates, as well as from our merger with Arbutus Inc. In addition, in the first half of 2015 we incurred a total of $5.3 million of incremental non-cash compensation expense related to the expiry of repurchase rights on shares issued as part of the consideration paid for the merger with Arbutus Inc. (refer to notes to the financial statements), of which $1.3 million has been included as part of research, development, collaborations and contracts expense, and $4.0 million included as part of general and administrative expense.

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

General and administrative

General and administrative expenses were higher in Q2 and in the first half of 2015 compared to Q2 and in the first half of 2014 due largely to an increase in compensation expense linked to our increase in employee base and incremental corporate expenses to support the growth of the Company following the completion of our merger with Arbutus Inc. This includes an incremental non-cash compensation expense we incurred related to the expiry of repurchase rights on shares issued as part of consideration paid for the merger with Arbutus Inc. (see above). Expenses were also higher in Q2 2015 and in the first half of 2015 due to legal costs incurred in relation to the May 2015 arbitration hearing against Alnylam.

Depreciation of property and equipment

Most of our recent property and equipment additions were related to our TKM-Ebola program and are not recorded as Company assets. As such, a large portion of our property and equipment is reaching full amortization. In 2015, we spent $0.5 million on property and equipment mostly related to lab equipment and information technology improvements to support integration following our merger with Arbutus Inc.

Acquisition costs

In 2015, we incurred $9.7 million in costs for professional fees related to completing the merger with Arbutus Inc. – see overview. This is a one-time cost specific to the merger with Arbutus Inc., and we do not expect to incur recurring acquisition costs.

Other income (losses) / Other income (losses) are summarized in the following table, in thousands:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Interest income	$81	$257	$283	$404
Foreign exchange gains (losses)	(2,571)	(2,728)	4,467	(1,285)
(Increase) decrease in fair value of warrant liability	2,024	5,813	801	(7,803)
Total other income (losses)	$(466)	$3,342	$5,551	$(8,684)

Foreign exchange gains

For the three months ended June 30, 2015, we recorded a foreign exchange loss of $2.6 million , which is primarily an unrealized loss related to a depreciation in the value of our U.S. dollar funds from the previous period, when converted to our functional currency of Canadian dollars. In the first half of 2015, we recorded foreign exchange gains of $4.5 million as the U.S. dollar strengthened by 8% against the Canadian dollar in that period. Cumulative translation adjustments, which result from converting from our functional currency of Canadian dollars to our reporting currency of U.S. dollars, do not impact our net loss calculation and are not included in foreign exchange gains (losses).

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

LIQUIDITY AND CAPITAL RESOURCES

The following table summarizes our cash flow activities for the periods indicated, in thousands:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Net loss for the period	$(14,886)	$(6,081)	$(26,875)	$(24,065)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities	6,185	(3,192)	2,278	11,687
Changes in operating assets and liabilities	(7,970)	1,263	(11,044)	13,523
Net cash provided by (used in) operating activities	(16,671)	(8,010)	(35,641)	1,145
Net cash provided by (used in) investing activities	(10,327)	(43,238)	27,219	(43,573)
Net cash provided by financing activities	960	234	143,780	59,523
Effect of foreign exchange rate changes on cash & cash equivalents	967	1,924	(340)	(545)
Net increase (decrease) in cash and cash equivalents	(25,071)	(49,090)	135,018	16,550
Cash and cash equivalents, beginning of period	232,276	134,357	72,187	68,717
Cash and cash equivalents, end of period	207,205	85,267	207,205	85,267

Since our incorporation, we have financed our operations through the sales of shares, units, debt, revenues from research and development collaborations and licenses with corporate partners, interest income on funds available for investment, and government contracts, grants and tax credits.

At June 30, 2015, we had an aggregate of approximately $217.2 million in cash and cash equivalents and long-term investments as compared to an aggregate of $112.2 million in cash and cash equivalents and short-term investments at December 31, 2014.

For the six months ended June 30, 215, operating activities used $35.6 million in cash as compared to $1.1 million of cash provided in the six months ended June 30, 2014. The increase in cash used from operating activities is primarily related to the significant costs incurred related to the acquisition of Arbutus Inc. in March 2015, as well as cash received from Monsanto in January 2014.

For the six months ended June 30, 2015, investing activities provided $27.2 million in cash as we sold the guaranteed investment certificates we acquired in 2014. In May 2015, we acquired a $10.0 million term deposit.

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

Cash requirements / At December 31, 2014 we held $72.2 million in cash and cash equivalents, $40.0 in short-term investments, totaling $112.2 million. On March 25, 2015, we raised net proceeds of $142.2 million from a public offering. Our aggregate cash and long-term investment balance as at June 30, 2015 was $217.2 million. We believe we have sufficient cash resources for at least the next 12 months. In the future, substantial additional funds will be required to continue with the active development of our pipeline products and technologies. In particular, our funding needs may vary depending on a number of factors including:

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

OUTSTANDING SHARE DATA

At July 31, 2015, we had 54,328,414 common shares issued and outstanding, outstanding options to purchase an additional 2,369,898 common shares and outstanding warrants to purchase an additional 379,500 common shares.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in our quantitative and qualitative disclosures about market risk from those disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

ITEM 4.	CONTROLS AND PROCEDURES

As of June 30, 2015, an evaluation of the effectiveness of our “disclosure controls and procedures” (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) was carried out by our management, with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO). The scope of the effectiveness of disclosure controls and procedures do not include any disclosure controls and procedures of Arbutus Inc., which was acquired on March 4, 2015, that are also part of Arbutus Inc.’s internal control over financial reporting. This exclusion is in accordance with SEC’s guidance that a recently acquired business may be omitted from the scope of the assessment in the year of acquisition. Based upon this evaluation, the CEO and CFO have concluded that as of June 30, 2015, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission (the “Commission”) rules and forms and (ii) accumulated and communicated to the management of the registrant, including the CEO and CFO, to allow timely decisions regarding required disclosure.

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

No change in our internal control over financial reporting (as defined in Rules 13a–15(f) and 15d–15(f) under the Exchange Act) occurred during the three months ended June 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Alnylam Pharmaceuticals Inc. (“Alnylam”)

On June 21, 2013, we transferred manufacturing process technology to Ascletis Pharmaceuticals (Hangzhou) Co., Ltd. (“Ascletis”) to enable them to produce ALN-VSP, a product candidate licensed to them by Alnylam. We believe that under a licensing agreement with Alnylam, the technology transfer to Ascletis triggers a $5 million milestone obligation from Alnylam to Arbutus. However, Alnylam has demanded a declaration that we have not yet met our milestone obligations. We dispute Alnylam’s position. To remedy this dispute, the parties have commenced arbitration proceedings, as provided for under the agreement.  In addition to seeking a declaration that we have met our obligations under the agreement, we have also stated a claim for breach of contract, breach of the implied covenant of good faith and fair dealing, and fraud.  The hearing for this arbitration took place in May, 2015 and a decision is expected in Q3.

University of British Columbia (“UBC”)

Certain early work on lipid nanoparticle delivery systems and related inventions was undertaken at the University of British Columbia (UBC). These inventions are licensed to us by UBC under a license agreement, initially entered in 1998 as amended in 2001, 2006 and 2007. We have granted sublicenses under the UBC license to Alnylam as well as to Talon.  Alnylam has in turn sublicensed back to us under the licensed UBC patents for discovery, development and commercialization of RNAi products. In mid-2009, we and our subsidiary Protiva entered into a supplemental agreement with UBC, Alnylam and AlCana Technologies, Inc., in relation to a separate research collaboration to be conducted among UBC, Alnylam and AlCana to which we have license rights. The settlement agreement signed in late 2012 to resolve the litigation among Alnylam, AlCana, Arbutus and Protiva provided for the effective termination of all obligations under such supplemental agreement as between and among all litigants.

On November 10, 2014, the University of British Columbia filed a demand for arbitration against Arbutus Biopharma Corp., BCICAC File No.: DCA-1623.  We received UBC’s Statement of Claims on January 16, 2015.  In its Statement of Claims, UBC alleges that it is entitled to $3.5 million in allegedly unpaid royalties based on publicly available information, and an unspecified amount based on non-public information.  UBC also seeks interest and costs, including legal fees. We dispute UBC’s allegation.  No dates have been scheduled for this arbitration.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

On July 31, 2015, we changed our name from Tekmira Pharmaceuticals Corporation to Arbutus Biopharma Corporation and in order to reflect the name change, we amended our Articles.

Effective as of May 29, 2015, we entered into an Agreement to Serve as Chief Development Officer with William T. Symonds, who was already serving in such role for our company. The Agreement provides that Mr. Symonds will serve as our Chief Development Officer, will receive a salary of $190,000 per year, and will be reimbursed for certain expenses incurred in performing services for our company. Mr. Symonds’ employment under the Agreement is “at-will” employment and may be terminated at any time with or without cause or notice.

The Symonds Agreement also provides that during the term of his employment, Mr. Symonds will not work or consult, whether directly or indirectly, on the research, development or commercialization of any treatment for hepatitis B virus infection in humans with any entity other than our company. During the term of his employment, Mr. Symonds may also not solicit for employment, interfere with or attempt to entice away from our company or any of our subsidiaries, any individual who either (x) is employed by us or any of our subsidiaries at the time of such solicitation, interference or enticement, or (y) has been so employed within three (3) months prior to such solicitation, interference or enticement, or (ii) solicit, divert, call on, induce or otherwise harm our relationship, or attempt to solicit, divert, call on, induce, or otherwise harm our relationship, with any person who has had at any time during the term of the Agreement a business relationship with us or its affiliates, including without limitation, a sales representative, supplier, lender, borrower, guarantor, landlord, tenant, lessor, lessee, but excluding employees.

Effective as of August 4, 2015, we entered into the following executive employment agreements:

(a)	an Agreement with Bruce Cousins to serve as Executive Vice President and Chief Financial Officer, who was already serving in such role for our company. The Agreement provides that Mr. Cousins will serve as our Executive Vice President and Chief Financial Officer, will receive a base salary of $350,000 per year, and will be reimbursed for certain expenses incurred in performing services for our company. In addition, Mr. Cousins is eligible to be considered for an annual discretionary bonus of up to 40 percent of base salary; which will be subject to the terms of the bonus plan and approval of the our Board of Directors, in their sole discretion, on an annual basis.

(b)	an Agreement with Michael Abrams Ph.D to serve as Managing Director. The Agreement provides that Dr. Abrams will serve as our Managing Director, will receive a base salary of $347,000 per year, and will be reimbursed for certain expenses incurred in performing services for our company. In addition, Dr. Abrams is eligible to be considered for an annual discretionary bonus of up to 40 percent of base salary; which will be subject to the terms of the bonus plan and approval of the our Board of Directors, in their sole discretion, on an annual basis.

(c)	an Agreement with Dr. Mark Kowalski to serve as Chief Medical Officer. The Agreement provides that Dr. Kowalski will serve as our Chief Medical Officer, will receive a base salary of $365,000 per year, and will be reimbursed for certain expenses incurred in performing services for our company. In addition, Dr. Kowalski is eligible to be considered for an annual discretionary bonus of up to 40 percent of base salary; which will be subject to the terms of the bonus plan and approval of the our Board of Directors, in their sole discretion, on an annual basis.

(d)	an Agreement with Peter Lutwyche Ph.D to serve as Chief Technical Operations Officer. The Agreement provides that Dr. Lutwyche will serve as our Chief Technical Operations Officer, will receive a base salary of $300,000 per year, and will be reimbursed for certain expenses incurred in performing services for our company. In addition, Dr. Lutwyche is eligible to be considered for an annual discretionary bonus of up to 40 percent of base salary; which will be subject to the terms of the bonus plan and approval of the our Board of Directors, in their sole discretion, on an annual basis.

Each of the foregoing executive employment agreements also provides that during the term of employment, each of the above will not, for the term of employment and any restricted period thereafter without the written and informed consent of the company: (i) canvass or solicit the business of (or procure or assist the canvassing or soliciting of the business of) any “contact” (as defined in the agreement), or otherwise solicit, induce or encourage any contact to curtail or cease its relationship with the company, for any purpose which is competitive with our business; (ii) accept (or procure or assist the acceptance of) any business from any contact which business is competitive with our business; (iii) be employed by or supply (or procure or assist the supply of) any goods or services to any contact for any purpose which is competitive with our business and (iv) employ, engage, offer employment or engagement to or solicit the employment or engagement of or otherwise entice away from or solicit, induce or encourage to leave the employment or engagement of the company, any individual who is employed or engaged by us whether or not such individual would commit any breach of such executive’s contract or terms of employment or engagement by leaving the employ or the engagement of the company, provided that such executive shall be permitted, solely in a personal capacity, to provide letters of reference for individuals who are employed by us.

If the employment of any of the named executives above is terminated for any reason, other than for death or disability, we shall pay or provide to such executive (or to their authorized representative or estate) on or before the time required by law, but in no event more than 30 days after the date of termination: (i) unpaid expense reimbursements; (ii) accrued but unused vacation to the extent payment is required by law or Company policy; (iii) any vested benefits such executive may have under any employee benefit plan of the Company; (iv) any earned but unpaid base salary and (v) any earned but unpaid annual bonus for the prior fiscal year.

If the employment of any of the named executives above is terminated without cause, then we shall pay to such executive their accrued benefits as of the date of termination. In addition, subject to any change of control requirements and such executive providing the Company with a fully effective general release of claims in a form and manner satisfactory to the Company that includes but is not limited to the terms set forth in Exhibit B to the executive employment agreements for each of the above within the 60-day period following the date of termination, we shall pay to such executive an amount calculated as follows: (i) an amount equal to eighteen (18) months’ base salary, less withholding; plus (ii) a bonus payment equal to the average of the actual bonus payments, if any, made to such executive from the previous three (3) calendar years preceding the date of termination, pro-rated for the then current calendar year up to and including the date of termination; plus (iii) provided that such executive is enrolled in the our insurance benefits plans, for continuation of coverage under our insurance benefits plans that such executives and their dependents are eligible to receive for the earlier of: (A) a period of up to 24 months from the date of termination, or (B) until such executives become eligible to receive health insurance benefits under any other employer’s group health plan, or reimburse such executives for premiums paid, if any, for continuation of coverage under equivalent private coverage.

We shall pay the severance amount within 60 days after the date of termination, provided that if that 60-day period extends over two calendar years, we shall make the payment in the second calendar year, and further provided that we, in our sole discretion, in the circumstances, may pay the severance amount by way of one or more lump sum payments, by way of salary continuance or by a combination of both. The severance amount is inclusive of any entitlement to minimum standard severance under the British Columbia Employment Standards Act.

Each of the executives above are eligible for certain payments upon their termination or resignation in connection with a change of control of the Company.

ITEM 6. EXHIBITS

See the Exhibit Index hereto.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 6, 2015.

ARBUTUS BIOPHARMA CORPORATION

By:	/s/ Mark Murray
Mark Murray
President and Chief Executive Officer

 EXHIBIT INDEX

Exhibit Number	Description

3.1*	Articles of the Registrant, as amended.

10.1††*	First Amendment to Protiva-Monsanto Services Agreement by and among Protiva Biotherapeutics, Inc., Protiva Agricultural Development Company Inc. and Monsanto Company, dated as of May 22, 2015.

10.2††*	Third Amendment to Option Agreement by and among Monsanto Canada, Inc., Tekmira Pharmaceuticals Corporation, Protiva Biotherapeutics, Inc. and Protiva Agricultural Development Company Inc., dated as of May 22, 2105.

10.3††*	Modification Contract P00035, dated May 1, 2015, to Award Contract previously filed as Exhibit 4.16 to the Registrant’s Annual Report on Form 20-F for the year ended December 31, 2010 filed with the SEC on June 3, 2011.

10.4††*	Modification Contract P00036, dated May 13, 2015, to Award Contract previously filed as Exhibit 4.16 to the Registrant’s Annual Report on Form 20-F for the year ended December 31, 2010 filed with the SEC on June 3, 2011.

10.5††*	Modification Contract P00037, dated May 13, 2015, to Award Contract previously filed as Exhibit 4.16 to the Registrant’s Annual Report on Form 20-F for the year ended December 31, 2010 filed with the SEC on June 3, 2011.

10.6*±	Executive Employment Agreement, dated effective as of July 11, 2015, between OnCore Biopharma, Inc. and Patrick T. Higgins.

10.7*±	Share Repurchase Agreement, dated effective as of July 11, 2015, between Tekmira Pharmaceuticals Corporation and Patrick T. Higgins.

10.8*±	Executive Employment Agreement, dated effective as of July 11, 2015, between OnCore Biopharma, Inc. and Michael J. Sofia.

10.9*±	Share Repurchase Agreement, dated effective as of July 11, 2015, between Tekmira Pharmaceuticals Corporation and Michael J. Sofia.

10.10*±	Agreement to Serve as Chief Development Officer, dated as of May 29, 2015, between Tekmira Pharmaceuticals Corporation and William T. Symonds.

10.11*±	Executive Employment Agreement, dated as of August 4, 2015, between Arbutus Biopharma Corporation and Bruce Cousins.

10.12*±	Executive Employment Agreement, dated as of August 4, 2015, between Arbutus Biopharma Corporation and Michael Abrams.

10.13*±	Executive Employment Agreement, dated as of August 4, 2015, between Arbutus Biopharma Corporation and Mark Kowalski.

10.14*±	Executive Employment Agreement, dated as of August 4, 2015, between Arbutus Biopharma Corporation and Peter Lutwyche.

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data Files

* Filed herewith.

 †† Confidential treatment has been requested as to portions of this exhibit.

± Indicates a management contract or compensatory plan arrangement.