Form 10-Q
period 2015-09-30
Arbutus Biopharma Corp
filed 2015-11-05
CIK 1447028

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[   ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from           to

Commission File Number: 001-34949

ARBUTUS BIOPHARMA CORPORATION
(Exact Name of Registrant as Specified in Its Charter)

British Columbia, Canada	980597776
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

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

Large accelerated filer [ ]	Accelerated filer [X]	Non-accelerated filer [ ]	Smaller reporting company [ ]
(Do not check if a smaller
reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [   ]        No [X]

As of October 31, 2015, the registrant had 54,569,791 common shares, no par value, outstanding.

ARBUTUS BIOPHARMA CORP.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

ARBUTUS BIOPHARMA CORPORATION
(formerly Tekmira Pharmaceuticals Corporation)

Condensed Consolidated Balance Sheets
(Unaudited)
(Expressed in US Dollars and in thousands, except share and per share amounts)
(Prepared in accordance with US GAAP)

	September 30	December 31
	2015	2014
Assets
Current assets:
Cash and cash equivalents	$181,089	$72,187
Short-term investments (note 2)	15,006	39,974
Accounts receivable	2,192	1,903
Accrued revenue	454	538
Investment tax credits receivable	52	86
Prepaid expenses and other assets	1,234	1,730
Total current assets	200,027	116,418

Long-term investments (note 2)	10,041	-
Property and equipment	12,243	12,959
Less accumulated depreciation	(9,918)	(11,199)
Property and equipment, net of accumulated
depreciation	2,325	1,760
Intangible assets (note 3)	353,601	-
Goodwill (note 3)	156,637	-
Total assets	$722,631	118,178

Liabilities and stockholders' equity
Current liabilities:
Accounts payable and accrued liabilities (note 5)	$7,501	$9,328
Deferred revenue (note 4)	4,835	5,779
Warrants (note 2)	1,495	5,099
Total current liabilities	13,831	20,206
Deferred revenue, net of current portion (note 4)	6,888	9,937
Contingent consideration (note 8)	6,665	-
Deferred tax liability (note 3)	141,440	-
Total liabilities	168,824	30,143
Stockholders’ equity:
Common shares (note 3 and note 6)
Authorized - unlimited number with no par value
Issued and outstanding: 54,569,791 (December 31, 2014 - 22,438,169)	828,578	290,004
Additional paid-in capital	28,538	26,208
Deficit	(261,721)	(205,864)
Accumulated other comprehensive loss	(41,588)	(22,313)
Total stockholders' equity	553,807	88,035
Total liabilities and stockholders' equity	$722,631	118,178

Nature of business and future operations (note 1)
Contingencies and commitments (note 8)

See accompanying notes to the condensed consolidated financial statements.

ARBUTUS BIOPHARMA CORPORATION
(formerly Tekmira Pharmaceuticals Corporation)

Condensed Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)
(Expressed in US Dollars and in thousands, except share and per share amounts)
(Prepared in accordance with US GAAP)

	Three months ended		Nine months ended
	September 30		September 30
	2015	2014	2015	2014
Revenue (note 4)
Collaborations and contracts	$3,035	$3,578	$8,865	$8,411
Licensing fees, milestone and royalty payments	1,030	784	3,322	2,192
Total revenue	4,065	4,362	12,187	10,603

Expenses
Research, development, collaborations and contracts	16,354	9,309	36,601	26,811
General and administrative	7,706	1,764	18,084	5,601
Depreciation of property and equipment	153	133	420	416
Acquisition costs (note 3)	-	-	9,656	-
Impairment of intangible assets (note 3)	37,990		37,990	-
Total expenses	62,203	11,206	102,751	32,828

Loss from operations	(58,138)	(6,844)	(90,564)	(22,225)

Other income (losses)
Interest income	183	304	466	708
Foreign exchange gains	11,801	3,076	16,268	1,791
Decrease (increase) in fair value of warrant liability (note 2)	1,976	(5,140)	2,777	(12,943)
Total other income (losses)	13,960	(1,760)	19,511	(10,444)

Loss before income taxes	(44,178)	(8,604)	(71,053)	(32,669)

Income tax benefit (note 3)	15,196	-	15,196	-
Net loss	$(28,982)	$(8,604)	$(55,857)	$(32,669)

Loss per common share
Basic and diluted	$(0.57)	$(0.39)	$(1.28)	$(1.53)

Weighted average number of common shares
Basic and diluted	50,756,484	22,159,269	43,580,555	21,349,315

Comprehensive loss
Cumulative translation adjustment	(10,101)	(4,827)	(19,275)	(3,211)
Comprehensive loss	$(39,083)	$(13,431)	$(75,132)	$(35,880)

See accompanying notes to the condensed consolidated financial statements.

ARBUTUS BIOPHARMA CORPORATION
(formerly Tekmira Pharmaceuticals Corporation)

Condensed Consolidated Statement of Stockholders’ Equity
(Unaudited)
(Expressed in US Dollars and in thousands, except share and per share amounts)
(Prepared in accordance with US GAAP)

					Accumulated
			Additional		other	Total
	Number	Share	paid-in		comprehensive	stockholders'
	of shares	capital	capital	Deficit	loss	equity
Balance, December 31, 2014	22,438,169	$290,004	$26,208	$(205,864)	$(22,313)	$88,035
Stock-based compensation	-	10,962	3,771	-	-	14,733
Issuance of common shares pursuant to exercise of options	639,557	4,243	(2,568)	-	-	1,675
Issuance of common shares pursuant to exercise of warrants	18,750	377	-	-	-	377
Issuance of common shares in conjunction with the public offering, net of issuance costs of $9,700,000	7,500,000	142,177	-	-	-	142,177
Issuance of equity instruments in conjunction with the acquisition of Arbutus Inc. (note 3)	23,973,315	380,815	1,127	-	-	381,942
Currency translation adjustment	-	-	-	-	(19,275)	(19,275)
Net loss	-	-	-	(55,857)	-	(55,857)
Balance, September 30, 2015	54,569,791	$828,578	$28,538	$(261,721)	$(41,588)	$553,807

See accompanying notes to the condensed consolidated financial statements.

ARBUTUS BIOPHARMA CORPORATION
(formerly Tekmira Pharmaceuticals Corporation)

Condensed Consolidated Statements of Cash Flow
(Unaudited)
(Expressed in US Dollars and in thousands)
(Prepared in accordance with US GAAP)

	Three months ended		Nine months ended
	September 30		September 30
	2015	2014	2015	2014
OPERATING ACTIVITIES
Net loss for the period	$(28,982)	$(8,604)	$(55,857)	$(32,669)
Items not involving cash:
Deferred Income taxes (note 3)	(15,196)	-	(15,196)	-
Depreciation of property and equipment	153	133	420	416
Stock-based compensation - research, development, collaborations and contract expenses	2,671	326	5,376	1,966
Stock-based compensation - general and administrative expenses	4,832	119	9,357	748
Unrealized foreign exchange (gains) losses	(11,790)	(3,245)	(16,208)	(1,913)
Change in fair value of warrant liability	(1,976)	5,140	(2,777)	12,943
Impairment of intangible assets (note 3)	37,990	-	37,990	-
Net change in non-cash operating items:
Accounts receivable	4,047	(1,852)	(577)	(2,030)
Accrued revenue	(164)	39	14	51
Deferred expenses	-	56	-	168
Prepaid expenses and other assets	469	(383)	171	342
Accounts payable and accrued liabilities	2,408	2,357	(2,935)	2,465
Deferred revenue	3,011	(806)	2,054	11,938

Net cash provided by (used in) operating activities	(2,527)	(6,720)	(38,168)	(5,575)

INVESTING ACTIVITIES
Disposition (acquisition) of short and long-term investments	(17,144)	(291)	10,275	(43,283)
Cash acquired through acquisition (note 3)	-	-	324	-
Acquisition of property and equipment	(589)	(152)	(1,113)	(733)

Net cash provided by (used) in investing activities	(17,733)	(443)	9,486	(44,016)

FINANCING ACTIVITIES
Proceeds from issuance of common shares, net of issuance costs	-	-	142,177	56,477
Issuance of common shares pursuant to exercise of options	116	268	1,675	2,340
Issuance of common shares pursuant to exercise of warrants	-	416	43	1,390

Net cash provided by financing activities	116	684	143,895	60,207

Effect of foreign exchange rate changes on cash and cash equivalents	(5,972)	(611)	(6,311)	(1,156)

Increase in cash and cash equivalents	(26,116)	(7,090)	108,902	9,460
Cash and cash equivalents, beginning of period	207,205	85,267	72,187	68,717
Cash and cash equivalents, end of period	$181,089	$78,177	$181,089	$78,177

Supplemental cash flow information
Non-cash transactions:
Fair value of warrants exercised on a cashless basis	-	-	-	$(116)
Investment tax credits received	-	-	$24	-
Acquisition of Arbutus Inc. excluding cash acquired	-	-	$381,618	-

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

The success of the Company is dependent on obtaining the necessary regulatory approvals to bring its products to market and achieve profitable operations. The continuation of the research and development activities and the commercialization of its products are dependent on the Company’s ability to successfully complete these activities and to obtain adequate financing through a combination of financing activities and operations. It is not possible to predict either the outcome of future research and development programs or the Company’s ability to continue to fund these programs in the future.

2.      Significant accounting policies

Basis of presentation

These unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles of the United States of America (“U.S. GAAP”) for interim financial statements and accordingly, do not include all disclosures required for annual financial statements. These statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the year ended December 31, 2014 and included in the Company’s 2014 annual report on Form 10-K. The unaudited condensed consolidated financial statements reflect, in the opinion of management, all adjustments and reclassifications necessary to present fairly the financial position, results of operations and cash flows at September 30, 2015 and for all periods presented. The results of operations for the three and nine months ended September 30, 2015 and September 30, 2014 are not necessarily indicative of the results for the full year. These condensed consolidated financial statements follow the same significant accounting policies as those described in the notes to the audited consolidated financial statements of the Company for the year ended December 31, 2014, except as described below.

Principles of Consolidation

These condensed consolidated financial statements include the accounts of the Company and four of its wholly-owned subsidiaries, Arbutus Inc., Protiva, Protiva USA, and Enantigen. All intercompany transactions and balances have been eliminated on consolidation.

The Company records its investment in PADCo using the equity method. The Company has determined that PADCo is a variable interest entity (“VIE”) of which it is not the primary beneficiary. The Company is not the primary beneficiary as it does not have the power to make the decisions that most significantly affect the economic performance of the VIE nor does not have the right to receive the benefits or the obligation to absorb losses that in either case could potentially be significant to the VIE. PADCo is described further in note 4(b).

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

Intangible assets consist of in-process research and development arising from the Company’s acquisition of Arbutus Inc. – see note 3. In-process research and development (IPR&D) intangible assets are classified as indefinite-lived and are not amortized. IPR&D becomes definite-lived upon the completion or abandonment of the associated research and development efforts. Intangible assets with finite useful lives are amortized on a straight-line basis over their estimated useful lives, which are the respective patent terms. Amortization begins when intangible assets with finite lives are put into use. If there is a major event indicating that the carrying value of intangible assets may be impaired, then management will perform an impairment test and if the carrying value exceeds the recoverable value, based on discounted future cash flows, then such assets are written down to their fair values. Goodwill represents the excess of purchase price over the value assigned to the net tangible and identifiable intangible assets of Arbutus Inc. – see note 3. Goodwill has an indefinite accounting life and is therefore not amortized. Instead, goodwill is subject to a two-step impairment test on an annual basis, unless the Company identifies impairment indicators that would require earlier testing. The first step compares the fair value of the reporting unit to its carrying amount, which includes the goodwill. When the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not to be impaired, and the second step of the impairment test is unnecessary. If the carrying amount exceeds the implied fair value of the goodwill, the second step measures the amount of the impairment loss. If the carrying amount exceeds the fair value of the goodwill, an impairment loss is recognized equal to that excess.

The Company reviews the recoverable amount of intangible assets on an annual basis, and the annual evaluation for goodwill is performed as of November 30 each year. In addition, the Company evaluates for events or changes in the business that could indicate impairment and earlier testing. Such indicators include, but are not limited to on an ongoing basis: (a) industry and market considerations such as increased competitive environment or adverse change in legal factors including an adverse assessment by regulators; (b) an accumulation of costs significantly in excess of the amount originally expected for the development of the asset; (c) current period operating or cash flow loss combined with a history of operating or cash flow losses or a projection or forecast that demonstrates continuing losses associated with the use of the asset; and (d) if applicable, a sustained decrease in share price.

Income or loss per share

Income or loss per share is calculated based on the weighted average number of common shares outstanding. Diluted loss per share does not differ from basic loss per share since the effect of the Company’s stock options and warrants is anti-dilutive. Diluted income per share is calculated using the treasury stock method which uses the weighted average number of common shares outstanding during the period and also includes the dilutive effect of potentially issuable common shares from outstanding, in-the-money stock options and warrants. During the nine months ended September 30, 2015, potential common shares of 6,481,295 (September 30, 2014 – 2,356,025) were excluded from the calculation of income per common share because their inclusion would be anti-dilutive, of which 3,625,411 relates to shares issued subject to repurchase provisions as part of consideration paid for the acquisition of Arbutus Inc. – see note 3.

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

The following tables present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis, in thousands, and indicates the fair value hierarchy of the valuation techniques used to determine such fair value:

	Level 1	Level 2	Level 3	September 30, 2015
Assets
Cash and cash equivalents	$181,089	-	-	$181,089
Guaranteed investment certificate	15,006	-	-	15,006
Term deposit	10,041	-	-	10,041
Total	$206,136			$206,136

Liabilities
Warrants	-	-	$1,495	$1,495
Contingent consideration	-	-	$6,665	$6,665
Financial instrument	-	-	-	-
Total	-	-	$8,160	$8,160

	Level 1	Level 2	Level 3	December 31, 2014
Assets
Cash and cash equivalents	$72,187	-	-	$72,187
Guaranteed investment certificates	39,974	-	-	39,974
Total	$112,161	-	-	$112,161

Liabilities
Warrants	-	-	$5,099	$5,099
Financial instrument	-	-	-	-
Total	-	-	$5,099	$5,099

The Company acquired a term deposit in May 2015 with an original maturity of 24 months and it has been classified as a long-term investment on the balance sheet. The Company also acquired a Guaranteed Investment Certificate in August 2015 with an original maturity of 12 months and it has been classified as a short-term investment on the balance sheet. For the period ended September 30, 2015, the fair value of the long-term investment is $10,041,000, and the fair value of the short-term investment is $15,006,000 (C$20,027,000), which include the principal and accrued interest earned as at the balance sheet date.

The Company used a discounted cash flow model to determine the fair value of the financial instrument, related to Monsanto’s call option to acquire the equity or all of the assets of PADCo, as described in note 4(b). The fair value was determined at the date of recognition, and at each reporting date. The initial fair value of the financial liability was nil, and there has been no change to its fair value as at September 30, 2015.

Contingent consideration is a liability assumed by the Company from its acquisition of Arbutus Inc. – see notes 3 and 8. The Company used a discounted cash flow model to determine the fair value of the contingent consideration as at the acquisition date, and at each subsequent reporting date. The Company’s preliminary estimate of the fair value of the contingent consideration was $6,665,000 as at September 30, 2015.

ARBUTUS BIOPHARMA CORPORATION
(formerly Tekmira Pharmaceuticals Corporation)
Notes to condensed consolidated financial statements
(Unaudited)
(Expressed in US dollars – tabular amounts in thousands)

The following table presents the changes in fair value of the Company’s warrants, in thousands:

		Opening liability of	Fair value of	Increase
	Liability at beginning	warrants issued in	warrants exercised	(decrease) in fair	Foreign exchange	Liability at end
	of the period	the period	in the period	value of warrants	(gain) loss	of the period
Nine months ended September 30, 2014	$ 5,379	-	$ (9,260)	$ 12,943	$ (355)	$ 8,707
Nine months ended September 30, 2015	$ 5,099	-	$ (334)	$ (2,777)	$ (493)	$ 1,495

The change in fair value of warrant liability for the nine months ended September 30, 2015 is recorded in the statement of operations and comprehensive loss.

The weighted average Black-Scholes option-pricing assumptions and the resultant fair values, in thousands, for warrants outstanding at September 30, 2015 and at December 31, 2014 are as follows:

	September 30, 2015	December 31, 2014

Dividend yield	0.00%	0.00%
Expected volatility	65.43%	85.22%
Risk-free interest rate	0.52%	1.00%
Expected average term	0.9 years	0.5 years
Fair value of warrants outstanding	$ 3.94	$ 12.80
Aggregate fair value of warrants outstanding	$ 1,495	$ 5,099
Number of warrants outstanding	379,500	398,250

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

In September 2015, the FASB issued ASU 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments. The update eliminates the requirement to retrospectively adjust the provisional amounts recognized at the acquisition date with a corresponding adjustment to goodwill during the measurement period when new information is obtained about the facts and circumstances that existed as of the acquisition date, that if known, would have affected the measurement of the amounts initially recognized or would have resulted in the recognition of additional assets or liabilities. The amendments in this update are effective for fiscal years beginning after December 15, 2015, which for the Company means January 1, 2016, and should be applied prospectively to adjustments to provisional amounts that occur after the effective date of this update. Early application permitted for financial statements that have not been issued. The Company does not plan to early adopt this update and is currently assessing the impact of the adoption.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (ASC 606). The standard is intended to clarify the principles for recognizing revenue and to develop a common revenue standard for U.S. GAAP and IFRS by creating a new Topic 606, Revenue from Contracts with Customers. This guidance supersedes the revenue recognition requirements in ASC 605, Revenue Recognition, and supersedes some cost guidance included in Subtopic 605-35, Revenue Recognition – Construction-Type and Production-Type Contracts. The core principle of the accounting standard is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those good or services. The amendments should be applied by either (1) retrospectively to each prior reporting period presented; or (2) retrospectively with the cumulative effect of initially applying this ASU recognized at the date of initial application. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date to defer the effective date of Update 2014-09 for all entities by one year. The new guidance would be effective for fiscal years beginning after December 15, 2017, which for the Company means January 1, 2018. Entities are permitted to adopt in accordance with the original effective date if they choose. The Company has not yet determined the extent of the impact of adoption.

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

(a)     Purchase Price Allocation

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
(formerly Tekmira Pharmaceuticals Corporation)
Notes to condensed consolidated financial statements
(Unaudited)
(Expressed in US dollars – tabular amounts in thousands)

The transaction has been accounted for using the acquisition method based on ASC 805, Business Combinations, with Arbutus (formerly Tekmira) identified as the acquirer, based on managements’ analysis and evaluation of the form of the acquisition, the relative contribution and rights of the predecessor groups post-closing, and the relative number of shares issued by the Company on acquisition of Arbutus Inc. Under the acquisition method, the consideration transferred is measured at fair value; common shares as consideration are issued at the market price as at the acquisition date. The excess of the purchase price over the preliminary fair value assigned to the net assets acquired has been recorded as goodwill. Acquisition costs were expensed as incurred. The Company recorded $9,656,000 of acquisition costs for the nine-months ended September 30, 2015.

The Company issued consideration with a total fair value of $381,942,000 on acquisition. Of this consideration, 23,973,315 common shares were issued, which is comprised of 20,347,906 common shares issued without subjects and 3,625,412 common shares issued to Arbutus Inc.’s founding executives and subject to repurchase provisions. The fair value of the common shares issued without subjects has been determined to be the Company’s NASDAQ closing price of $18.26 on the date prior to the acquisition’s consummation, March 4, 2015. The total fair value of the common shares issued subject to repurchase provision has been determined to be $66,196,000, using the Black-Scholes pricing model with assumed risk-free interest rate of 0.74%, volatility of 81%, a zero dividend yield and an expected life of 4 years. Of the total fair value, $9,262,000 has been attributed as pre-combination service and included as part of the total acquisition consideration. The post-combination attribution of $56,934,000 will be recognized as compensation expense over the period of expiry of repurchase provision rights. The Company recorded $10,962,000 in stock-based compensation expense related to services performed during the period of expiration of repurchase provision rights from the acquisition date through to September 30, 2015. In July 2015, in conjunction with amendments to the employment contracts of Arbutus Inc.’s founding executives, the Company amended the repurchase provision rights period of expiry from August 2018 to August 2017. This amendment results in an acceleration of compensation expense recognized in each subsequent period by approximately $1,900,000 per quarter, effective in Q3 2015.

As at the acquisition date, 3,625,412 shares were issued and outstanding which were and continue to remain subject to a repurchase provision. Subsequent to the acquisition date and the July 2015 amendment to the repurchase provision rights, the rights expire at a rate of 302,120 on November 30, 2015 and February 29, 2016 and at a rate of 503,552 shares every three months commencing May 31, 2016.

The Company has further reserved 184,332 shares for the future exercise of Arbutus Inc. stock options. The total fair value of Arbutus Inc. stock options at the date of acquisition has been determined to be $3,287,000, using the Black-Scholes pricing model with an assumed risk-free interest rate of 0.97%, volatility of 78%, a zero dividend yield and an expected life of 8 years, which are consistent with the assumption inputs used by the Company to determine the fair value of its options. Of the total fair value, $1,127,000 has been attributed as pre-combination service and included as part of the total acquisition consideration. The post-combination attribution of $2,160,000 will be recognized as compensation expense over the vesting period of the stock options through to December 2018. The Company has included $330,000 compensation expense related to the vesting of Arbutus Inc. stock options from the acquisition date through to September 30, 2015.

The aggregate fair value of consideration transferred to acquire Arbutus Inc.’s outstanding shares has been determined to be $381,942,000, and has been attributed to preliminary fair values of assets acquired and liabilities assumed. The Company has refined the preliminary allocation of the purchase price for intangible assets, goodwill, contingent consideration and deferred tax liability from what was disclosed in prior periods. The following table summarizes the Company’s purchase price allocation as at September 30, 2015, which remains preliminary as the assessments of the fair value of assets acquired and liabilities assumed are ongoing:

Consideration paid:
Common shares issued without subjects	$371,553
Common shares issued subject to repurchase provision	9,262
Common shares issuable for Arbutus Inc. stock options	1,127
$381,942

Identifiable assets acquired and liabilities assumed:
Cash	$324
Prepaid expenses and other assets	116
Accounts receivable	8
Property and equipment	147
Acquired intangible assets	391,591
Goodwill	156,637
Accounts payable and accrued liabilities	(3,580)

ARBUTUS BIOPHARMA CORPORATION
(formerly Tekmira Pharmaceuticals Corporation)
Notes to condensed consolidated financial statements
(Unaudited)
(Expressed in US dollars – tabular amounts in thousands)

Other noncurrent liabilities (note 8)	(6,665)
Deferred income tax liability	(156,636)
Total purchase price allocation	$381,942

The preliminary fair value of intangible assets is estimated to be $391,591,000. The fair value of each IPR&D is estimated using the income approach. The income approach uses valuation techniques to discount future economic benefits attributed to the subject intangible asset to a present value. Present value is based on current market expectations about those future amounts and includes management’s estimates of risk-adjusted future incremental earnings that may be achieved upon regulatory approval, promotion, and distribution associated with the rights and includes estimated cash flows of approximately 20 years and a discount rate of approximately 13.9%. The identifiable intangible assets acquired consist of in-process research and development (IPR&D) HBV assets, as summarized in the table below:

$
IPR&D – Cyclophilins	37,990
IPR&D – Immune Modulators	188,498
IPR&D – Antigen Inhibitors	35,374
IPR&D – cccDNA Sterilizers	129,729
Total IPR&D	$391,591

All IPR&D acquired is currently classified as indefinite-lived and is not currently being amortized. IPR&D becomes definite-lived upon the completion or abandonment of the associated research and development efforts, and will be amortized from that time over an estimated useful life based on respective patent terms. The fair value of each IPR&D asset will continue to be evaluated on a quarterly basis for indicators of impairment.

Based on the preliminary fair values above, an amount of $156,637,000 has been allocated to goodwill, which represents the excess of the purchase price over the fair values assigned to the net assets acquired. Goodwill is attributable to synergies expected to arise after the Company’s acquisition of Arbutus Inc. The full amount of the preliminary value of goodwill has been assigned to the entire Company, since management has determined that the Company has only one reporting unit. The goodwill is not deductible for tax purposes, and is not amortized, but will be evaluated for impairment on an annual basis or more often if the Company identifies impairment indicators that would require earlier testing.

The amount of net loss of Arbutus Inc. included in the consolidated statements of operations from the acquisition date, through the period ended September 30, 2015 was $9,067,000. Arbutus Inc. did not earn any revenues from the acquisition date through the period ended September 30, 2015.

The following table presents the unaudited pro forma results for the three and nine months ended September 30, 2015 and 2014. The pro forma financial information combines the results of operations of Arbutus, Arbutus Inc., Protiva, Protiva USA, and Enantigen as though the businesses had been combined as of the beginning of fiscal 2014. The pro forma financial information is presented for informational purposes only, and is not indicative of the results of operations that would have been achieved if the merger had taken place at the beginning of fiscal 2014. The pro forma financial information presented includes acquisition costs, amortization charges for acquired tangible assets, estimated impairment charge on acquired intangible assets (as described in note 3b below), but does not include amortization charges for acquired intangible assets as these assets have not yet been put in use.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Pro forma information
Gross Revenue	$4,065	$4,362	$12,187	$10,603
Loss from operations	(58,138)	(11,222)	(97,629)	(35,501)
Net loss	(28,928)	(12,976)	(62,922)	(45,939)
Basic and diluted loss per share	(0.57)	(0.28)	(1.31)	(1.02)

ARBUTUS BIOPHARMA CORPORATION
(formerly Tekmira Pharmaceuticals Corporation)
Notes to condensed consolidated financial statements
(Unaudited)
(Expressed in US dollars – tabular amounts in thousands)

(b)      Impairment evaluations for intangible assets and goodwill

As indicated in note 2 above, the Company will evaluate the recoverable amount of intangible assets on an annual basis and perform an annual evaluation of goodwill as of November 30 each year, unless there is an event or change in the business that could indicate impairment and earlier testing.

On October 28, 2015, the Company announced that the development of the cyclophilin drug candidate, OCB-030 has been discontinued. The decision was based on extensive preclinical evaluations performed by the Company of OCB-030 and other competitive cyclophilin inhibitors following the acquisition of Arbutus Inc., which concluded that cyclophilins do not play a meaningful role in HBV biology. Although the final conclusion was made subsequent to the period end, it reflected management’s best estimate as at September 30, 2015, and as such, the Company recorded an estimated impairment charge of $37,990,000 and a corresponding income tax benefit of $15,196,000 related to the decrease in deferred tax liability for the discontinuance of OCB-030 in the consolidated statement of operations and comprehensive loss. For all other IPR&D, no impairment triggers were identified. The following table summarizes the preliminary carrying values, net of estimated impairment of the intangible assets as at September 30, 2015:

$
IPR&D – Cyclophilins	-
IPR&D – Immune Modulators	188,498
IPR&D – Antigen Inhibitors	35,374
IPR&D – cccDNA Sterilizers	129,729
Total IPR&D	$353,601

The Company further determined that in conjunction with the sustained decline in the share price, the estimated impairment on cyclophilins reflect significant changes in the business that would trigger an earlier evaluation of the carrying value of goodwill prior to the annual impairment testing date of November 30.  Goodwill was recorded as a result of the acquisition of Arbutus Inc. as described in note 3(a), and has a preliminary carrying value of $156,637,000. As part of the evaluation of the recoverability of goodwill, the Company has identified only one reporting unit to which the total preliminary carrying amount of goodwill has been assigned. The income approach is used to estimate the fair value of the reporting unit, which requires estimating future cash flows and risk-adjusted discount rates. Changes in these estimates and assumptions could materially affect the determination of fair value of the reporting unit and may result in impairment charges in future periods. As at September 30, 2015, the fair value of the reporting unit exceeded the preliminary carrying value of the reporting unit, and as such the second step of the impairment test, which measures the amount of impairment charge, was not required. In addition to the income approach, the Company considered the market capitalization of approximately $332,330,000 as at September 30, 2015. Although the Company’s carrying value of $553,807,000 exceeded the market capitalization, the Company reconciled the income approach determination of fair value with the market capitalization by considering macroeconomic factors, and as such, the Company does not believe that market capitalization appropriately reflected the value of the Company for the purpose of testing goodwill impairment in the interim. No impairment charge on goodwill was recorded for the period ended September 30, 2015.

4.      Collaborations, contracts and licensing agreements

The following tables set forth revenue recognized under collaborations, contracts and licensing agreements, in thousands:

ARBUTUS BIOPHARMA CORPORATION
(formerly Tekmira Pharmaceuticals Corporation)
Notes to condensed consolidated financial statements
(Unaudited)
(Expressed in US dollars – tabular amounts in thousands)

	Three months ended September 30		Nine months ended September 30
	2015	2014	2015	2014

Collaborations and contracts
DoD (a)	$2,002	$1,493	$6,909	$5,594
Monsanto (b)	309	283	826	809
BMS (d)	-	1,552	-	1,758
Dicerna (e)	724	250	1,130	250
Total research and development collaborations and contracts	3,035	3,578	8,865	8,411

Licensing fees, milestone and royalty payments
Monsanto licensing fees and milestone payments (b)	727	730	2,374	1,901
Acuitas milestone payments (c)	-	-	-	150
Dicerna licensing fee (e)	263	-	789	-
Spectrum royalty payments (f)	40	54	159	141
Total licensing fees, milestone and royalty payments	1,030	784	3,322	2,192

Total revenue	$4,065	$4,362	$12,187	$10,603

The following table sets forth deferred collaborations and contracts revenue:

	September 30, 2015	December 31, 2014
DoD (a)	$57	$313
Monsanto current portion (b)	3,773	4,245
Dicerna current portion (e)	1,005	1,221
Deferred revenue, current portion	4,835	5,779
Monsanto long-term portion (b)	6,446	8,666
Dicerna long-term portion (e)	442	1,271
Total deferred revenue	$11,723	$15,716

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
(formerly Tekmira Pharmaceuticals Corporation)
Notes to condensed consolidated financial statements
(Unaudited)
(Expressed in US dollars – tabular amounts in thousands)

In March 2015, the Company and the DoD signed a contract modification to provide up to $2,250,000 to fund the Company for TKM- Ebola-Guinea IND submission expenses.

Under the contract, the Company is reimbursed for costs incurred, including an allocation of overhead costs, and is paid an incentive fee. At the beginning of the fiscal year the Company estimates its labor and overhead rates for the year ahead. At the end of the year the actual labor and overhead rates are calculated and revenue is adjusted accordingly. The Company’s actual labor and overhead rates will differ from its estimated rates based on actual costs incurred and the proportion of the Company’s efforts on contracts and internal products versus indirect activities. Within minimum and maximum collars, the amount of incentive fee the Company can earn under the contract varies based on costs incurred versus budgeted costs. During the contractual period, incentive fee revenue and total costs are impacted by management’s estimate and judgments which are continuously reviewed and adjusted as necessary using the cumulative catch-up method. At September 30, 2015, the Company believes it can reliably estimate the final contract costs so has recognized the portion of expected incentive fee which has been earned to date.

On October 1, 2015, the Company received formal notification from the DoD that, due to the unclear development path for TKM-Ebola and TKM-Ebola-Guinea, the Ebola-Guinea Manufacturing and the Ebola-Guinea IND submission statements of work had been terminated, subject to the completion of certain post-termination obligations. The TKM-Ebola portion of the contract is expected to complete before the end of 2015 at which point contract close out procedures will commence.

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

In May 2015, the arrangement was amended to extend the option period by approximately five months, with payments up to $2,000,000 for the extension period. From inception of the contract to September 30, 2015, the Company had received $19,300,000 from Monsanto. The amounts received relate to research services and use of the Company’s technology over the option period, and are recognized as revenue on a straight-line basis over the extended option period.

Under the Agreements, the Company has established a wholly-owned subsidiary, PADCo. The Company has determined that PADCo is a variable interest entity (“VIE”); however, Monsanto is the primary beneficiary of the arrangement. PADCo was established to perform research and development activities, which have been funded by Monsanto in return for a call option to acquire the equity or all of the assets of PADCo. At any time during the option period, Monsanto may choose to exercise its option, in which case Monsanto would pay the Company an option exercise fee and would receive a worldwide, exclusive right to use the Company’s proprietary delivery technology in the field of agriculture. Monsanto may elect to terminate this option at their discretion. The Company retains all rights to therapeutics uses of all current intellectual property and intellectual property developed under the Agreements. The Company’s initial investment is not significant, and has no implied or unfunded commitments and the maximum exposure to loss is limited to the amount of investment in the entity. The Company has included its investment in PADCo in Other Assets. There were no significant assets or liabilities for PADCo as at September 30, 2015. There was no equity income or loss with respect to PADCo recorded for the nine months ended September 30, 2015.

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

Arbitration with Alnylam and Ascletis Pharmaceuticals (Hangzhou) Co. Ltd. (“Ascletis”)

On June 21, 2013, the Company transferred manufacturing process technology to Ascletis to enable them to produce ALN-VSP, a product candidate licensed to them by Alnylam. The Company believes that under the new licensing agreement with Alnylam, the technology transfer to Ascletis triggers a $5,000,000 milestone obligation from Alnylam to the Company. However, Alnylam has demanded a declaration that the Company has not yet met its milestone obligations. The Company disputes Alnylam’s position. To remedy this dispute, the Company and Alnylam have commenced arbitration proceedings as provided for under the agreement. The hearing date for this arbitration took place in May 2015, and the decision of the arbitrator is pending. The Company has not recorded any revenue in respect of this milestone.

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

The revenue earned for the nine months ended September 30, 2014 was related to BMS batches shipped during the period. In August 2014, the agreement expired and both companies’ obligations under the agreement ended.

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

Talon was acquired by Spectrum in July 2013. The acquisition does not affect the terms of the license between Talon and the Company. On September 3, 2013, Spectrum announced that they had shipped the first commercial orders of Marqibo. For the three and nine months ended September 30, 2015, the Company recorded $40,000 and $159,000 in Marqibo royalty revenue (three and nine months ended September 30, 2014 - $54,000 and $141,000 respectively). For the nine months ended September 30, 2015, the Company accrued 2.5% in royalties due to TPC in respect of the Marqibo royalty earned by the Company – see note 8, contingencies and commitments.

5.      Accounts payable and accrued liabilities

Accounts payable and accrued liabilities is comprised of the following, in thousands:

	September 30, 2015	December 31, 2014

Trade accounts payable	$2,898	$2,044
Research and development accruals	2,964	2,391
License fee accruals	-	250
Professional fee accruals	336	1,294
Deferred lease inducements	325	250
Payroll accruals	26	2,873
Other accrued liabilities	952	226
	$7,501	$9,328

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

The carrying amount of financial assets represents the maximum credit exposure. The maximum exposure to credit risk at September 30, 2015 was the accounts receivable balance of $2,192,000 (December 31, 2014 - $1,903,000).

All accounts receivable balances were current as at September 30, 2015 and at December 31, 2014.

8.      Contingencies and commitments

Product development partnership with the Canadian Government

ARBUTUS BIOPHARMA CORPORATION
(formerly Tekmira Pharmaceuticals Corporation)
Notes to condensed consolidated financial statements
(Unaudited)
(Expressed in US dollars – tabular amounts in thousands)

The Company entered into a Technology Partnerships Canada ("TPC") agreement with the Canadian Federal Government on November 12, 1999. Under this agreement, TPC agreed to fund 27% of the costs incurred by the Company, prior to March 31, 2004, in the development of certain oligonucleotide product candidates up to a maximum contribution from TPC of $7,179,000 (C$9,323,000). As at September 30, 2015, a cumulative contribution of $2,774,000 (C$3,702,000) has been received and the Company does not expect any further funding under this agreement. In return for the funding provided by TPC, the Company agreed to pay royalties on the share of future licensing and product revenue, if any, that is received by the Company on certain non-siRNA oligonucleotide product candidates covered by the funding under the agreement. These royalties are payable until a certain cumulative payment amount is achieved or until a pre-specified date. In addition, until a cumulative amount equal to the funding actually received under the agreement has been paid to TPC, the Company agreed to pay 2.5% royalties on any royalties the Company receives for Marqibo. For the three and nine months ended September 30, 2015, the Company earned royalties on Marqibo sales in the amount of $40,000 and $159,000 respectively (three and nine months ended September 30, 2014 – $54,000 and $141,000 respectively) (see note 4(f)), resulting in $4,000 being recorded by the Company as royalty payable to TPC (September 30, 2014 - $4,000). The cumulative amount paid or accrued up to September 30, 2015 was $10,000, resulting in the contingent amount due to TPC being $2,765,000 (C$3,690,000).

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
(formerly Tekmira Pharmaceuticals Corporation)
Notes to condensed consolidated financial statements
(Unaudited)
(Expressed in US dollars – tabular amounts in thousands)

Contingent consideration from Arbutus Inc. acquisition of Enantigen and License Agreements between Enantigen and the Baruch S. Blumberg Institute (“Blumberg”) and Drexel University (“Drexel”)

In October 2014, Arbutus Inc. acquired all of the outstanding shares of Enantigen pursuant to a stock purchase agreement. Through this transaction, Arbutus Inc. acquired a HBV surface antigen secretion inhibitor program and a capsid assembly inhibitor program, each of which are now assets of Arbutus, following the Company’s merger with Arbutus Inc. – see note 3.

Under the stock purchase agreement, Arbutus Inc. agreed to pay up to a total of $21,000,000 to Enantigen’s selling stockholders upon the achievement of certain triggering events related to Enantigen’s two programs in pre-clinical development related to HBV therapies, as well as $102.5 million to Enantigen’s selling stockholders upon the achievement of certain development milestones and sales performance milestones, respectively. The first triggering event is the enrollment of first patient in Phase 1b clinical trial in HBV patients, which the Company does not expect to occur in the next twelve-month period.

The regulatory, development and sales milestone payments have an estimated fair value of approximately $6,665,000 as at the date of acquisition of Arbutus Inc., and have been treated as contingent consideration payable in the purchase price allocation (note 3), based on information available at the date of acquisition, using a probability weighted assessment of the likelihood the milestones would be met and the estimated timing of such payments, and then the potential contingent payments were discounted to their present value using a probability adjusted discount rate that reflects the early stage nature of the development program, time to complete the program development, and overall biotech indices.

As part of its acquisition of Arbutus Inc. on March 4, 2015 as described in note 3, the other non-current liabilities assumed by the Company included the contingent consideration of $6,665,000 related to Arbutus Inc.’s acquisition of Enantigen. Contingent consideration is considered as a financial liability, and the Company determines its fair value at each reporting period with any changes in fair value from the previous reporting period recorded in the statement of operations and comprehensive loss. The Company is currently undertaking valuation assessments of assets acquired and liabilities assumed from Arbutus Inc., which includes a valuation assessment of the contingent consideration. No change to the fair value of the contingent consideration has been recorded for the three and nine-months ended September 30, 2015.

Drexel and Blumberg

In February 2014, Arbutus Inc. entered into a license agreement with Blumberg and Drexel that granted an exclusive, worldwide, sub-licensable license to three different compound series: cccDNA inhibitors, capsid assembly inhibitors and HCC inhibitors.

In partial consideration for this license, Arbutus Inc. paid a license initiation fee of $150,000 and issued warrants to Blumberg and Drexel. The warrants were exercised prior to the Company’s acquisition of Arbutus Inc. Under this license agreement, Arbutus Inc. also agreed to pay up to $3,500,000 in development and regulatory milestones per licensed compound series, up to $92,500,000 in sales performance milestones per licensed product, and royalties in the mid-single digits based upon the proportionate net sales of licensed products in any commercialized combination. The Company is obligated to pay Blumberg and Drexel a double digit percentage of all amounts received from the sub-licensees, subject to customary exclusions.

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

In partial consideration for this license, Arbutus Inc. paid NeuroVive a license fee of $1 million. As described in note 3 above, Arbutus Inc. became our wholly owned subsidiary by way of a Merger Agreement, which does not trigger any milestone payments. We have conducted significant research and analysis on the NeuroVive Product, OCB-030. Based on this research and analysis, we have decided to discontinue the OCB-030 development program.  Otherwise, the license agreement and ongoing relationship with NeuroVive remains in full effect at this time.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis by our management of our financial position and results of operations in conjunction with our audited consolidated financial statements and related notes thereto included as part of our Annual Report on Form 10-K for the year ended December 31, 2014 and our unaudited condensed consolidated financial statements for the three and nine month periods ended September30, 2015. Our consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles and are presented in U.S. dollars.

FORWARD-LOOKING STATEMENTS

The information in this report contains forward-looking information and forward-looking statements (collectively, forward-looking statements) within the meaning of applicable securities laws. Forward-looking statements in this report include statements about our strategy, future operations, clinical trials, prospects and the plans of management; the discovery, development and commercialization of a cure for HBV; our beliefs and development path and strategy to achieve a cure for HBV; the formation of a discrete business unit to manage, develop and maximize the value of our non-HBV assets (including new product development and partnering opportunities) and the independent financing of the discrete business unit; our intention to conduct a rolling Phase II clinical program for HBV (using an iterative process of combination drug candidates), the use of results from this program to design additional treatment regimens for next cohorts and to conduct a Phase III clinical trial intended to ultimately support regulatory filings for marketing approval; our intention to continue expanding our HBV pipeline through internal development, acquisitions and in-licenses; plans to progress lead pipeline candidate TKM-HBV into a multi-dose Phase II study in HBV infected patients by year-end, pending confirmation from the relevant regulatory authorities, with HBsAg reduction results expected to be reported in 2016; expectations to file an IND (or equivalent filing) for a cccDNA formation inhibitor in 2016, with a plan to include the molecule in combination studies in 2017; expectations for filing an IND with the FDA, or equivalent filing with foreign regulatory authorities, for two core protein inhibitors as oral therapeutics for the treatment of chronic HBV infection and initiating clinical development of one of these compounds in 2016; plans to start clinical development of CYT003 in 2016, in time to enable inclusion of the molecule in combination studies in early 2017; discontinuing development of OCB-030 and suspending interest in the cyclophilin inhibitor class; the research benefits of the collaboration with The Baruch S. Blumberg Institute, including expansion of our HBV pipeline through internal development, acquisitions and in-licenses; our belief in the significant value of our non-HBV assets and the maximization of these asset values; our expanded Phase I/II clinical trial with TKM-PLK1; partnering or external funding opportunities to maximize Ebola assets, TKM-Marburg, TKM-HTG, TKM-ALDH; the effects of our products on the treatment of chronic Hepatitis B infection, cancer, infectious disease, alcohol use disorder, and other diseases; the potential of RNAi to generate a new class of therapies; our RNAi pipeline and the advancement thereof with a focus on realizing the value of these assets; new product development and partnering opportunities in LNP technology; the expected efficacy of our various HBV therapies; our continued commitment to its non-HBV assets, both clinical and preclinical, and realization of value for these non-HBV assets; the quantum and triggering of payments to our partners, including payments to Dicerna, Cytos, Blumberg, Drexel, Enantigen’s selling stockholders and NeuroVive; future changes in the fair value of our warrant liability; the expected return from strategic alliances, licensing agreements, and research collaborations, such as the potential value of a transaction with Monsanto Company; our intent to retain earnings, if any, to finance the growth and development of their business and not to pay dividends or to make any other distributions in the near future; arbitration proceedings with Alnylam Pharmaceuticals, Inc. in connection with ALN-VSP; arbitration proceedings with the University of British Columbia in connection with alleged unpaid royalties; anticipated royalty receipts; statements with respect to revenue and expense fluctuation and guidance; and the quantum and timing of potential funding.

With respect to the forward-looking statements contained in this report, we have made numerous assumptions regarding, among other things: LNP’s status as a leading RNAi delivery technology; our research and development capabilities and resources; the effectiveness of our products as a treatment for chronic Hepatitis B infection, cancer, infectious disease, alcohol use disorder, or other diseases; the timing and quantum of payments to be received under contracts with our partners including Alnylam, Spectrum and Monsanto; assumptions related to our share price volatility, expected lives of warrants and warrant issuances and/or exercises; and our financial position and its ability to execute its business strategy. While we consider these assumptions to be reasonable, these assumptions are inherently subject to significant business, economic, competitive, market and social uncertainties and contingencies.

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

OVERVIEW

Arbutus Biopharma Corporation (“Arbutus”, “we”, “us”, and “our”) is a publicly traded industry-leading therapeutic solutions company focused on discovering, developing and commercializing a cure for patients suffering from chronic hepatitis B (HBV) infection, a disease of the liver caused by hepatitis B. Effective July 31, 2015, our corporate name changed from Tekmira Pharmaceuticals Corporation to Arbutus Biopharma Corporation. Also effective July 31, 2015, the corporate name of our wholly owned subsidiary, OnCore Biopharma, Inc. changed to Arbutus Biopharma Inc. (“Arbutus Inc.”). Including Arbutus Inc., we have four wholly owned subsidiaries: Protiva Biotherapeutics Inc. (“Protiva”), Protiva Agricultural Development Company Inc. (“PADCo”), and Protiva Biotherapeutics (USA) Inc. (“Protiva USA”). Unless stated otherwise or the context otherwise requires, references herein to “Arbutus”, “we”, “us” and “our” refer to Arbutus Biopharma Corporation, and, unless the context requires otherwise, one or more subsidiaries through which we conduct business.

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

Together with our subsidiaries, we have an industry leading pipeline focused on finding a cure for chronic HBV infection. This HBV pipeline consists of multiple drug candidates, with complementary mechanisms of action. We believe that direct-acting antiviral drugs such as TKM-HBV, cccDNA formation inhibitors and core protein/capsid assembly inhibitors represent the most important approaches with the highest probability of contributing to a cure. As a result, we have prioritized and accelerated development of our direct acting antiviral product candidates including our cccDNA formation inhibitors and core protein/capsid assembly inhibitors.

We believe combination therapies are the key to HBV treatment and a potential cure, and development can be accelerated when multiple components of a combination therapy regimen are controlled by the same company. This is why, together with our subsidiaries, [we have retained exclusive worldwide development and commercialization rights to all of our drug candidates and programs in HBV].

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

In addition to our HBV pipeline, we also have an RNAi product pipeline which is focused on antivirals, oncology and metabolic product platforms, in areas where there is a significant medical need and commercial opportunity. Our proprietary lipid nanoparticle (LNP) Delivery Platform allows for the delivery of RNAi drugs. Encapsulation of the RNAi trigger molecules using our LNP technology enables efficient delivery and uptake into target cells. Our LNP technology represents the most widely adopted delivery method in RNAi and has been administered to hundreds of patients.

We have formed a business unit to manage, develop and maximize the value of our non-HBV assets. This business unit will support current and potential collaborations and partnerships, and includes preclinical RNAi product candidates, intellectual property and related know how of the LNP delivery technology platform and strategic partnerships exploiting the LNP technology. Ongoing technology development efforts conducted will benefit the LNP delivery platform and can support future product development efforts including potential future generations of TKM-HBV. Because LNP can enable a wide variety of nucleic acid triggers, including mRNA, we continue to seek new product development and partnering opportunities based on what we believe is our industry-leading delivery expertise.

We remain committed to continuing to support the work of our product development partners and intellectual property licensees with the goal of realizing the short-term and long-term financial potential of these partnerships.

Voluntary Delisting from the Toronto Stock Exchange (TSX) and NASDAQ Ticker Change.

Our common shares were voluntarily delisted from the Toronto Stock Exchange ("TSX") as of the close of business on Tuesday, March 3, 2015. Prior to the voluntary delisting, our common shares traded on the TSX under the symbol “TKM”. We continue to be listed on the NASDAQ. In conjunction with our name change to Arbutus Biopharma Corporation our ticker symbol was changed to “ABUS” on August 3, 2015.

Public Offering of Common Shares

On March 25, 2015, we completed an underwritten public offering of 7.5 million common shares at a price of US$20.25 per share for aggregate gross proceeds of US$151.9 million before deducting underwriting discounts and commissions and other offering expenses.

Our Product Candidates

We have what we believe is an industry-leading pipeline focused on curing HBV. Our belief is that to achieve an HBV cure, a combination of products that affect the main drivers of HBV need to be utilized. Specifically, this means that to be successful, we believe we need to have products that address HBV persistence and include antiviral, host cell and immune targets.

Once multiple compounds within the portfolio with sufficient anti-HBV activity and safety have been identified, we intend, subject to discussions with regulatory authorities, to conduct a rolling Phase II clinical program. These studies will likely evaluate combinations of two or more drug candidates in small cohorts of patients with chronic HBV infection to identify active combinations and those that do not have sufficient antiviral activity. We also plan to evaluate different treatment durations to determine the optimal duration for a finite duration therapy. We expect to use these results to design additional treatment regimens for the next cohorts. We plan to continue this iterative process until we select combination therapy regimens and treatment durations to conduct Phase III clinical trials intended to ultimately support regulatory filings for marketing approval.

We intend to continue to expand our HBV pipeline through internal development, acquisitions and in-licenses. We believe that a major engine for internal innovation is our collaboration with The Baruch S. Blumberg Institute (“Blumberg”), one of the leading non-profit research institutes in the world focused on HBV. The Baruch S. Blumberg Institute was established in 2003 by the Hepatitis B Foundation. We believe that this collaboration will provide us with access to cutting-edge research in new target identification, assay development, mechanism of action studies and lead generation efforts focused on hepatitis B virus. This relationship also provides us with access to research that we believe is equal to, or surpasses that of other biotechnology or pharmaceutical companies, and can add value to our current and future R&D efforts in HBV.

HBV Product Pipeline

TKM-HBV

HBV causes the most common serious liver infection in the world. The Hepatitis B Foundation estimates that 400 million people worldwide are chronically infected with the virus, and other estimates suggest this could include up to 1.4 million people in the United States. Individuals chronically infected with HBV are at an increased risk of developing significant liver disease, including cirrhosis, or permanent scarring of the liver, as well as liver failure and hepatocellular carcinoma (HCC) or liver cancer. According to the Hepatitis B Foundation, HBV is the cause of up to 80% of liver cancers. Individuals with liver cancer typically have a five-year survival rate of about 15%. The WHO estimates that an estimated 1 million people die every year due to the consequences of hepatitis B infection.

Our extensive experience in antiviral drug development has been applied to our TKM-HBV program to develop an RNAi therapeutic for chronic hepatitis B infection. Small molecule nucleotide therapy has been the standard of care for chronic HBV infected patients. However, many of these patients continue to express a viral protein called HBV surface antigen (HBsAg). This protein causes inflammation in the liver leading to cirrhosis and, in some cases, hepatocellular carcinoma (HCC) and death.

TKM-HBV is designed to address an unmet medical need and reduce HBsAg expression in patients chronically infected with HBV. Reducing HBsAg is thought to be a key prerequisite to enable a patient’s immune system to raise an adequate immune response against the virus. The ability of TKM-HBV to inhibit numerous viral elements in addition to HBsAg increases the likelihood of successfully controlling the viral infection.

TKM-HBV is being developed as a RNAi therapeutic that simultaneously targets three sites on the HBV genome. Targeting three distinct and highly conserved sites on the HBV genome is intended to facilitate potent knockdown of all viral messenger RNA (mRNA) transcripts and viral antigens across a broad range of HBV genotypes (pan-genotypic activity). All three triggers used in TKM-HBV target the HBsAg mRNAs.

TKM-HBV results in potent and rapid reduction in HBsAg in several preclinical models. In these models, TKM-HBV treatment resulted in reductions in both intrahepatic and serum HBsAg, as well as reductions in HBV DNA, cccDNA, Hepatitis B e antigen (HBeAg) and HBcAg (Hepatitis B c antigen). A rapid 1 log reduction in serum HBsAg was achieved with a single 1 mg/kg dose of TKM-HBV in the humanized mouse model. 1-2 log viral reductions from similar single-dose LNP treatments in two other true-infection animal models were also demonstrated. This data was presented at the DIA/FDA Oligonucleotide-Based Therapeutics Conference in Washington, DC, on September 9, 2015. We presented additional data at the 2015 International Meeting on Molecular Biology of Hepatitis B Viruses in Dolce Bad Nauheim, Germany, on October 6-7, 2015, and plan to present at the upcoming 2015 AASLD Liver Meeting in San Francisco, on November 13-17, 2015.

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

Our data supports the utility of TKM-HBV as a potential new therapeutic option for treating patients with chronic HBV infection. In early 2015, we advanced two TKM-HBV product candidates into a Phase I trial. Both product candidates employ the same unique combination of three RNAi trigger molecules. However, they differ in their LNP composition. One formulation employs a third generation LNP, and the other employs a new, fourth generation LNP, which incorporates novel lipid chemistry and demonstrates improved potency in preclinical studies.

The TKM-HBV Phase I clinical trial is a randomized, single-blind, placebo-controlled study, involving single ascending doses of TKM-HBV. The study is assessing the safety, tolerability and pharmacokinetics of intravenous administration of two LNP formulations (third and fourth generation) of TKM-HBV in healthy adult subjects. In order to enable maximum TKM-HBV dose escalation, steroid premedication was added to the Phase I protocol. No dose limiting toxicities were seen with either formulation through 0.4mg/kg, the highest dose tested in Phase I. At this time, a maximum tolerated dose has not been reached and evaluation of higher doses is under consideration.

Our ongoing TKM-PLK1 HCC study has enrolled patients with chronic HBV infection. These patients are maintained on nucleoside therapy throughout the HCC study treatment to control their HBV DNA levels. Based on preliminary data we have seen no evidence that these patients have experienced an exacerbation of their HBV when receiving steroid premedication with each of their weekly doses of TKM-PLK1.

TKM-HBV is progressing to a Phase II multi-dosing study in HBV infected patients based on results to date from a Phase I single ascending dose study. Pending confirmation from the relevant regulatory authorities, the Phase II study will evaluate two dose levels of TKM-HBV administered as three monthly doses in chronic HBV infected patients who are on stable background nucleot(s)ide analog therapy. In the proposed protocol, eight subjects will be enrolled in each of the two dose cohorts with six subjects receiving TKM-HBV, and two receiving placebo. Dosing in this study is expected to begin by year-end. We anticipate results from this Phase II trial in 2016.

cccDNA Formation Inhibitors

We are developing small molecule cccDNA formation inhibitors. The inhibition of cccDNA formation is expected to reduce the amount of cccDNA in the infected liver cell. We acquired the exclusive, worldwide rights to this program through an in-license from Blumberg. We have made significant progress with the discovery of potent and small molecule cccDNA formation inhibitors. As presented at the 2015 International Meeting on Molecular Biology of Hepatitis B Viruses in October 2015, our cccDNA formation inhibitors demonstrate synergy with approved nucleot(s)ide analogs in preclinical models, which could lead to faster declines in cccDNA levels in patients than is seen with nucleot(s)ide analogs alone. We plan to file an IND (or equivalent filing) for a cccDNA formation inhibitor in 2016, and plan to include the molecule in combination studies in 2017.

Core Protein/ Capsid Assembly Inhibitors

HBV core protein, or capsid, is required for viral replication and core protein may have additional roles in cccDNA function. Current nucleot(s)side analog therapy significantly reduces serum HBV DNA levels in the serum but significant HBV replication continues in the liver, thereby enabling HBV infection to persist. Effective therapy for patients requires new agents which will effectively block viral replication. We are developing two core protein inhibitors (also known as capsid assembly inhibitors) as oral therapeutics for the treatment of chronic HBV infection. By inhibiting assembly of the viral capsid, the ability of hepatitis B virus to replicate is impaired, resulting in reduced cccDNA. We acquired exclusive, worldwide rights to these drug candidates through an in-license from Blumberg and Drexel University, or (“Drexel”), and through Arbutus Inc.’s recent acquisition of Enantigen Therapeutics, Inc. (“Enantigen”). We expect to file an IND with the FDA, or an equivalent filing with foreign regulatory authorities, and initiate clinical development of one of these compounds in 2016.

TLR9 Agonist (CYT003)

Pharmaceutical activation of toll-like receptors (TLRs) is a novel and attractive approach for the treatment of chronic HBV because agonism of these receptors triggers innate immune responses and also stimulates adaptive immunity.  It is hoped that immune stimulation by TLR agonists can overcome the immunologic blocks that allow chronic HBV persistence, including direct activation of the host’s innate antiviral response, to overcome the functional weakness in HBV-specific immune cell responses.

Licensed from Cytos Biotechnology Ltd., (“Cytos”), CYT003 is a biological carrier which is filled with the immunostimulatory oligonucleotide called G10. G10 a toll-like receptor-9 (TLR-9) agonist. CYT003 has been shown to directly activate B cells and stimulates human (plasmacytoid dendritic cells) pDC to secrete Interferon alpha. CYT003 also activates other antigen presenting cells indirectly and promotes the development of TH1 type cytokine response. This is thought to be potentially beneficial in promoting anti-HBV T cell immunity. CYT003 has previously been utilized in human trials in other indications and therefore could move quickly into the clinic in HBV infected patients. We plan to start clinical development of CYT003 in 2016 to enable inclusion of this molecule in combination studies in early 2017.

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

Cyclophilin Inhibitor — OCB-030

Cyclophilins are proteins that have been shown to play a role in several biological processes, including viral infection. There is a hypothesis that inhibition of cyclophilin can impair the ability of HBV to replicate and enhance the host immune response toward HBV. Based on that hypothesis we licensed from NeuroVive Pharmaceutical AB, or (“NeuroVive”), the exclusive rights to develop and commercialize cyclophilin inhibitor drug candidates, including OCB-030, for the treatment of hepatitis B. After extensive preclinical evaluation of OCB-030 and other competitive cyclophilin inhibitors against HBV, we have concluded that the data do not support further development of OCB-030 as a single agent or in combination with our other drug candidates. As a result, we have discontinued the development OCB-030 and have suspended our interest in the cyclophilin inhibitor class so we can focus our resources on higher priority agents that directly target HBV. This decision was based on a significant amount of research and analysis by our scientific team, which will be presented at the HepDart conference in December 2015.

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

Non-HBV Assets (LNP Enabled)

We have suspended further development of our non-HBV assets but LNP technology advancements are ongoing. We remain committed to maximizing this value. We are exploring partnering or external funding opportunities to maximize the value of our non-HBV assets. These assets include our LNP platform TKM-PLK for oncology, TKM-Ebola and TKM-Marburg for hemorrhagic fever viruses, TKM-HTG for metabolic disorders, and TKM-ADLH for severe alcohol use disorder.

LNP Platform Technology

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

Because LNP can enable a wide variety of nucleic acid triggers, including messenger RNA (mRNA), we continue to see new product development and partnering opportunities based on what we believe is our industry-leading delivery expertise. In February 2014, we presented new preclinical data at the AsiaTIDES scientific symposium in Tokyo, Japan demonstrating that mRNA can be effectively delivered to target proteins expressed. In October 2015, we presented data on formulation advances with LNP technology at the Annual Meeting of the Oligonucleotide Therapeutics Society.

We are exploring opportunities to maximize the value of our LNP platform technology and related intellectual property.

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

We presented updated Phase I TKM-PLK1 data at the 6th Annual NET Conference hosted by the North American Neuroendocrine Tumor Society (NANETS) in Charleston, South Carolina on October 4, 2013. This data set included a total of 36 patients in a population of advanced cancer patients with solid tumors. Doses ranged from 0.15 mg/kg to 0.90 mg/kg during the dose escalation portion of the trial, with the maximum tolerated dose (MTD) of 0.75 mg/kg. Serious adverse events (SAEs) were experienced by four subjects in this heavily pre-treated, advanced cancer patient population, with three of four subjects continuing on study. Forty percent (6 out of 15) of patients evaluable for response, treated at a dose equal to or greater than 0.6 mg/kg, showed clinical benefit. Three out of the four ACC patients (75%) treated with TKM-PLK1 achieved stable disease, including one patient who saw a 19.3% reduction in target tumor size after two cycles of treatment. This subject is still in the study receiving TKM-PLK1. Of the two GI-NET patients enrolled, both experienced clinical benefit: one patient had a partial response based on Response Evaluation Criteria in Solid Tumors (RECIST) criteria, and the other GI-NET patient achieved stable disease and showed a greater than 50% reduction in Chromogranin-A (CgA) levels, a key biomarker used to predict clinical outcome and tumor response.

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

The TKM-PLK1 Phase I/II study evaluated the safely, tolerability, and anti-tumor activity of TKM-PLK1 in a population of 63 subjects with advanced solid tumors, including 15 subjects with GI-NET. We provided an update on the Phase I/II GI-NET clinical study in October 2015 at the NANETS in Austin, Texas. The results from this study provide evidence of anti-tumor activity based on a decrease in tumor size from baseline for 50% of subjects, including a partial response reduction in tumor size of 61% in of the subjects, as well as stable disease with duration of 2-14 cycles for 77% of subjects. Therapy with TKM-PLK1 was received for up to 14 months and was generally well tolerated by the majority of subjects. The TKM-PLK1 GI-NET/ACC trial has concluded.

 We are exploring partnering or external funding opportunities to maximize the value of our oncology related assets.

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

In May 2014, we initiated another Phase I/II clinical trial with TKM-PLK1, enrolling patients with advanced HCC. Patient dosing has commenced and we have completed the dose escalation portion of this trial. This Phase I/II clinical trial is a multi-center, single arm, open label dose escalation study designed to evaluate the safety, tolerability and pharmacokinetics of TKM-PLK1 as well as determine the maximum tolerated dose in patients with advanced HCC. It will also include a preliminary assessment of the anti-tumor activity of TKM-PLK1 in this patient population. In August 2015 we announced initiation of patient dosing in the expansion cohort in a Phase IIa clinical trial in multiple sites in Canada, the United States and Asia, and have since completed enrollment. Based on a hypothesis that inhibition of PLK-1 could have utility in treating HBV, we have modified the clinical program for TKM-PLK1 to study the effect of PLK1 on viral parameters in chronic HBV patients enrolled in the HCC trial, if possible. This trial is designed to assess efficacy in terms of tumor response rate in approximately 20 subjects.

We are exploring partnering or external funding opportunities to maximize the value of our oncology related assets.

TKM-Ebola

TKM-Ebola-Kikwit, an anti-Ebola RNAi therapeutic, has been developed under a $140 million contract with the U.S. Department of Defense (DoD) awarded in July 2010. We were granted Fast Track designation from the FDA for the development of TKM-Ebola-Kikwit in March 2014, and in May 2014, we successfully completed the single ascending dose portion of the TKM-Ebola-Kikwit Phase I clinical trial in healthy human volunteers. Results demonstrated that administration of the TKM-Ebola-Kikwit therapeutic, in the absence of any steroid containing pre-medication, was well-tolerated at a dose level of 0.3 mg/kg, determined to be the maximum tolerated dose. In July 2014, we received notice from the FDA placing the IND for TKM-Ebola on clinical hold, which was subsequently modified to a partial clinical hold to permit the administration of TKM-Ebola-Kikwit to patients with a suspected or confirmed Ebola virus infection. Under the FDA’s expanded access program, several patients with a confirmed or suspected Ebola virus infection were treated with TKM-Ebola-Kikwit. In December 2014, the U.S. Congress amended the Rare and Tropical Disease list to include Ebola as a candidate for a potential Accelerated Review Voucher. In April 2015, the FDA notified us that the partial clinical hold had been modified to permit repeat dosing of healthy volunteers at a dose of 0.24 mg/kg/day. Given the unclear development path for TKM-Ebola, development activities have been suspended and the contract with the DoD has been terminated, as expected subject to the completion of our post-termination obligations.

In September 2014, we joined an international consortium led by the International Severe Acute Respiratory and Emerging Infection Consortium (ISARIC) at the University of Oxford, UK, to provide TKM-Ebola-Guinea for expedited clinical studies in West Africa. In March 2015, a TKM-Ebola-Guinea Phase II single arm trial called RAPIDE (Rapid Assessment of Potential Interventions & Drugs for Ebola), was initiated in Sierra Leone. The study was led by ISARIC with funding from the Wellcome Trust. In April 2015, we, along with our collaborators at the University of Texas Medical Branch (UTMB) at Galveston, USA, published positive Ebola treatment data in the journal Nature (Thi EP., et al. Lipid Nanoparticle siRNA Treatment of Ebola-Virus-Makona-Infected Nonhuman Primates; Nature, April 22, 2015). Data demonstrated 100% survival of nonhuman primates previously infected with the West African Makona strain of Ebola virus even when treatment did not begin until three days after viral exposure a time point at which animals were five to six days away from death. These efficacy results are comparable to those obtained with TKM-Ebola-Kikwit, which also demonstrated up to 100% protection from an otherwise lethal dose of the virus. In June 2015 we announced closing of the enrollment for the trial as it reached a futility boundary, which was a predefined statistical endpoint. Data analysis is ongoing and the full results are pending.

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

In April 2015, Alnylam announced positive data from the ongoing open-label study with patisiran which demonstrated continued evidence for possible halting of neuropathy progression after the first 12 months of treatment. In addition, patisiran treatment showed robust mean knockdown of serum TTR of up to 88%. Alnylam's ongoing OLE study is an open-label, multi-center trial designed to evaluate the long-term safety and tolerability of patisiran administration in FAP patients that were previously enrolled in a Phase II study.

In July 2015, Alnylam announced initiation of a Phase III open label OLE study with patisiran (“APOLLO-OLE”) to evaluate the long-term safety and tolerability of patisiran in ATTR amyloidosis patients with FAP who were previously enrolled in the APOLLO Phase III study. In September 2015, Alnylam reported evidence of reduced pathogenic, misfolded TTR monomers and oligomers in TTR-mediated amyloidosis patients with FAP.

The patisiran program represents the most clinically advanced application of our LNP delivery technology. Furthermore, Alnylam’s results demonstrate that multi-dosing with our LNP has been well-tolerated with treatments out to 21 months.

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

Monsanto Company (“Monsanto”)

In January 2014, we signed an Option Agreement and a Service Agreement with Monsanto, and granted Monsanto an option to obtain a license to use our proprietary LNP delivery technology. The transaction supports the application of LNP technology and related IP for use in agriculture. The potential value of the transaction could reach $86.2 million following the successful completion of milestones. In January 2014, we received $14.5 million of the $17.5 million in near term payments. We received additional payments of $1.5 million each in June 2014 and October 2014 following the achievement of specific program objectives. In May 2015, the arrangement was amended to extend the option period by approximately five months, with payments up to $2.0 million for the extension period. As of September 30, 2015, we have received $19.3 million.

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

Dicerna Pharmaceuticals, Inc. (“Dicerna”)

In November 2014, we signed a licensing agreement and a development and supply agreement with Dicerna to license our LNP delivery technology for exclusive use in Dicerna's primary hyperoxaluria type 1 (PH1) development program. Dicerna will use our third generation LNP technology for delivery of DCR-PH1, Dicerna's product incorporating its Dicer substrate RNA (DsiRNA) molecule, for the treatment of PH1, a rare, inherited liver disorder that often results in kidney failure and for which there are no approved therapies. On September 2, 2015, Dicerna announced the filing of an IND for DCR-PH1, with plans to initiate the Phase I clinical trial in second half of 2015. Under the agreements, Dicerna paid a $2.5 million upfront and will potentially make payments of $22 million in aggregate development milestones, plus tiered mid-single-digit royalty payments on future PH1 sales. This partnership also includes a supply agreement under which we will provide clinical drug supply and regulatory support for the rapid advancement of this product candidate.

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

License Agreements between Enantigen and Blumberg and Drexel

In October 2014, Arbutus Inc., our wholly owned subsidiary, acquired all of the outstanding shares of Enantigen pursuant to a stock purchase agreement. Through this transaction, Arbutus Inc. acquired a HBV surface antigen secretion inhibitor program and a capsid assembly inhibitor program, each of which are now assets of Arbutus, following our merger with Arbutus Inc.

Under the stock purchase agreement, we agreed to pay up to a total of $21.0 million to Enantigen’s selling stockholders upon the achievement of specified development and regulatory milestones, for the first two products that contain either a capsid compound, or a HBV surface antigen compound that is covered by a patent acquired under this agreement; or a capsid compound from an agreed upon list of compounds. The amount paid could be up to a total of $102.5 million in sales performance milestones in connection with the sale of the first commercialized product by us for the treatment of HBV, regardless of whether such product is based upon assets acquired under this agreement; and low single digit royalty on net sales of such first commercialized HBV product, up to a maximum royalty payment of $1.0 million that, if paid, would be offset against our milestone payment obligations.

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

In partial consideration for this license, Arbutus Inc. paid NeuroVive a license fee of $1 million. As described in “Overview”, Arbutus Inc. became our wholly owned subsidiary by way of a Merger Agreement, which does not trigger any milestone payments. We have conducted significant research and analysis on the NeuroVive Product, OCB-030. Based on this research and analysis, we have decided to discontinue the OCB-030 development program. Otherwise, the license agreement and ongoing relationship with NeuroVive remains in full effect at this time.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Share purchase warrant valuation / The valuation of share purchase warrants is a critical accounting estimate due to the value of liabilities recorded and the many assumptions that are required to calculate the liability, resulting in the classification of our warrant liability as a level 3 financial instrument.

We classify warrants in our consolidated balance sheet as liabilities and revalue them at each balance sheet date. Any change in valuation is recorded in our statement of operations. We use the Black-Scholes pricing model to value the warrants. Determining the appropriate fair-value model and calculating the fair value of registered warrants requires considerable judgment. A small change in the estimates used may cause a relatively large change in the estimated valuation. Due to ongoing changes in our business and general stock market conditions, we continuously assess our warrant fair value assumptions. We adjust the estimated expected life as appropriate, based on the pattern of exercises of our warrants. As at December 31, 2014, for the purpose of calculating the fair value, the expected life of outstanding warrants was three months for warrants expiring in June 2016, and nine months for warrants expiring in February 2017. Based on the pattern of decreasing exercises of warrants, we increased the expected life to nine months and twelve months for outstanding warrants expiring in June 2016 and February 2017, respectively, effective January 1, 2015. During the nine months ended September 30, 2015, warrant exercise activity continued to decline; as a result, we increased the remaining expected life of outstanding warrants to nine months and seventeen months effective July 1, 2015. As at September 30, 2015, the remaining expected life is six months and fourteen months for outstanding warrants expiring in June 2016 and February 2017, respectively. For the three and nine month period ended September 30, 2015, we recorded a gain in earnings due to the decrease in fair value of warrant liability of $1,976,000 and $2,777,000 respectively.

Business combination / The purchase price allocation is a critical accounting estimate due to the many assumptions that are required to calculate the fair value of assets acquired and liabilities assumed during a business combination.

We account for our business combinations using the acquisition method. Under this method, the fair value of the consideration transferred is allocated to the fair values of assets acquired and liabilities assumed. In determining the fair value of the consideration transferred, the acquisition date market price of common shares issued was used. The total consideration transferred is comprised of common shares issued without subjects and common shares issued replacement awards, which are subject to repurchase provisions. As at the acquisition date, we determined the total fair value of the replacement awards and attributed a portion of the replacement awards to pre-combination service as part of the total acquisition consideration, and a portion to post-combination service, which is recognized as compensation expense over the expiry period of repurchase provision rights subsequent to the acquisition date. The fair value of the repurchase awards was determined using the Black-Scholes pricing model with assumed risk-free interest rate of 0.74%, volatility of 81%, a zero dividend yield and an expected life of 4 years. In July 2015, the expiration period of the repurchase rights have been amended, resulting in a prospective adjustment to recognize the remaining compensation expense on a straight-line basis over the revised expiration period.

In addition, we make estimates to determine the fair values of assets acquired and liabilities assumed, which include judgments in our determinations of acquired intangible assets and assessment of the fair value of existing property and equipment. Assumed liabilities can include other contingency reserves existing at the time of acquisition. Contingent consideration is recorded for cash payments due upon the completion of certain future development and performance milestones. This liability is recorded as at the acquisition date as the fair value of the contingent consideration, estimated using the income method which utilizes various inputs such as probability of success and risk-adjusted discount rates. In addition, contingent consideration is recorded at its fair value at subsequent reporting dates, with any change in fair value from the previous reporting date recorded in the statement of operations and comprehensive loss.

Goodwill is recognized on acquisition as the excess of the purchase price over the estimated fair values of net identifiable assets acquired and liabilities assumed. Acquisition related expenses are separately recognized from the business combination and are expensed as incurred.

When establishing fair values, we make significant estimates and assumptions, especially with respect to intangible assets. Intangible assets acquired and recorded by us may include patents, intellectual property, and in-process research and development. Estimates include, but are not limited to the forecasting of future cash flows and discount rates.

Our estimates for the fair values of assets acquired and liabilities assumed with respect to our acquisition of Arbutus Inc. are preliminary for the period ended September 30, 2015. We have engaged a third-party valuation specialist to assist us to determine the fair values. Our preliminary estimates of fair values are based upon assumptions that we believe to be reasonable, but which are inherently uncertain and unpredictable; therefore, actual results may differ from estimates, thereby impacting our earnings.

Goodwill and intangible assets – Impairment / Intangible assets classified as indefinite-lived and goodwill are not amortized, but are evaluated for impairment annually using a measurement date of November 30. In addition, if there is a major event indicating that the carrying value of an asset may not be recoverable, then management will perform an impairment test by comparing the discounted cash flow values to each asset’s carrying value to determine if a write down is necessary. Such indicators include, but are not limited to on an ongoing basis: (a) industry and market considerations such as an increased competitive environment or an adverse change in legal factors including an adverse assessment by regulators; (b) an accumulation of costs significantly in excess of the amount originally expected for the development of the asset; (c) current period operating or cash flow loss combined with a history of operating or cash flow losses or a projection or forecast that demonstrates continuing losses associated with the use of the asset; and (d) if applicable, a sustained decrease in share price.

In assessing impairment, significant judgments are required by management to estimate future cash flows, appropriate discount rates, and other estimates and assumptions that could materially affect the determination of fair value. These judgments include the use of, but are not limited to: projected results of operations and forecast cash flows based on our corporate model as approved by our Board of Directors, third party forecasts and data and other macroeconomic indicators that forecasts market conditions and our estimated future revenues and growth.

In October 2015, we announced the discontinuance of the cyclophilin drug candidate, OCB-030. Although the final conclusion on discontinuance was made subsequent to period end, it reflected our best estimate as at September 30, 2015, and as such we recorded an estimated impairment charge of $38.0 million in Q3 2015. We determined that the impairment on cyclophilins was a significant change in the business that would trigger an earlier evaluation of the recoverability of goodwill prior to the annual impairment testing date of November 30.

Goodwill is subject to a two-step impairment test. The first step compares the fair value of the reporting unit to the carrying amount, which includes goodwill. If the carrying amount exceeds the implied fair value of the goodwill, the second step measures the amount of the impairment loss. As part of the impairment evaluation of goodwill, we identified one reporting unit to which the total preliminary carrying amount of goodwill has been assigned. We used a valuation specialist to assist us in determining the fair value of the reporting unit under the income approach. For step one of the impairment test, we determined that the fair value of the reporting unit exceeded the preliminary carrying value of the reporting unit, and as such, step two was not required. In addition, we considered our market capitalization of approximately $332.3 million, which exceeded our carrying value of $553.8 million as at September 30, 2015. We reconciled the income approach determination of fair value with the market capitalization by considering macroeconomic factors, and as such we do not believe the market capitalization appropriately reflected the value of the reporting unit for the purpose of goodwill impairment testing. No impairment charge on goodwill was recorded for the period ended September 30, 2015.

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

In September 2015, the FASB issued ASU 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments. The update eliminates the requirement to retrospectively adjust the provisional amounts recognized at the acquisition date with a corresponding adjustment to goodwill during the measurement period when new information is obtained about the facts and circumstances that existed as of the acquisition date, that if known, would have affected the measurement of the amounts initially recognized or would have resulted in the recognition of additional assets or liabilities. The amendments in this update are effective for fiscal years beginning after December 15, 2015, which for the Company means January 1, 2016, and should be applied prospectively to adjustments to provisional amounts that occur after the effective date of this update. Early application permitted for financial statements that have not been issued. We do not plan to early adopt this update, and are currently assessing the impact of this adoption.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (ASC 606). The standard is intended to clarify the principles for recognizing revenue and to develop a common revenue standard for U.S. GAAP and IFRS by creating a new Topic 606, Revenue from Contracts with Customers. This guidance supersedes the revenue recognition requirements in ASC 605, Revenue Recognition, and supersedes some cost guidance included in Subtopic 605-35, Revenue Recognition – Construction-Type and Production-Type Contracts. The core principle of the accounting standard is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those good or services. The amendments should be applied by either (1) retrospectively to each prior reporting period presented; or (2) retrospectively with the cumulative effect of initially applying this ASU recognized at the date of initial application. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date to defer the effective date of Update 2014-09 for all entities by one year. The new guidance would be effective for fiscal years beginning after December 15, 2017, which for us means January 1, 2018. Entities are permitted to adopt in accordance with the original effective date if they choose. We have not yet determined the extent of the impact of adoption.

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements – Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. The update is intended to provide guidance in GAAP about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. Under amendments to GAAP, the assessment period is within one year after the date that the financial statements are issued (or available to be issued). The amendments are effective for the annual period ending after December 15, 2016, which for us means January 1, 2017, and for annual periods and interim periods thereafter. Early application is permitted. We do not plan to early adopt this update. The extent on the impact of this adoption has not yet been determined.

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

(in millions $ except per share data) – unaudited

	Q3	Q2	Q1	Q4	Q3	Q2	Q1	Q4
	2015	2015	2015	2014	2014	2014	2014	2013

Revenue
Collaborations and contracts:
DoD	$2.0	$1.8	$3.0	$2.8	$1.5	$0.9	$3.2	$2.6
Monsanto	0.3	0.3	0.3	0.3	0.3	0.2	0.3	—
Dicerna	0.7	0.2	0.2	0.3	0.2	—	—	—
Other	—	—	—	—	1.6	—	0.2	(0.1)

	3.0	2.3	3.5	3.4	3.6	1.1	3.7	2.6
Alnylam milestone payments	—	—	—	—	—	—	0.2	5.0
Monsanto licensing fees and milestone payments	0.7	0.8	0.8	0.9	0.7	0.6	0.5	—
Dicerna licensing fee	0.3	0.3	0.3	—	—	—	—	—
Spectrum milestone and royalty payments	0.1	0.1	0.1	0.1	0.1	0.0	0.0	0.0

Total revenue	4.1	3.4	4.7	4.4	4.4	1.8	4.4	7.6

Expenses	(62.2)	(17.9)	(22.7)	(15.1)	(11.2)	(11.2)	(10.4)	(9.9)
Other income (losses)	14.0	(0.5)	6.0	4.5	(1.8)	3.3	(12.0)	(0.2)

Loss before income taxes	(44.2)	(14.9)	(12.0)	(6.2)	(8.6)	(6.1)	(18.0)	(2.6)

Income tax benefit	15.2	—	—	—	—	—	—	—
Net loss	(29.0)	(14.9)	(12.0)	(6.2)	(8.6)	(6.1)	(18.0)	(2.6)

Basic and diluted net loss per share	$(0.57)	$(0.27)	$(0.40)	$(0.27)	$(0.39)	$(0.28)	$(0.91)	$(0.15)

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

In Q3 2010 we signed a contract with the DoD to develop TKM-Ebola and have since incurred significant program costs related to equipment, materials and preclinical and clinical studies. These costs are included in our research, development, collaborations and contracts expenses. These costs are fully reimbursed by the DoD, and this reimbursement amount is recorded as revenue. DoD revenue from the TKM-Ebola program also compensates us for labor and overheads and provides an incentive fee. As described in our critical accounting policies in our Annual Report, we estimate the labor and overhead rates to be charged under our TKM-Ebola contract and update these rate estimates throughout the year. In April 2014, we signed a contract modification to increase the stage one targeted funding by $2.1 million to $43.8 million. The additional funding is to compensate us for unrecovered costs related to the temporary stop-work period that occurred in 2012 and to provide additional overhead funding should it be required. In Q1 2014, we earned $3.2 million in DoD revenue, due partially to an increase in activity as we moved into a Phase I Clinical Trial. In Q2 2014, we earned $0.9 million in DoD revenue due to lower contract activity as our clinical trial data was with the FDA for review. DoD revenue increased in Q3 2014 with an increase in activity as we prepared a response to the FDA’s partial clinical hold on our Phase I Clinical Trial. In October 2014, the DoD exercised a contract option adding $7.0 million to the contract for the scale-up and manufacture of TKM-Ebola-Guinea, our product targeting the Ebola-Makona (formerly known as Ebola-Guinea) strain responsible for the current outbreak in West Africa. DoD revenue increased in Q4 2014 and Q1 2015 as we purchased materials and manufactured TKM-Ebola-Guinea. In Q2 2015, material purchases and subcontract work related to TKM-Ebola-Guinea were less significant. In July 2015, we announced that activities have been suspended and in October 2015, we received formal notification from the DoD to terminate the TKM-Ebola-Guinea manufacturing and IND submission activities, subject to completion of our post-termination obligations. The TKM-Ebola portion of the contract is expected to complete before the end of 2015 at which point contract close out procedures will commence.

In January 2014, we signed an Option Agreement and a Services Agreement with Monsanto for the use of our proprietary delivery technology and related intellectual property in agriculture. Over the option period, which is expected to be approximately four years, Monsanto will make payments to us to maintain their option rights. In Q1 2014, we received $14.5 million of the $17.5 million near term payments, of which $4.5 million relates to research services and $10.0 million for the use of our technology. In June 2014 and October 2014, we received further payments of $1.5 million each, following the completion of specified program developments. In 2015, we received an additional $1.3 million related to research services. The payments are being recognized as revenue on a straight-line basis over the option period.

In November 2014, we signed a License Agreement and a Development and Supply Agreement with Dicerna for the use of our proprietary delivery technology and related technology intended to develop, manufacture, and commercialize products related to the treatment of PH1. In Q4 2014, we received an upfront payment of $2.5 million, which is being recognized over the period over which we provide services to Dicerna, estimated to complete in Q1 2017. We recognized collaboration revenue of $0.2 million in each of Q1 and Q2 2015, and $0.7 million in Q3 2015, relating to inventory manufactured for and services provided to Dicerna in the period.

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

Our expenses have increased in the past eight quarters due to an increase in our research and development activities as we seek to move more products into the clinic. In Q1 2014, we dosed the first subject in human clinical trials of TKM-Ebola. In Q2 2014, we initiated a Phase I/II Clinical Trial for TKM-PLK1 in patients with HCC. In Q4 2014, we filed a Canadian Clinical Trial Application (CTA) for TKM-HBV and received clearance to conduct a Phase I Clinical Trial, as well as initiated manufacturing of TKM-Ebola-Guinea for emergency use in West Africa – see overview. In Q1 2015, we initiated a Phase I Clinical Trial for TKM-HBV and incurred significant material costs related to the TKM-Ebola-Guinea contract with the DoD. In addition, we incurred $9.3 million in costs for professional fees related to completing the merger with Arbutus Inc. (formerly OnCore). In Q2 2015, we incurred an incremental $2.9 million R&D expenses related to our HBV programs acquired through the merger with Arbutus Inc. In Q3 2015, we incurred $5.5 million in incremental R&D expenses primarily related to an increase in HBV and HCC clinical trial expenses due to an increase in patient enrollment and a ramp up in spending on Arbutus Inc. HBV programs.

In Q3 2015, we recorded an estimated impairment charge of $38.0 million as we discontinued our cyclophilin inhibitor program based on our conclusion that cyclophilins do not play a meaningful role in HBV biology. No impairment charges were recorded on any of our other intangible assets or on goodwill.

Other income (losses) / Other income (losses) consist primarily of changes in the fair value of our warrant liability, foreign exchange differences, as well as impairment on intangible assets. Other losses increased in Q3 2013, Q1 2014, and Q3 2014 due primarily to the increase in fair value of our warrant liability. Increases in our share price from the previous reporting date results in an increase in the fair value of our warrant liability, and vice versa. We expect to see future changes in the fair value of our warrant liability and these changes will largely depend on the change in the Company’s share price, any change in our assumed rate of share price volatility, our assumptions for the expected lives of the warrants and warrant exercises.

In Q3 2015, we recorded $11.8 million foreign exchange gain due to the appreciation of the U.S. dollar against the Canadian dollar from the previous period, as well as a $2.0 million gain due to the decrease in the fair value of warrant liability for the period.

Income tax benefit / Income tax benefit relates to the decrease in deferred tax liability associated with the impairment charge recorded on acquired intangible assets. In Q3 2015, we recorded $15.2 million of income tax benefit for the estimated impairment our cyclophilin inhibitor program, OCB-030.

Net (loss) income / Fluctuations in our net loss are explained by changes in revenue, expenses and other income (losses) as discussed above.

RESULTS OF OPERATIONS

The following summarizes the results of our operations for the periods shown, in thousands (except for per share figures):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Total revenue	$4,065	$4,362	$12,187	$10,603
Operating expenses	62,203	11,206	102,751	32,828
Loss from operations	(58,138)	(6,844)	(90,564)	(22,225)
Net loss	$(28,982)	$(8,604)	$(55,857)	$(32,669)
Basic and diluted loss per share	(0.57)	(0.39)	(1.28)	(1.53)

Revenue / Revenue is summarized in the following table, in thousands:

	Three months ended September 30,
		% of
	2015	Total	2014	% of Total
DoD	$2,002	49%	$1,493	34%
Monsanto	309	8%	283	6%
BMS	-	0%	1,552	36%
Dicerna	724	18%	250	6%
Total collaborations and contracts revenue	3,035	75%	3,578	82%

Monsanto licensing fee and milestone payments	727	18%	730	17%
Acuitas milestone payment	-	0%	-	0%
Dicerna licensing fee	263	6%	-	0%
Spectrum milestone and royalty payments	40	1%	54	1%

Total revenue	$4,065		$4,362

	Nine months ended September 30,
		% of
	2015	Total	2014	% of Total
DoD	$6,909	57%	$5,594	53%
Monsanto	826	7%	809	8%
BMS	-	0%	1,758	17%
Dicerna	1,130	9%	250	2%
Total collaborations and contracts revenue	8,865	73%	8,411	79%

Monsanto licensing fee and milestone payments	2,374	19%	1,901	18%
Acuitas milestone payment	-	0%	150	1%
Dicerna licensing fee	789	6%	-	0%
Spectrum milestone and royalty payments	159	1%	141	1%

Total revenue	$12,187		$10,603

Revenue contracts are covered in more detail in the overview section of this discussion. DoD revenue

In July 2015, we announced that Ebola related activities were being suspended and, in October 2015, we received formal notification from the DoD terminating the Ebola-Guinea manufacturing and IND submission statements of work, subject to the completion of certain post-termination obligations. The TKM-Ebola portion of the contract is expected to complete before the end of 2015 at which point contract close out procedures will commence. DoD revenues and related contract expenses were higher in Q3 2015 as compared to Q3 2014 as we incurred sub-contract close out costs related to Ebola-Guinea manufacturing. We do not expect to record much revenue from the DoD contract in Q4 2015 or beyond.

Monsanto revenue

In January 2014, we received $14.5 million, of which $4.5 million relates to research services and $10.0 million for the use of our technology. In June and October 2014, we received payments of $1.5 million each, following the completion of specified program developments. In May 2015, we received $1.05 million for research services. We are recognizing these payments on a straight-line basis over the option period of approximately four years. In the three and nine months ended September 30, 2015, we recorded an aggregate of $1.0 million and $3.2 million respectively in revenue for the use of our technology and for research activities.

Dicerna revenue

In November 2014, we signed a License Agreement and a Development and Supply Agreement with Dicerna for the use of our proprietary delivery technology and related technology intended to develop, manufacture, and commercialize products related to the treatment of PH1. We recognized collaboration revenue of $0.7 million and $1.1 million respectively for the three and nine months ended September 30, 2015 earned on inventory manufactured for and services provided to Dicerna. In Q4 2014, we received an upfront payment of $2.5 million, which is being recognized as licensing fee revenue over the period we provide services to Dicerna, estimated to complete in Q1 2017.

Acuitas revenue

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

Expenses / Expenses are summarized in the following table, in thousands:

	Three months ended September 30,
	2015	% of Total	2014	% of Total
Research, development, collaborations and contracts	$16,354	26%	$9,309	83%
General and administrative	7,706	12%	1,764	16%
Depreciation	153	*	133	1%
Acquisition costs	-	0%	-	0%
Impairment of intangible assets	37,990	61%	-	0%
Total operating expenses	$62,203		$11,206

	Nine months ended September 30,
	2015	% of Total	2014	% of Total
Research, development, collaborations and contracts	$36,601	36%	$26,811	82%
General and administrative	18,084	18%	5,601	17%
Depreciation	420	*	416	1%
Acquisition costs	9,656	9%	-	0%
Impairment of intangible assets	37,990	37%	-	0%
Total operating expenses	$102,751		$32,828

* represents less than 1% of total

Research, development, collaborations and contracts

Research, development, collaborations and contracts expenses consist primarily of clinical and pre-clinical trial expenses, personnel expenses, consulting and third party expenses, consumables and materials, as well as a portion of stock-based compensation and general corporate costs. R&D expenses increased during the three and nine months ended September 30, 2015 as compared to the three and nine months ended September 30, 2014 as we increased our spending on TKM-HBV for which Phase 1 clinical trials were initiated in 2015. We also continue to incur incremental costs related to an increase in activities for the preclinical HBV programs we acquired from our merger with Arbutus Inc. In addition, we increased research activities related to our collaboration contracts with the DoD, Monsanto, and Dicerna.

R&D compensation expense increased in the three and nine months ended September 30, 2015 as compared to the three and nine months ended September 30, 2014 due to an increase in the number of employees in support of our expanded portfolio of product candidates, as well as from our merger with Arbutus Inc. In addition, in the nine months ended September 30, 2015 we incurred a total of $11.0 million, of incremental non-cash compensation expense related to the expiry of repurchase rights on shares issued as part of the consideration paid for the merger with Arbutus Inc. (refer to notes to the financial statements), of which $2.8 million has been included as part of research, development, collaborations and contracts expense, and $8.2 million included as part of general and administrative expense.

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

General and administrative

General and administrative expenses were higher in the three and nine months ended September 30, 2015 compared to of the three and nine months ended September 30, 2014 due largely to an increase in compensation expense linked to our increase in employee base and incremental corporate expenses to support the growth of the Company following the completion of our merger with Arbutus Inc. This includes an incremental non-cash compensation expense we incurred related to the expiry of repurchase rights on shares issued as part of consideration paid for the merger with Arbutus Inc. (see above). Expenses were also higher in the nine months ended September 30, 2015 due to legal costs incurred in relation to the May 2015 arbitration hearing against Alnylam.

Depreciation of property and equipment

In 2015, we spent $1.1 million on property and equipment mostly related to lab equipment and information technology improvements to support integration following our merger with Arbutus Inc.

Acquisition costs

In 2015, we incurred $9.7 million in costs for professional fees related to completing the merger with Arbutus Inc. – see overview. This is a one-time cost specific to the merger with Arbutus Inc., and we do not expect to incur recurring acquisition costs.

Impairment of intangible assets

In the three and nine months ended September 30, 2015, we recorded an estimated impairment charge of $38.0 million based on our decision to discontinue cyclophilin inhibitors. The decision, which was finalized in October 2015, was based on extensive preclinical evaluations of OCB-030, and other competitive cyclophilin inhibitors, following the acquisition of Arbutus Inc., which concluded that cyclophilins do not play a meaningful role in HBV biology.

Other income (losses) / Other income (losses) are summarized in the following table, in thousands:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014

Interest income	$183	$304	$466	$708
Foreign exchange gains	11,801	3,076	16,268	1,791
Decrease (increase) in fair value of warrant liability	1,976	(5,140)	2,777	(12,943)
Impairment of intangible assets		-		-
Total other income (losses)	$13,960	$(1,760)	$19,511	$(10,444)

Foreign exchange gains

For the three and nine months ended September 30, 2015, we recorded a foreign exchange gain of $11.8 million and $16.3 million respectively, which is primarily an unrealized gain related to an appreciation in the value of our U.S. dollar funds from the previous period, when converted to our functional currency of Canadian dollars. Cumulative translation adjustments, which result from converting from our functional currency of Canadian dollars to our reporting currency of U.S. dollars, do not impact our net loss calculation and are not included in foreign exchange gains (losses), but are included in cumulative translation adjustment in other comprehensive loss.

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

Income tax benefit

In the three and nine months ended September 30, 2015, we recorded an income tax benefit of $15.2 million due to the decrease in deferred tax liability resulting from the estimated impairment charge we recorded for the discontinuance of our cyclophilin inhibitor program.

LIQUIDITY AND CAPITAL RESOURCES

The following table summarizes our cash flow activities for the periods indicated, in thousands:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014

Net loss for the period	$(28,928)	$(8,604)	$(55,857)	$(32,669)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities	16,684	2,473	18,962	14,160
Changes in operating assets and liabilities	9,771	(589)	(1,273)	12,934
Net cash provided by (used in) operating activities	(2,527)	(6,720)	(38,168)	(5,575)
Net cash provided by (used in) investing activities	(17,733)	(443)	9,486	(44,016)
Net cash provided by financing activities	116	684	143,895	60,207
Effect of foreign exchange rate changes on cash & cash equivalents	(5,972)	(611)	(6,311)	(1,156)
Net increase (decrease) in cash and cash equivalents	(26,116)	(7,090)	108,902	9,460
Cash and cash equivalents, beginning of period	207,205	85,267	72,187	68,717
Cash and cash equivalents, end of period	181,089	78,177	181,089	78,177

Since our incorporation, we have financed our operations through the sales of shares, units, debt, revenues from research and development collaborations and licenses with corporate partners, interest income on funds available for investment, and government contracts, grants and tax credits.

At September 30, 2015, we had an aggregate of approximately $206.1 million in cash and cash equivalents, short-term and long-term investments as compared to an aggregate of $112.2 million in cash and cash equivalents and short-term investments at December 31, 2014.

For the nine months ended September 30, 2015, operating activities used $38.2 million in cash as compared to $5.6 million of cash used in the nine months ended September 30, 2014. The increase in cash used from operating activities is primarily related to the significant costs incurred related to the acquisition of Arbutus Inc. in March 2015, as well as cash received from Monsanto in January 2014. The impairment of intangible assets of $38.0 million, with an offsetting income tax benefit of $15.2 million, were both non-cash charges, and are reconciling adjustments for the three and nine-months ended September 30, 2015.

For the nine months ended September 30, 2015, investing activities provided $9.5 million in cash as we sold the guaranteed investment certificates we acquired in 2014. In May 2015, we acquired a $10.0 million long-term deposit and in August 2015, we acquired a $15.0 million short-term guaranteed investment certificate

On March 25, 2015, we completed an underwritten public offering of 7,500,000 common shares, at a price of $20.25 per share, representing gross proceeds of $151.9 million. The cost of financing, including commissions and professional fees, was approximately $9.7 million, which gave us net proceeds of $142.2 million. We plan to use these proceeds to develop and advance product candidates through clinical trials, as well as for working capital and general corporate purposes.

Cash requirements / At December 31, 2014 we held $72.2 million in cash and cash equivalents, $40.0 in short-term investments, totaling $112.2 million. On March 25, 2015, we raised net proceeds of $142.2 million from a public offering. Our aggregate cash and short and long-term investment balance as at September 30, 2015 was $206.1 million. We believe we have sufficient cash resources for at least the next 12 months. In the future, substantial additional funds will be required to continue with the active development of our pipeline products and technologies. In particular, our funding needs may vary depending on a number of factors including:

.	the need for additional capital to fund future business development programs;
.	revenues earned form our current collaborative partnership and licensing agreements with Monsanto and Dicerna;
.	revenues earned from our DoD contract to develop TKM-Ebola and TKM-Ebola-Guinea;
.	revenues earned from our legacy collaborative partnerships and licensing agreements, including milestone payments from Alnylam and royalties from sales of Marqibo from Spectrum;
.	the extent to which we continue the development of our product candidates, add new product candidates to our pipeline, or form collaborative relationships to advance our products;
.	our decisions to in-license or acquire additional products or technology for development, in particular for our HBV and RNAi therapeutics programs;
.	our ability to attract and retain corporate partners, and their effectiveness in carrying out the development and ultimate commercialization of our product candidates;
.	whether batches of drugs that we manufacture fail to meet specifications resulting in delays and investigational and remanufacturing costs;
.	the decisions, and the timing of decisions, made by health regulatory agencies regarding our technology and products;
.	competing technological and market developments; and
.	costs associated with prosecuting and enforcing our patent claims and other intellectual property rights, including litigation and arbitration arising in the course of our business activities.

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

OUTSTANDING SHARE DATA

At October 30, 2015, we had 54,569,791 common shares issued and outstanding, outstanding options to purchase an additional 2,475,259 common shares and outstanding warrants to purchase an additional 379,500 common shares.

ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in our quantitative and qualitative disclosures about market risk from those disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

ITEM 4.      CONTROLS AND PROCEDURES

As of September 30, 2015, an evaluation of the effectiveness of our “disclosure controls and procedures” (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) was carried out by our management, with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO). The scope of the effectiveness of disclosure controls and procedures does not include disclosure controls and procedures of Arbutus Inc., which was acquired on March 4, 2015, that are also part of Arbutus Inc.’s internal control over financial reporting. Based upon this evaluation, the CEO and CFO have concluded that as of September 30, 2015, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission (the “Commission”) rules and forms and (ii) accumulated and communicated to the management of the registrant, including the CEO and CFO, to allow timely decisions regarding required disclosure.

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

No change in our internal control over financial reporting (as defined in Rules 13a–15(f) and 15d–15(f) under the Exchange Act) occurred during the three months ended September 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control overfinancial reporting.

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

Alnylam Pharmaceuticals Inc. (“Alnylam”)

On June 21, 2013, we transferred manufacturing process technology to Ascletis Pharmaceuticals (Hangzhou) Co., Ltd. (“Ascletis”) to enable them to produce ALN-VSP, a product candidate licensed to them by Alnylam. We believe that under a licensing agreement with Alnylam, the technology transfer to Ascletis triggers a $5 million milestone obligation from Alnylam to Arbutus. However, Alnylam has demanded a declaration that we have not yet met our milestone obligations. We dispute Alnylam’s position. To remedy this dispute, the parties have commenced arbitration proceedings, as provided for under the agreement. In addition to seeking a declaration that we have met our obligations under the agreement, we have also stated a claim for breach of contract, breach of the implied covenant of good faith and fair dealing, and fraud. The hearing for this arbitration took place in May, 2015 and a decision is pending.

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

ITEM 2.       UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.       DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.       MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.       OTHER INFORMATION

In connection with our merger with OnCore Biopharma, Inc., we and Roivant Sciences Ltd., Patrick T. Higgins, Michael J. McElhaugh, Michael J. Sofia and Bryce A. Roberts (the “OnCore Holders”), entered into a registration rights agreement, dated as of January 11, 2015, under which we agreed, among other things, to file by the deadline stated in the registration rights agreement, a shelf registration statement under the Securities Act of 1933 to register the resale of our common shares issued in the merger to the OnCore Holders.

As of November 2, 2015, the parties to the registration rights agreement entered into an Amending Agreement, in connection with which our obligation to file a shelf registration statement was amended to replace the filing deadline contained in the original registration rights agreement with a requirement that we file a shelf registration statement within 30 days following a written request made by Roivant Sciences Ltd., and that we use our commercially reasonable efforts to cause that registration statement to become effective under the Securities Act of 1933 as promptly as practicable and otherwise no later than 120 days following the date that the request is received from Roivant.

ITEM 6.       EXHIBITS

See the Exhibit Index hereto.

SIGNATURES

            Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 5, 2015.

TEKMIRA PHARMACEUTICALS CORPORATION

By:	/s/ Mark Murray
Mark Murray
President and Chief Executive Officer

EXHIBIT INDEX

Exhibit
Number	Description

10.1*†	Letter Agreement between OnCore Biopharma, Inc. and Cytos Biotechnology AG, effective July 16, 2015

10.2*†	License Agreement between OnCore Biopharma, Inc. and Cytos Biotechnology Ltd. dated December 30, 2014

10.3*	Amending Agreement, dated as of November 2,2015, among Arbutus Biopharma Corporation, Roivant Sciences Ltd., Patrick T. Higgins, Michael J. McElhaugh, Michael J. Sofia and Bryce A. Roberts

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a14 or 15d14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the SarbanesOxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a14 or 15d14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the SarbanesOxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the SarbanesOxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the SarbanesOxley Act of 2002

101	Interactive Data Files

* Filed herewith.
† Confidential treatment has been requested for specific portions of this exhibit.