Form 10-K
period 2015-12-31
Arbutus Biopharma Corp
filed 2016-03-09
CIK 1447028

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☒             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2015
OR
☐             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from            to
Commission File Number: [001-34949]
Arbutus Biopharma Corporation
(Exact Name of Registrant as Specified in Its Charter)

British Columbia, Canada	980,597,776
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

100-8900 Glenlyon Parkway, Burnaby, BC V5J 5J8 (Address of Principal Executive Offices)

604-419-3200 (Registrant’s Telephone Number, Including Area Code):

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common shares, without par value	The NASDAQ Stock Market LLC

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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The registrant is an accelerated filer as the aggregate market capitalization of voting and non-voting equity held by non-affiliates as at June 30, 2015 was $644,038,348. As of February 29, 2016, the registrant had 54,625,703 Common Shares, no par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its 2016 annual meeting of stockholders, which the registrant intends to file pursuant to Regulation 14A with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year end of December 31, 2015, are incorporated by reference into Part III of this Form 10-K.

ARBUTUS BIOPHARMA CORPORATION

This annual report on Form 10-K contains forward-looking statements within the meaning of the Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, and forward looking information within the meaning of Canadian securities laws (collectively, “forward-looking statements”).
Forward-looking statements in this annual report include statements about Arbutus’ strategy, future operations, clinical trials, prospects and the plans of management; the composition and roles of the management team; Arbutus’ continued listing on NASDAQ; the effects of Arbutus’ products on the treatment of cancer, chronic Hepatitis B infection, infectious disease, alcohol use disorder, and other diseases; using a combination of HBV drug candidates to effect patient benefit and develop a potential cure; intervening at different points in the viral life cycle; evaluating combinations of two or more drug candidates in cohorts of patients with chronic HBV infection, and using the results to adaptively design additional treatment regimens for the next cohorts; evaluating different treatment durations to determine the optimal finite duration of therapy, and continuing this iterative process until we select combination therapy regimens and treatment durations to conduct Phase III clinical trials intended to ultimately support regulatory filings for marketing approval; continuing to expand our HBV pipeline through internal development, acquisitions and in-licenses; the format and timing of the ARB-1467 Phase II multi-dosing study, including the expectation of single dose and multi-dose HBsAg reduction data in the second half of 2016; incorporating technological and product design advancements that may result in an improvement in safety and/or efficacy; the potential of ARB-1740 to be effective at lower clinical doses than ARB-1467; filing an IND (or equivalent filing) for ARB-1740 in the second half of 2016; the expectation for inhibition of cccDNA formation to reduce the amount of cccDNA in the infected liver by blocking the formation of new cccDNA, with faster declines in cccDNA levels in patients than is seen with nucleot(s)ide analogs alone; filing an IND (or equivalent filing) for our lead cccDNA formation inhibitor in the second half of 2016; blocking viral replication with core protein inhibitors as oral therapeutics for the treatment of chronic HBV infection; filing an IND (or equivalent filing) for our lead core protein inhibitor candidate in the second half of 2016; using immune stimulation by toll-like receptor (TLR) agonists to overcome the immunologic blocks that allow chronic HBV persistence; initiating clinical development of ARB-1598 in chronically infected HBV patients in 2016; the development of multiple small molecule orally bioavailable inhibitors of HBV surface antigen production and secretion, with the immune response of patients treated with this therapy able to reengage and thereby mount a more credible response to a hepatitis B virus infection; developing cccDNA epigenetic modifiers to inhibit the formation of new virus and sub viral particles from cccDNA; developing STING agonists so the body can produce additional interferon alpha and beta, with the plan to identify potent, orally active small molecule human STING agonists that possess the desired characteristics to progress into human clinical studies; continuing to explore opportunities to generate value from our LNP platform technology; partnering or external funding opportunities to maximize the value of our oncology related assets; an assessment of efficacy of TKM-PLK1 in terms of tumor response in approximately 20 subjects upon completion of the expansion cohort of the Phase I/II clinical, with results expected in 2016; partnering or external funding to maximize the value of RNAi product assets; partnering or external funding to maximize the value of TKM-HTG; TKM-ALDH inducing prolonged ethanol sensitivity that will enable it to overcome the compliance limitations associated with daily dosing; partnering or external funding to maximize the value of TKM-ALDH; receiving low single digit royalties as Alnylam’s LNP-enabled products are commercialized; New Drug Application (NDA) filing for this patisiran in 2017; initiate the Phase I clinical trial of DCR-PH1 in patients with PH1 in 2016; arbitration proceedings with the University of British Columbia in connection with alleged unpaid royalties; the expected return from strategic alliances, licensing agreements, and research collaborations; receiving payments for the Alnylam license agreement; the result of negotiations with Monsanto regarding the close out terms, which could involve termination or exercise of the option to acquire rights to our proprietary LNP technology for use in agriculture; the terms of a potential licensing agreement with Cytos; royalty and milestone payments to Blumberg and Drexel under the license agreement; royalty and milestone payments to Enantigen’s stockholders; a potential exclusive, royalty bearing, worldwide license with Blumberg; expanding our exclusive license agreement with NeuroVive; the expectation for revenue to continue to fluctuate due to the irregular nature of licensing and milestone receipts under our collaboration and licensing contracts; the expectation to see future changes in the fair value of our warrant liability; not recording significant revenue from the DoD contract beyond 2015; the length of the Monsanto option period being approximately four years; the expectation to complete services to Dicerna in March 2017; the plan to use March 2015 public offering proceeds to develop and advance product candidates through clinical trials, as well as for working capital and general corporate purposes; having sufficient cash resources for at least the next 12 months; milestone payments and royalties to Arcturus under their license agreement; when we will to adopt recent accounting updates; continuing to incur substantial expenses and hold cash and investment balances in Canadian dollars; Arbutus’ intent to retain earnings, if any, to finance the growth and development of their business and not to pay dividends or to make any other distributions in the near future; anticipated royalty receipts; statements with respect to revenue and expense fluctuation and guidance; predicted tax treatment; not expecting the enrollment of first patient in Phase 1b clinical trial in HBV patients to occur in the next twelve-month period; discontinuing the OCB-030 development program; and the quantum and timing of potential funding.
With respect to the forward-looking statements contained in this annual report, Arbutus has made numerous assumptions. While Arbutus considers these assumptions to be reasonable, these assumptions are inherently subject to significant business, economic, competitive, market and social uncertainties and contingencies.

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

PART I
1. Business

 Overview

Arbutus Biopharma Corporation (“Arbutus”, “we”, “us”, and “our”) is a publicly traded industry-leading therapeutic solutions company focused on discovering, developing and commercializing a cure for patients suffering from chronic hepatitis B (HBV) infection, which leads to serious liver disease.  Effective July 31, 2015, our corporate name changed from Tekmira Pharmaceuticals Corporation to Arbutus Biopharma Corporation. Our pipeline is focused on finding a cure for chronic HBV infection. This HBV pipeline consists of multiple drug candidates, with complementary mechanisms of action, which we expect to use in combination to effect patient benefit.

HBV represents a significant unmet medical need and is the cause of the most common serious liver infection in the world. The World Health Organization estimates that 350 million people worldwide are chronically infected, and other estimates suggest this could include approximately 2 million people in the United States (Kowdley et al., 2012). Individuals chronically infected with HBV are at an increased risk of developing significant liver disease, including cirrhosis, or permanent scarring of the liver, as well as liver failure and hepatocellular carcinoma (HCC) or liver cancer. According to the Hepatitis B Foundation, HBV is the cause of up to 80% of liver cancers. Individuals with liver cancer typically have a five-year survival rate of only 15%. The WHO estimates that more than 780,000 people die every year due to the consequences of hepatitis B virus disease.

Given the complex biology of HBV (as shown in the graphic below), we believe combination therapies are the key to HBV treatment and a potential cure, and development can be accelerated when multiple components of a combination therapy regimen are controlled by the same company.

HBV Focused Product Pipeline

We have a pipeline focused on finding a cure for chronic HBV infection, with the objective of developing a combination of products that intervene at different points in the viral life cycle. Given our strong scientific and research capabilities in-house, we are able to conduct preclinical combination studies to evaluate combinations of our proprietary pipeline candidates. Once compounds within the portfolio with sufficient activity have been identified, we intend, subject to discussions with regulatory authorities, to evaluate combinations of two or more drug candidates in cohorts of patients with chronic HBV infection. We expect to use these results to adaptively design additional treatment regimens for the next cohorts. We also plan to evaluate different treatment durations to determine the optimal finite duration of therapy. We plan to continue this iterative process until we select combination therapy regimens and treatment durations to conduct Phase III clinical trials intended to ultimately support regulatory filings for marketing approval. Our pipeline of HBV product candidates includes:

We intend to continue to expand our HBV pipeline through internal development, acquisitions and in-licenses. We also have a research collaboration agreement with The Baruch S. Blumberg Institute, a non-profit research institute established by the Hepatitis B Foundation, that provides exclusive rights to in-license any intellectual property generated through the collaboration. For more information about this agreement please refer to the “Strategic Alliances, Licensing Agreements, and Research Collaborations” section of this annual report on Form 10-K below.

RNAi (ARB-1467 & ARB-1740)

The development of RNA Interference (RNAi) drugs allows for a completely novel approach to treating disease, which is why RNAi is considered one of the most promising and rapidly advancing frontiers in drug discovery. While there are no RNAi therapeutics approved for commercial use, there are a number of RNAi products currently in human clinical trials. RNAi products are broadly applicable as they can eliminate the production of disease-causing proteins from cells, creating opportunities for therapeutic intervention that have not been achievable with conventional drugs. Our extensive experience in antiviral drug development has been applied to our RNAi program to develop therapeutics for chronic hepatitis B infection. Small molecule nucleotide therapy has been the standard of care for chronic HBV infected patients. However, many of these patients continue to express a viral protein called HBV surface antigen (HBsAg). This protein causes inflammation in the liver leading to cirrhosis and, in some cases, HCC and death.

Our lead RNAi HBV candidate, ARB-1467 (formerly TKM-HBV), is designed to eliminate HBsAg expression in patients chronically infected with HBV. Reducing HBsAg is thought to be a key prerequisite to enable a patient’s immune system to raise an adequate immune response against the virus. The ability of ARB-1467 to inhibit numerous viral elements in addition to HBsAg increases the likelihood of affecting the viral infection. ARB-1467 is being developed as a multi-component (3-trigger) RNAi therapeutic that simultaneously targets three sites on the HBV genome, including the HBsAg coding region. Targeting three distinct and highly conserved sites on the HBV genome is intended to facilitate potent knockdown of all viral mRNA transcripts and viral antigens across a broad range of HBV genotypes and reduce the risk of developing antiviral resistance.

ARB-1467 results in potent and rapid reduction in HBsAg in several preclinical models. In these models, ARB-1467 treatment resulted in reductions in both intrahepatic and serum HBsAg, as well as reductions in HBV DNA, cccDNA, Hepatitis B e antigen (HBeAg) and HBcAg (Hepatitis B c antigen). A rapid 1 log reduction in serum HBsAg was achieved with a single 1 mg/kg dose of ARB-1467 in the humanized mouse model. 1-2 log viral reductions from similar single-dose LNP treatments in two other true-infection animal models were also demonstrated. Preclinical studies conducted on infected primary human hepatocytes showed that ARB-1467 had robust and consistent activity against different viral strains representing the major clinical genotypes A, B, C and D. Our data shows that inclusion of three RNAi triggers results in a more broadly effective knockdown of hepatitis B viral elements than a single trigger alone. The mode of action of ARB-1467 complements standard of care nucleoside/nucleotide (NUC) therapy, and lack of drug antagonism has been demonstrated with entecavir, lamivudine and tenofovir on infected primary human hepatocytes, making combination therapy a viable option. This data was presented at the DIA/FDA Oligonucleotide-Based Therapeutics Conference in Washington, DC, in September 2015. We presented additional data at the 2015 International Meeting on Molecular Biology of Hepatitis B Viruses in Dolce Bad Nauheim, Germany, in October 2015, and at the 2015 AASLD Liver Meeting in San Francisco in November 2015.

In early 2015, we advanced two RNAi product candidates (ARB-1467 and ARB-1468) into a Phase I Single Ascending Dose (SAD) trial. Both product candidates employ the same unique combination of three RNAi trigger molecules; however, they differ in their LNP composition. ARB-1467 employs a third generation LNP, and ARB-1468 employs a new, fourth generation LNP, which incorporates novel lipid chemistry and demonstrates improved potency in preclinical studies. The Phase I clinical trial is a randomized, single-blind, placebo-controlled study, involving single ascending doses of ARB-1467 and ARB-1468. The study is assessing the safety, tolerability and pharmacokinetics of intravenous administration of two LNP formulations (third and fourth generation) of the product in healthy adult subjects. In order to enable maximum dose escalation, steroid premedication was added to the Phase I protocol. No dose limiting toxicities were seen with either formulation through 0.4mg/kg, the highest dose tested in Phase I. At this time, a maximum tolerated dose has not been reached and the protocol has been amended to allow evaluation of higher doses. ARB-1467 was selected to progress to a Phase II multi-dosing study in HBV infected patients.

The Phase II study evaluates two dose levels of ARB-1467 administered as three monthly doses in chronic HBV infected patients who are on stable background nucleot(s)ide analog therapy. Eight subjects will be enrolled in each of the two dose cohorts with six subjects receiving ARB-1467, and two receiving placebo. The ARB-1467 Phase II multi-dosing study has been initiated and single dose and multi-dose HBsAg reduction data are expected in the second half of 2016.

While we are focused on development of our lead HBV product candidates, we believe in continuous innovation and will incorporate technological and product design advancements that may result in an improvement in safety and/or efficacy. An example of this is our follow-on RNAi HBV candidate, ARB-1740. ARB-1740 is more potent than ARB-1467 in preclinical studies and has the potential to be effective at lower clinical doses than ARB-1467. ARB-1740 employs the same LNP formulation as ARB-1467 (with a different set of three RNAi triggers). We plan to file an IND (or equivalent filing) for ARB-1740 in the second half of 2016.

cccDNA Formation Inhibitors

We are developing small molecule cccDNA formation inhibitors. The inhibition of cccDNA formation is expected to reduce the amount of cccDNA in the infected liver by blocking the formation of new cccDNA. We acquired the exclusive, worldwide rights to this program through an in-license from the Blumberg Institute. We have made significant progress with the discovery of potent and small molecule cccDNA formation inhibitors. As presented at the 2015 International Meeting on Molecular Biology of Hepatitis B Viruses in October 2015, our cccDNA formation inhibitors demonstrate synergy with approved nucleot(s)ide analogs in preclinical models, which could lead to faster declines in cccDNA levels in patients than is seen with nucleot(s)ide analogs alone. We plan to file an IND (or equivalent filing) for our lead cccDNA formation inhibitor in the second half of 2016.

Core Protein/ Capsid Assembly Inhibitors

HBV core protein, or capsid, is required for viral replication and core protein may have additional roles in cccDNA function. Current nucleot(s)side analog therapy significantly reduces serum HBV DNA levels in the serum but significant HBV replication continues in the liver, thereby enabling HBV infection to persist. Effective therapy for patients requires new agents which will effectively block viral replication. We are developing core protein inhibitors (also known as capsid assembly inhibitors) as oral therapeutics for the treatment of chronic HBV infection. By inhibiting assembly of the viral capsid, the ability of hepatitis B virus to replicate is impaired, resulting in reduced cccDNA. We acquired exclusive, worldwide rights to these drug candidates through an in-license from Blumberg and Drexel University, or (“Drexel”), and through Arbutus Inc.’s acquisition of Enantigen Therapeutics, Inc. (“Enantigen”). We plan to file an IND (or equivalent filing) for our lead candidate in the second half of 2016.

TLR9 Agonist (ARB-1598)

Immune stimulation by toll-like receptor (TLR) agonists may overcome the immunologic blocks that allow chronic HBV persistence, including direct activation of the host’s innate antiviral response. Licensed from Cytos Biotechnology Ltd., (“Cytos”), ARB-1598 (formerly CYT003) is a biological carrier which is filled with the immunostimulatory oligonucleotide called G10, a TLR-9 agonist. ARB-1598 has been shown to directly activate B cells and stimulates human plasmacytoid dendritic cells to secrete Interferon alpha, and has previously been utilized in human trials in other indications. ARB-1598 also activates other antigen presenting cells indirectly and promotes the development of TH1 type cytokine response, which is thought to be potentially beneficial in promoting anti-HBV T cell immunity. ARB-1598 is undergoing preclinical evaluation to establish its utility for HBV, and if there is a clear support for this application, we plan to initiate clinical development of ARB-1598 in chronically infected HBV patients in 2016.

Other Research Programs

Surface Antigen Secretion Inhibitors

We are developing multiple small molecule orally bioavailable inhibitors of HBV surface antigen production and secretion. By inhibiting the production and secretion of HBV surface antigen from infected cells, we expect that the immune response of patients treated with this therapy can reengage and thereby mount a more credible response to a hepatitis B virus infection.

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

STING Agonists

We are developing stimulator of interferon genes (STING) agonists. By activating interferon genes, we anticipate that the body can produce additional interferon alpha and beta, which have antiviral properties. Our development program, which is currently in the discovery research stage, is based on proof of concept data in mice generated by Blumberg which showed that STING agonists can elicit an antiviral response and inhibit HBV replication in mouse liver cells. In collaboration with Blumberg, our plan is to identify potent, orally active small molecule human STING agonists that possess the desired characteristics to progress into human clinical studies.

Cyclophilin Inhibitor (OCB-030)

We licensed from NeuroVive Pharmaceutical AB, or (NeuroVive), the exclusive rights to develop and commercialize cyclophilin inhibitor drug candidates, including OCB-030, for the treatment of hepatitis B. After extensive preclinical evaluation of OCB-030 and other competitive cyclophilin inhibitors against HBV, we have concluded that cellular cyclophillins do not play a role in HBV chronic infection and further development of OCB-030 is unwarranted. As a result, we made the decision in October 2015 to discontinue the development of OCB-030 and have suspended our interest in the cyclophilin inhibitor class.

Our Proprietary Delivery Technology

Development of RNAi therapeutic products is currently limited by the instability of the RNAi trigger molecules in the bloodstream and the inability of these molecules to access target cells or tissues following administration. Delivery technology is necessary to protect these drugs in the bloodstream to allow efficient delivery and cellular uptake by the target cells. Arbutus has developed a proprietary delivery platform called Lipid Nanoparticle, or LNP. The broad applicability of this platform to RNAi development has established Arbutus as a leader in this new area of innovative medicine.

Our proprietary LNP delivery technology allows for the successful encapsulation of RNAi trigger molecules in LNP administered intravenously, which travel through the bloodstream to target tissues or disease sites. LNPs are designed to protect the triggers, and stay in the circulation long enough to accumulate at disease sites, such as the liver or cancerous tumors. LNPs are then taken up into the target cells by a process called endocytosis. Subsequent activation by the changing environment inside the cell causes the LNP to release the trigger molecules, which can then successfully mediate RNAi.

Arbutus' LNP Technology

A
B
C
D
E
PEG Lipid A
Amino Lipid B
Structural Lipid C
Cholesterol D
Nucleic Acid E

Ongoing Advancements in LNP Technology

Our LNP technology represents the most widely adopted delivery technology in RNAi, which has enabled several clinical trials and has been administered to hundreds of human subjects. Because LNP can enable a wide variety of nucleic acid triggers, including mRNA, we continue to see new product development and partnering opportunities based on our industry-leading delivery expertise and intellectual property. We presented preclinical data in October 2013 at the International mRNA Health Conference in Tubingen, Germany, and in February 2014 at the AsiaTIDES Conference in Toyko, Japan. This data demonstrated that mRNA encapsulated and delivered using our proprietary LNP technology can be effectively delivered and expressed in the liver in tumors and other specific tissues of therapeutic interest.

Arbutus continues to explore opportunities to generate value from its LNP platform technology, which is well suited to deliver therapies based on RNAi, mRNA, gene editing, as well as other technologies.

Suspended Non-HBV RNAi Assets

Our intent is to focus our efforts on discovering, developing and commercializing a cure for patients suffering from chronic HBV infection. As such, pending completion of ongoing studies associated with TKM-PLK1, we have suspended further development of our non-HBV assets and are exploring different strategic options to maximize the value of these assets. Our non-HBV assets include our LNP-based product candidates TKM-PLK for oncology, TKM-Ebola and TKM-Marburg for hemorrhagic fever viruses, TKM-HTG for metabolic disorders, and TKM-ADLH for severe alcohol use disorder.

Oncology (TKM-PLK1)

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

TKM-PLK1: GI-NET and ACC

GI-NET is the gastrointestinal subset of neuroendocrine tumors with an estimated U.S. prevalence of 55,000 individuals. Prognosis for advanced or metastatic GI-NET, the target population for TKM-PLK1, is poor with 25-54% of patients surviving less than one year. ACC is an extremely rare form of cancer that develops in the adrenal gland. Data from the U.S. National Cancer Institute indicates there are approximately 500 patients in the U.S. with ACC. Survival prognosis for patients with ACC is poor. A large percentage of patients are not good surgical candidates and there is a lack of effective systemic therapies.

We presented Phase I TKM-PLK1 data at the 6th and 8th Annual NET Conferences hosted by the North American Neuroendocrine Tumor Society (NANETS) in October 2013 and October 2015. Based on encouraging results from the dose escalation portion and expansion cohort from our Phase I TKM-PLK1 clinical trial, we expanded into a Phase I/II clinical trial with TKM-PLK1, which enrolled patients within the two therapeutic indications: advanced GI-NET or ACC. This multi-center, single arm, open label study was designed to measure efficacy using RECIST criteria for GI-NET patients and ACC patients as well as evaluate the safety, tolerability and pharmacokinetics of TKM-PLK1 in a population of 63 subjects with advanced solid tumors, including 15 subjects with GI-NET. TKM-PLK1 was administered weekly with each four-week cycle consisting of three once-weekly doses followed by a rest week. We provided an update on the Phase I/II GI-NET clinical study in October 2015 at the NANETS conference.

In the GI-NET population, one subject, a "remarkable responder" had a maximal 61.1% decrease in target tumor at cycle 2. This subject remained on-study for 10 cycles and the partial tumor response (PR) was stable throughout this period. Twelve of 13 evaluable subjects had a best response of stable disease (SD) or PR. Duration of SD/PR ranged from two to 14 cycles. In the ACC population one subject, a "remarkable responder" had a maximal 48.7% decrease in target tumor at cycle 14. After 18 cycles, the residual tumor was resected and histopathology showed near-complete necrosis, at which time the subject discontinued the study. Five of eight evaluable subjects had a best response of SD or PR. Duration of SD/PR ranged from two to 18 cycles. Therapy with TKM-PLK1 was received for up to 18 months and was generally well tolerated by the majority of subjects. The TKM-PLK1 GI-NET/ACC trial has concluded.

TKM-PLK1: HCC

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

In June 2014, we initiated another Phase I/II clinical trial with TKM-PLK1, enrolling patients with advanced HCC. Patient dosing has commenced and we have completed the dose escalation portion of this trial. This Phase I/II clinical trial is a multi-center, single arm, open label dose escalation study designed to evaluate the safety, tolerability and pharmacokinetics of TKM-PLK1 as well as determine the maximum tolerated dose in patients with advanced inoperable HCC. It will also include a preliminary assessment of the anti-tumor activity of TKM-PLK1 in this patient population. In August 2015 we announced initiation of patient dosing in the expansion cohort of the clinical trial at multiple sites in Canada, the United States and Asia, and have since completed enrollment. An assessment of efficacy in terms of tumor response in approximately 20 subjects will take place upon trial completion and results are expected in 2016.

Other Infectious Diseases (TKM-Ebola and TKM-Marburg)

We have suspended further development of our RNAi product candidates targeting filoviruses Ebola and Marburg. In December 2014, the U.S. Congress amended the FDA Priority Review Voucher (PRV) Program Act to add filoviruses as a candidate for a PRV. We are exploring partnering or external funding opportunities to maximize the value of these assets.

TKM-Ebola-Kikwit has been developed under a $140 million contract with the U.S. Department of Defense (DoD) awarded in July 2010. Given the unclear development path for TKM-Ebola, development activities have been suspended and the contract with the DoD has been terminated. TKM-Ebola-Kikwit completed the single ascending dose portion of the Phase I clinical trial in healthy human volunteers. Results demonstrated that administration of the TKM-Ebola-Kikwit therapeutic, in the absence of any steroid containing pre-medication, was well-tolerated at a dose level of 0.3 mg/kg, determined to be the maximum tolerated dose. Under the FDA’s expanded access program, several patients with a confirmed or suspected Ebola virus infection were treated with TKM-Ebola-Kikwit during the ebola outbreak in 2014. In March 2015, a TKM-Ebola-Guinea Phase II single arm trial called Rapid Assessment of Potential Interventions & Drugs for Ebola (RAPIDE) was initiated in Sierra Leone, led by the International Severe Acute Respiratory and Emerging Infection Consortium (ISARIC) at the University of Oxford, UK, with funding from the Wellcome Trust. In June 2015 we announced closing of the enrollment for the trial as it reached a futility boundary, which was a predefined statistical endpoint. The results of the study have been submitted for publication and the manuscript is under review.

We have several publications related to our Ebola and Marburg RNAi therapeutic candidates. In April 2015, we, along with our collaborators at the University of Texas Medical Branch (UTMB) at Galveston, USA, published positive Ebola treatment data in the journal Nature (Thi EP., et al.; Nature, April 2015). Data demonstrated 100% survival of nonhuman primates previously infected with the West African Makona strain of Ebola virus even when treatment did not begin until three days after viral exposure a time point at which animals were five to six days away from death. These efficacy results are comparable to those obtained with TKM-Ebola-Kikwit, which also demonstrated up to 100% protection from an otherwise lethal dose of the virus. We have published data demonstrating complete protection of non-human primates against lethal Marburg-Angola strain, (Thi EP., et al.; Science Translational Medicine, Aug 2014). Selected data from these programs was presented at the Chemical and Biological Defense Science and Technology Conference in May 2015.

Metabolic Disorders (TKM-HTG)

TKM-HTG is a multi-component RNAi therapeutic that simultaneously targets a combination of genes expressed in the liver, which are known to play a significant role in triglyceride metabolism. High triglyceride levels are medically linked to increased risk of cardiovascular disease, fatty liver disease, insulin resistance and pancreatitis. Approximately one million adults in the US and 18 million worldwide suffer from severe HTG. (NHANES 2003-2004 data). Another patient group affected by HTG are those with Familial Chylomicronemia Syndrome (FCS), which is a very rare hereditary condition affecting an estimated 1:1,000,000 people (www.fcs.raredr.com). Additionally, 35% of patients with Type 2 Diabetes (T2D) suffer from mixed hyperlipidemia which is a combination of elevated cholesterol and high triglycerides. With underlying T2D, these patients are at considerable risk from cardiovascular disease. We are exploring partnering or external funding opportunities to maximize the value of this asset.

Alcohol Use Disorder (TKM-ALDH)

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

Partner Programs

Patisiran (ALN-TTR02)

Alnylam Pharmaceuticals, Inc., or Alnylam, has a license to use our intellectual property (IP) to develop and commercialize products and may only grant access to our LNP technology to its partners if it is part of a product sublicense. Alnylam’s license rights are limited to patents that we have filed, or that claim priority to a patent that was filed, before April 15, 2010. Alnylam does not have rights to our patents filed after April 15, 2010 unless they claim priority to a patent filed before that date. Alnylam will pay us low single digit royalties as Alnylam’s LNP-enabled products are commercialized. More information about our licensing agreement with Alnylam can be found under the “Strategic Alliances, Licensing Agreements, and Research Collaborations” section of this report.

In April 2014, Alnylam presented positive new data from its Phase II clinical trial with patisiran, an RNAi therapeutic targeting transthyretin (TTR) for the treatment of TTR-mediated amyloidosis (ATTR). These results provide additional support for Alnylam's Phase III APOLLO trial. In October 2014, Alnylam reported positive clinical data for the ongoing patisiran Phase II Open Label Extension (OLE) study in patients with Familial Amyloidotic Polyneuropathy (FAP). The results demonstrated sustained knockdown of serum TTR of up to 90% and a favorable tolerability profile out to one year of treatment. In April 2015, Alnylam announced positive data from the ongoing open-label study with patisiran which demonstrated continued evidence for possible halting of neuropathy progression after the first 12 months of treatment. In addition, patisiran treatment showed robust mean knockdown of serum TTR of up to 88%. Alnylam's ongoing OLE study is an open-label, multi-center trial designed to evaluate the long-term safety and tolerability of patisiran administration in FAP patients that were previously enrolled in a Phase II study. In July 2015, Alnylam announced initiation of a Phase III open label OLE study with patisiran (APOLLO-OLE) to evaluate the long-term safety and tolerability of patisiran in ATTR amyloidosis patients with FAP who were previously enrolled in the APOLLO Phase III study. In September 2015, Alnylam reported evidence of reduced pathogenic, misfolded TTR monomers and oligomers in TTR-mediated amyloidosis patients with FAP, and in November 2015 it reported that patisiran demonstrates continued evidence for potential halting of neuropathy progression and improvement in nerve fiber density in patients with FAP. New Drug Application (NDA) filing for this program is expected in 2017.

The patisiran program represents the most clinically advanced application of our LNP delivery technology. Furthermore, Alnylam’s results demonstrate that multi-dosing with our LNP has been well-tolerated with treatments out to 21 months.

Marqibo®

Marqibo®, originally developed by Arbutus, is a novel, sphingomyelin/cholesterol liposome-encapsulated formulation of the FDA-approved anticancer drug vincristine. Marqibo’s approved indication is for the treatment of adult patients with Philadelphia chromosome-negative acute lymphoblastic leukemia (Ph-ALL) in second or greater relapse or whose disease has progressed following two or more lines of anti-leukemia therapy. Our licensee, Spectrum Pharmaceuticals, Inc. (Spectrum), launched Marqibo through its existing hematology sales force in the United States. We are entitled to mid-single digit royalty payments based on Marqibo’s commercial sales. Spectrum has ongoing trials evaluating Marqibo in three additional indications, which are: first line use in patients with Philadelphia Negative Acute Lymphoblastic Leukemia (Ph-ALL), Pediatric ALL and Non-Hodgkin’s lymphoma. More information about our licensing agreement with Spectrum can be found under the “Strategic Alliances, Licensing Agreements, and Research Collaborations” section of this report.

DCR-PH1

In November 2014, we signed a licensing and collaboration agreement with Dicerna Pharmaceuticals, Inc. to utilize our LNP delivery technology exclusively in Dicerna's primary hyperoxaluria type 1 (PH1) development program. Dicerna will use our third generation LNP technology for delivery of DCR-PH1, Dicerna's product incorporating its Dicer substrate RNA (DsiRNA) molecule, for the treatment of PH1, a rare, inherited liver disorder that often results in kidney failure and for which there are no approved therapies. In December 2015, Dicerna announced initiation of dosing in healthy volunteers with plans to initiate the Phase I clinical trial in patients with PH1 in 2016. More information about our licensing agreement with Dicerna can be found under the “Strategic Alliances, Licensing Agreements, and Research Collaborations” section of this report.

Strategic Alliances, Licensing Agreements, and Research Collaborations

Alnylam Pharmaceuticals, Inc.

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

Our licensing agreement with Alnylam grants us IP rights for the development and commercialization of RNAi therapeutics for specified targets. In consideration for these three exclusive and 10 non-exclusive licenses, we have agreed to pay single-digit royalties to Alnylam on product sales, with milestone obligations of up to $8.5 million on the non-exclusive licenses and no milestone obligations on the three exclusive licenses.Alnylam has also pursued two other LNP-based products through clinical development: ALN-VSP (liver cancer), and ALN-PCS02 (hypercholesterolemia). Alnylam will pay Arbutus low single digit royalties based on commercial sales of Alnylam’s LNP-enabled products.

We entered an arbitration proceeding with Alnylam, as provided for under our licensing agreement, to resolve a matter related to a disputed $5 million milestone payment to Arbutus from Alnylam related to its ALN-VSP product. The arbitration proceeding with Alnylam has concluded resulting in no milestone payment to Arbutus.

Acuitas Therapeutics Inc.

Consistent with the terms of the settlement agreement signed in November 2012, we finalized and entered a cross-license agreement with Acuitas Therapeutics Inc., or Acuitas in December 2013. The terms of the cross-license agreement provide Acuitas with access to certain of our earlier IP generated prior to April 2010. At the same time, the terms provide us with certain access to Acuitas’ technology and licenses in the RNAi field, along with a percentage of each milestone and royalty payment with respect to certain products. Acuitas has agreed that it will not compete in the RNAi field for a period of five years, ending in November 2017.

Merck & Co., Inc. and Alnylam License Agreement

As a result of the settlement between Protiva Biotherapeutics, Inc. (Protiva), and Merck & Co., Inc. in 2008, we acquired a non-exclusive royalty-bearing world-wide license agreement with Merck. Under the license, Merck will pay up to $17 million in milestones for each product they develop covered by our IP, except for the first product for which Merck will pay up to $15 million in milestones, and will pay royalties on product sales. Merck’s license rights are limited to patents that Protiva filed, or that claim priority to one of Protiva’s patents that was filed, before October 9, 2008. Merck does not have rights to Protiva patents filed after October 9, 2008 unless they claim priority to a patent filed before that date. On March 6, 2014, Alnylam announced that they acquired all assets and licenses from Merck, which included our license agreement.

Dicerna Pharmaceuticals, Inc.

In November 2014, we signed a licensing agreement and a development and supply agreement with Dicerna to license our LNP delivery technology for exclusive use in Dicerna's PH1 development program. Dicerna will use Arbutus’ third generation LNP technology for delivery of DCR-PH1, Dicerna's product incorporates its DsiRNA molecule, for the treatment of PH1, a rare, inherited liver disorder that often results in kidney failure and for which there are no approved therapies. Under the agreements, Dicerna paid Arbutus $2.5 million upfront and will potentially make payments of $22 million in aggregate development milestones, plus a mid-single-digit royalty on future PH1 sales. This partnership also includes a supply agreement under which we will provide clinical drug supply and regulatory support for the rapid advancement of this product candidate.

Monsanto Company

In January 2014, we signed an Option Agreement and a Service Agreement with Monsanto Company, or Monsanto, and granted Monsanto an option to obtain a license to use our proprietary LNP delivery technology. The transaction supports the application of LNP technology and related IP for use in agriculture. The potential value of the transaction could reach $86.2 million following the successful completion of milestones. In January 2014, we received $14.5 million of the $17.5 million in near term payments. We received additional payments of $1.5 million each in June 2014 and October 2014 following the achievement of specific program objectives. In May 2015, the arrangement was amended to extend the option period by approximately five months, with payments up to $2.0 million for the extension period. As of December 31, 2015, we have received $19.3 million. Following the completion of the Phase A extension period in October 2015, no further research activities were conducted under the arrangement, as Monsanto did not elect to proceed to Phase B of the research plan.

On March 4, 2016, Monsanto exercised its option to acquire 100% of the outstanding shares of Protiva Agricultural Development Company Inc., or PADCo, and will pay Arbutus an exercise fee of $1 million. As a result, PADCo is no longer an indirect wholly owned subsidiary of us. In connection with Monsanto’s exercise of its option, on March 4, 2016, we entered into an amended Option Agreement. We also entered into an amended Service Agreement on March 4, 2016 to give effect to the grant back to Protiva of new intellectual property created by Monsanto in connection with the exercise of its option. In addition, we entered into an amended License and Services Agreement to recognize Monsanto’s early exercise of option before Protiva’a completion of Phases B and C, and introduce a new Technology Transfer Completion Criteria through the amended Option Agreement. Each of the amended Option Agreement, amended License and Services Agreement and amendment to the Service Agreement have been filed as Exhibits to this annual report on Form 10-K.

Spectrum Pharmaceuticals, Inc.

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

Marina Biotech, Inc. /Arcturus Therapeutics, Inc.

 In November 2012, we disclosed that we had obtained a worldwide, non-exclusive license to a novel RNAi trigger technology called Unlocked Nucleobase Analog (UNA) from Marina Biotech Inc., or Marina, for the development of RNAi therapeutics. UNAs can be incorporated into RNAi drugs and have the potential to improve them by increasing their stability and reducing off-target effects. In August 2013, Marina assigned its UNA technology to Arcturus Therapeutics, Inc., or Arcturus, and the UNA license agreement between us and Marina was assigned to Arcturus. The terms of the license are otherwise unchanged.

To date, we have paid Marina $0.5 million in license fees and there are milestones of up to $3.2 million plus royalties for each product that we develop using UNA technology licensed from Marina.  We announced on January 21, 2015, that we had initiated a Phase I clinical trial with TKM-HBV (RNAi). As TKM-HBV utilizes UNA technology in-licensed from Arcturus, the initiation of the trial triggered a single milestone payment of $250,000 payable by us to Arcturus.

U.S. National Institutes of Health

On October 13, 2010 we announced that together with collaborators at the University of Texas Medical Branch (UTMB), we were awarded a new NIH grant, worth $2.4 million, to support research to develop RNAi therapeutics to treat Ebola and Marburg hemorrhagic fever viral infections using our LNP delivery technology. In February 2014, we along with UTMB and other collaborators were awarded additional funding of $3.4 million over five years from the NIH in support of this research.

Bristol-Myers Squibb Company

In May 2010, we announced a research collaboration with Bristol-Myers Squibb Company, BMS. Under this agreement, BMS conducted preclinical work to validate the function of certain genes and shared the data with us to potentially develop RNAi therapeutic drugs against therapeutic targets of interest. We formulated the required RNAi trigger molecules enabled by our LNP technology to silence target genes of interest. BMS paid us $3.0 million concurrent with the signing of the agreement. We provided a predetermined number of LNP batches over the four-year agreement. In May 2011, we announced a further expansion of the collaboration to include broader applications of our LNP technology and additional target validation work. In May 2014, the collaboration expired and all parties’ obligations ended.

Halo-Bio RNAi Therapeutics, Inc.

In August 2011, we entered into a license and collaboration agreement with Halo-Bio RNAi Therapeutics, Inc., or Halo-Bio. Under the agreement, Halo-Bio granted to us an exclusive license to its multivalent ribonucleic acid MV-RNA technology. The agreement was amended on August 8, 2012, to adjust future license fees and other contingent payments. To date, we have recorded $0.5 million in fees under our license from Halo-Bio. We terminated the agreement with Halo-Bio on July 31, 2013. There are no further payments due or contingently payable to Halo-Bio.

Aradigm Corporation

In December 2004, we entered into a licensing agreement with Aradigm Corporation, or Aradigm, under which Aradigm exclusively licensed certain of our liposomal intellectual property for the pulmonary delivery of Ciprofloxacin. As amended, this agreement calls for milestone payments totalling $4.5 and $4.75 million, respectively, for the first two disease indications pursued by Aradigm using our technology, and for low- to mid-single-digit royalties on sales revenue from products using our technology. We terminated the Aradigm license agreement in May 2013.

University of British Columbia

Certain early work on lipid nanoparticle delivery systems and related inventions was undertaken at the University of British Columbia, or UBC. These inventions are licensed to us by UBC under a license agreement, initially entered in 1998 as amended in 2001, 2006 and 2007. We have granted sublicenses under the UBC license to Alnylam as well as to Spectrum (Talon Therapeutics Inc., acquisition). Alnylam has in turn sublicensed back to us under the licensed UBC patents for discovery, development and commercialization of RNAi products. In mid-2009, we and our subsidiary Protiva entered into a supplemental agreement with UBC, Alnylam and Acuitas Technologies, Inc., in relation to a separate research collaboration to be conducted among UBC, Alnylam and Acuitas to which we have license rights. The settlement agreement signed in late 2012 to resolve the litigation among Alnylam, Acuitas, Arbutus and Protiva provided for the effective termination of all obligations under such supplemental agreement as between and among all litigants.

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

Cytos Biotechnology Ltd

On December 30, 2014, Arbutus Inc., our wholly owned subsidiary, entered into an exclusive, worldwide, sub-licensable (subject to certain restrictions with respect to licensed viral infections other than hepatitis) license to six different series of compounds from Cytos Biotechnology Ltd., or Cytos. The licensed compounds are Qbeta-derived virus-like particles that encapsulate TLR9, TLR7 or RIG-I agonists and may or may not be conjugated with antigens from the hepatitis virus or other licensed viruses. We have an option to expand this license to include additional viral infections other than influenza and Cytos will retain all rights for influenza, all non-viral infections, and all viral infections (other than hepatitis) for which we have not exercised an option.

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

The Baruch S. Blumberg Institute and Drexel University

In February 2014, Arbutus Inc., our wholly owned subsidiary, entered into a license agreement with The Blumberg S. Blumberg Institute, or Blumberg, and Drexel University, or Drexel, that granted an exclusive (except as to certain know-how and subject to retained non-commercial research rights), worldwide, sub-licensable license to three different compound series: cccDNA inhibitors, capsid assembly inhibitors and HCC inhibitors.

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

License Agreements between Enantigen and Blumberg and Drexel

In October 2014, Arbutus Inc., our wholly owned subsidiary, acquired all of the outstanding shares of Enantigen Therapeutics, Inc., or Enantigen, pursuant to a stock purchase agreement. Through this transaction, Arbutus Inc. acquired a HBV surface antigen secretion inhibitor program and a capsid assembly inhibitor program, each of which are now assets of Arbutus, following our merger with Arbutus Inc.

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

In addition to our proprietary expertise, we own a portfolio of patents and patent applications directed to HBV cccDNA formation inhibitors, HBV core/capsid protein assembly inhibitors, TLR-9 agonists, HBV surface antigens secretion inhibitors, HBV cccDNA epigenetic modifiers, STING agonists, cyclophilin inhibitors, LNP inventions, LNP compositions for delivering nucleic acids such as mRNA and siRNA, the formulation and manufacture of LNP-based pharmaceuticals, chemical modification of RNAi molecules, and RNAi drugs and processes directed at particular disease indications. We have filed many patent applications with the US and European Patent Offices that have been granted. In the US our patents might be challenged by interference or opposition proceedings. In Europe, upon grant, a period of nine months is allowed for notification of opposition to such granted patents.  If our patents are subjected to interference or opposition proceedings, we would incur significant costs to defend them. Further, our failure to prevail in any such proceedings could limit the patent protection available to our therapeutic HBV programs or RNAi platform, including our product candidates.

We have a portfolio of approximately 121 patent families, in the U.S. and abroad, that are directed to our therapeutic HBV product candidates and various aspects of LNPs and LNP formulations. The portfolio includes approximately 83 issued U.S. patents, approximately 100 issued non-U.S. patents, and approximately 350 pending patent applications, including the following patents and applications in the United States and Europe (1) :

Subject Matter	Status	Expiration Date*
LNP Compositions and Methods of Use (siRNA)	U.S. Pat. No. 7,982,027; applications pending in other jurisdictions	2024
LNP Compositions (interferingRNA)	U.S. Pat. No. 7,799,565; patents issued in other jurisdictions	2025
LNP Compositions (Nucleic Acid)	U.S. Pat. Nos. 8,058,069; 8,492,359 and 8,822,668; applications pending in other jurisdictions	2029
LNP Compositions and Methods of Use (PLK-1)	U.S. Pat. No.8,283,333; applications pending in other jurisdictions	2030
LNP Compositions (Nucleic Acid)	U.S. Pat. No. 9,006,417	2031
LNP Manufacturing Process	U.S. Pat. Nos. 7,901,708 and 8,329,070; European Pat. Nos. 1519714 and 2338478; application pending in the U.S.	2023
LNP Manufacturing Process	U.S. Pat. No. 9,005,654; application pending in Europe	2026
Lipid Compositions	U.S. Pat. No. 7,745,651; European Pat. No. 1781593; application pending in the U.S.	2025
Lipid Compositions	U.S. Pat. Nos. 7,803,397 and 8,936,942; European Pat. No. 1664316	2024
Modified siRNA Compositions	U.S. Pat. Nos. 8,101,741, 8,188,263 and 9,074,208; applications pending in other jurisdictions	2026
Modified siRNA Compositions	U.S. Pat. No. 7,915,399	2027
siRNA and LNP Compositions (Ebola Virus)	U.S. Pat. No. 7,838,658	2026
siRNA and LNP Compositions and Methods of Treatment (Ebola Virus)	U.S. Pat. No. 8,716,464	2030
siRNA and LNP Compositions (PLK1)	U.S. Pat. No. 9,006,191; European Pat. No. 2238251	2028
Immunostimulatory Compositions, Methods of Use and Production	U.S. Pat. No. 8,691,209; European Pat. No. 1450856	2022
siRNA and LNP Compositions (HBV)	Patent applications pending in U.S. and other jurisdictions	2035
HBV Capsid Assembly Inhibitor Compositions and Methods of Treatment	Patent applications pending in U.S. and other jurisdictions	2032

(1)	Patent information current as of February 15, 2016.
* Once issued, the term of a US patent first filed after mid-1995 generally extends until the 20th anniversary of the filing date of the first non-provisional application to which such patent claims priority. It is important to note, however, that the United States Patent & Trademark Office, or USPTO, sometimes requires the filing of a Terminal Disclaimer during prosecution, which may shorten the term of the patent. On the other hand, certain patent term adjustments may be available based on USPTO delays during prosecution. Similarly, in the pharmaceutical area, certain patent term extensions may be available based on the history of the drug in clinical trials. We cannot predict whether or not any such adjustments or extensions will be available or the length of any such adjustments or extensions.

Scientific Advisers

We seek advice from our scientific advisory board, which consists of a number of leading scientists and physicians, on scientific and medical matters. The current members of our scientific advisory board are:

Name	Position(s)/Institutional Affiliation(S)
Adrian Di Bisceglie, MD	Professor of Internal Medicine and Chairman of the Department of Medicine at St Louis University , St Louis University School of Medicine, Chief of Hepatology
Charlie Rice, Ph.D.	Maurice and Corinne Greenberg Professor in Virology, Rockefeller University
Scott Biller, Ph.D.	Chief Scientific Officer at Agios Pharmaceuticals
Ulrike Protzer, Ph.D.	Director, Institute of Virology, Technische Universität München / Helmholtz Zentrum München - German Center for Environmental Health
Fabien Zoulim, MD, Ph.D.	Professor of Medicine, Lyon University, Head of Hepatology Department, Hospices Civils de Lyon

Employees

At December 31, 2015, Arbutus had 134 employees, 105 of whom were engaged in research and development. None of our employees are represented by a labor union or covered by a collective bargaining agreement, nor have we experienced any work stoppages. We believe that relations with our employees are good.

Corporate information

     Arbutus Biopharma Corporation (“Arbutus”, “we”, “us”, and “our”) is a publicly traded industry-leading therapeutic solutions company focused on discovering, developing and commercializing a cure for patients suffering from chronic hepatitis HBV infection. Effective July 31, 2015, our corporate name changed from Tekmira Pharmaceuticals Corporation to Arbutus Biopharma Corporation. Also effective July 31, 2015, the corporate name of our wholly owned subsidiary, OnCore Biopharma, Inc. changed to Arbutus Biopharma, Inc. (“Arbutus Inc.”). We have two wholly owned subsidiaries:Arbutus Inc., and Protiva Biotherapeutics Inc. (“Protiva”). Unless stated otherwise or the context otherwise requires, references herein to “Arbutus”, “we”, “us” and “our” refer to Arbutus Biopharma Corporation, and, unless the context requires otherwise, one or more subsidiaries through which we conduct business.

Arbutus was incorporated pursuant to the British Columbia Business Corporations Act, or BCBCA, on October 6, 2005, and commenced active business on April 30, 2007, when Arbutus and its parent company, Inex Pharmaceuticals Corporation, or Inex, Inex, were reorganized under a statutory plan of arrangement (the Reorganization) completed under the provisions of the BCBCA. The Reorganization saw Inex’s entire business transferred to and continued by Arbutus.

On March 4, 2015, we completed a business combination pursuant to which OnCore Biopharma, Inc., or OnCore, became our wholly-owned subsidiary. This combined company intends to focus on developing a curative regimen for HBV patients by combining multiple therapeutic approaches.

Arbutus’ head office and principal place of business is located at 100-8900 Glenlyon Parkway, Burnaby, British Columbia, Canada, V5J 5J8 (telephone: (604) 419-3200). The Company’s registered and records office is located at 700 West Georgia St, 25th Floor, Vancouver, British Columbia, Canada, V7Y 1B3. Arbutus also has a US office located at 3805 Old Easton Road, Doylestown, PA 18902.

Investor information

We are a reporting issuer in Canada under the securities laws of each of the Provinces of Canada. On March 3, 2015, Arbutus’ common shares were voluntarily delisted from the Toronto Stock Exchange.

Arbutus’ common shares trade on the NASDAQ Global Market under the symbol “ABUS”. We maintain a website at http://www.arbutusbio.com. The information on our website is not incorporated by reference into this annual report on Form 10-K and should not be considered to be a part of this annual report on Form 10-K. Our website address is included in this annual report on Form 10-K as an inactive technical reference only. Our reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, including our annual reports on Form 10-K (annual reports on Form 20-F up to year-ended December 31, 2012), our quarterly reports on Form 10-Q (quarterly reports on Form 6-K up to quarter-ended September 30, 2013) and our current reports on Form 8-K, and amendments to those reports, are accessible through our website, free of charge, as soon as reasonably practicable after these reports are filed electronically with, or otherwise furnished to, the SEC. We also make available on our website the charters of our audit committee, executive compensation and human resources committee and corporate governance and nominating committee, whistleblower policy, insider trading policy, and majority voting policy, as well as our code of business conduct and ethics for directors, officers and employees. In addition, we intend to disclose on our web site any amendments to, or waivers from, our code of business conduct and ethics that are required to be disclosed pursuant to the SEC rules.

You may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains a website that contains reports, proxy and information statements, and other information regarding Arbutus and other issuers that file electronically with the SEC. The SEC’s website address is http://www.sec.gov.

Executive Officers of the Registrant

Set forth below is information about our executive officers, as of March 8, 2016.

Name	Age	Position(s)
Mark Murray	67	President and Chief Executive Officer, and Director
Bruce Cousins	55	Executive Vice President and Chief Financial Officer
Mark Kowalski	61	Chief Medical Officer
Peter Lutwyche	50	Chief Technology Officer
Patrick Higgins	58	Chief Business Officer
Michael Sofia	57	Chief Scientific Officer
William Symonds	48	Chief Development Officer and Director
Elizabeth Howard	62	Executive Vice President and General Counsel
Michael Abrams	59	Managing Director

Dr. Mark Murray serves as our President, Chief Executive Officer and a Director since May 2008 when Arbutus and Protiva Biotherapeutics, Inc. merged. Previously, he was the President and CEO and founder of Protiva since its inception in the summer of 2000. Dr. Murray has over 20 years of experience in both the R&D and business development and management facets of the biotechnology industry. Dr. Murray has held senior management positions at ZymoGenetics and Xcyte Therapies prior to joining Protiva. Since entering the biotechnology industry Dr. Murray has successfully completed numerous and varied partnering deals, directed successful research and product development programs, been responsible for strategic planning programs, raised millions of dollars in capital and executed extensive business development initiatives in the U.S., Europe and Asia. During his R&D career, Dr. Murray worked extensively on three programs that resulted in FDA approved drugs, including the first growth factor protein approved for human use, a program he led for several years following his discovery. Dr. Murray obtained his Ph.D. in Biochemistry from the University of Oregon Health Sciences University and was a Damon Runyon-Walter Winchell post-doctoral research fellow for three years at the Massachusetts Institute of Technology.

Mr. Bruce Cousins serves as our Executive Vice President and Chief Financial Officer. Mr. Cousins brings to Arbutus extensive global financial and pharmaceutical industry experience both working for multi-million dollar companies and leading start-ups through to successful completion of their strategic growth plans. In 2004, Mr. Cousins joined Aspreva Pharmaceuticals and led its highly successful IPO. In 2008, he played a key leadership role in the eventual sale of Aspreva in a $915 million all-cash transaction. Prior to joining Aspreva, Mr. Cousins spent 14 years with Johnson & Johnson (J&J) working in operations and finance, both domestically and internationally. Prior to the pharmaceutical industry, Mr. Cousins was a chartered accountant with Deloitte & Touche. More recently, Mr. Cousins has spent the past few years in the renewable energy sector, and from 2011 to 2013 he was Chief Executive Officer of Carmanah Technologies Corporation, a TSX-listed company. Prior to Carmanah, he held Chief Financial Officer positions at Xantrex Technology Inc. and Ballard Power Systems. Mr. Cousins completed a Bachelor of Commerce degree from McMaster University in 1987 and received a Chartered Accountant designation in 1989.

Dr. Mark Kowalski serves as our Chief Medical Officer. Dr. Kowalski has extensive experience in Phase I through Phase IV drug development and clinical trials in a wide variety of therapeutic areas including oncology, urology, infectious diseases, analgesia, allergy, rheumatology and cardiovascular diseases. His experience also includes basic scientific research on the molecular biology of HIV as well as clinical practice in internal medicine. Prior to joining Arbutus, Dr. Kowalski worked in the oncology and inflammation therapeutic area at Gilead Sciences, Inc. following Gilead’s $510-million acquisition of YM BioSciences Inc. Previously, Dr. Kowalski had been CMO and Vice President of Regulatory Affairs at YM BioSciences Inc. Dr. Kowalski’s experience also encompasses being the CMO and Vice President of Medical/Regulatory Affairs at Viventia Biotechnologies Inc. Prior to Viventia, he was the Senior Director of Medical Affairs at AAIPharma Inc. Dr. Kowalski holds a B.A. from Rutgers University and an M.D. and Ph.D. from the University of Kansas School of Medicine. He completed his postgraduate training in internal medicine and infectious diseases at Duke University and Harvard Medical School.

Dr. Peter Lutwyche serves as our Chief Technology Officer. Dr. Lutwyche’s responsibilities at Arbutus include manufacturing, process development and quality control for all Arbutus product candidates, as well as supporting Arbutus' collaborative partners as they advance products that utilize Arbutus's technology. Previously Dr. Lutwyche was Director, Pharmaceutical Development at QLT Inc. During his tenure at QLT, Dr. Lutwyche contributed to the development and commercialization of Visudyne as well as leading manufacturing and chemistry efforts for numerous pre-clinical and clinical stage products. Prior to QLT, he was a research scientist at Inex Pharmaceuticals Corporation working with lipid-based formulations of nucleic acids and antibiotics. Dr. Lutwyche holds a Ph.D. in Chemistry from the University of British Columbia.

Mr. Patrick Higgins serves as our Chief Business Officer. Mr. Higgins was a co-founder of our subsidiary Arbutus Biopharma, Inc. (formerly OnCore Biopharma, Inc.) and served as a member of its board of directors since its inception in May 2012 and as its Chief Executive Officer since July 2014. Mr. Higgins previously served as Executive Vice-President, Marketing and Sales of Pharmasset, Inc., a specialty pharmaceutical company, from 2007 to January 2012 and was a consultant to Pharmasset from 2006 to 2007. From 1995 to 2006, Mr. Higgins was the Vice-President, Sales and Marketing, Virology at Hoffmann-LaRoche, a pharmaceutical company. Mr. Higgins received his B.A. degree from Villanova University and his M.B.A. degree from Seton Hall University.

Dr. Michael Sofia serves as our Chief Scientific Officer. Dr. Sofia was one of Arbutus Biopharma, Inc. co-founders and served as its Chief Scientific Officer and Head of Research and Development since July 2014. He previously served as President and a member of its board of directors from May 2012 to August 2014. Since April 2012, Dr. Sofia has been a professor at the Baruch S. Blumberg Institute and since March 2013, Dr. Sofia has been an adjunct professor at the Drexel University School of Medicine. Previously, Dr. Sofia was the Senior Vice-President, Chemistry, Site Head and then Senior Adviser at Gilead Sciences, Inc. from January 2012 to December 2012. Prior to that, Dr. Sofia was the Senior Vice-President, Chemistry at Pharmasset, Inc. from August 2005 to January 2012. From 1999 to 2005, Dr. Sofia served as a Group Director, New Leads Chemistry at Bristol-Myers Squibb. From 1993 to 1999, Dr. Sofia established and directed the research programs at Transcell Technologies, first as Director of Chemistry and then as Vice-President of Research. Dr. Sofia received his B.A. degree from Cornell University, his Ph.D. degree from the University of Illinois at Urbana-Champaign and was an NIH postdoctoral fellow at Columbia University.  Dr. Sofia has won the Economist’s 2015 Innovation Award in the Bioscience category, for developing a rapid cure for hepatitis C virus infection (HCV).

Dr. William Symonds serves as our Chief Development Officer. Dr. Symonds served as a director of Arbutus Biopharma, Inc. since August 2014 and as a Senior Adviser since November 2014. Dr. Symonds is currently Senior Vice President, Clinical Research at Roivant Sciences, Inc., a position he has held since May 2014. Prior to that, Dr. Symonds served as Vice-President, Liver Disease Therapeutic Area at Gilead Sciences, Inc. from February 2012 until April 2014, and was the Senior Vice-President, Clinical Pharmacology and Translational Medicine at Pharmasset, Inc. from 2007 to January 2012. From 1993 to 2007, Dr. Symonds held various positions of increasing responsibility at GlaxoSmithKline, most recently as Director, Antiviral Clinical Pharmacology and Discovery Medicine. Dr. Symonds received his Doctor of Pharmacy degree from Campbell University and completed a fellowship in clinical pharmacokinetics at the Clinical Pharmacokinetics Laboratory in Buffalo, New York.

Dr. Elizabeth Howard serves as our Executive Vice President and General Counsel. Dr. Howard has been practicing law for more than 20 years.  Prior to joining Arbutus in March 2016, she was an intellectual property partner at Orrick Herrington & Sutcliffe LLP, or Orrick, where she co-chaired Orrick's life sciences practice focusing on patent infringement litigation.  Her practice also included trade secrets disputes and handling anti-counterfeiting matters in the pharmaceutical industry.  In addition to litigating in numerous federal district courts and California state courts, Dr. Howard has appeared before the U.S. Patent and Trademark Office in interference proceedings, arbitrated before numerous tribunals, and litigated before the U.S. International Trade Commission (ITC).  Dr. Howard also served as a deputy district attorney in the county of Santa Clara.  Dr. Howard has been listed as a "leading lawyer" in "PLC Which Lawyer" for her litigation successes in life sciences, and named to the Daily Journal's list of "Top 75 IP Litigators in California" in 2013.  Before law school, Dr. Howard was an NSF Plant Molecular Biology Postdoctoral Fellow at the CSIRO Division of Plant Industry in Canberra, Australia, and a Research Geneticist at the University of California, Berkeley. Dr. Howard obtained her doctorate with Dr. Elizabeth Blackburn (2009 Nobel Laureate, Physiology or Medicine). Dr. Howard holds a B.A. with honors from the University of California, Santa Barbara, a Ph.D. in Molecular Biology from the University of California, Berkeley, a J.D. from the University of California, Hastings College of the Law, and is a member of the United States Patent Bar.

Dr. Michael Abrams serves as our Managing Director of the business unit dedicated to our non-HBV assets. Prior to joining Arbutus, Dr. Abrams was Chief Innovation Officer and VP, Research and Development at CDRD Ventures Inc. Previously, Dr. Abrams was President and CEO of Inimex. He was the founding CEO of AnorMED, Inc. and led that company as President and CEO for ten years. AnorMED discovered and  developed  Mozobil,  a  drug  for  improving  stem  cell  mobilization  for  patients undergoing stem cell transplantation. Mozobil was approved by the FDA in 2008 and AnorMED was acquired by Genzyme Corp. in 2006 for $580M. Prior to AnorMED, Dr. Abrams was Manager Biomedical Research for Johnson Matthey, plc where he led the spin-off of the biomedical research group to form AnorMED. From 2009 to 2013, Dr. Abrams served as Board Chairman of Indel Therapeutics. Dr. Abrams has a Ph.D. in Chemistry from the Massachusetts Institute of Technology and a BA in Chemistry from Bowdoin College. In 2009 he was a corecipient of the Georg Charles de Hevesy Nuclear Pioneer Award from the Society of Nuclear Medicine for his work in the invention of the radiopharmaceutical, Cardiolite.

Item 1A. Risk Factors

Our business is subject to numerous risks. We caution you that the following important factors, among others, could cause our actual results to differ materially from those expressed in forward-looking statements made by us or on our behalf in filings with the SEC and Canadian securities regulators, press releases, communications with investors and oral statements. All statements other than statements relating to historical matters should be considered forward-looking statements. When used in this report, the words “believe,” “expect,” “plan,” “anticipate,” “estimate,” “predict,” “may” “could” “should,” “intend,” “will,” “target,” “goal” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these words. Any or all of our forward-looking statements in this annual report on Form 10-K and in any other public statements we make may turn out to be wrong. They can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties. Many factors mentioned in the discussion below will be important in determining future results. Consequently, no forward-looking statement can be guaranteed. Actual future results may vary materially from those anticipated in forward-looking statements. We explicitly disclaim any obligation to update any forward-looking statements to reflect events or circumstances that arise after the date hereof, unless required by law. You are advised, however, to consult any further disclosure we make in our reports filed with the SEC and Canadian securities regulators.

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

There is no known cure for HBV. Any compounds that we develop may not effectively address HBV persistence. Even if we are able to develop compounds that address one or more of these key factors, targeting these key factors has not been proven to cure HBV. We may be unable to acquire additional drug candidates on terms acceptable to us, or at all. Even if we are able to acquire or develop drug candidates that address one of these mechanisms of action in preclinical studies, we may not succeed in demonstrating safety and efficacy of the drug candidate in human clinical trials. If we are unable to identify suitable compounds for preclinical and clinical development, we will not succeed in realizing our goal of a cure for HBV.

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

We expect that we will depend in part on Alnylam, Spectrum, Dicerna, and Monsanto to provide revenue to fund our operations, especially in the near term. Furthermore, our strategy is to enter into various additional arrangements with corporate and academic collaborators, licensors, licensees and others for the research, development, clinical testing, manufacturing, marketing and commercialization of our products. We may be unable to continue to establish such collaborations, and any collaborative arrangements we do establish may be unsuccessful, or we may not receive milestone payments as anticipated.

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

We expect to spend substantial amounts to acquire additional drug candidates, to conduct further research and development and preclinical testing and clinical trials of our drug candidates, to seek regulatory approvals for our drug candidates and to launch and commercialize any drug candidates for which we receive regulatory approval. These expenditures will include costs associated with our and our subsidiary’s licensing agreements with Blumberg, or Drexel, and Cytos. Under the terms of these agreements, we are obligated to make significant cash payments upon the achievement of specified development, regulatory and sales performance milestones, as well as royalty payments in connection with the sale of licensed products, to our licensors.

We rely on third parties to conduct our clinical trials, and if they fail to fulfill their obligations, our development plans may be adversely affected.

We rely on independent clinical investigators, contract research organizations and other third-party service providers to assist us in managing, monitoring and otherwise carrying out our clinical trials. We have contracted with, and we plan to continue to contract with, certain third parties to provide certain services, including site selection, enrollment, monitoring and data management services. Although we depend heavily on these parties, we do not control them and therefore, we cannot be assured that these third parties will adequately perform all of their contractual obligations to us. If our third-party service providers cannot adequately fulfill their obligations to us on a timely and satisfactory basis or if the quality or accuracy of our clinical trial data is compromised due to failure to adhere to our protocols or regulatory requirements, or if such third parties otherwise fail to meet deadlines, our development plans may be delayed or terminated.

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

Within the next several years, substantial additional funds will be required to continue with the active development of our pipeline products and technologies. In particular, our funding needs may vary depending on a number of factors including:

•	revenues earned from our partners, including Alnylam, Acuitas, Spectrum, Monsanto, and Dicerna;

•	the extent to which we continue the development of our product candidates or form collaborative relationships to advance our products;

•	our decisions to in-license or acquire additional products or technology for development,

•	our ability to attract and retain corporate partners, and their effectiveness in carrying out the development and ultimate commercialization of our product candidates;

•	whether batches of drugs that we manufacture fail to meet specifications resulting in delays and investigational and remanufacturing costs;

•	the decisions, and the timing of decisions, made by health regulatory agencies regarding our technology and products;

•	competing technological and market developments; and

•	prosecuting and enforcing our patent claims and other intellectual property rights.

We will seek to obtain funding to maintain and advance our business from a variety of sources including public or private equity or debt financing, collaborative arrangements with pharmaceutical and biotechnology companies and government grants and contracts. There can be no assurance that funding will be available at all or on acceptable terms to permit further development of our products especially in light of the current difficult climate for investment in biotechnology companies.

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

With the exception of the year ended December 31, 2006 and December 31, 2012, we have incurred losses each fiscal year since inception until December 31, 2015 and have not received any revenues other than from research and development collaborations, license fees and milestone payments. From inception to December 31, 2015, we have an accumulated net deficit of $ 267.0 million. As we continue our research and development and clinical trials and seek regulatory approval for the sale of our product candidates, we do not expect to attain sustained profitability for the foreseeable future. We do not expect to achieve sustained profits until such time as strategic alliance payments, product sales and royalty payments, if any, generate sufficient revenues to fund our continuing operations. We cannot predict if we will ever achieve profitability and, if we do, we may not be able to remain consistently profitable or increase our profitability.

We are subject to risks associated with currency fluctuations, and changes in foreign currency exchange rates could impact our results of operations.

Prior to January 1, 2016, our functional currency was the Canadian dollar. On January 1, 2016, our functional currency changed from the Canadian dollar to the U.S. dollar based on our analysis of the changes in the primary economic environment in which we operate. As a result, changes in the exchange rate between the Canadian dollar and the U.S. dollar could materially impact our reported results of operations and distort period to period comparisons. In particular, to the extent that foreign currency-denominated (i.e., non-U.S. dollar) monetary assets do not equal the amount of our foreign currency denominated monetary liabilities, foreign currency gains or losses could arise and materially impact our financial statements. As a result of such foreign currency fluctuations, it could be more difficult to detect underlying trends in our business and results of operations. In addition, to the extent that fluctuations in currency exchange rates cause our results of operations to differ from our expectations or the expectations of our investors, the trading price of our common shares could be adversely affected.

From time to time, we may engage in exchange rate hedging activities in an effort to mitigate the impact of exchange rate fluctuations. Any hedging technique we implement may fail to be effective. If our hedging activities are not effective, changes in currency exchange rates may have a more significant impact on the trading price of our common shares.

Risks Related to Managing Our Operations

If we are unable to attract and retain qualified key management, scientific staff, consultants and advisors, our ability to implement our business plan may be adversely affected.

We depend upon our senior executive officers as well as key scientific, management and other personnel. The competition for qualified personnel in the biotechnology field is intense. We rely heavily on our ability to attract and retain qualified managerial, scientific and technical staff. The loss of the service of any of the members of our senior management, including Dr. Mark Murray, our President and Chief Executive Officer, may adversely affect our ability to develop our technology, add to our pipeline, advance our product candidates and manage our operations.

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

Additionally, our success will also depend on ability to continue to realize the benefits of our merger with OnCore, and Arbutus can offer no assurance that we will continue to realize benefits anticipated to result from the merger.

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

We have completed an independent audit of our internal control over financial reporting for our fiscal year ending December 31, 2015 and no material weaknesses have been identified. If our internal control over financial reporting is determined in the future to not be effective, whether by our management or by our independent auditors, there could be an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements, which could materially adversely affect our stock price and our ability to raise capital necessary to operate our business. In addition, we may be required to incur costs in improving our internal control system and hiring additional personnel.

We rely on and will incur additional expense in connection with our research collaboration with Blumberg.

In October 2014, Arbutus Inc. entered into an agreement with Blumberg under which Arbutus Inc.will provide annual funding for a three year period in the amount of $1.0 million per year and which is renewable for an additional three year period at our option, for Blumberg to conduct research projects in HBV and liver cancer pursuant to a research plan to be agreed upon by the parties. In exchange, Arbutus Inc.has the right to obtain an exclusive, royalty bearing, worldwide license to intellectual property generated by Blumberg in the course of the funded research and we believe that Blumberg’s HBV research platform will continue to be a source of potentially novel hepatitis B targets, drug candidates, assays and other HBV specific technologies. As a result, we are dependent, in part, upon the success of Blumberg in performing its responsibilities under this research collaboration. Blumberg may not cooperate with us or perform its obligations under the agreement. We cannot control the amount and timing of Blumberg’s resources that will be devoted to research and development activities related to our research collaboration. Further, development costs associated with our research projects may be difficult to anticipate and exceed our expectations. If funding is unable to continue to financially support the collaboration, if we do not obtain exclusive licenses from Blumberg to the resulting intellectual property, or if we fails to comply with our obligations under those license agreements, its development efforts may be materially harmed.

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

The product candidates we currently have under development will require significant development, preclinical and clinical testing and investment of significant funds before their commercialization.  Some of our product candidates, if approved, will require the completion of post-market studies. There can be no assurance that such products will be developed. The process of completing clinical testing and obtaining required approvals is likely to take a number of years and require the use of substantial resources. If we fail to obtain regulatory approvals, our operations will be adversely affected. Further, there can be no assurance that product candidates employing a new technology will be shown to be safe and effective in clinical trials or receive applicable regulatory approvals.

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

Our business depends, in part, on our ability to use the technology that we have licensed or will in the future license from third parties, including Blumberg, and Cytos, and, if these licenses were terminated or if we were unable to license additional technology we may need in the future, our business will be adversely affected.

We have licensed certain of our intellectual property from Blumberg and Cytos. Our current technology licenses are critical to our business and we expect to enter into additional licenses in the future.  If we fail to comply with our obligations under these agreements or any future license agreements, we are subject to a bankruptcy, or if we grant a sublicense in the future and our sublicense does not comply with our obligations under these agreements or becomes subject to a bankruptcy, the licensor may have the right to terminate the license, in which event we would not be able to develop or market products covered by the license or may face other penalties under the agreements, which would have a materially adverse effect on our business. In addition, applicable laws involving bankruptcy or similar proceeding by licensors in some jurisdictions outside the United States may provide the trustee or receiver in such proceeding with the right to set aside or otherwise terminate or seek to modify the license. Any termination of these agreements or reduction or elimination of our rights under these agreements may result in our having to negotiate new or amended agreements with less favorable terms, or cause us to lose our rights under these agreements, including our rights to important intellectual property and technologies that form the basis of our technology, which may then be in licensed by one or more of our competitors.

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

We have licensed critical portions of our intellectual property from Blumberg and Drexel, and are subject to significant obligations under those license agreements.

The rights we hold under our license agreements with Blumberg and Drexel are are important to our business. Our discovery and development platform is built, in part, around patents exclusively in licensed from these parties. For example, the elimination of cccDNA is the most critical element in our combination strategy to cure HBV, and the cccDNA formation inhibitor program is in licensed from Blumberg and Drexel.

We have licenses with Blumberg and Drexel, both directly and through its acquisition of Enantigen, that grant us the exclusive (except in some cases as to know how that is not unique or specific to the licensed products or compound series, which are non-exclusive and subject to retained rights for non-commercial research use), worldwide license to make, have made, use, import, offer for sale and sell products incorporating one or more licensed compounds, which include cccDNA inhibitors, capsid assembly inhibitors, inhibitors of secretion of HBV antigens and hepatocellular carcinoma inhibitors, either for general use in humans or for use in the field of HBV research, diagnosis and treatment. Our license with Cytos grants us the exclusive, worldwide, sub licensable (subject to certain restrictions with respect to licensed viral infections other than hepatitis) license, under patents and know-how controlled by Cytos, to research, develop, manufacture and commercialize, for the diagnosis, treatment or prevention of hepatitis viruses in humans, licensed products that incorporate Q beta-derived virus-like particles that are filled with TLR9, TLR7 or RIG-I agonists.

Under our agreements with Blumberg, Drexel and Cytos, we are subject to significant obligations, including diligence obligations with respect to development and commercialization activities, payment obligations upon achievement of certain milestones and royalties on product sales, as well as other material obligations. Under our direct agreement with Blumberg and Drexel, we agreed to pay up to $3.5 million in development and regulatory milestones per licensed compound series, up to $92.5 million in sales performance milestones per licensed product, and royalties in the mid-single digits in connection with the sale of licensed products. Under each of the three license agreements that our subsidiary, Enantigen, has with Blumberg and Drexel, we are obligated to pay up to $500,000 in development and regulatory milestones per licensed product and royalties in the low single digits in connection with the sale of licensed products. Under our agreement with Cytos, we agreed to pay up to $67 million upon the achievement of specified development and regulatory milestones for hepatitis and each additional licensed viral infection, in each case for each of the six licensed compound series, up to $110 million upon the achievement of specified sales performance milestones, and tiered royalty payments at a royalty rate in the high-single to low double digits, based upon net sales of licensed products. If these payments become due under the terms of the agreements, we may be negatively affected.

If there is any conflict, dispute, disagreement or issue of non-performance between us and Blumberg, Drexel, or Cytos regarding our rights or obligations under these license agreements, including any conflict, dispute or disagreement arising from our failure to satisfy diligence or payment obligations under such agreements, Blumberg and Drexel or Cytos, as applicable, may have a right to terminate the license. The loss of any of these license agreements could materially and adversely affect our ability to use intellectual property that is critical to our drug discovery and development efforts, as well as its ability to enter into future collaboration, licensing and/or marketing agreements for one or more affected drug candidates or development programs.

Some of our licensors have retained rights to develop and commercialize certain of our drug candidates to treat diseases other than HBV and, as a result, our development and commercialization efforts may be negatively affected.

Our license agreements provide us with the rights to develop and commercialize our drug candidates for HBV; however, some of our licensors have retained rights to develop and commercialize certain of its drug candidates to treat diseases other than HBV, and to license those rights to other third parties. For example, Cytos has retained all rights with respect to development of the licensed products for influenza, all non-viral infections and certain viral infections other than hepatitis.

If we obtain regulatory approval for our TLR9 agonist for HBV and Cytos obtains regulatory approval for a drug candidate that has the same active ingredient as our TLR9 agonist for another indication, and if each is available outside of a combination therapy, physicians may prescribe the Cytos drug, instead of our drug, to patients with HBV if, for example, the cost of the Cytos drug is less than our drug. In this case, we would not be receiving any payments on the account of such sales and our revenue would be adversely affected.

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

As a significant unmet medical need exists for HBV, there are several large and small pharmaceutical companies focused on delivering therapeutics for treatment of HBV. These companies include Johnson and Johnson, Gilead Sciences, Roche Holding AG, Arrowhead Research, GlaxoSmithKline/Ionis Pharmaceuticals, Alnylam Pharmaceuticals, Assembly Biosciences, Bristol-Myers Squibb, Spring Bank Pharmaceuticals, Replicor, and ContraVir Pharmaceuticals. Further, it is likely that additional drugs will become available in the future for the treatment of HBV.

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

Arbutus, and some of its subsidiaries, are incorporated under the laws of the Province of British Columbia and the majority of Arbutus' assets are located outside the United States. While we have appointed National Registered Agents, Inc. as our agent for service of process to effect service of process within the United States upon us, it may not be possible for you to enforce against us or those persons in the United States, judgments obtained in U.S. courts based upon the civil liability provisions of the U.S. federal securities laws or other laws of the United States. In addition, there is doubt as to whether original action could be brought in Canada against us or our directors or officers based solely upon U.S. federal or state securities laws and as to the enforceability in Canadian courts of judgments of U.S. courts obtained in actions based upon the civil liability provisions of U.S. federal or state securities laws.

If we are deemed to be a “passive foreign investment company” for the current or any future taxable year, investors who are subject to United States federal taxation would likely suffer materially adverse U.S. federal income tax consequences.

We generally will be a “passive foreign investment company” under the meaning of Section 1297 of the U.S. Internal Revenue Code of 1986, as amended (the “Code”), (a “PFIC”) if (a) 75% or more of our gross income is “passive income” (generally, dividends, interest, rents, royalties, and gains from the disposition of assets producing passive income) in any taxable year, or (b) if at least 50% or more of the quarterly average value of our assets produce, or are held for the production of, passive income in any taxable year. A shareholder who is a U.S. person (as such term is defined under applicable U.S. legislation) should be aware that we believe that we were a PFIC during one or more prior taxable years.  We have not yet made a determination as to whether we were a PFIC in respect of our taxable year ended December 31, 2015.  If we are a PFIC for any taxable year during which a U.S. person holds our Common Shares, it would likely result in materially adverse U.S. federal income tax consequences for such U.S. person, including, but not limited to, any gain from the sale of our Common Shares would be taxed as ordinary income, as opposed to capital gain, and such gain and certain distributions on our Common Shares would be subject to an interest charge, except in certain circumstances. It may be possible for U.S. persons to fully or partially mitigate such tax consequences by making a “qualifying electing fund election,” as defined in the Code (a “QEF Election”), but there is no assurance that we will provide such persons with the information that we are required to provide to them in order to assist them in making a QEF Election.  In addition, U.S. persons that hold Common Shares issuable upon exercise of warrants are generally not eligible to make certain elections available under the Code that are intended to mitigate the adverse tax consequences of PFIC rules with respect to such warrant shares unless such holders also elect to make a deemed taxable sale of their warrant shares. The PFIC rules are extremely complex.

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

As of February 29, 2016, executive officers, directors, five percent or greater shareholders, and their respective affiliated entities of the Arbutus beneficially own, in the aggregate, approximately 38% of Arbutus' outstanding common shares. As a result, these shareholders, acting together, have significant influence over most matters that require approval by Arbutus' shareholders, including the election of directors and approval of significant corporate transactions. Corporate actions might be taken even if other shareholders oppose them. This concentration of ownership might also have the effect of delaying or preventing a corporate transaction that other shareholders may view as beneficial.

If securities analysts do not publish research or reports about the business of Arbutus, or if they publish negative evaluations, the price of Arbutus' Common Shares could decline.

The trading market for the Arbutus Common Shares may be impacted by the availability or lack of research and reports that third-party industry or financial analysts publish about Arbutus. There are many large, publicly traded companies active in the biopharmaceutical industry, which may mean it will be less likely that Arbutus receives widespread analyst coverage. Furthermore, if one or more of the analysts who do cover Arbutus downgrade its stock, its stock price would likely decline. If Arbutus does not receive adequate coverage by reputable analysts that have an understanding of Arbutus' business and industry, it could fail to achieve visibility in the market, which in turn could cause its stock price to decline.

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

Our U.S. Office is located at 3805 Old Easton Road, Doylestown, PA 18902, in an approximately 2,600 square feet of leased office space.

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

Alnylam Pharmaceuticals Inc.

On June 21, 2013, we transferred manufacturing process technology to Ascletis Pharmaceuticals (Hangzhou) Co., Ltd. (“Ascletis”) to enable them to produce ALN-VSP, a product candidate licensed to them by Alnylam Pharmaceuticals Inc., or Alnylam. We believed that under a licensing agreement with Alnylam, the technology transfer to Ascletis triggered a $5 million milestone obligation from Alnylam to Arbutus. However, Alnylam demanded a declaration that we had not yet met our milestone obligations. We disputed Alnylam’s position. To remedy this dispute, the parties commenced arbitration proceedings, as provided for under the agreement.  In addition to seeking a declaration that we had met our obligations under the agreement, we have also stated a claim for breach of contract, breach of the implied covenant of good faith and fair dealing, and fraud.  The arbitration proceeding with Alnylam has concluded resulting in no milestone payment to Arbutus.

University of British Columbia

Certain early work on lipid nanoparticle delivery systems and related inventions was undertaken at the University of British Columbia (UBC). These inventions are licensed to us by UBC under a license agreement, initially entered in 1998 as amended in 2001, 2006 and 2007. We have granted sublicenses under the UBC license to Alnylam as well as to Talon.  Alnylam has in turn sublicensed back to us under the licensed UBC patents for discovery, development and commercialization of RNAi products. In mid-2009, we and our subsidiary Protiva entered into a supplemental agreement with UBC, Alnylam and Acuitas Technologies, Inc., in relation to a separate research collaboration to be conducted among UBC, Alnylam and Acuitas to which we have license rights. The settlement agreement signed in late 2012 to resolve the litigation among Alnylam, Acuitas, Arbutus and Protiva provided for the effective termination of all obligations under such supplemental agreement as between and among all litigants.

On November 10, 2014, the University of British Columbia filed a demand for arbitration against us, BCICAC File No.: DCA-1623.  We received UBC’s Statement of Claims on January 16, 2015.  In its Statement of Claims, UBC alleges that it is entitled to $3.5 million in allegedly unpaid royalties based on publicly available information, and an unspecified amount based on non-public information.  UBC also seeks interest and costs, including legal fees. We dispute UBC’s allegation.  No dates have been scheduled for this arbitration.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common shares trade on the NASDAQ Global Market under the symbol "ABUS" following our Company name change to Arbutus Biopharma Corporation on July 31, 2015. Since November 15, 2010, our common shares traded on the NASDAQ Global Market under the symbol “TKMR”. Our common shares previously traded on the Toronto Stock Exchange (TSX) in Canada under the symbol “TKM”, but were voluntarily delisted from as of March 3, 2015. As at February 29, 2016, there were 130 registered holders of common shares and 54,625,703 common shares issued and outstanding. The following table shows the progression in the high and low trading prices of our common shares on the NASDAQ Global Market and the TSX for the periods listed:

	NASDAQ High (US$)	NASDAQ Low (US$)	TSX High (C$)	TSX Low (C$)
Year Ended:
December 31, 2015(1)	$26.73	$4.25	$33.76	$17.05
December 31, 2014	$31.48	$7.65	$34.66	$8.14
Quarter Ended:
December 31, 2015	$6.74	$4.25	N/A	N/A
September 30, 2015	$12.46	$5.75	N/A	N/A
June 30, 2015	$19.61	$11.50	N/A	N/A
March 31, 2015(1)	$26.73	$14.50	$33.76	$17.05
December 31, 2014	$29.93	$12.54	$33.69	$14.37
September 30, 2014	$26.05	$8.86	$28.56	$9.55
June 30, 2014	$24.47	$10.20	$26.99	$11.08
March 31, 2014	$31.48	$7.65	$34.66	$8.14
Month Ended:
February 29, 2016	$3.29	$2.72	N/A	N/A
January 31, 2016	$4.71	$3.12	N/A	N/A

Notes:

(1)
Our common shares were voluntarily delisted from the Toronto Stock Exchange (TSX) as of the close of business on Tuesday, March 3, 2015. High and low trading prices above are for the period January 1, 2015 to March 2, 2015.

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

The following graph compares the cumulative shareholder return on an investment of US$100 in the Common Shares of the Company on the NASDAQ from December 31, 2010, with a cumulative total shareholder return on the NASDAQ Composite and NASDAQ Biotechnology Indices.

 Geographic Breakdown of Shareholders

 As of February 29, 2016, our shareholder register indicates that our common shares are held as follows:

Location	Number of Shares	Percentage of Total Shares	Number of Registered Shareholders of Record
Canada	16,009,721	29.3%	99
United States	22,601,758	41.4%	27
Other	16,014,224	29.3%	4
Total	54,625,703	100%	130

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

Item 6. Selected Consolidated Financial Data

The following table presents selected financial data derived from Arbutus' audited consolidated financial statements for each of the five years for the period ending December 31, 2015. You should read this information in conjunction with our financial statements for the periods presented, as well as Item 1 “ Business ” and Item 7 “ Management’s Discussion and Analysis of Financial Condition and Results of Operations ” included elsewhere in this Annual Report.  Historical results are not necessarily indicative of future results.

Summary Financial Information
Under U.S. GAAP (in thousands of US dollars, except per share amounts)

	Year Ended December 31,
	2015	2014	2013	2012	2011
	$	$	$	$	$
Operating Data
Revenue	24,873	14,953	15,465	14,105	16,812
Expenses	127,195	48,387	27,617	27,050	27,505
Loss from operations	(102,322)	(33,434)	(12,152)	(12,945)	(10,694)
Net income (loss)	(77,306)	(38,837)	(14,063)	29,611	(10,083)
Weighted average number of common shares—basic (1)	45,462	21,603	15,303	13,728	11,319
Weighted average number of common shares—diluted (1)	45,462	21,603	15,303	14,321	11,319
Income (loss) per common share—basic	(1.34)	(1.80)	(0.92)	2.16	(0.89)
Income (loss) per common share—diluted	(1.34)	(1.80)	(0.92)	2.07	(0.89)
Balance Sheet Data
Total current assets	183,882	116,418	70,343	51,243	11,594
Total assets	712,291	118,178	71,716	52,595	13,758
Total liabilities	164,612	30,143	12,522	11,676	8,531
Share capital	864,446	316,212	242,045	206,572	200,965
Total stockholders’ equity	547,679	88,035	59,194	40,919	5,227
Number of shares outstanding	54,570,691	22,438,169	19,049,000	14,305,000	12,149,000

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Change in Functional Currency

Prior to January 1, 2016, our functional currency was the Canadian dollar. As such, all dollar amounts in this MD&A related to periods prior to and including the year-ended December 31, 2015 are presented in U.S. dollars with the functional currency as the Canadian dollar. On January 1, 2016, our functional currency changed from the Canadian dollar to the U.S. dollar based on our analysis of changes in the primary economic environment in which we operate. The change in functional currency is accounted for prospectively from January 1, 2016 and financial statements prior to and including the year-ended December 31, 2015 will not be restated for the change in functional currency. Past translation gains and losses from the application of the U.S. dollar as the reporting currency while the Canadian dollar was the functional currency are included as part of cumulative currency translation adjustment, which is reported as a component of shareholder's equity under accumulated other comprehensive loss.

OVERVIEW

Arbutus is a publicly traded industry-leading therapeutic solutions company focused on discovering, developing and commercializing a cure for patients suffering from chronic Hepatitis B Virus (HBV) infection, which leads to serious liver disease.  Our pipeline is focused on finding a cure for chronic HBV infection. This HBV pipeline consists of multiple drug candidates, with complementary mechanisms of action, which we expect to use in combination to effect patient benefit.

HBV represents a significant unmet medical need and is the cause of the most common serious liver infection in the world. The World Health Organization estimates that 350 million people worldwide are chronically infected, and other estimates suggest this could include approximately 2 million people in the United States (Kowdley et al., 2012). Individuals chronically infected with HBV are at an increased risk of developing significant liver disease, including cirrhosis, or permanent scarring of the liver, as well as liver failure and hepatocellular carcinoma (HCC) or liver cancer. According to the Hepatitis B Foundation, HBV is the cause of up to 80% of liver cancers. Individuals with liver cancer typically have a five-year survival rate of only 15%. The WHO estimates that more than 780,000 people die every year due to the consequences of hepatitis B virus disease.

Given the complex biology of HBV, we believe combination therapies are the key to HBV treatment and a potential cure, and development can be accelerated when multiple components of a combination therapy regimen are controlled by the same company.

HBV Focused Product Pipeline

We have a pipeline focused on finding a cure for chronic HBV infection, with the objective of developing a combination of products that intervene at different points in the viral life cycle. Given our strong scientific and research capabilities in-house, we are able to conduct preclinical combination studies to evaluate combinations of our proprietary pipeline candidates. Once compounds within the portfolio with sufficient activity have been identified, we intend, subject to discussions with regulatory authorities, to evaluate combinations of two or more drug candidates in cohorts of patients with chronic HBV infection. We expect to use these results to adaptively design additional treatment regimens for the next cohorts. We also plan to evaluate different treatment durations to determine the optimal finite duration of therapy. We plan to continue this iterative process until we select combination therapy regimens and treatment durations to conduct Phase III clinical trials intended to ultimately support regulatory filings for marketing approval.

We intend to continue to expand our HBV pipeline through internal development, acquisitions and in-licenses. We also have a research collaboration agreement with The Baruch S. Blumberg Institute that provides exclusive rights to in-license any intellectual property generated through the collaboration.

RNAi (ARB-1467 & ARB-1740)

The development of RNAi drugs allows for a completely novel approach to treating disease, which is why RNAi is considered one of the most promising and rapidly advancing frontiers in drug discovery. While there are no RNAi therapeutics approved for commercial use, there are a number of RNAi products currently in human clinical trials. RNAi products are broadly applicable as they can eliminate the production of disease-causing proteins from cells, creating opportunities for therapeutic intervention that have not been achievable with conventional drugs. Our extensive experience in antiviral drug development has been applied to our RNAi program to develop therapeutics for chronic hepatitis B infection. Small molecule nucleotide therapy has been the standard of care for chronic HBV infected patients. However, many of these patients continue to express a viral protein called HBV surface antigen (HBsAg). This protein causes inflammation in the liver leading to cirrhosis and, in some cases, HCC and death.

Our lead RNAi HBV candidate, ARB-1467 (formerly TKM-HBV), is designed to eliminate HBsAg expression in patients chronically infected with HBV. Reducing HBsAg is thought to be a key prerequisite to enable a patient’s immune system to raise an adequate immune response against the virus. The ability of ARB-1467 to inhibit numerous viral elements in addition to HBsAg increases the likelihood of affecting the viral infection. ARB-1467 is being developed as a multi-component RNAi therapeutic that simultaneously targets three sites on the HBV genome, including the HBsAg coding region. Targeting three distinct and highly conserved sites on the HBV genome is intended to facilitate potent knockdown of all viral mRNA transcripts and viral antigens across a broad range of HBV genotypes and reduce the risk of developing antiviral resistance.

ARB-1467 results in potent and rapid reduction in HBsAg in several preclinical models. In these models, ARB-1467 treatment resulted in reductions in both intrahepatic and serum HBsAg, as well as reductions in HBV DNA, cccDNA, Hepatitis B e antigen (HBeAg) and HBcAg (Hepatitis B c antigen). A rapid 1 log reduction in serum HBsAg was achieved with a single 1 mg/kg dose of ARB-1467 in the humanized mouse model. 1-2 log viral reductions from similar single-dose LNP treatments in two other true-infection animal models were also demonstrated. Preclinical studies conducted on infected primary human hepatocytes showed that ARB-1467 had robust and consistent activity against different viral strains representing the major clinical genotypes A, B, C and D. Our data shows that inclusion of three RNAi triggers results in a more broadly effective knockdown of hepatitis B viral elements than a single trigger alone. The mode of action of ARB-1467 complements standard of care nucleoside/nucleotide (NUC) therapy, and lack of drug antagonism has been demonstrated with entecavir, lamivudine and tenofovir on infected primary human hepatocytes, making combination therapy a viable option.

ARB-1467 was evaluated in a Phase I Single Ascending Dose trial. The Phase I clinical trial is a randomized, single-blind, placebo-controlled study, involving single ascending doses of ARB-1467 and ARB-1468. The study is assessing the safety, tolerability and pharmacokinetics of intravenous administration of the product in healthy adult subjects. In order to enable maximum dose escalation, steroid premedication was added to the Phase I protocol. No dose limiting toxicities were seen with either formulation through 0.4mg/kg, the highest dose tested in Phase I. At this time, a maximum tolerated dose has not been reached and the protocol has been amended to allow evaluation of higher doses.

The Phase II study evaluates two dose levels of ARB-1467 administered as three monthly doses in chronic HBV infected patients who are on stable background nucleot(s)ide analog therapy. Eight subjects will be enrolled in each of the two dose cohorts with six subjects receiving ARB-1467, and two receiving placebo. The ARB-1467 Phase II multi-dosing study has been initiated and single dose and multi-dose HBsAg reduction data are expected in the second half of 2016.

While we are focused on development of our lead HBV product candidates, we believe in continuous innovation and will incorporate technological and product design advancements that may result in an improvement in safety and/or efficacy. An example of this is our follow-on RNAi HBV candidate, ARB-1740. ARB-1740 is more potent than ARB-1467 in preclinical studies and has the potential to be effective at lower clinical doses than ARB-1467. ARB-1740 employs the same LNP formulation as ARB-1467 (with a different set of three RNAi triggers). We plan to file an IND (or equivalent filing) for ARB-1740 in the second half of 2016.

cccDNA Formation Inhibitors

We are developing small molecule cccDNA formation inhibitors. The inhibition of cccDNA formation is expected to reduce the amount of cccDNA in the infected liver by blocking the formation of new cccDNA. We acquired the exclusive, worldwide rights to this program through an in-license from the Blumberg Institute. We have made significant progress with the discovery of potent and small molecule cccDNA formation inhibitors. As presented at the 2015 International Meeting on Molecular Biology of Hepatitis B Viruses in October 2015, our cccDNA formation inhibitors demonstrate synergy with approved nucleot(s)ide analogs in preclinical models, which could lead to faster declines in cccDNA levels in patients than is seen with nucleot(s)ide analogs alone. We plan to file an IND (or equivalent filing) for our lead cccDNA formation inhibitor in the second half of 2016.

Core Protein/ Capsid Assembly Inhibitors

HBV core protein, or capsid, is required for viral replication and core protein may have additional roles in cccDNA function. Current nucleot(s)side analog therapy significantly reduces serum HBV DNA levels in the serum but significant HBV replication continues in the liver, thereby enabling HBV infection to persist. Effective therapy for patients requires new agents which will effectively block viral replication. We are developing core protein inhibitors (also known as capsid assembly inhibitors) as oral therapeutics for the treatment of chronic HBV infection. By inhibiting assembly of the viral capsid, the ability of hepatitis B virus to replicate is impaired, resulting in reduced cccDNA. We acquired exclusive, worldwide rights to these drug candidates through an in-license from Blumberg and Drexel University, or Drexel, and through Arbutus Inc.’s acquisition of Enantigen Therapeutics, Inc. (Enantigen). We plan to file an IND (or equivalent filing) for our lead candidate in the second half of 2016.

TLR9 Agonist (ARB-1598)

Immune stimulation by toll-like receptor (TLR) agonists may overcome the immunologic blocks that allow chronic HBV persistence, including direct activation of the host’s innate antiviral response. Licensed from Cytos Biotechnology Ltd., (“Cytos”), ARB-1598 (formerly CYT003) is a biological carrier which is filled with the immunostimulatory oligonucleotide called G10, a TLR-9 agonist. ARB-1598 has been shown to directly activate B cells and stimulates human plasmacytoid dendritic cells to secrete Interferon alpha, and has previously been utilized in human trials in other indications. ARB-1598 also activates other antigen presenting cells indirectly and promotes the development of TH1 type cytokine response, which is thought to be potentially beneficial in promoting anti-HBV T cell immunity. ARB-1598 is undergoing preclinical evaluation to establish its utility for HBV, and if there is a clear support for this application, we plan to initiate clinical development of ARB-1598 in chronically infected HBV patients in 2016.

Other Research Programs

Surface Antigen Secretion Inhibitors

We are developing multiple small molecule orally bioavailable inhibitors of HBV surface antigen production and secretion. By inhibiting the production and secretion of HBV surface antigen from infected cells, we expect that the immune response of patients treated with this therapy can reengage and thereby mount a more credible response to a hepatitis B virus infection.

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

STING Agonists

We are developing stimulator of interferon genes (STING) agonists. By activating interferon genes, we anticipate that the body can produce additional interferon alpha and beta, which have antiviral properties. Our development program, which is currently in the discovery research stage, is based on proof of concept data in mice generated by Blumberg which showed that STING agonists can elicit an antiviral response and inhibit HBV replication in mouse liver cells. In collaboration with Blumberg, our plan is to identify potent, orally active small molecule human STING agonists that possess the desired characteristics to progress into human clinical studies.

Cyclophilin Inhibitor (OCB-030)

We licensed from NeuroVive Pharmaceutical AB, or (“NeuroVive”), the exclusive rights to develop and commercialize cyclophilin inhibitor drug candidates, including OCB-030, for the treatment of hepatitis B. After extensive preclinical evaluation of OCB-030 and other competitive cyclophilin inhibitors against HBV, we have concluded that cellular cyclophillins do not play a role in HBV chronic infection and further development of OCB-030 is unwarranted. As a result, we made the decision in October 2015 to discontinue the development of OCB-030 and have suspended our interest in the cyclophilin inhibitor class.

Our Proprietary Delivery Technology

Development of RNAi therapeutic products is currently limited by the instability of the RNAi trigger molecules in the bloodstream and the inability of these molecules to access target cells or tissues following administration. Delivery technology is necessary to protect these drugs in the bloodstream to allow efficient delivery and cellular uptake by the target cells. Arbutus has developed a proprietary delivery platform called Lipid Nanoparticle (LNP). The broad applicability of this platform to RNAi develoment has established Arbutus as a leader in this new area of innovative medicine.

Our proprietary LNP delivery technology allows for the successful encapsulation of RNAi trigger molecules in LNP administered intravenously, which travel through the bloodstream to target tissues or disease sites. LNPs are designed to protect the triggers, and stay in the circulation long enough to accumulate at disease sites, such as the liver or cancerous tumors. LNPs are then taken up into the target cells by a process called endocytosis. Subsequent activation by the changing environment inside the cell causes the LNP to release the trigger molecules, which can then successfully mediate RNAi.

Ongoing Advancements in LNP Technology

Our LNP technology represents the most widely adopted delivery technology in RNAi, which has enabled several clinical trials and has been administered to hundreds of human subjects. Because LNP can enable a wide variety of nucleic acid triggers, including mRNA, we continue to see new product development and partnering opportunities based on our industry-leading delivery expertise and intellectual property. We presented preclinical data in October 2013 at the International mRNA Health Conference in Tubingen, Germany, and in February 2014 at the AsiaTIDES Conference in Toyko, Japan. This data demonstrated that mRNA encapsulated and delivered using our proprietary LNP technology can be effectively delivered and expressed in the liver in tumors and other specific tissues of therapeutic interest.

Arbutus continues to explore opportunities to generate value from its LNP platform technology, which is well suited to deliver therapies based on RNAi, mRNA, gene editing, as well as other technologies.

Suspended Non-HBV RNAi Assets

Our intent is to focus our efforts on discovering, developing and commercializing a cure for patients suffering from chronic HBV infection. As such, pending completion of ongoing studies associated with TKM-PLK1, we have suspended further development of our non-HBV assets and are exploring different strategic options to maximize the value of these assets. Our non-HBV assets include our LNP-based product candidates TKM-PLK for oncology, TKM-Ebola and TKM-Marburg for hemorrhagic fever viruses, TKM-HTG for metabolic disorders, and TKM-ADLH for severe alcohol use disorder. Additional information on these programs can be found in Part I, Item 1, “— Business-Suspended Non-HBV RNAi Assets,” of this annual report on Form 10-K.

Partner Programs

Patisiran (ALN-TTR02)

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

In July 2015, Alnylam announced initiation of a Phase III open label OLE study with patisiran (APOLLO-OLE) to evaluate the long-term safety and tolerability of patisiran in ATTR amyloidosis patients with FAP who were previously enrolled in the APOLLO Phase III study. In September 2015, Alnylam reported evidence of reduced pathogenic, misfolded TTR monomers and oligomers in TTR-mediated amyloidosis patients with FAP, and in November 2015 it reported that patisiran demonstrates continued evidence for potential halting of neuropathy progression and improvement in nerve fiber density in patients with FAP. New Drug Application filing for this program is expected in 2017. The patisiran program represents the most clinically advanced application of our LNP delivery technology. Furthermore, Alnylam’s results demonstrate that multi-dosing with our LNP has been well-tolerated with treatments out to 21 months.

Marqibo®

Marqibo®, originally developed by Arbutus, is a novel, sphingomyelin/cholesterol liposome-encapsulated formulation of the FDA-approved anticancer drug vincristine. Marqibo’s approved indication is for the treatment of adult patients with Philadelphia chromosome-negative acute lymphoblastic leukemia (Ph-ALL) in second or greater relapse or whose disease has progressed following two or more lines of anti-leukemia therapy. Our licensee, Spectrum Pharmaceuticals, Inc. (Spectrum), launched Marqibo through its existing hematology sales force in the United States. We are entitled to mid-single digit royalty payments based on Marqibo’s commercial sales. Spectrum has ongoing trials evaluating Marqibo in three additional indications, which are: first line use in patients with Philadelphia Negative Acute Lymphoblastic Leukemia (Ph-ALL), Pediatric ALL and Non-Hodgkin’s lymphoma.

DCR-PH1

In November 2014, we signed a licensing and collaboration agreement with Dicerna Pharmaceuticals, Inc. to utilize our LNP delivery technology exclusively in Dicerna's primary hyperoxaluria type 1 (PH1) development program. Dicerna will use our third generation LNP technology for delivery of DCR-PH1, Dicerna's product incorporating its Dicer substrate RNA (DsiRNA) molecule, for the treatment of PH1, a rare, inherited liver disorder that often results in kidney failure and for which there are no approved therapies. In December 2015, Dicerna announced initiation of dosing in healthy volunteers with plans to initiate the Phase I clinical trial in patients with PH1 in 2016.

Strategic Alliances, Licensing Agreements, and Research Collaborations

Alnylam Pharmaceuticals, Inc.

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

Our licensing agreement with Alnylam grants us IP rights for the development and commercialization of RNAi therapeutics for specified targets. In consideration for these three exclusive and 10 non-exclusive licenses, we have agreed to pay single-digit royalties to Alnylam on product sales, with milestone obligations of up to $8.5 million on the non-exclusive licenses and no milestone obligations on the three exclusive licenses. Alnylam has also pursued two other LNP-based products through clinical development: ALN-VSP (liver cancer), and ALN-PCS02 (hypercholesterolemia). Alnylam will pay Arbutus low single digit royalties based on commercial sales of Alnylam’s LNP-enabled products.

We have entered an arbitration proceeding with Alnylam, as provided for under our licensing agreement, to resolve a matter related to a disputed $5 million milestone payment to Arbutus from Alnylam related to its ALN-VSP product. The arbitration proceeding with Alnylam has concluded resulting in no milestone payment to Arbutus.

Acuitas Therapeutics Inc.

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

Dicerna Pharmaceuticals, Inc.

In November 2014, we signed a licensing agreement and a development and supply agreement with Dicerna to license our LNP delivery technology for exclusive use in Dicerna's PH1 development program. Dicerna will use Arbutus’ third generation LNP technology for delivery of DCR-PH1, Dicerna's product incorporates its DsiRNA molecule, for the treatment of PH1, a rare, inherited liver disorder that often results in kidney failure and for which there are no approved therapies. Under the agreements, Dicerna paid Arbutus $2.5 million upfront and will potentially make payments of $22 million in aggregate development milestones, plus a mid-single-digit royalty on future PH1 sales. This partnership also includes a supply agreement under which we will provide clinical drug supply and regulatory support for the rapid advancement of this product candidate.

Monsanto Company

In January 2014, we signed an Option Agreement and a Service Agreement with Monsanto, and granted Monsanto an option to obtain a license to use our proprietary LNP delivery technology. The transaction supports the application of LNP technology and related IP for use in agriculture. The potential value of the transaction could reach $86.2 million following the successful completion of milestones. In January 2014, we received $14.5 million of the $17.5 million in near term payments. We received additional payments of $1.5 million each in June 2014 and October 2014 following the achievement of specific program objectives. In May 2015, the arrangement was amended to extend the option period by approximately five months and we received $1.8 million R&D payment for the extension period. As of December 31, 2015, we have received $19.3 million.

Following the completion of the Phase A extension period in October 2015, no further research activities were conducted under the arrangement, as Monsanto did not elect to proceed to Phase B of the research plan.

On March 4, 2016, Monsanto exercised its option to acquire 100% of the outstanding shares of PADCo, and will pay Arbutus an exercise fee of $1 million. As a result, PADCo is no longer an indirect wholly owned subsidiary of us. In connection with Monsanto’s exercise of its option, on March 4, 2016, we entered into an amended Option Agreement. We also entered into an amended Service Agreement on March 4, 2016 to give effect to the grant back to Protiva of new intellectual property created by Monsanto in connection with the exercise of its option. In addition, we entered into an amended License and Services Agreement to recognize Monsanto’s early exercise of option before Protiva’a completion of Phases B and C, and introduce a new Technology Transfer Completion Criteria through the amended Option Agreement. Each of the amended Option Agreement, amended License and Services Agreement and amendment to the Service Agreement have been filed as Exhibits to this annual report on Form 10-K.

Spectrum Pharmaceuticals, Inc.

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

University of British Columbia

Certain early work on lipid nanoparticle delivery systems and related inventions was undertaken at the University ofBritish Columbia (UBC). These inventions are licensed to us by UBC under a license agreement, initially entered in 1998 as amended in 2001, 2006 and 2007. We have granted sublicenses under the UBC license to Alnylam as well as to Talon. Alnylam has in turn sublicensed back to us under the licensed UBC patents for discovery, development and commercialization of RNAi products. In mid-2009, we and our subsidiary Protiva entered into a supplemental agreement with UBC, Alnylam and Acuitas Technologies, Inc., in relation to a separate research collaboration to be conducted among UBC, Alnylam and Acuitas to which we have license rights. The settlement agreement signed in late 2012 to resolve the litigation among Alnylam, Acuitas, Arbutus and Protiva provided for the effective termination of all obligations under such supplemental agreement as between and among all litigants.On November 10, 2014, the University of British Columbia filed a demand for arbitration against Arbutus Biopharma Corp., BCICAC File No.: DCA-1623. We received UBC’s Statement of Claims on January 16, 2015. In its Statement of Claims, UBC alleges that it is entitled to $3.5 million in allegedly unpaid royalties based on publicly available information, and an unspecified amount based on non-public information. UBC also seeks interest and costs, including legal fees. We dispute UBC’s allegation. No dates have been scheduled for this arbitration.

Cytos Biotechnology Ltd

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

The Baruch S. Blumberg Institute and Drexel University

In February 2014, Arbutus Inc., our wholly owned subsidiary, entered into a license agreement with Blumberg and Drexel that granted an exclusive (except as to certain know-how and subject to retained non-commercial research rights), worldwide, sub-licensable license to three different compound series: cccDNA inhibitors, capsid assembly inhibitors and HCC inhibitors.

In partial consideration for this license, Arbutus Inc. paid a license initiation fee of $150,000 and issued warrants to Blumberg and Drexel. No warrants were outstanding as at the date Arbutus merged with Arbutus Inc. Under this license agreement, Arbutus Inc. also agreed to pay up to $3.5 million in development and regulatory milestones per licensed compound series, up to $92.5 million in sales performance milestones per licensed product, and royalties in the mid-single digits based upon the proportionate net sales of licensed products in any commercialized combination. We are obligated to pay Blumberg and Drexel a double digit percentage of all amounts received from the sub-licensees, subject to customary exclusions.In November 2014, Arbutus Inc. entered into an additional license agreement with Blumberg and Drexel pursuant to which it received an exclusive (subject to retained non-commercial research rights), worldwide, sub-licensable license under specified patents and know-how controlled by Blumberg and Drexel covering epigenetic modifiers of cccDNA and STING agonists. In consideration for these exclusive licenses, Arbutus Inc. made an upfront payment of $50,000. Under this agreement, we will be required to pay up to $1.0 million for each licensed product upon the achievement of a specified regulatory milestone and a low single digit royalty, based upon the proportionate net sales of compounds covered by this intellectual property in any commercialized combination. We are also obligated to pay Blumberg and Drexel a double digit percentage of all amounts received from its sub-licensees, subject to exclusions.

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

Our DoD contract for TKM-Ebola is based on cost reimbursement plus an incentive fee. At the beginning of our fiscal year we estimate our labor and overhead rates for the year ahead. During the year, we re-estimate our labor and overhead rates and adjust our revenue accordingly. Our actual labor and overhead rates will differ from our estimate based on actual costs incurred and the proportion of our efforts on contracts and internal products versus indirect activities. Within minimum and maximum collars, the amount of incentive fee we can earn under the DoD contract varies based on our costs incurred versus budgeted costs, with the exception of the Ebola-Guinea Amendment, which has a fixed incentive fee. During the contractual period, incentive fee revenue and total costs are impacted by management’s estimate and judgments which are continuously reviewed and adjusted, as necessary, using the cumulative catch-up method.  For the years ended December 31, 2013, 2014 and 2015, we believe we were able to reliably estimate the final contract costs so have recognized the portion of expected incentive fee which has been earned to date.

Our revenue for 2015 was $24.9 million (2014 - $15.0 million, 2013 - $15.5 million) and deferred revenue at December 31, 2015 was $1.1 million (December 31, 2014 - $15.7 million).

Stock-based compensation / The stock-based compensation that we record is a critical accounting estimate due to the value of compensation recorded, the volume of our stock option activity, and the many assumptions that are required to be made to calculate the compensation expense.

Compensation expense is recorded for stock options issued to employees and directors using the fair value method.  We must calculate the fair value of stock options issued and amortize the fair value to stock compensation expense over the vesting period, and adjust the expense for stock option forfeitures and cancellations.  We use the Black-Scholes model to calculate the fair value of stock options issued which requires that certain assumptions, including the expected life of the option and expected volatility of the stock, be estimated at the time that the options are issued.  This accounting estimate is reasonably likely to change from period to period as further stock options are issued and adjustments are made for stock option forfeitures and cancellations. We make an estimate for stock option forfeitures at the time of grant and revise this estimate in subsequent periods if actual forfeitures differ. The term "forfeitures" is distinct from "cancellations" or "expirations" and represents only the unvested portion of the surrendered stock option. For the purpose of calculating fair value, the expected life of stock options granted is five years for employees and eight years for directors and executives. We amortize the fair value of stock options using the straight-line method over the vesting period of the options, generally a period of three years for employees and immediate vesting for directors.

We recorded stock-based compensation expense in 2015 of $22.1 million (2014 - $3.3 million, 2013 - $0.9 million) which includes compensation expense related to the expiration of repurchase rights on replacement awards issued as consideration in the acquisition of Arbutus Inc. of $16.7 million - refer to business combination section below.

Share purchase warrant valuation / The valuation of share purchase warrants is a critical accounting estimate due to the value of liabilities recorded and the many assumptions that are required to calculate the liability, resulting in the classification of our warrant liability as a level 3 financial instrument.

We classify warrants in our consolidated balance sheet as liabilities and revalue them at each balance sheet date. Any change in valuation is recorded in our statement of operations. We use the Black-Scholes pricing model to value the warrants. Determining the appropriate fair-value model and calculating the fair value of registered warrants requires considerable judgment. A small change in the estimates used may cause a relatively large change in the estimated valuation. Due to ongoing changes in our business and general stock market conditions, we continuously assess our warrant fair value assumptions. We adjust the estimated expected life as appropriate, based on the pattern of exercises of our warrants. During the year-ended December 31, 2015, warrant exercise activity continued to decline; as a result, we increased the remaining expected life of outstanding warrants to nine months and seventeen months effective July 1, 2015. As at December 31, 2015, the remaining expected life is three months and eleven months for outstanding warrants expiring in June 2016 and February 2017, respectively.

Our expected volatility is calculated based on our historic share price fluctuations over the same period as our estimated expected life of our outstanding warrants. The risk-free interest rate is based on the Government of Canada rate for bonds with a maturity similar to the expected remaining life of the warrants at the valuation date.

We recorded a gain for the change in fair value of warrant liability in 2015 of $3.3 million (2013 – loss of $10.4 million, 2013 – loss of $3.5 million).

Financial instruments valuation / The valuation of our financial instruments, include Monsanto’s option to acquire either the shares or assets of Protiva Agricultural Development Company Inc. and contingent consideration related to estimated potential future milestone payments to the former Enantigen shareholders as described in the business combination section below. These are critical accounting estimate due to the potential value of the liability and the many assumptions we must make to calculate the fair values of these liabilities.

We classify the financial instrument in our consolidated balance sheet as a liability and revalue it at each balance sheet date. Any change in the valuation is recorded in our statement of operations. We used a discounted cash flow model to value the financial instrument. Determining the appropriate fair value model and calculating the fair value of the financial instrument requires considerable judgment, including probability of success and risk-adjusted discount rates. Changes in assumptions used may cause a relatively large change in the estimated valuation. The initial valuation of the financial instrument was determined to be nil for Monsanto's option and no change in the fair value of the financial instrument was recorded as at December 31, 2015. The initial valuation of the contingent consideration was determined to be $6,727,000, and we have determined that the fair value increased to $7,497,000 as at December 31, 2015. We recorded an adjustment for the increase in fair value of $770,000 in our statement of operations and comprehensive loss. The increase in fair value is a result of our research and development progress bringing the contingent payments forward in terms of timing.

Business combination / The purchase price allocation is a critical accounting estimate due to the many assumptions that are required to calculate the fair value of assets acquired and liabilities assumed during a business combination.

We account for our business combinations using the acquisition method. Under this method, the fair value of the consideration transferred is allocated to the fair values of assets acquired and liabilities assumed. In determining the fair value of the consideration transferred, the acquisition date market price of common shares issued was used. The total consideration transferred is comprised of common shares issued without subjects and common shares issued replacement awards, which are subject to repurchase provisions. As at the acquisition date, we determined the total fair value of the replacement awards and attributed a portion of the replacement awards to pre-combination service as part of the total acquisition consideration, and a portion to post-combination service, which is recognized as compensation expense over the expiry period of repurchase provision rights subsequent to the acquisition date. The fair value of the repurchase awards was determined using the Black-Scholes pricing model with assumed risk-free interest rate of 0.74%, volatility of 81%, a zero dividend yield and an expected life of 4 years. In July 2015, the expiration period of the repurchase rights was amended, resulting in a prospective adjustment to recognize the remaining compensation expense on a straight-line basis over the revised expiration period.

In addition, we make estimates to determine the fair values of assets acquired and liabilities assumed, which include judgments in our determinations of acquired intangible assets and assessment of the fair value of existing property and equipment. Assumed liabilities can include other contingency reserves existing at the time of acquisition. Contingent consideration is recorded for cash payments due upon the completion of certain future development and performance milestones. This liability is recorded as at the acquisition date as the fair value of the contingent consideration, estimated using the income method which utilizes various inputs such as probability of success and risk-adjusted discount rates. In addition, contingent consideration is recorded at its fair value at subsequent reporting dates, with any change in fair value from the previous reporting date recorded in the statement of operations and comprehensive loss, as discussed above.

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

Our estimates for the fair values of assets acquired and liabilities assumed with respect to our acquisition of Arbutus Inc. are final for the period ended December 31, 2015. We have engaged a third-party valuation specialist to assist us to determine the fair values. Our estimates of fair values are based upon assumptions that we believe to be reasonable, but which are inherently uncertain and unpredictable; therefore, actual results may differ from estimates, thereby impacting our earnings.

Goodwill and intangible assets - Impairment / Intangible assets classified as indefinite-lived and goodwill are not amortized, but are evaluated for impairment annually using a measurement date of December 31. In addition, if there is a major event indicating that the carrying value of an asset may not be recoverable, then management will perform an impairment test by comparing the discounted cash flow values to each asset’s carrying value to determine if a write down is necessary. Such indicators include, but are not limited to on an ongoing basis: (a) industry and market considerations such as an increased competitive environment or an adverse change in legal factors including an adverse assessment by regulators; (b) an accumulation of costs significantly in excess of the amount originally expected for the development of the asset; (c) current period operating or cash flow loss combined with a history of operating or cash flow losses or a projection or forecast that demonstrates continuing losses associated with the use of the asset; and (d) if applicable, a sustained decrease in share price.

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

In October 2015, we announced the discontinuance of the cyclophilin drug candidate, OCB-030. Although the final conclusion on discontinuance was made subsequent to the end of the third quarter, it reflected our best estimate as at September 30, 2015, and as such we recorded an estimated impairment charge of $38.0 million in Q3 2015. We revised certain estimates in Q4, and finalized our purchase price allocation which resulted in an incremental adjustment of $1.0 million to the fair value of cyclophilins. The total impairment charge of $39.0 million is reflected in our statement of operations and cumulative loss for the year-ended December 31, 2015.

Goodwill is subject to a two-step impairment test. The first step compares the fair value of the reporting unit to the carrying amount, which includes goodwill. If the carrying amount exceeds the implied fair value of the goodwill, the second step measures the amount of the impairment loss. As part of the impairment evaluation of goodwill, we identified only one reporting unit to which the total carrying amount of goodwill has been assigned. We used a valuation specialist to assist us in determining the fair value of the reporting unit under the income approach. For step one of the impairment test, we determined that the fair value of the reporting unit exceeded the carrying value of the reporting unit, and as such, step two was not required. . In addition to the income approach, we considered the market capitalization of approximately $242.8 million as at December 31, 2015. Although the Company’s carrying value of $547.7 million exceeded the market capitalization, we reconciled the income approach determination of fair value with the market capitalization by considering macroeconomic factors, and as such, we do not believe that market capitalization appropriately reflected the value of the Company for the purpose of testing goodwill impairment. No impairment charge on goodwill was recorded for the year ended December 31, 2015.

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

(in millions $ except per share data) – unaudited

	Q4 2015	Q3 2015	Q2 2015	Q1 2015	Q4 2014	Q3 2014	Q2 2014	Q1 2014
Revenue
Collaborations and contracts:
DoD	$(0.1)	$2.0	$1.9	$3.0	$2.8	$1.5	$0.9	$3.2
Monsanto	3.9	0.3	0.3	0.2	0.3	0.3	0.3	0.3
Dicerna	0.7	0.7	0.2	0.2	0.3	0.2	—	—
Other	—	—	—	—	—	1.6	—	0.2
	4.5	3.0	2.4	3.4	3.4	3.6	1.2	3.7
Alnylam and Acuitas licensing fee and milestone payments	—	—	—	—	—	—	—	0.2
Monsanto licensing fees and milestone payments	7.9	0.7	0.8	0.8	0.9	0.7	0.6	0.5
Dicerna licensing fee	0.3	0.3	0.3	0.3	0.1	—	—	—
Spectrum milestone and royalty payments	0.1	0.1	0.1	0.1	—	0.1	—	—
Total revenue	12.7	4.1	3.6	4.6	4.4	4.4	1.8	4.4
Expenses	(24.4)	(62.2)	(17.9)	(22.7)	(15.6)	(11.2)	(11.2)	(10.4)
Other income (losses)	5.5	14.0	(0.5)	6.0	5.0	(1.8)	3.3	(12.0)
Loss before income taxes	(6.2)	(44.2)	(14.8)	(12.1)	(6.2)	(8.6)	(6.1)	(18.0)
Income tax benefit	1.0	15.2
Net loss	$(5.2)	$(29.0)	$(14.8)	$(12.1)	$(6.2)	$(8.6)	$(6.1)	$(18.0)
Basic and diluted net loss per share	$(0.10)	$(0.57)	$(0.27)	$(0.40)	$(0.27)	$(0.39)	$(0.28)	$(0.91)

Quarterly Trends

Revenue / Our revenue is derived from research and development collaborations and contracts, licensing fees, milestone and royalty payments. Over the past two years, our principal sources of ongoing revenue have been our Monsanto collaboration and our contract with the DoD to advance TKM-Ebola. The DoD contract was terminated in October 2015 and we are currently working through close out procedures with the DoD. Our collaboration with Monsanto effectively ended in October when Phase A research was completed. We expect revenue to continue to fluctuate due to the irregular nature of licensing and milestone receipts under our collaboration and licensing contracts.

In Q3 2010 we signed a contract with the DoD to develop TKM-Ebola and have since incurred significant program costs related to equipment, materials and preclinical and clinical studies. These costs are included in our research, development, collaborations and contracts expenses. These costs are fully reimbursed by the DoD, and this reimbursement amount is recorded as revenue. DoD revenue from the TKM-Ebola program also compensates us for labor and overheads and provides an incentive fee. As described in our critical accounting policies in our Annual Report, we estimate the labor and overhead rates to be charged under our TKM-Ebola contract and update these rate estimates throughout the year. In April 2014, we signed a contract modification to increase the stage one targeted funding by $2.1 million to $43.8 million. The additional funding is to compensate us for unrecovered costs related to the temporary stop-work period that occurred in 2012 and to provide additional overhead funding should it be required. In Q1 2014, we earned $3.2 million in DoD revenue, due partially to an increase in activity as we moved into a Phase I Clinical Trial. In Q2 2014, we earned $0.9 million in DoD revenue due to lower contract activity as our clinical trial data was with the FDA for review. DoD revenue increased in Q3 2014 with an increase in activity as we prepared a response to the FDA’s partial clinical hold on our Phase I Clinical Trial. In October 2014, the DoD exercised a contract option adding $7.0 million to the contract for the scale-up and manufacture of TKM-Ebola-Guinea, our product targeting the Ebola-Makona (formerly known as Ebola-Guinea) strain responsible for the outbreak in West Africa. DoD revenue increased in Q4 2014 and Q1 2015 as we purchased materials and manufactured TKM-Ebola-Guinea. In Q2 2015, material purchases and subcontract work related to TKM-Ebola-Guinea were less significant. In July 2015, we announced that activities had been suspended and in October 2015, we received formal notification from the DoD to terminate the TKM-Ebola-Guinea manufacturing and IND submission activities, subject to completion of our post-termination obligations. In Q4, we purchased some lipids back from the DoD and proceeded with contract close out.

In January 2014, we signed an Option Agreement and a Services Agreement with Monsanto for the use of our proprietary delivery technology and related intellectual property in agriculture. Over the option period, which is expected to be approximately four years, Monsanto will make payments to us to maintain their option rights. In Q1 2014, we received $14.5 million of the $17.5 million near term payments, of which $4.5 million relates to research services and $10.0 million for the use of our technology. In June 2014 and October 2014, we received further payments of $1.5 million each, following the completion of specified program developments. In 2015, we received an additional $1.8 million related to research services. The payments are being recognized as revenue on a straight-line basis over the option period. In Q4 2015, we did not receive further payments from Monsanto for the continuance of research activities under the arrangement. As such, we revised our estimated option period end date to December 31, 2015, resulting in the full release of Monsanto deferred revenue and recognition of $11.8 million in Monsanto revenue in Q4 2015. In March 2016, Monsanto exercised its option to acquire 100% of the outstanding shares of Protiva Agricultural Development Company Inc. (PADCo), for which Monsanto will pay us an exercise fee of $1.0 million in Q1 2016.

In November 2014, we signed a License Agreement and a Development and Supply Agreement with Dicerna for the use of our proprietary delivery technology and related technology intended to develop, manufacture, and commercialize products related to treatment of PH1. In Q4 2014, we received an upfront payment of $2.5 million, which is being recognized over the period over which we provide services to Dicerna, estimated to complete in Q1 2017. We have recognized Dicerna collaboration revenue for inventory manufacture and provision of development services.

Under our licensing and collaboration arrangements with Alnylam and Acuitas, we earn licensing fee revenue from Acuitas as well as further potential development and commercial milestones from Alnylam for the use of our LNP technology.

In 2013, we began to earn royalties from Spectrum with respect to the commercial sales of Marqibo.

Included in “other collaborations and contract revenue” is revenue from a BMS batch formulation agreement. In August 2014, the collaboration expired and both parties’ obligations under the agreement ended. Revenue recognized in Q3 2014 relates to the release of the deferred revenue balance of $1.6 million.

Expenses / Expenses consist primarily of clinical and pre-clinical trial expenses, personnel expenses, consulting and third party expenses, reimbursable collaboration expenses, consumables and materials, patent filing expenses, facilities, stock-based compensation and general corporate costs. Impairment of intangible assets is also included i operating expenses.

Our expenses have increased in the past eight quarters due to an increase in our research and development activities as we seek to move more products into the clinic. In Q1 2014, we dosed the first subject in human clinical trials of TKM-Ebola. In Q2 2014, we initiated a Phase I/II Clinical Trial for TKM-PLK1 in patients with HCC. In Q4 2014, we filed a Canadian Clinical Trial Application (CTA) for TKM-HBV and received clearance to conduct a Phase I Clinical Trial, as well as initiated manufacturing of TKM-Ebola-Guinea for emergency use in West Africa. We also incurred research and development expenses related to identifying new targets. In Q1 2015, we initiated a Phase I Clinical Trial for TKM-HBV and incurred significant material costs related to the TKM-Ebola-Guinea contract with the DoD. In addition, we incurred $9.3 million in costs for professional fees related to completing the merger with Arbutus Inc. (formerly OnCore). In Q2 2015, we incurred an incremental $2.9 million in R&D expenses related to our HBV programs acquired through the merger with Arbutus Inc. In Q3 2015, we incurred $5.5 million in incremental R&D expenses primarily related to an increase in HBV and HCC clinical trial expenses due to an increase in patient enrollment and a ramp up in spending on Arbutus Inc. HBV programs. Also in Q3 2015, we recorded an estimated impairment charge of $38.0 million as we discontinued our cyclophilin inhibitor program based on our conclusion that cyclophilins do not play a meaningful role in HBV biology. In Q4, 2015, we continued to incur R&D expense related to our HBV programs.

Other income (losses) / Other income (losses) consist primarily of changes in the fair value of our warrant liability and foreign exchange differences. Other losses increased in Q1 2014 and Q3 2014 due primarily to the increase in fair value of our warrant liability. Increases in our share price from the previous reporting date result in an increase in the fair value of our warrant liability, and vice versa. We expect to see future changes in the fair value of our warrant liability and these changes will largely depend on the change in the Company’s share price, any change in our assumed rate of share price volatility, our assumptions for the expected lives of the warrants and warrant exercises.

In Q3 and Q4 2015, we recorded $11.8 million and $5.5 million respectively in foreign exchange gains largely on our cash and investments due to the appreciation of the U.S. dollar against the Canadian dollar from the previous period.

Income tax benefit / Income tax benefit relates to the decrease in deferred tax liability associated with the impairment charge recorded on acquired intangible assets. In Q3 2015, we recorded $15.2 million of income tax benefit for the estimated impairment of our cyclophilin inhibitor program, OCB-030. In Q4, we recorded a further $1.0 million in income tax benefit due to the revision of fair value of cyclophilins.

Net loss / Fluctuations in our net loss are explained by changes in revenue, expenses, other income (losses) and income tax as discussed above.

Fourth quarter of 2015 / Our Q4 2015 net loss was $5.2 million ($0.10 basic and diluted loss per common share) as compared to a net loss of $6.2 million ($0.27 basic and diluted loss per common share) for Q4 2014.

Revenue was $12.7 million in Q4 2015 as compared to $4.4 million in Q4 2014. The increase was largely due to the recognition of $11.8 million in Monsanto revenue due to our revised estimate of the option period.

Research, development, collaborations and contracts expenses increased to $14.9 million in Q4 2015 as compared to $11.9 million in Q4 2014. In Q4 2015, we incurred incremental expenses related to our HBV programs acquired from Arbutus Inc. . In addition, we recorded $6.0 million in non-cash compensation expense related to the expiry of repurchase rights on shares issued as part of the consideration paid for the merger with Arbutus Inc. (refer to notes to the financial statements), of which $1.5 million has been included as part of research, development, collaborations and contracts expense, and $4.5 million included as part of general and administrative expense.

Other gains in Q4 2015 primarily consists of a $0.5 million decrease in the fair value of our warrant liability, and a foreign exchange gain of $5.5 million on our US dollar funds. In Q4 2015, we recorded a $0.8 million charge related to the increase in the fair value of contingent consideration - see financial statement notes for further details.

RESULTS OF OPERATIONS

The following summarizes the results of our operations for the 2015, 2014, and 2013 fiscal years, in millions:

	2015	2014	2013
Total revenue	$24.9	$15.0	$15.5
Operating expenses	127.2	48.4	27.6
Loss from operations	(102.3)	(33.4)	(12.1)
Net income (loss)	(61.1)	(38.8)	(14.1)
Basic income (loss) per share	(1.34)	(1.80)	(0.92)
Diluted income (loss) per share	(1.34)	(1.80)	(0.92)
Total assets	712.3	118.2	71.7
Total liabilities	164.6	30.1	12.5
Total non-current liabilities	154.0	9.9	—
Deficit	(267.0)	(205.9)	(167.0)
Accumulated other comprehensive loss	(49.8)	(22.3)	(15.8)
Total stockholders’ equity	$547.7	$88.0	$59.2

Year ended December 31, 2015 compared to the year ended December 31, 2014

For the fiscal year ended December 31, 2015, our net loss was $61.1 million ($1.34 basic and diluted loss per common share) as compared to a net loss of $38.8 million ($1.80 basic and diluted loss per common share) for 2014.

Revenue / Revenue is summarized in the following table, in millions:

	2015	% of Total	2014	% of Total
Collaborations and contracts
DoD	$6.8	27%	$8.4	56%
Monsanto	4.7	19%	1.1	7%
BMS	—	—%	1.7	12%
Dicerna	1.8	7%	0.5	3%
Other RNAi collaborators	—	—%	—	—%
Total collaborations and contracts	13.3	53%	11.7	78%
Monsanto licensing fees and milestone payments	10.3	41%	2.7	19%
Alnylam milestone payments	—	—%	0.2	1%
Dicerna licensing fee	1.1	4%	0.1	1%
Spectrum milestone and royalty payments	0.2	2%	0.2	1%
Total revenue	$24.9		$15.0

Revenue contracts are covered in more detail in the overview section of this discussion.

DoD revenue

In July 2015, we announced that Ebola related activities were being suspended and, in Q4 2015, we received formal notification from the DoD terminating the contract, subject to the completion of certain post-termination obligations. We do not expect to record significant revenue from the DoD contract after December 31, 2015.

Monsanto revenue

In January 2014, we received $14.5 million, of which $4.5 million relates to research services and $10.0 million for the use of our technology. In June and October 2014, we received payments of $1.5 million each, following the completion of specified program developments. In May and September 2015, we received $1.05 million and $0.75 million for research services. We are recognizing this revenue on a straight-line basis over the option period. As we did not receive further payments from Monsanto for the continuance of research activities under the arrangement, we revised our estimated option period end date as December 31, 2015, resulting in the full release of Monsanto deferred revenue of $11.8 million, resulting in the recognition of $15.0 million in Monsanto revenue for the year ended December 31, 2015.

Dicerna revenue

In November 2014, we signed a License Agreement and a Development and Supply Agreement with Dicerna for the use of our proprietary delivery technology and related technology intended to develop, manufacture, and commercialize products related to the treatment of PH1. Licensing fee revenue recognized for the year-ended December 31, 2015 relates to the earned portion of the upfront payment of $2.5 million for the use our of technology, which is being recognized over the period over which we provide services to Dicerna, estimated to complete in March 2017. Collaboration revenue for the year-ended December 31, 2015 relates to inventory manufactured for and services provided to Dicerna.

Alnylam and Acuitas revenue

Under our licensing and collaboration arrangements with Alnylam and Acuitas, we earn licensing fee revenue from Acuitas as well as further potential development and commercial milestones from Alnylam for the use of our LNP technology.

BMS revenue

In May 2010 we signed a formulation agreement with BMS under which BMS paid us $3.0 million to make a certain number of LNP formulations over the following four year period. The contract expired in 2014 with no further obligation for either party. Revenue recognized in 2014 relates to the manufactured batches shipped to BMS during the year and the subsequent release of the deferred revenue balance upon the expiration of the contract.

Spectrum revenue

In September 2013, Spectrum announced that they had shipped the first commercial orders of Marqibo. We continue to earn royalties on the sales of Marqibo, which uses a license to our technology.

Expenses / Expenses are summarized in the following table, in millions:

	2015	% of Total	2014	% of Total
Research, development, collaborations and contracts	$51.5	40%	$38.7	80%
General and administrative	26.4	21%	8.7	18%
Depreciation	0.6	—%	0.5	1%
Acquisition costs	9.7	8%	0.5	1%
Impairment of intangible assets	39.0	31%	$—	—%
Total operating expenses	$127.2		$48.4

Research, development, collaborations and contracts

Research, development, collaborations and contracts expenses consist primarily of clinical and pre-clinical trial expenses, personnel expenses, consulting and third party expenses, consumables and materials, as well as a portion of stock-based compensation and general corporate costs.

R&D expenses increased during 2015 as compared to 2014 as we increased our spending on TKM-HBV for which Phase 1 clinical trials were initiated in 2015. We also incurred incremental costs related to an increase in activities for the preclinical HBV programs we acquired from our merger with Arbutus Inc. In addition, we increased research activities related to our collaboration contracts with the DoD, Monsanto, and Dicerna.

R&D compensation expense increased in 2015 as compared to 2014 due to an increase in the number of employees in support of our expanded portfolio of product candidates, as well as from our merger with Arbutus Inc. In addition, in the year ended December 31, 2015, we incurred a total of $16.7 million of incremental non-cash compensation expense related to the expiry of repurchase rights on shares issued as part of the consideration paid for the merger with Arbutus Inc. (refer to notes to the financial statements), of which $4.2 million has been included as part of research, development, collaborations and contracts expense, and $12.5 million included as part of general and administrative expense.

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

General and administrative

General and administrative expenses increased in 2015 compared to 2014 due largely to an increase in compensation expense linked to our increase in employee base and incremental corporate expenses to support the growth of the Company following the completion of our merger with Arbutus Inc. This includes an incremental non-cash compensation expense we incurred related to the expiry of repurchase rights on shares issued as part of consideration paid for the merger with Arbutus Inc. (see above). Expenses were also higher in 2015 due to legal costs incurred in relation to the May 2015 arbitration hearing against Alnylam.

Acquisition costs

In 2015, we incurred $9.7 million in costs for professional fees related to completing the merger with Arbutus Inc. - see overview. This is a one-time cost specific to the merger with Arbutus Inc., and such costs are only incurred when a business combination occurs.

Impairment of intangible assets

For the year-ended December 31, 2015, we recorded a total impairment charge of $39.0 million based on our decision to discontinue our development of cyclophilin inhibitors. The decision was based on extensive preclinical evaluations of OCB-030, and other competitive cyclophilin inhibitors, following the acquisition of Arbutus Inc., which concluded that cyclophilins do not play a meaningful role in HBV biology.

Other income (losses) / Other income (losses) are summarized in the following table, in millions:

	2015	2014
Interest income	$0.7	$0.9
Foreign exchange gains	21.8	4.1
Decrease (increase) in fair value of warrant liability	3.3	(10.4)
Increase in fair value of contingent consideration	(0.8)	—
Total other income (losses)	$25.0	$(5.4)

Foreign exchange gains

For the year-ended December 31, 2015, we recorded a foreign exchange gain of $21.8 million, which is primarily an unrealized gain related to an appreciation in the value of our U.S. dollar funds from the previous period when converted to our functional currency of Canadian dollars. Cumulative translation adjustments, which result from converting from our functional currency of Canadian dollars to our reporting currency of U.S. dollars, do not impact our net loss calculation and are not included in foreign exchange gains (losses), but are included in cumulative translation adjustment in other comprehensive loss.

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

Increase in fair value of contingent consideration

The contingent consideration represents the estimated regulatory, development and sales milestone payments payable to the previous Enantigen shareholders. Enantigen was acquired by Arbutus Inc. in 2014. As at the acquisition date of Arbutus Inc., the contingent consideration had an estimated fair value of approximately $6,727,000. Contingent consideration is a financial liability, and we determine its fair value at each reporting period with any changes in fair value from the previous reporting period recorded in the statement of operations and comprehensive loss. For the period ended December 31, 2015, we performed an evaluation of the fair value of the contingent consideration using the probability weighted assessment of likelihood of milestone payments as described above and determined the fair value of the contingent consideration has increased by $770,000 to $7,497,000. The increase in fair value has been recorded in other losses in the statement of operations and comprehensive loss for the year-ended December 31, 2015.

Income tax benefit

For the year-ended December 31, 2015, we recorded an income tax benefit of $16.2 million due to the decrease in deferred tax liability resulting from the impairment charge we recorded for the discontinuance of our cyclophilin inhibitor program.

Year ended December 31, 2014 compared to the year ended December 31, 2013

For the fiscal year ended December 31, 2014, our net loss was $38.8 million ($1.80 basic and diluted loss per common share) as compared to a net loss of $14.1 million ($0.92 basic and diluted loss per common share) for 2013.

Revenue / Revenue is summarized in the following table, in millions:

	2014	% of Total	2013	% of Total
Collaborations and contracts
DoD	$8.4	56%	$9.8	63%
Monsanto	1.1	7%	—	—%
BMS	1.7	11%	0.5	3%
Dicerna	0.5	3%	—	—%
Other RNAi collaborators	—	—%	0.1	1%
Total collaborations and contracts	11.7	78%	10.4	68%
Monsanto licensing fee	2.7	18%	—	—%
Alnylam milestone payments	0.2	1%	5.0	32%
Dicerna licensing fee	—	2%	—	—%
Spectrum milestone and royalty payments	0.2	1%	—	—%
Total revenue	$15.0		$15.5

DoD revenue

In April 2014, we signed a contract modification with the DoD to increase the stage one targeted funding by a further $2.1 million to $43.8 million. The additional funding is to compensate us for unrecovered costs incurred related to the temporary stop-work period that occurred in 2012 and to provide additional overhead funding should it be required. In October 2014, the DoD exercised an option valued at $7.0 million, awarded to us to manufacture TKM-Ebola-Guinea targeting the Ebola-Guinea strain responsible for the outbreak in West Africa.
Under the contract, we are being reimbursed for costs incurred, including an allocation of overheads, and we are being paid an incentive fee.

DoD revenues and related contract expenses were lower in 2014 as compared to 2013 as we were nearing the end of stage one of the contract and most activities for this stage had been completed. The reduction in stage one revenue in 2014 was offset by the addition of the $7.0 million award for the manufacture of TKM-Ebola-Guinea towards the end of 2014.

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

In January 2014, we received $14.5 million, of which $4.5 million relates to research services and $10.0 million for the use of our technology. In June and September 2014, we received payments of $1.5 million each, following the completion of specified program developments. We are recognizing this revenue on a straight-line basis over the option period. For the year-ended December 31, 2014, we recorded an aggregate of $3.8 million in revenue for the use of our technology and for research activities.

Alnylam and Acuitas revenue

On November 12, 2012, we entered into a new licensing agreement with Alnylam that replaces all earlier licensing, cross-licensing, collaboration, and manufacturing agreements. We also entered into a separate cross license agreement with Acuitas, which includes milestones and royalty payments, and Acuitas has agreed not to compete in the RNAi field for five years.

In November 2013, Alnylam initiated a Phase III trial with ALN-TTR02, also known as patisiran, and an associated $5.0 million development milestone was paid to us in December 2013. In March 2014, we earned a $0.15 million milestone payment from Acuitas following their receipt of a milestone from Alnylam with the initiation of the ALN-TTR02 Phase III trial.

On June 21, 2013, we transferred manufacturing process technology to Ascletis to enable them to produce ALN-VSP, a product candidate licensed to them by Alnylam. We believe that under our licensing agreement with Alnylam, the technology transfer to Ascletis triggers a $5.0 million milestone obligation from Alnylam to us. However, Alnylam has demanded a declaration that we have not yet met its milestone obligations. We dispute Alnylam’s position. To remedy this dispute, we have commenced arbitration proceedings with Alnylam, as provided for under the agreement.  The hearing for this arbitration occurred in May, 2015. We have not recorded any revenue in respect of this milestone.

BMS revenue

In May 2010 we signed a formulation agreement with BMS under which BMS paid us $3.0 million to make a certain number of LNP formulations over the following four year period. Revenue recognized in 2012 and 2013 relates to LNP batches the company produced in proportion to the maximum LNP formulations that may be required under the contract. As at December 31, 2013, we intended to offer BMS an extension to the agreement’s end date from May 10, 2014 to December 31, 2014. Extending the agreement would have given BMS more time to order LNP batches. The offer extension resulted in a cumulative revenue adjustment recorded for the year-ended December 31, 2013. In August 2014, we received notification from BMS that the extension would not occur. Revenue recognized for the year-ended December 31, 2014 relates to the batches shipped to BMS during the period and the release of any remaining deferred revenue balance now that the agreement has expired and no further obligation with either party.

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

Expenses / Expenses are summarized in the following table, in millions:

	2014	% of Total	2013	% of Total
Research, development, collaborations and contracts	$38.7	80%	$21.5	78%
General and administrative	8.7	18%	5.5	20%
Depreciation	0.5	1%	0.6	2%
Acquisition costs	0.5	1%	—	—%
Total operating expenses	$48.4		$27.6

Research, development, collaborations and contracts

Research, development, collaborations and contracts expenses consist primarily of clinical and pre-clinical trial expenses, personnel expenses, consulting and third party expenses, consumables and materials, as well as a portion of stock-based compensation and general corporate costs.

In 2013, research and development costs were primarily related to our internal earlier-stage research programs, moving TKM-PLK1 into Phase I/II clinical trial, and new targets identification: TKKM-HBV and TKM-ALDH2. In 2014, our research and development costs increased as we incurred incremental costs related to the progress of moving additional products into the clinic: the initiation of Phase I /II clinical trials in patients with HCC resulting in the expansion in the number of clinical trials sites and patients accrual for TKM-PLK1, significant research and preclinical spending on TKM-HBV to file a CTA to move into the clinic, as well as an increase in manufacturing activities under the DoD contract in response to the Ebola outbreak in West Africa. In addition, we incurred incremental research and development spending for new partner collaborations we entered into in 2014, as well as spending on new targets identification - see Overview for further details.

Compensation expenses increased in 2014 as compared to 2013. There was an increase in workforce of 38 employees in 2014 to support our expanded portfolio of product candidates. In addition, R&D stock-based compensation expense increased significantly due, in part, to the increase in our share price.

In 2014, we also incurred $0.5 million in acquisition costs related to the acquisition of Arbutus Inc. (formerly OnCore) that completed in March 2015 - see overview.

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

Other income (losses) / Other income (losses) are summarized in the following table, in millions:

	2014	2013
Interest income	$0.9	$0.5
Foreign exchange gains	4.1	1.1
Increase in fair value of warrant liability	(10.4)	(3.5)
Total other losses	$(5.4)	$(1.9)

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
LIQUIDITY AND CAPITAL RESOURCES

The following table summarizes our cash flow activities for the periods indicated, in millions:

	Year ended December 31
	2015	2014	2013
Net loss for the year	$(61.1)	$(38.8)	$(14.1)
Adjustments to reconcile net loss to net cash used in operating activities	21.0	9.9	5.0
Changes in operating assets and liabilities	(14.6)	16.5	2.3
Net cash used in operating activities	(54.8)	(12.4)	(6.7)
Net cash provided by (used in) investing activities	7.7	(43.0)	(0.7)
Net cash provided by financing activities	143.9	60.7	32.7
Effect of foreign exchange rate changes on cash & cash equivalents	(2.2)	(1.8)	(3.6)
Net increase in cash and cash equivalents	94.6	3.5	21.7
Cash and cash equivalents, beginning of year	72.2	68.7	47.0
Cash and cash equivalents, end of year	$166.8	$72.2	$68.7

Since our incorporation, we have financed our operations through the sales of shares, units, debt, revenues from research and development collaborations and licenses with corporate partners, interest income on funds available for investment, and government contracts, grants and tax credits.

At December 31, 2015, we had cash and cash equivalents of $166.8 million and short and long-term investments of $24.6 million, totaling $191.4 million as compared to cash, cash equivalents, and short-term investments of $112.2 million at December 31, 2014.

Operating activities used $54.8 million in cash in 2015 as compared to $12.4 million used in 2014 and $6.7 million used in 2013. The increase in cash used from operating activities was primarily related to the expansion of our research and development as a result of both organic growth and our acquisition of Arbutus Inc. in March 2015. Non-cash items to reconcile net loss used by operating activities include impairment of intangible assets of $39.0 million, with an offsetting income tax benefit of $16.2 million.

Investing activities provided cash of $7.7 million compared to $43.0 million of cash used in 2014 and $0.7 million used in 2013. Cash provided in 2015 was due to settlement of guaranteed investment certificates during the year.

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

Cash requirements / At December 31, 2015 we held $166.8 million in cash and cash equivalents and $24.6 million in short- and long-term investments. On March 25, 2015, we raised net proceeds of $142.2 million from a public offering. We believe we have sufficient cash resources for at least the next 12 months. In the future, substantial additional funds will be required to continue with the active development of our pipeline products and technologies. In particular, our funding needs may vary depending on a number of factors including:

•	the need for additional capital to fund future business development programs;

•	revenues earned form our current collaborative partnership and licensing agreement with Dicerna;
revenues earned from our legacy collaborative partnerships and licensing agreements, including milestone payments from Alnylam and royalties from sales of Marqibo from Spectrum;

•	the extent to which we continue the development of our product candidates, add new product candidates to our pipeline, or form collaborative relationships to advance our products;

•	our decisions to in-license or acquire additional products or technology for development, in particular for our HBV programs;

•	our ability to attract and retain corporate partners, and their effectiveness in carrying out the development and ultimate commercialization of our product candidates;

•	whether batches of drugs that we manufacture fail to meet specifications resulting in delays and investigational and remanufacturing costs;

•	the decisions, and the timing of decisions, made by health regulatory agencies regarding our technology and products;

•	competing technological and market developments; and

•	costs associated with prosecuting and enforcing our patent claims and other intellectual property rights, including litigation and arbitration arising in the course of our business activities.

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

Material commitments for capital expenditures / As at the date of this discussion we do not have any material commitments for capital expenditures.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

CONTRACTUAL OBLIGATIONS

Facility lease / On June 23, 2014, we signed an agreement to renew the lease for our Burnaby office and lab facility. The lease term is for five years, commencing August 1, 2014 with three additional renewal terms of five years each. On March 24, 2015, our U.S. office signed a one year lease agreement for office and lab facilities. On October 1, 2015, we signed an amendment and extended the lease to December 31, 2016. We have the option to renew for another term of one year.

Product development partnership with the Canadian Government / We entered into a Technology Partnerships Canada (TPC) agreement with the Canadian Federal Government on November 12, 1999.  Under this agreement, TPC agreed to fund 27% of our costs incurred prior to March 31, 2004, in the development of certain oligonucleotide product candidates up to a maximum contribution from TPC of $7.2 million (C$9.3 million).  As at December 31, 2015, a cumulative contribution of $2.7 million (C$3.7 million) had been received and we do not expect any further funding under this agreement.  In return for the funding provided by TPC, we agreed to pay royalties on the share of future licensing and product revenue, if any that is received by us on certain non-siRNA oligonucleotide product candidates covered by the funding under the agreement.  These royalties are payable until a certain cumulative payment amount is achieved or until a pre-specified date.  In addition, until a cumulative amount equal to the funding actually received under the agreement has been paid to TPC, we agreed to pay a 2.5% royalty on any royalties we receive for Marqibo.

In September 2013, we began to earn royalties on Marqibo and the cumulative amount paid or accrued up to December 31, 2015 was $0.01 million resulting in the contingent amount due to TPC being $2.7 million (C$3.7 million).

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

Under the license agreement we will make milestone payments of up to $3.3 million, plus royalties, on each product that we develop that uses Marina’s UNA technology. The upfront fee and license payment were expensed to research, development, collaborations and contracts expense.

Effective August 9, 2013, Marina’s UNA technology was acquired by Arcturus Therapeutics, Inc. (“Arcturus”) and the UNA license agreement between us and Marina was assigned to Arcturus. The terms of the license are otherwise unchanged.

Contingent consideration from OnCore acquisition of Enantigen and License Agreements between Enantigen and Blumberg and Drexel

In October 2014, OnCore acquired all of the outstanding shares of Enantigen pursuant to a stock purchase agreement. Through this transaction, OnCore acquired a HBV surface antigen secretion inhibitor program and a capsid assembly inhibitor program, each of which are now assets of Arbutus, following the Company’s merger with Arbutus Inc. - see notes to the financial statements.

Under the stock purchase agreement, OnCore agreed to pay up to a total of $21.0 million to Enantigen’s selling stockholders upon the achievement of certain triggering events related to Enantigen’s two programs in pre-clinical development related to HBV therapies. The first triggering event is the enrollment of first patient in Phase 1b clinical trial in HBV patients, which we do not expect to occur in the next twelve-month period.

The regulatory, development and sales milestone payments have an estimated fair value of approximately $6.7 million as at the date of acquisition of Arbutus Inc., and have been treated as contingent consideration payable in the purchase price allocation.
Contingent consideration is considered as a financial liability, and measured at its fair value at each reporting period with any changes in fair value from the previous reporting period recorded in the statement of operations and comprehensive loss. For the period ended December 31, 2015, we performed an evaluation of the fair value of the contingent consideration using the probability weighted assessment of likelihood of milestone payments as described above. We determined the fair value of the contingent consideration has increased by $0.8 million to $7.5 million and the increase in fair value has been recorded in other losses in the statement of operations and comprehensive loss for the year-ended December 31, 2015.

Drexel and Blumberg

In February 2014, OnCore entered into a license agreement with Blumberg and Drexel that granted an exclusive, worldwide, sub-licensable license to three different compound series: cccDNA inhibitors, capsid assembly inhibitors and HCC inhibitors.

In partial consideration for this license, OnCore paid a license initiation fee of $0.2 million and issued warrants to Blumberg and Drexel. Under this license agreement, OnCore also agreed to pay up to $3.5 million in development and regulatory milestones per licensed compound series, up to $92.5 million in sales performance milestones per licensed product, and royalties in the mid-single digits based upon the proportionate net sales of licensed products in any commercialized combination. We are obligated to pay Blumberg and Drexel a double digit percentage of all amounts received from the sub-licensees, subject to customary exclusions.

In November 2014, OnCore entered into an additional license agreement with Blumberg and Drexel pursuant to which it received an exclusive, worldwide, sub-licensable license under specified patents and know-how controlled by Blumberg and Drexel covering epigenetic modifiers of cccDNA and STING agonists. In consideration for these exclusive licenses, OnCore made an upfront payment of $0.1 million. Under this agreement, we will be required to pay up to $1.0 million for each licensed product upon the achievement of a specified regulatory milestone and a low single digit royalty, based upon the proportionate net sales of compounds covered by this intellectual property in any commercialized combination. We are also obligated to pay Blumberg and Drexel a double digit percentage of all amounts received from its sub-licensees, subject to exclusions.

Research Collaboration and Funding Agreement with Blumberg

In October 2014, OnCore entered into a research collaboration and funding agreement with Blumberg under which we will provide $1.0 million per year of research funding for three years, renewable at our option for an additional three years, for Blumberg to conduct research projects in HBV and liver cancer pursuant to a research plan to be agreed upon by the parties. Blumberg has exclusivity obligations to Arbutus with respect to HBV research funded under the agreement. In addition, Arbutus has the right to match any third party offer to fund HBV research that falls outside the scope of the research being funded under the agreement. Blumberg has granted Arbutus the right to obtain an exclusive, royalty bearing, worldwide license to any intellectual property generated by any funded research project. If we elect to exercise its right to obtain such a license, we will have a specified period of time to negotiate and enter into a mutually agreeable license agreement with Blumberg. This license agreement will include the following pre negotiated upfront, milestone and royalty payments: an upfront payment in the amount of $0.1 million; up to $8.1 million upon the achievement of specified development and regulatory milestones; up to $92.5 million upon the achievement of specified commercialization milestones; and royalties at a low single to mid-single digit rates based upon the proportionate net sales of licensed products from any commercialized combination.

NeuroVive Pharmaceutical AB (“NeuroVive”)

In September 2014, OnCore entered into a license agreement with NeuroVive that granted them an exclusive, worldwide, sub-licensable license to develop, manufacture and commercialize, for the treatment of HBV, oral dosage form sanglifehrin based cyclophilin inhibitors (including OCB-030). Under this license agreement, Arbutus has been granted a non-exclusive, royalty free right and license and right of reference to NeuroVive’s relevant regulatory approvals and filings for the sole purpose of developing, manufacturing and commercializing licensed products for the treatment of HBV. Under this license agreement, Arbutus has (1) an option to expand its exclusive license to include treatment of viral diseases other than HBV and (2) an option, exercisable upon specified conditions, to expand its exclusive license to include development, manufacture and commercialization of non-oral variations of licensed products for treatment of viral diseases other than HBV. NeuroVive retains all rights with respect to development, manufacture and commercialization of licensed products and non-oral variations of licensed products for all indications (other than HBV) for which we have not exercised our option.

In partial consideration for this license, OnCore paid NeuroVive a license fee of $1.0 million. As described in the notes to our financial statements, Arbutus Inc. became our wholly owned subsidiary by way of a Merger Agreement, which does not trigger any milestone payments. We have conducted significant research and analysis on the NeuroVive Product, OCB-030. Based on this research and analysis, we have decided to discontinue the OCB-030 development program.  Otherwise, the license agreement and ongoing relationship with NeuroVive remains in full effect.

Cytos Biotechnology Ltd (“Cytos”)

On December 30, 2014, OnCore entered into an exclusive, worldwide, sub-licensable (subject to certain restrictions with respect to licensed viral infections other than hepatitis) license to 6 different series of compounds. The licensed compounds are Qbeta-derived virus-like particles that encapsulate TLR9, TLR7 or RIG-I agonists and may or may not be conjugated with antigens from the hepatitis virus or other licensed viruses.  Arbutus has an option to expand this license to include additional viral infections other than influenza and Cytos will retain all rights for influenza, all non-viral infections, and all viral infections (other than hepatitis) for which it has not exercised its option.

In partial consideration for this license, we are obligated to pay Cytos up to a total of $67.0 million for each of the 6 licensed compound series upon the achievement of specified development and regulatory milestones; for hepatitis and each additional licensed viral infection, up to a total of $110.0 million upon the achievement of specified sales performance milestones; and tiered royalty payments in the high-single to low-double digits, based upon the proportionate net sales of licensed products in any commercialized combination.

The following table summarizes our contractual obligations as at December 31, 2015:

(in millions)	Payments Due by Period
	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years
Contractual Obligations
Facility lease	$3.6	$1.2	$2.4	$—	$—

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

OUTSTANDING SHARE DATA

At February 29, 2016, we had 54,625,703 common shares issued and outstanding, outstanding options to purchase an additional 2,432,414 common shares and outstanding warrants to purchase an additional 379,500 common shares.

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842).: Recognition and Measurement of Financial Assets and Financial Liabilities. The update supersedes Topic 840, Leases and requires the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases under previous GAAP. Topic 842 retains a distinction between finance leases and operating leases, with cash payments from operating leases classified within operating activities in the statement of cash flows. The amendments in this update are effective for fiscal years beginning after December 15, 2018 for public business entities, which for the Company means January 1, 2019. We do not plan to early adopt this update. The extent of the impact of this adoption has not yet been determined.

In September 2015, the FASB issued ASU 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments. The update eliminates the requirement to retrospectively adjust the provisional amounts recognized at the acquisition date with a corresponding adjustment to goodwill during the measurement period when new information is obtained about the facts and circumstances that existed as of the acquisition date, that if known, would have affected the measurement of the amounts initially recognized or would have resulted in the recognition of additional assets or liabilities. The amendments in this update are effective for fiscal years beginning after December 15, 2015, which for the Company means January 1, 2016, and should be applied prospectively to adjustments to provisional amounts that occur after the effective date of this update. Early application is permitted for financial statements that have not been issued. We have adopted this update and applied it to the acquisition of Arbutus Inc.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (ASC 606). The standard is intended to clarify the principles for recognizing revenue and to develop a common revenue standard for U.S. GAAP and IFRS by creating a new Topic 606, Revenue from Contracts with Customers. This guidance supersedes the revenue recognition requirements in ASC 605, Revenue Recognition, and supersedes some cost guidance included in Subtopic 605-35, Revenue Recognition - Construction-Type and Production-Type Contracts. The core principle of the accounting standard is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those good or services. The amendments should be applied by either (1) retrospectively to each prior reporting period presented; or (2) retrospectively with the cumulative effect of initially applying this ASU recognized at the date of initial application. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date to defer the effective date of Update 2014-09 for all entities by one year. The new guidance would be effective for fiscal years beginning after December 15, 2017, which for us means January 1, 2018. Entities are permitted to adopt in accordance with the original effective date if they choose. We have not yet determined the extent of the impact of adoption.

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements - Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. The update is intended to provide guidance in GAAP about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. Under amendments to GAAP, the assessment period is within one year after the date that the financial statements are issued (or available to be issued). The amendments are effective for the annual period ending after December 15, 2016, which for us means January 1, 2017, and for annual periods and interim periods thereafter. Early application is permitted. We do not plan to early adopt this update. The extent of the impact of this adoption has not yet been determined.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Interest rate risk

We are exposed to market risk related to changes in interest rates, which could adversely affect the value of our interest rate sensitive assets and liabilities.  We do not hold any instruments for trading purposes and investment decisions are governed by a Board approved Investment Policy. As at December 31, 2015, we had cash and cash equivalents of $166.8 million and short- and long-term investments of $24.6 million, as compared to $72.2 million of cash and cash equivalents and $40.0 million of short-term investments as at December 31, 2014. We invest our cash reserves in high interest saving accounts and guaranteed investment certificates and term deposits with varying terms to maturity (not exceeding two years) issued by major Canadian banks, selected with regard to the expected timing of expenditures for continuing operations and prevailing interest rates. The fair value of our cash investments as at December 31, 2015 equal to the face value of those investments and the value reported in our balance sheet.  Due to the relatively short-term nature of the investments that we hold, we do not believe that the results of operations or cash flows would be affected to any significant degree by a sudden change in market interest rates relative to our investment portfolio.  Our debt instrument sensitive to changes in interest rate is our warrant liability with its fair value determined using the Black-Scholes model, which uses interest rate as an input. We have estimated the effects on our warrant liability based on a one percentage point hypothetical adverse change in interest rates as of December 31, 2015 and 2014. We determined the hypothetical fair value using the same Black-Scholes model, and determined that an increase in the interest rates of one percentage point would have had an adverse change to our warrant liability of $0.01 million and $0.01 million as of December 31, 2015 and 2014, respectively.

Foreign currency exchange risk

In addition, we are exposed to market risk related to changes in foreign currency exchange rates. We have not entered into any agreements or purchased any instruments to hedge possible currency risks at this time.  We manage our US dollar exchange rate risk by, whenever possible, using cash received from US dollar revenues and financing to pay US dollar expenses. Given our increasing level of US dollar expenses, our policy is to maintain US and Canadian dollar cash and investment balances based on long term forecasts of currency needs thereby creating a natural currency hedge. As of December 31, 2015 and 2014, an adverse change of one percentage point in the foreign currency exchange rates of Canadian to US dollars would have resulted in an incremental loss of $2.1 million and $0.7 million, respectively. We recorded foreign exchange gains of $21.8 million and $4.1 million for the fiscal years ended December 31, 2015 and 2014, respectively.

On January 1, 2016, our functional currency changed from the Canadian dollar to the U.S. dollar based on our analysis of changes in the primary economic environment in which we operate. We will continue to incur substantial expenses and hold cash and investment balances in Canadian dollars, and as such, will remain subject to risks associated with foreign currency fluctuations.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of Arbutus Biopharma Corporation

We have audited the accompanying consolidated balance sheets of Arbutus Biopharma Corporation as of December 31, 2015 and December 31, 2014 and the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows each of the years in the three-year period ended December 31, 2015. These consolidated financial statements are the responsibility of Arbutus Biopharma Corporation’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Arbutus Biopharma Corporation as of December 31, 2015 and December 31, 2014, and its consolidated results of operations and its consolidated cash flows each of the years in the three-year period ended December 31, 2015 in conformity with US generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Arbutus Biopharma Corporation’s internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 9, 2016 expressed an unqualified opinion on the effectiveness of Arbutus Biopharma Corporation’s internal control over financial reporting.

/s/ KPMG LLP
Chartered Accountants
March 9, 2016

Vancouver, Canada

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of Arbutus Biopharma Corporation

We have audited Arbutus Biopharma Corporation’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Arbutus Biopharma Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Arbutus Biopharma Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) .

We also have audited, in accordance with Canadian generally accepted auditing standards and the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Arbutus Biopharma Corporation as of December 31, 2015 and 2014, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2015, and our report dated March 9, 2016 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP
Chartered Accountants
March 9, 2016
Vancouver, Canada

ARBUTUS BIOPHARMA CORPORATION
(formerly Tekmira Pharmaceuticals Corporation)
Consolidated Balance Sheets
(Expressed in thousands of US Dollars, except share and per share amounts)
(Prepared in accordance with US GAAP)

	December 31, 2015	December 31, 2014
Assets
Current assets:
Cash and cash equivalents	$166,779	$72,187
Short-term investments (note 2)	14,525	39,974
Accounts receivable	1,008	1,903
Accrued revenue	128	538
Investment tax credits receivable	246	86
Prepaid expenses and other assets (note 7(a))	1,196	1,730
Total current assets	183,882	116,418
Property and equipment (note 5)	12,912	12,959
Less accumulated depreciation (note 5)	(9,729)	(11,199)
Property and equipment, net of accumulated depreciation (note 5)	3,183	1,760
Long-term investments (note 2)	10,070	—
Intangible assets (note 3)	352,642	—
Goodwill (note 3)	162,514	—
Total assets	$712,291	$118,178
Liabilities and stockholders' equity
Current liabilities:
Accounts payable and accrued liabilities (note 11)	$8,827	$9,328
Deferred revenue (note 4)	868	5,779
Warrants (notes 2 and 6)	883	5,099
Total current liabilities	10,578	20,206
Deferred revenue, net of current portion (note 4)	213	9,937
Contingent consideration (note 9)	7,497	—
Deferred tax liability (notes 3 and 8)	146,324	—
Total liabilities	164,612	30,143
Stockholders’ equity:
Common shares (note 6)
Authorized - unlimited number with no par value
Issued and outstanding: 54,570,691 (December 31, 2014 - 22,438,169)	834,240	290,004
Additional paid-in capital	30,206	26,208
Deficit	(266,985)	(205,864)
Accumulated other comprehensive loss	(49,782)	(22,313)
Total stockholders' equity	547,679	88,035
Total liabilities and stockholders' equity	$712,291	$118,178
Nature of business and future operations (note 1)
Contingencies and commitments (note 9)
Subsequent event (note 13)
See accompanying notes to the consolidated financial statements.

ARBUTUS BIOPHARMA CORPORATION
(formerly Tekmira Pharmaceuticals Corporation)
Consolidated Statements of Operations and Comprehensive Loss
(Expressed in thousands of US Dollars, except share and per share amounts)
(Prepared in accordance with US GAAP)

	Year ended December 31,
	2015	2014	2013
Revenue (note 4)
Collaborations and contracts	$13,309	$11,738	$10,425
Licensing fees, milestone and royalty payments	11,564	3,215	5,040
Total revenue	24,873	14,953	15,465

Expenses
Research, development, collaborations and contracts	51,505	38,713	21,458
General and administrative	26,438	8,683	5,546
Depreciation of property and equipment	589	529	613
Acquisition costs (note 3)	9,656	462	—
Impairment of intangible assets (note 3)	39,007	—	—
Total expenses	127,195	48,387	27,617

Loss from operations	(102,322)	(33,434)	(12,152)

Other income (losses)
Interest income	674	853	540
Foreign exchange gains	21,771	4,127	1,079
Decrease (increase) in fair value of warrant liability (note 2)	3,341	(10,383)	(3,530)
Increase in fair value of contingent consideration (note 2)	(770)	—	—
Total other income (losses)	$25,016	$(5,403)	$(1,911)

Loss before income taxes	(77,306)	(38,837)	(14,063)

Deferred income tax recovery (notes 3 and 8)	16,185	—	—
Net loss	$(61,121)	$(38,837)	$(14,063)

Loss per common share
Basic	$(1.34)	$(1.80)	$(0.92)
Diluted	$(1.34)	$(1.80)	$(0.92)
Weighted average number of common shares
Basic	45,462,324	21,603,136	15,302,680
Diluted	45,462,324	21,603,136	15,302,680
Other Comprehensive loss
Cumulative translation adjustment	(27,469)	(6,489)	(3,135)
Comprehensive loss	$(88,590)	$(45,326)	$(17,198)

See accompanying notes to the consolidated financial statements.

ARBUTUS BIOPHARMA CORPORATION
(formerly Tekmira Pharmaceuticals Corporation)
Consolidated Statement of Stockholders’ Equity
(Expressed in thousands of US Dollars, except share and per share amounts)
(Prepared in accordance with US GAAP)

	Number of shares	Share capital	Additional paid-in capital	Deficit	Accumulated other comprehensive loss	Total stockholders' equity
Balance, December 31, 2012	14,305,356	$181,786	$24,786	$(152,964)	$(12,689)	$40,919

Stock-based compensation	—	—	903	—	—	903
Issuance of common shares pursuant to exercise of options	125,596	735	(346)	—	—	389
Issuance of common shares pursuant to exercise of warrants	305,448	2,143	—	—	—	2,143
Issuance of common shares in conjunction with the private offering, net of issuance costs of $2,462,000	4,312,500	32,038	—	—	—	32,038
Currency translation adjustment	—	—	—	—	(3,135)	(3,135)
Net loss	—	—	—	(14,063)	—	(14,063)
Balance at December 31, 2013	19,048,900	216,702	25,343	(167,027)	(15,824)	59,194

Stock-based compensation	—	—	3,283	—	—	3,283
Issuance of common shares pursuant to exercise of options	648,506	5,034	(2,418)	—	—	2,616
Issuance of common shares pursuant to exercise of warrants	615,763	11,791	—	—	—	11,791
Issuance of common shares in conjunction with the private offering, net of issuance costs of $4,085,000	2,125,000	56,477	—	—	—	56,477
Currency translation adjustment	—	—	—	—	(6,489)	(6,489)
Net loss	—	—	—	(38,837)	—	(38,837)
Balance at December 31, 2014	22,438,169	290,004	26,208	(205,864)	(22,313)	88,035

Stock-based compensation	—	16,687	5,406	—	—	22,093
Issuance of common shares pursuant to exercise of options	640,457	4,186	(2,535)	—	—	1,651
Issuance of common shares pursuant to exercise of warrants	18,750	371	—	—	—	371
Issuance of common shares in conjunction with the public offering, net of issuance costs of $9,700,000	7,500,000	142,177	—	—	—	142,177
Increase of equity instruments in conjunction with the acquisition of Arbutus Inc. (note 3)	23,973,315	380,815	1,127	—	—	381,942
Currency translation adjustment	—	—	—	—	(27,469)	(27,469)
Net loss	—	—	—	(61,121)	—	(61,121)
Balance at December 31, 2015	54,570,691	$834,240	$30,206	$(266,985)	$(49,782)	$547,679

See accompanying notes to the consolidated financial statements.

ARBUTUS BIOPHARMA CORPORATION
(formerly Tekmira Pharmaceuticals Corporation)
Consolidated Statements of Cash Flows
(Expressed in thousands of US Dollars, except share and per share amounts)
(Prepared in accordance with US GAAP)

	Year ended December 31,
	2015	2014	2013
OPERATING ACTIVITIES
Net loss for the period	$(61,121)	$(38,837)	$(14,063)
Items not involving cash:
Deferred income taxes (notes 3 and 8)	(16,185)	—	—
Depreciation of property and equipment	589	529	613
Gain on sale of property and equipment	—	(80)	—
Stock-based compensation - research, development, collaborations and contract expenses	7,869	2,343	622
Stock-based compensation - general and administrative expenses	14,224	940	281
Unrealized foreign exchange (gains) losses	(21,966)	(4,218)	(18)
Change in fair value of warrant liability	(3,341)	10,383	3,530
Change in fair value of contingent consideration	770	—	—
Impairment of intangible assets (note 3)	39,007	—	—
Net change in non-cash operating items:
Accounts receivable	628	(1,887)	889
Accrued revenue	349	(360)	2,008
Deferred expenses	—	167	231
Investment tax credits receivable	(188)	(52)	(31)
Prepaid expenses and other assets	159	(773)	(776)
Accounts payable and accrued liabilities	(2,489)	6,253	130
Deferred revenue	(13,090)	13,171	(153)
Net cash used in operating activities	(54,785)	(12,421)	(6,737)

INVESTING ACTIVITIES
Disposition (acquisition) of investments	9,645	(41,982)	—
Cash acquired through acquisition (note 3)	324	—	—
Proceeds from sale of property and equipment	—	80	—
Acquisition of property and equipment	(2,287)	(1,056)	(725)
Net cash provided by (used in) investing activities	7,682	(42,958)	(725)

FINANCING ACTIVITIES
Proceeds from issuance of common shares, net of issuance costs	142,177	56,477	32,038
Issuance of common shares pursuant to exercise of options	1,651	2,616	389
Issuance of common shares pursuant to exercise of warrants	42	1,583	289
Net cash provided by financing activities	143,870	60,676	32,716

Effect of foreign currency rate changes on cash and cash equivalents	(2,175)	(1,827)	(3,561)

Increase in cash and cash equivalents	94,592	3,470	21,693
Cash and cash equivalents, beginning of period	72,187	68,717	47,024
Cash and cash equivalents, end of period	$166,779	$72,187	$68,717

Supplemental cash flow information
Fair value of warrants exercised on a cashless basis	$—	$(116)	$1,404
Investment tax credits received	$24	$—	$10
Acquisition of Arbutus Inc. net of cash acquired	$381,618	$—	$—

See accompanying notes to the consolidated financial statements.

ARBUTUS BIOPHARMA CORPORATION
(formerly Tekmira Pharmaceuticals Corporation)

Notes to Consolidated Financial Statements
(Tabular amounts in thousands of US Dollars, except share and per share amounts)

1. Nature of business and future operations

Arbutus Biopharma Corporation (the “Company” or “Arbutus”) is a Canadian biopharmaceutical business dedicated to discovering, developing, and commercializing a cure for patients suffering from chronic hepatitis B infection (HBV), a disease of the liver caused by the hepatitis B virus (“HBV”). The Company is also developing a pipeline focused on advancing novel RNA interference therapeutics (RNAi) leveraging the Company’s expertise in Lipid Nanoparticle (LNP) technology.

Effective July 31, 2015, the corporate name changed from Tekmira Pharmaceuticals Corporation (Tekmira) to Arbutus Biopharma Corporation. Also effective July 31, 2015, the corporate name of the wholly-owned subsidiary, OnCore Biopharma, Inc. (OnCore) changed to Arbutus Biopharma, Inc. (Arbutus Inc.). Including Arbutus Inc., the Company has four wholly-owned subsidiaries: Protiva Biotherapeutics Inc. (Protiva), Protiva Biotherapeutics (USA) Inc. (Protiva USA), and Protiva Agricultural Development Company Inc. (“PADCo”). In March 2016, Monsanto exercised its option to acquire 100% of the outstanding shares in PADCo - refer to note 13 subsequent events.

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

2. Significant accounting policies

Basis of presentation

Arbutus Biopharma Corporation (formerly Tekmira Pharmaceuticals Corporation) was incorporated on October 6, 2005 as an inactive wholly owned subsidiary of Inex Pharmaceuticals Corporation (Inex). Pursuant to a “Plan of Arrangement” effective April 30, 2007, the business and substantially all of the assets and liabilities of Inex were transferred to the Company. The consolidated financial statements for all periods presented herein include the consolidated operations of Inex until April 30, 2007 and the operations of the Company thereafter.

The Company has four wholly-owned subsidiaries as at December 31, 2015: Arbutus Biopharma, Inc. (formerly OnCore Biopharma, Inc.) Protiva Biotherapeutics Inc. (Protiva), Protiva Biotherapeutics (USA) Inc. (Protiva USA), and Protiva Agricultural Development Company Inc. (“PADCo”). Protiva and Protiva USA were acquired on May 30, 2008. PADCo was incorporated on January 9, 2014. Arbutus Inc. was acquired by way of a Merger Agreement on March 4, 2015, which included Arbutus Inc.'s wholly-owned subsidiary, Enantigen Therapeutics, Inc. (Enantigen) - see note 3. Enantigen was merged with Arbutus Inc. on September 30, 2015.

These consolidated financial statements include the accounts of the Company and three of its wholly-owned subsidiaries, Arbutus Inc., Protiva and Protiva USA. All intercompany transactions and balances have been eliminated on consolidation.

The Company records its investment in PADCo using the equity method. The Company has determined that PADCo is a variable interest entity (“VIE”) of which it is not the primary beneficiary. The Company is not the primary beneficiary as it does not have the power to make decisions that most significantly affect the economic performance of the VIE nor does the Company have the right to receive benefits or the obligation to absorb losses that in either case could potentially be significant to the VIE. PADCo is described further in note 4(b). In March 2016, Monsanto exercised its option to acquire PADCo - refer to note 13 subsequent events.

Use of estimates

The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions about future events that affect the reported amounts of assets, liabilities, revenue, expenses, contingent assets and contingent liabilities as at the end or during the reporting period. Actual results could significantly differ from those estimates. Significant areas requiring the use of management estimates relate to purchase price allocation, valuation of intangible assets and goodwill, recognition of revenue, stock-based compensation, valuation of warrant liability and financial instrument, and the amounts recorded as accrued liabilities, contingent consideration, and income tax recovery.

Cash and cash equivalents

Cash and cash equivalents are all highly liquid instruments with an original maturity of three months or less when purchased. Cash equivalents are recorded at cost plus accrued interest. The carrying value of these cash equivalents approximates their fair value.

Short-term and long-term investments

The Company acquired guaranteed investment certificates and a term deposit during the year, which are classified as short-term and long-term investments on the balance sheet respectively. Short-term investments have original maturities exceeding three months, and have remaining maturities less than one year. Long-term investments have remaining maturities exceeding twelve months. Short-term and long-term investments accrue interest daily based on a fixed interest rate for the term. The carrying value of these investments are recorded at cost plus accrued interest, which approximates their fair value. All investments are governed by the Board approved Investment Policy for the Company.

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

The Company’s financial instruments consist of cash and cash equivalents, short-term and long-term investments, accounts receivable, accounts payable and accrued liabilities, warrants and financial instruments. Long-term investments approximate fair value due to the interest rates being at prevailing market rates.

The carrying values of cash and cash equivalents, short-term investments, accounts receivable and accounts payable and accrued liabilities approximate their fair values due to the immediate or short-term maturity of these financial instruments.

As quoted prices for the warrants are not readily available, the Company has used a Black-Scholes pricing model, as described in note 6, to estimate fair value. These are level 3 inputs as defined above.

The Company used a discounted cash flow model to determine the fair value of the financial instrument related to Monsanto’s call option to acquire the equity or all of the assets of PADCo, as described in note 4. The fair value was determined at the date of recognition, and at each reporting date. The initial fair value of the financial instrument was nil, and there has been no change to its fair value as at December 31, 2015. The assumptions used in the discounted cash flow model are level 3 inputs as defined above.

To determine the fair value of the contingent consideration, the Company uses a probability weighted assessment of the likelihood the milestones would be met and the estimated timing of such payments, and then the potential contingent payments were discounted to their present value using a probability adjusted discount rate that reflects the early stage nature of the development program, time to complete the program development, and overall biotech indices, as in note 9. The fair value was determine at the date of recognition to be $6,727,000. The Company determined the fair value of the contingent consideration has increased by $770,000 to $7,497,000 and the increase in fair value has been recorded in other losses in the statement of operations and comprehensive loss for the year-ended December 31, 2015. The assumptions used in the discounted cash flow model are level 3 inputs as defined above.

The following tables present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis, and indicates the fair value hierarchy of the valuation techniques used to determine such fair value:

	Level 1	Level 2	Level 3	December 31, 2015
Assets
Cash and cash equivalents	$166,779	—	—	$166,779
Guaranteed investment certificate	14,525	—	—	14,525
Term deposit	10,070	—	—	10,070
Total	$191,374	—	—	$191,374
Liabilities
Warrants	—	—	$883	$883
Contingent consideration	—	—	7,497	7,497
Financial instrument	—	—	—	—
Total	—	—	$8,380	$8,380

	Level 1	Level 2	Level 3	December 31, 2014
Assets
Cash and cash equivalents	$72,187	—	—	$72,187
Guaranteed investment certificates	39,974	—	—	39,974
Total	$112,161	—	—	$112,161
Liabilities
Warrants	—	—	$5,099	$5,099
Financial instrument	—	—	—	—
Total	—	—	$5,099	$5,099

The following table presents the changes in fair value of the Company’s warrants:

	Liability at beginning of the period	Warrants issued in the period	Fair value of warrants exercised in the period	Increase (decrease) in fair value of warrants	Foreign exchange loss	Liability at end of the period
Year ended December 31, 2013	$4,015	$—	$(1,854)	$3,530	$(312)	$5,379
Year ended December 31, 2014	$5,379	—	$(10,208)	$10,383	$(455)	$5,099
Year ended December 31, 2015	$5,099	—	$(334)	$(3,341)	$(541)	$883

The following table presents the changes in fair value of the Company’s contingent consideration:

	Liability at beginning of the period (1)	Increase in fair value of contingent consideration	Liability at end of the period
Year ended December 31, 2015	$6,727	$770	$7,497

 (1) As at acquisition date of March 4, 2015 - see note 3 below.

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

Property and equipment

Property and equipment is recorded at cost less impairment losses, accumulated depreciation, related government grants and investment tax credits. The Company records depreciation using the straight-line method over the estimated useful lives of the capital assets as follows:

	Useful life (years)
Laboratory equipment		5
Computer and office equipment	2	—	5
Furniture and fixtures		5

Leasehold improvements are depreciated over their estimated useful lives but in no case longer than the lease term, except where lease renewal is reasonably assured.

If there is a major event indicating that the carrying value of property and equipment may be impaired then management will perform an impairment test and if the carrying value exceeds the recoverable value, based on undiscounted future cash flows, then such assets are written down to their fair values.

Goodwill and intangible assets

The costs incurred in establishing and maintaining patents for intellectual property developed internally are expensed in the period incurred.

Intangible assets consist of in-process research and development arising from the Company’s acquisition of Arbutus Inc. - see note 3. In-process research and development (IPR&D) intangible assets are classified as indefinite-lived and are not amortized. IPR&D becomes definite-lived upon the completion or abandonment of the associated research and development efforts. Intangible assets with finite useful lives are amortized on a straight-line basis over their estimated useful lives, which are the respective patent terms. Amortization begins when intangible assets with finite lives are put into use. If there is a major event indicating that the carrying value of intangible assets may be impaired, then management will perform an impairment test and if the carrying value exceeds the recoverable value, based on discounted future cash flows, then such assets are written down to their fair values.

Goodwill represents the excess of purchase price over the value assigned to the net tangible and identifiable intangible assets of Arbutus Inc. - see note 3. Goodwill has an indefinite accounting life and is therefore not amortized. Instead, goodwill is subject to a two-step impairment test on an annual basis, unless the Company identifies impairment indicators that would require earlier testing. The first step compares the fair value of the reporting unit to its carrying amount, which includes the goodwill. When the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not to be impaired, and the second step of the impairment test is unnecessary. If the carrying amount exceeds the implied fair value of the reporting unit, the second step measures the amount of the impairment loss. If the carrying amount exceeds the fair value of the reporting unit, an impairment loss is recognized equal to that excess.

The Company reviews the recoverable amount of intangible assets on an annual basis, and the annual evaluation for goodwill is performed as of December 31 each year. In addition, the Company evaluates for events or changes in the business that could indicate impairment and earlier testing. Such indicators include, but are not limited to, on an ongoing basis: (a) industry and market considerations such as increased competitive environment or adverse change in legal factors including an adverse assessment by regulators; (b) an accumulation of costs significantly in excess of the amount originally expected for the development of the asset; (c) current period operating or cash flow loss combined with a history of operating or cash flow losses or a projection or forecast that demonstrates continuing losses associated with the use of the asset; and (d) if applicable, a sustained decrease in share price.

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

Income or loss per share

Income or loss per share is calculated based on the weighted average number of common shares outstanding. Diluted loss per share does not differ from basic loss per share for the years ended December 31, 2015, 2014 and 2013, since the effect of the Company’s stock options and warrants is anti-dilutive.

The following table sets out the computation of basic and diluted net income (loss) per common share:

	For the year ended December 31
	2015	2014	2013
Numerator:
Net loss	$(61,121)	$(38,837)	$(14,063)
Denominator:
Weighted average number of common shares	45,462,324	21,603,136	15,302,680
Basic income (loss) per common share	$(1.34)	$(1.80)	$(0.92)
Diluted income (loss) per common share	$(1.34)	$(1.80)	$(0.92)

For the year ended December 31, 2015, potential common shares of 2,899,331 were excluded from the calculation of income per common share because their inclusion would be anti-dilutive (December 31, 2014 – 2,221,233; December 31, 2013 – 3,064,767).

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

Foreign currency translation and change in reporting currency

The functional currency of the Company and two of its integrated subsidiaries (Protiva and Protiva USA), is the Canadian dollar, and the functional currency of Arbutus Inc. is the U.S. dollar. Foreign currency monetary assets and liabilities are translated into the functional currency at the rate of exchange prevailing at the balance sheet date. Non-monetary assets and liabilities are translated at historical exchange rates. The previous month’s average rate of exchange is used to translate revenue and expense transactions. Exchange gains and losses are included in income or loss for the period.
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

On January 1, 2016, the Company changed its functional currency from the Canadian dollar to the U.S. dollar based on management's analysis of the changes in the primary economic environment in which the Company operates. The change in functional currency is accounted for prospectively from January 1, 2016 and financial statements prior to and including the year-ended December 31, 2015 have not been restated for the change in functional currency.

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

Stock-based compensation

The Company grants stock options to employees and directors pursuant to a share incentive plan described in note 6. Compensation expense is recorded for issued stock options using the fair value method with a corresponding increase in additional paid-in capital. Any consideration received on the exercise of stock options is credited to share capital.

The fair value of stock options is measured at the grant date and amortized on a straight-line basis over the vesting period.

Replacement awards

Replacement awards are share-based payment awards exchanged for awards held by employees of Arbutus Inc. As part of the Company’s acquisition of Arbutus Inc., Arbutus shares were exchanged for Arbutus Inc.’s shares subject to repurchase rights held by Arbutus Inc.’s employees - see note 3.

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

The replacement awards consist of common shares that were issued at acquisition. Accordingly, as stock compensation expense related to these awards is recognized, share capital is increased by a corresponding amount. Replacement awards are excluded in the calculation of basic net income (loss) per share until the repurchase rights have expired.

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

Segment information

The Company operates in a single reporting segment. Substantially all of the Company’s revenues to date were earned from customers or collaborators based in the United States. Substantially all of the Company’s premises, property and equipment are located in Canada and the United States.

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842): Recognition and Measurement of Financial Assets and Financial Liabilities. The update supersedes Topic 840, Leases and requires the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases under previous GAAP. Topic 842 retains a distinction between finance leases and operating leases, with cash payments from operating leases classified within operating activities in the statement of cash flows. The amendments in this update are effective for fiscal years beginning after December 15, 2018 for public business entities, which for the Company means January 1, 2019. The Company does not plan to early adopt this update. The extent of the impact of this adoption has not yet been determined.

In September 2015, the FASB issued ASU 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments. The update eliminates the requirement to retrospectively adjust the provisional amounts recognized at the acquisition date with a corresponding adjustment to goodwill during the measurement period when new information is obtained about the facts and circumstances that existed as of the acquisition date, that if known, would have affected the measurement of the amounts initially recognized or would have resulted in the recognition of additional assets or liabilities. The amendments in this update are effective for fiscal years beginning after December 15, 2015, which for the Company means January 1, 2016, and should be applied prospectively to adjustments to provisional amounts that occur after the effective date of this update. Early application is permitted for financial statements that have not been issued. The Company has adopted this update and applied it to the acquisition of Arbutus Inc.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (ASC 606). The standard is intended to clarify the principles for recognizing revenue and to develop a common revenue standard for U.S. GAAP and IFRS by creating a new Topic 606, Revenue from Contracts with Customers. This guidance supersedes the revenue recognition requirements in ASC 605, Revenue Recognition, and supersedes some cost guidance included in Subtopic 605-35, Revenue Recognition - Construction-Type and Production-Type Contracts. The core principle of the accounting standard is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those good or services. The amendments should be applied by either (1) retrospectively to each prior reporting period presented; or (2) retrospectively with the cumulative effect of initially applying this ASU recognized at the date of initial application. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date to defer the effective date of Update 2014-09 for all entities by one year. The new guidance would be effective for fiscal years beginning after December 15, 2017, which for the Company means January 1, 2018. Entities are permitted to adopt in accordance with the original effective date if they choose. The Company has not yet determined the extent of the impact of adoption.

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements - Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. The update is intended to provide guidance in GAAP about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. Under amendments to GAAP, the assessment period is within one year after the date that the financial statements are issued (or available to be issued). The amendments are effective for the annual period ending after December 15, 2016, which for the Company means January 1, 2017, and for annual periods and interim periods thereafter. Early application is permitted. The Company does not plan to early adopt this update. The extent of the impact of this adoption has not yet been determined.

3. Merger with Arbutus Biopharma, Inc. (formerly OnCore BioPharma, Inc.)

(a)      Purchase Price Allocation

On January 11, 2015, the Company entered into a Merger Agreement to acquire 100% of the outstanding shares of Arbutus Inc. (formerly OnCore Biopharma, Inc.) and its wholly-owned subsidiary, Enantigen (see note 9). Arbutus Inc. was a privately owned U.S. company focused on discovery, development and commercialization of an all-oral cure regimen for patients with HBV. The merger was approved by the Company’s shareholders on March 3, 2015 and closed on March 4, 2015. Arbutus Inc.’s results of operations and fair value of assets acquired and liabilities assumed are included in the Company’s consolidated financial statements from the date of acquisition.

The transaction has been accounted for using the acquisition method based on ASC 805, Business Combinations, with Arbutus (formerly Tekmira) identified as the acquirer, based on managements’ analysis and evaluation of the form of the acquisition, the relative contribution and rights of the predecessor groups post-closing, and the relative number of shares issued by the Company on acquisition of Arbutus Inc. Under the acquisition method, the consideration transferred is measured at fair value; common shares as consideration are issued at the market price as at the acquisition date. The excess of the purchase price over the preliminary fair value assigned to the net assets acquired has been recorded as goodwill. Acquisition costs were expensed as incurred. The Company recorded $9,656,000 of acquisition costs for the year ended December 31, 2015 (2014 - $462,000).

The Company issued consideration with a total fair value of $381,942,000 on acquisition. Of this consideration, 23,973,315 common shares were issued, which is comprised of 20,347,906 common shares issued without subjects and 3,625,412 common shares issued to Arbutus Inc.’s founding executives and subject to repurchase provisions. The fair value of the common shares issued without subjects has been determined to be the Company’s NASDAQ closing price of $18.26 on the date prior to the acquisition’s consummation, March 4, 2015. The total fair value of the common shares issued subject to repurchase provision has been determined to be $66,196,000, using the Black-Scholes pricing model with assumed risk-free interest rate of 0.74%, volatility of 81%, a zero dividend yield and an expected life of 4 years. Of the total fair value, $9,262,000 has been attributed as pre-combination service and included as part of the total acquisition consideration. The post-combination attribution of $56,934,000 will be recognized as compensation expense over the period of expiry of repurchase provision rights and is not included in the total acquisition consideration. In July 2015, in conjunction with amendments to the employment contracts of Arbutus Inc.’s founding executives, the Company amended the repurchase provision rights period of expiry from August 2018 to August 2017. This amendment results in an acceleration of compensation expense recognized in each subsequent period by approximately $1,900,000 per quarter, effective in Q3 2015. The Company recorded $16,687,000 in stock-based compensation expense related to services performed during the period of expiration of repurchase provision rights from the acquisition date through to December 31, 2015.

As at the acquisition date, 3,625,412 shares were issued and outstanding which were and continue to remain subject to a repurchase provision. Subsequent to the acquisition date and the July 2015 amendment to the repurchase provision rights, the rights expire at a rate of 302,120 on November 30, 2015 and February 29, 2016 and at a rate of 503,552 shares every three months thereafter commencing May 31, 2016.

The Company has further reserved 184,332 shares for the future exercise of Arbutus Inc. stock options. The total fair value of Arbutus Inc. stock options at the date of acquisition has been determined to be $3,287,000, using the Black-Scholes pricing model with an assumed risk-free interest rate of 0.97%, volatility of 78%, a zero dividend yield and an expected life of 8 years, which are consistent with the assumption inputs used by the Company to determine the fair value of its options. Of the total fair value, $1,127,000 has been attributed as pre-combination service and included as part of the total acquisition consideration. The post-combination attribution of $2,160,000 will be recognized as compensation expense over the vesting period of the stock options through to December 2018. The Company has included $463,000 compensation expense related to the vesting of Arbutus Inc. stock options from the acquisition date through to December 31, 2015.

The aggregate fair value of consideration transferred to acquire Arbutus Inc.’s outstanding shares has been determined to be $381,942,000, and has been attributed to fair values of assets acquired and liabilities assumed. The Company has refined the preliminary allocation of the purchase price for intangible assets, goodwill, contingent consideration and deferred tax liability from what was disclosed in prior periods. The following table summarizes the Company’s finalized purchase price allocation as at December 31, 2015:

Consideration paid:
Common shares issued without subjects	$371,553
Common shares issued subject to repurchase provision	9,262
Common shares issuable for Arbutus Inc. stock options	1,127
$381,942

Identifiable assets acquired and liabilities assumed:
Cash	$324
Prepaid expenses and other assets	116
Accounts receivable	8
Property and equipment	147
Acquired intangible assets	391,649
Goodwill	162,514
Accounts payable and accrued liabilities	(3,580)
Other non-current liabilities (note 9)	(6,727)
Deferred income tax liability	(162,509)
Total purchase price allocation	$381,942

The fair value of intangible assets is estimated to be $391,649,000. The fair value of each IPR&D asset is estimated using the income approach. The income approach uses valuation techniques to discount future economic benefits attributed to the subject intangible asset to a present value. Present value is based on current market expectations about those future amounts and includes management’s estimates of risk-adjusted future incremental earnings that may be achieved upon regulatory approval, promotion, and distribution associated with the rights and includes estimated cash flows of approximately 20 years and a discount rate of approximately 13.7%. The identifiable intangible assets acquired consist of in-process research and development (IPR&D) HBV assets, as summarized in the table below:

IPR&D – Cyclophilins	$39,007
IPR&D – Immune Modulators	183,103
IPR&D – Antigen Inhibitors	36,437
IPR&D – cccDNA Sterilizers	133,102
Total IPR&D	$391,649

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

Based on the fair values above, an amount of $162,514,000 has been allocated to goodwill, which represents the excess of the purchase price over the fair values assigned to the net assets acquired. Goodwill is attributable to synergies expected to arise after the Company’s acquisition of Arbutus Inc. The full amount of the value of goodwill has been assigned to the entire Company, since management has determined that the Company has only one reporting unit. The goodwill is not deductible for tax purposes, and is not amortized, but will be evaluated for impairment on an annual basis or more often if the Company identifies impairment indicators that would require earlier testing.

Reconciliation of preliminary to final purchase price allocation

During the year ended December 31, 2015, the Company finalized the purchase price allocation and made revisions to certain preliminary estimated fair values of assets acquired and liabilities assumed. The following table presents a summary of revisions and adjustments made to the preliminary estimates as previously disclosed to the finalized purchase price allocation:

	Preliminary Amounts Recognized as of Acquisition Date (1)	Measurement Period Adjustments (2)	Amounts Recognized as of Acquisition Date (as adjusted)
Purchase Price	$381,942	$—	$381,942

Identifiable assets acquired and liabilities assumed:
Cash	$324	$—	$324
Prepaid expenses and other assets	127	(11)	116
Accounts receivable	8	—	8
Property and equipment	147	—	147
Acquired intangible assets	389,652	1,997	391,649
Goodwill	155,865	6,649	162,514
Accounts payable and accrued liabilities	(3,580)	—	(3,580)
Other non-current liabilities (note 8)	(4,736)	(1,991)	(6,727)
Deferred income tax liability	(155,865)	(6,644)	(162,509)
Total purchase price allocation	$381,942	$—	$381,942

1.
The preliminary purchase price as of the acquisition date of March 4, 2015 as previously disclosed in the notes to consolidated financial statements included in the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2015.

2.	The measurement period is from the acquisition date of March 4, 2015 to the date the Company finalized the purchase price allocation on December 31, 2015.

The measurement period adjustment for intangible assets acquired was made as the Company revised certain royalty rates on future sales of various intangible assets acquired. This resulted in an increase in deferred income tax liability associated with the intangible assets. In addition, the Company revised its preliminary tax rate based on management's revised analysis of a combined federal and state tax rate in the jurisdiction in which the Company expects the deferred tax liability to be settled or realized.

The measurement period adjustment for other non-current liabilities relate to the contingent consideration payable to former Enantigen shareholders upon the achievement of certain regulatory, development and sales milestones, as described in note 9. The adjustment relates to management's revision to the probabilities used in a probability weighted assessment of the likelihood of milestones being met and timing of such payments.

Based on the above measurement period adjustments, the increase to goodwill of $6,649,000 results in a final goodwill allocation of $162,514,000. As described in note 2 and further below, the Company conducts its annual goodwill impairment test on December 31st.

Pro forma information

The amount of net loss of Arbutus Inc. included in the consolidated statements of operations from the acquisition date, through the period ended December 31, 2015 was $13,658,000. Arbutus Inc. did not earn any revenues from the acquisition date through the year-ended December 31, 2015.

The following table presents the unaudited pro forma results for the year ended December 31, 2015 and 2014. The pro forma financial information combines the results of operations of Arbutus, Arbutus Inc., Protiva, Protiva USA, and Enantigen as though the businesses had been combined as of the beginning of fiscal 2014. The pro forma financial information is presented for informational purposes only, and is not indicative of the results of operations that would have been achieved if the merger had taken place at the beginning of fiscal 2014. The pro forma financial information presented includes acquisition costs, amortization charges for acquired tangible assets, impairment charge on acquired intangible assets (as described in note 3b below), but does not include amortization charges for acquired intangible assets as these assets have not yet been put in use.

	Year ended
	December 31,
	2015	2014
Pro forma information
Gross Revenue	$24,873	$14,953
Loss from operations	(109,387)	(51,088)
Net loss	(67,416)	(56,491)
Basic and diluted loss per share	$(1.38)	$(1.24)

(b)      Impairment evaluations for intangible assets and goodwill

The Company evaluates the recoverable amount of intangible assets on an annual basis and performs an annual evaluation of goodwill as of December 31 each year, unless there is an event or change in the business that could indicate impairment and earlier testing.

Impairment of intangible assets

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

As noted above, the Company finalized its purchase price allocation during the fourth quarter of 2015 by making certain revisions to estimates which included adjustments to the fair value of individual intangible assets acquired. The fair value of cyclophilin inhibitors has been adjusted to be $39,007,000 as compared to management's best estimate of $37,990,000 previously written off in the third quarter. The incremental adjustment to fair value of $1,017,000 as well as the corresponding incremental adjustment to income tax benefit of $989,000 are cumulatively reflected in the Company's consolidated statement of operations and comprehensive loss for the year-ended December 31, 2015. For all other IPR&D, fair values of the intangible assets were calculated to be above the respective carrying values; therefore, no impairment was recorded. The following table summarizes the carrying values, net of impairment of the intangible assets as at December 31, 2015:

IPR&D – Cyclophilins	$—
IPR&D – Immune Modulators	183,103
IPR&D – Antigen Inhibitors	36,437
IPR&D – cccDNA Sterilizers	133,102
Total IPR&D	$352,642

Annual impairment evaluation of goodwill

On December 31, the Company conducted its annual impairment evaluation of goodwill. Goodwill was recorded as a result of the acquisition of Arbutus Inc. as described in note 3(a), and has a carrying value of $162,514,000. As part of the evaluation of the recoverability of goodwill, the Company has identified only one reporting unit to which the total carrying amount of goodwill has been assigned. The income approach is used to estimate the fair value of the reporting unit, which requires estimating future cash flows and risk-adjusted discount rates. Changes in these estimates and assumptions could materially affect the determination of fair value of the reporting unit and may result in impairment charges in future periods.

As at December 31, 2015, the fair value of the reporting unit exceeded the carrying value of the reporting unit, and as such the second step of the impairment test, which measures the amount of impairment charge, was not required. In addition to the income approach, the Company considered the market capitalization of approximately $242,844,000 as at December 31, 2015. Although the Company’s carrying value of $547,679,000 exceeded the market capitalization, the Company reconciled the income approach determination of fair value with the market capitalization by considering macroeconomic factors, and as such, the Company does not believe that market capitalization appropriately reflected the value of the Company for the purpose of testing goodwill impairment. No impairment charge on goodwill was recorded for the year ended December 31, 2015.

4. Collaborations, contracts and licensing agreements

The following tables set forth revenue recognized under collaborations, contracts and licensing agreements:

	Year ended December 31
	2015	2014	2013
Collaborations and contracts
DoD (a)	$6,764	$8,407	$9,806
Monsanto (b)	4,725	1,080	—
BMS (d)	—	1,741	526
Dicerna (e)	1,820	510	—
Other RNAi collaborators (g)	—	—	93
Total research and development collaborations and contracts	13,309	11,738	10,425
Licensing fees, milestone and royalty payments
Monsanto licensing fees and milestone payments (b)	10,256	2,744	—
Alnylam and Acuitas licensing fees and milestone payments (c)	15	150	5,000
Dicerna licensing fee (e)	1,053	131	—
Spectrum royalty payments (f)	240	190	40
Total licensing fees, milestone and royalty payments	11,564	3,215	5,040
Total revenue	$24,873	$14,953	$15,465

The following table sets forth deferred collaborations and contracts revenue:

	December 31, 2015	December 31, 2014
DoD (a)	$15	$313
Monsanto current portion (b)	—	4,245
Dicerna current portion (e)	853	1,221
Deferred revenue, current portion	868	5,779
Monsanto long-term portion (b)	—	8,666
Dicerna long-term portion (e)	213	1,271
Total deferred revenue	$1,081	$15,716

(a)      Contract with United States Government’s Department of Defense (“DoD”) to develop TKM-Ebola

On July 14, 2010, the Company signed a contract with the DoD to advance TKM-Ebola, an RNAi therapeutic utilizing the Company’s lipid nanoparticle technology to treat Ebola virus infection.

In the initial phase of the contract, funded as part of the Transformational Medical Technologies program, the Company was eligible to receive up to $34,700,000. This initial funding was for the development of TKM-Ebola including completion of preclinical development, filing an Investigational New Drug application with the United States Food and Drug Administration (“FDA”) and completing a Phase 1 human safety clinical trial. On May 8, 2013, the Company announced that the contract had been modified to support development plans that integrate recent advancements in lipid nanoparticle (“LNP”) formulation and manufacturing technologies. The contract modification increased the stage one targeted funding by an additional $6,970,000. On April 22, 2014, the Company and the DoD signed a contract modification to further increase the stage one targeted funding by $2,100,000 to $43,819,000. The additional funding was to compensate the Company for unrecovered overheads related to the temporary stop-work period that occurred in 2012 and to provide additional overhead funding should it be required.

The DoD had the option of extending the contract beyond the initial funding period to support the advancement of TKM-Ebola through to the completion of clinical development and FDA approval. Based on the contract’s budget this would have provided the Company with up to $140,000,000 in funding for the entire program. In December 2014, the DoD exercised an option valued at $7,000,000 to manufacture TKM-Ebola-Guinea, developed by the Company targeting the Ebola-Guinea strain responsible for the current outbreak in West Africa.

Under the contract, the Company is reimbursed for costs incurred, including an allocation of overhead costs, and is paid an incentive fee. At the beginning of the fiscal year, the Company estimates its labor and overhead rates for the year ahead. At the end of the year the actual labor and overhead rates are calculated and revenue is adjusted accordingly. The Company’s actual labor and overhead rates will differ from its estimated rates based on actual costs incurred and the proportion of the Company’s efforts on contracts and internal products versus indirect activities. Within minimum and maximum collars, the amount of incentive fee the Company can earn under the contract varies based on costs incurred versus budgeted costs.  During the contractual period, incentive fee revenue and total costs are impacted by management’s estimate and judgments which are continuously reviewed and adjusted as necessary using the cumulative catch-up method.  For the years ended December 31, 2014 and 2015, the Company believes it can reliably estimate the final contract costs so has recognized the portion of expected incentive fee which has been earned to date.

On October 1, 2015, the Company received formal notification from the DoD that, due to the unclear development path for TKM-Ebola and TKM-Ebola-Guinea, the Ebola-Guinea Manufacturing and the Ebola-Guinea IND submission statements of work had been terminated, subject to the completion of certain post-termination obligations.  The TKM-Ebola portion of the contract was completed in November 2015. The Company is currently conducting contract close out procedures with the DoD.

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

In May 2015, the arrangement was amended to extend the option period by approximately five months, with payments up to $2,000,000 for the extension period. From inception of the contract to December 31, 2015, the Company had received $19,300,000 from Monsanto. The amounts received relate to research services and use of the Company’s technology over the option period, and are recognized as revenue on a straight-line basis over the extended option period.

Following the completion of the Phase A extension period in October 2015, no further research activities were conducted under the arrangement, as Monsanto did not elect to proceed to Phase B of the research plan. As such, the Company revised its estimate of the option period, over which payments received from Monsanto is recognized as revenue, to be from inception to December 31, 2015 as the Company believes it no longer has any further obligations to provide future research activities to Monsanto. This resulted in the full release of Monsanto deferred revenue and a recognition of $14,981,000 in Monsanto revenue for the year-ended December 31, 2015.

Under the Agreements, the Company has established a wholly-owned subsidiary, PADCo. The Company has determined that PADCo is a variable interest entity (“VIE”); however, Monsanto is the primary beneficiary of the arrangement. PADCo was established to perform research and development activities, which have been funded by Monsanto in return for a call option to acquire the equity or all of the assets of PADCo. At any time during the option period, Monsanto may choose to exercise its option, in which case Monsanto would pay the Company an option exercise fee and would receive a worldwide, exclusive right to use the Company’s proprietary delivery technology in the field of agriculture. Monsanto may elect to terminate this option at their discretion. The Company retains all rights to therapeutics uses of all current intellectual property and intellectual property developed under the Agreements. The Company’s initial investment is not significant, and the Company has no implied or unfunded commitments and the maximum exposure to loss is limited to the amount of investment in the entity. The Company has included its investment in PADCo in other assets. There were no significant assets or liabilities for PADCo as at December 31, 2015. There was no equity income or loss with respect to PADCo recorded for the periods ended December 31, 2014 and December 31, 2015. In March 2016, Monsanto exercised its option to acquire 100% of the outstanding shares of PADCo and will pay the Company an exercise fee of $1,000,000 - refer to note 13 for the subsequent event.

(c)      License and collaboration with Alnylam Pharmaceuticals, Inc. (Alnylam) and Acuitas Therapeutics Inc. (Acuitas)

Milestone receipts and payments

In November 2013, Alnylam initiated a Phase III trial with ALN-TTR02, also known as patisiran, and the associated $5,000,000 development milestone was paid to the Company in December 2013. In addition, the Company earned a $150,000 milestone in March 2014 from Acuitas (formerly AlCana Technologies, Inc.) subsequent to Acuitas receiving a milestone payment from Alnylam with respect to Alnylam initiating a Phase III trial for ALN-TTR02.

In November 2013, the Company initiated Phase I/II clinical trial for TKM-PLK1, resulting in a milestone payment of $375,000 to Alnylam.

Arbitration with Alnylam and Ascletis Pharmaceuticals (Hangzhou) Co. Ltd. (“Ascletis”)

On June 21, 2013, the Company transferred manufacturing process technology to Ascletis to enable them to produce ALN-VSP, a product candidate licensed to them by Alnylam. The Company believed that under its licensing agreement with Alnylam, the technology transfer to Ascletis triggered a $5,000,000 milestone obligation from Alnylam to the Company. However, Alnylam demanded a declaration that the Company had not yet met its milestone obligations. The Company disputed Alnylam’s position. To remedy this dispute, the Company and Alnylam commenced arbitration proceedings as provided for under the agreement.  The hearing date for this arbitration took place in May 2015, and in March 2016, the arbitration proceeding with Alnylam has concluded resulting in no milestone payment to the Company.  The Company has not recorded any revenue in respect of this milestone for the year-ended December 31, 2015.

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

Revenue earned for the year-ended December 31, 2014 relates to batches shipped to BMS during the period. In August 2014, the agreement expired and both companies' obligations under the agreement ended.

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

The Company determined the deliverables under the Agreements included the rights granted, participation in the joint development committee, materials manufactured and other services provided, as directed under the joint development committee. The license and participation in the joint development committee have been determined by the Company to not have standalone value due to the uniqueness of the subject matter under the Agreements. Therefore, these deliverables are treated as one unit of accounting and recognized as revenue over the performance period, which the Company has estimated to be approximately 28 months as at December 31, 2015.

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

Manufacturing work orders are invoiced at the time of execution of the work order, at the initiation of manufacture, and at the release of materials. The Company has deferred the recognition of revenue on all cash deposit payments received for manufacturing work orders until acceptance of inventory.  Revenue from service work orders is recognized as the services are performed.

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

(f)      Agreements with Spectrum Pharmaceuticals, Inc. (“Spectrum”)

On May 6, 2006, the Company signed a number of agreements with Talon Therapeutics, Inc. (“Talon”, formerly Hana Biosciences, Inc.) including the grant of worldwide licenses (the “Talon License Agreement”) for three of the Company’s chemotherapy products, Marqibo®, Alocrest ™ (Optisomal Vinorelbine) and Brakiva ™ (Optisomal Topotecan).

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

Talon was acquired by Spectrum in July 2013. The acquisition did not affect the terms of the license between Talon and the Company. On September 3, 2013, Spectrum announced that they had shipped the first commercial orders of Marqibo. In the year ended December 31, 2015, the Company recorded $240,000 in Marqibo royalty revenue (2014 - $190,000, 2013 -$40,000). In the year ended December 31, 2015, the Company accrued $6,000 in royalties due to TPC in respect of the Marqibo royalty earned by the Company (see note 9).

 (g)      Other RNAi collaborators

 The Company had active research agreements with a number of other RNAi collaborators.

5. Property and equipment

December 31, 2015	Cost	Accumulated depreciation	Net book value
Lab equipment	$5,910	$(3,748)	$2,162
Leasehold improvements	4,681	(4,189)	492
Computer hardware and software	2,014	(1,487)	527
Furniture and fixtures	307	(305)	2
	$12,912	$(9,729)	$3,183

December 31, 2014	Cost	Accumulated depreciation	Net book value
Lab equipment	$5,021	$(4,451)	$570
Leasehold improvements	5,281	(4,796)	485
Computer hardware and software	2,293	(1,588)	705
Furniture and fixtures	364	(364)	—
	$12,959	$(11,199)	$1,760

As at December 31, 2015, all of the Company’s property and equipment are currently in use and no impairment has been recorded.

6. Share capital

(a)     Financing

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

(c)      Warrants to purchase common shares

During the year ended December 31, 2015, there were 18,750 warrants exercised for $42,000 in cash (December 31, 2014 – 610,478 warrants for $1,583,000) and no warrants were exercised using the cashless exercise provision (December 31, 2014 – 6,000 warrants for 5,285 common shares).

The following table summarizes the Company’s warrant activity for the years ended December 31, 2015 and 2014:

	Common shares purchasable upon exercise of warrants	Weighted average exercise price (C$)	Weighted average exercise price (US$)	Range of exercise prices (C$)			Range of exercise prices (US$)			Weighted average remaining contractual life (years)	Aggregate intrinsic value (C$)	Aggregate intrinsic value (US$)
Balance, December 31, 2013	1,014,728	$2.90	$2.72	$2.60	—	$3.35	$2.44	—	$3.15	2.7	$5,635	$5,298
Exercised	(616,478)	3.09	2.80	2.60	—	3.35	2.35	—	3.03
Balance, December 31, 2014	398,250	2.95	2.67	2.60	—	3.35	2.35	—	3.03	1.8	5,902	5,343
Exercised	(18,750)	2.88	2.25	2.60	—	3.35	2.03	—	2.62
Balance, December 31, 2015	379,500	$2.95	$2.13	$2.60	—	$3.35	$2.03	—	$2.62	0.8	$1,217	$879

The aggregate intrinsic value in the table above is calculated based on the difference between the exercise price of the warrants and the quoted price of the Company’s common stock as of the reporting date.

All of the Company’s warrants were exercisable as of December 31, 2015.

The weighted average Black-Scholes option-pricing assumptions and the resultant fair values are as follows for warrants outstanding at December 31, 2015 and 2014 are as follows:

	As at December 31
	2015	2014
Dividend yield	—%	—%
Expected volatility	49.07%	85.22%
Risk-free interest rate	0.48%	1.00%
Expected average term (years)	0.6 years	0.5 years
Fair value of warrants outstanding	$2.33	$12.80
Aggregate fair value of warrants outstanding	$883	$5,099
Number of warrants outstanding	379,500	398,250

The value of the Company’s warrants are particularly sensitive to changes in the Company’s share price and the estimated share price volatility.

(d)      Stock-based compensation

The Company has six share-based compensation plans; the “2007 Plan”, the “2011 Plan”, two “Designated Plans” (together, the “Arbutus Plans”), the “Protiva Option Plan”, and the "OnCore Option Plan" (see note 3 above).

On June 22, 2011, the shareholders of the Company approved an omnibus stock-based compensation plan (the “2011 Plan”). The Company’s pre-existing 2007 Plan was limited to the granting of stock options as equity incentive awards whereas the 2011 Plan also allows for the issuance of tandem stock appreciation rights, restricted stock units and deferred stock units (collectively, and including options, referred to as “Awards”). The 2011 Plan replaces the 2007 Plan. The 2007 Plan will continue to govern the options granted thereunder. No further options will be granted under the Company’s 2007 Plan.

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

Additionally, the Company granted a total of 200,000 options in 2013 to two executive officers in conjunction with their new appointments as executive officers. These options were granted in accordance with the policies of the Toronto Stock Exchange and pursuant to newly designated share compensation plans (the “Designated Plans”). The Designated Plans are governed by substantially the same terms as the 2011 Plan. Hereafter, information on options governed by the 2007 Plan, the 2011 Plan, and the Designated Plans is presented on a consolidated basis as the terms of the four plans are similar. Information on the Protiva Option Plan and the OnCore Option Plan is presented separately.

At the Company’s annual general and special meeting of shareholders on May 8, 2014 and July 9, 2015, the shareholders of the Company approved respectively, a 800,000 and a 3,500,000 increase in the number of stock-based compensation awards that the Company is permitted to issue.

Stock option activity for the Arbutus Plans

	Number of optioned common shares	Weighted average exercise price (C$)	Weighted average exercise price (US$)	Aggregate intrinsic value (C$)	Aggregate intrinsic value (US$)
Balance, December 31, 2012	1,648,846	$4.54	$4.54	$2,300	$2,301
Options granted	270,250	7.52	7.30
Options exercised	(124,246)	3.22	3.13	551	535
Options forfeited, canceled or expired	(64,085)	21.87	21.23
Balance, December 31, 2013	1,730,765	4.45	4.32	7,030	6,826
Options granted	431,125	13.63	12.34
Options exercised	(622,752)	4.62	4.18	7,650	6,926
Options forfeited, canceled or expired	(9,000)	8.20	7.42
Balance, December 31, 2014	1,530,138	6.95	6.29	16,573	15,004
Options granted	1,309,625	N/A	16.57
Options exercised	(398,293)	5.03	3.93	6,887	5,386
Options forfeited, canceled or expired	(151,207)	19.29	15.09
Balance, December 31, 2015	2,290,263	$15.53	$11.22	$1,376	$994

Options under the Arbutus Plans expire at various dates from March 28, 2016 to December 2, 2025.

The following table summarizes information pertaining to stock options outstanding at December 31, 2015 under the Arbutus Plans:

			Options outstanding December 31, 2015			Options exercisable December 31, 2015
Range of Exercise prices (US$)			Number of options outstanding	Weighted average remaining contractual life (years)	Weighted average exercise price (US$)	Number of options exercisable	Weighted average exercise price (US$)
$1.08	to	$1.37	102,800	4.9	$1.24	102,800	$1.24
$1.52	to	$1.88	120,475	5.8	1.66	120,475	1.66
$2.17	to	$2.78	83,000	2.9	2.56	83,000	2.56
$3.24	to	$4.70	288,960	5.4	3.84	268,900	3.83
$5.10	to	$7.50	261,923	7.7	6.33	175,112	6.12
$8.38	to	$10.04	176,813	8.7	9.35	99,189	9.24
$10.69	to	$13.39	129,417	8.2	11.93	79,252	11.90
$13.40	to	$17.57	1,126,875	9.2	17.02	10,002	17.57
$1.08	to	$17.57	2,290,263	7.9	$11.22	938,730	$4.98

At December 31, 2015, there were 938,730 options exercisable (December 31, 2014 - 1,088,908; December 31, 2013 – 1,377,091) . The weighted average remaining contractual life of exercisable options as at December 31, 2015 was 6.1 years.

The aggregate intrinsic value of in-the-money options exercisable at December 31, 2015 was $994,000.

A summary of the Company’s non-vested stock option activity and related information for the year ended December 31, 2015 is as follows:

	Number of optioned common shares	Weighted average fair value (C$)	Weighted average fair value (US$)
Non-vested at December 31, 2014	441,230	$9.30	$8.42
Options granted	1,309,625	15.20	11.89
Options vested	(250,461)	8.77	6.86
Non-vested options forfeited	(148,853)	14.27	11.16
Non-vested at December 31, 2015	1,351,541	$15.69	$11.34

The weighted average remaining contractual life for options expected to vest at December 31, 2015 was 9.1 years and the weighted average exercise price for these options was $15.54 (C$21.51) per share.

The aggregate intrinsic value of options expected to vest as at December 31, 2015 was $10,000 (December 31, 2014 - $2,626,000; December 31, 2013 -$943,000).

The total fair value of options that vested during the year ended December 31, 2015 was $1,718,000 (2014 - $2,505,000; 2013 -$955,000).

Valuation assumptions for the Arbutus Plans

On March 3, 2015, the Company de-listed from the Toronto Stock Exchange. All stock options granted after March 3, 2015 were denominated in US dollars based on the Company's stock price on the NASDAQ. The methodology and assumptions used to estimate the fair value of stock options at date of grant under the Black-Scholes option-pricing model remain unchanged. Assumptions on the dividend yield are based on the fact that the Company has never paid cash dividends and has no present intention to pay cash dividends. Assumptions about the Company’s expected stock-price volatility are based on the historical volatility of the Company’s publicly traded stock. The risk-free interest rate used for each grant is equal to the zero coupon rate for instruments with a similar expected life. Expected life assumptions are based on the Company’s historical data. Based on an analysis of its historical forfeitures, the Company has applied a forfeiture rate to all unvested options held as of December 31, 2015. The Company will record additional expense if the actual forfeitures are lower than estimated and will record a recovery of prior expense if the actual forfeitures are higher than estimated. The weighted average option pricing assumptions and the resultant fair values are as follows:

	Year ended December 31
	2015	2014	2013

Dividend yield	—%	—%	—%
Expected volatility	76.88%	101.08%	111.61%
Risk-free interest rate	1.10%	2.25%	2.39%
Expected average option term	7.5 years	8.8 years	9.6 years

Protiva Option Plan

On May 30, 2008, as a condition of the acquisition of Protiva Biotherapeutics Inc., a total of 350,457 common shares of the Company were reserved for the exercise of 519,073 Protiva share options (“Protiva Options”). The Protiva Options have an exercise price of C$0.30, were fully vested and exercisable as of May 30, 2008. As at December 31, 2015, the outstanding options expire at various dates from April 3, 2017 to March 1, 2018 and upon exercise each option will be converted into approximately 0.6752 shares of the Company (the same ratio at which Protiva common shares were exchanged for Company common shares at completion of the acquisition of Protiva). The Protiva Options are not part of the Arbutus Plans and the Company is not permitted to grant any further Protiva Options.

The following table sets forth outstanding options under the Protiva Option Plan:

	Number of Protiva Options	Equivalent number of Company common shares	Weighted average exercise price (C$)	Weighted average exercise price (US$)
Balance, December 31, 2012	475,885	321,299	$0.30	0.30
Options exercised	(2,000)	(1,350)	0.30	0.29
Options forfeited, canceled or expired	(1,000)	(675)	0.30	0.29
Balance, December 31, 2013	472,885	319,274	0.30	0.29
Options exercised	(38,145)	(25,754)	0.30	0.27
Options forfeited, canceled or expired	(1,000)	(675)	0.30	0.27
Balance, December 31, 2014	433,740	292,845	0.30	0.27
Options exercised	(358,675)	(242,164)	0.30	0.23
Options forfeited, canceled or expired	(8,065)	(5,445)	0.30	0.23
Balance, December 31, 2015	67,000	45,236	$0.30	$0.22

The weighted average remaining contractual life of exercisable Protiva Options as at December 31, 2015 was 1.8 years.

The aggregate intrinsic value of Protiva Options outstanding at December 31, 2015 was $187,000. The intrinsic value of Protiva Options exercised in the year ended December 31, 2015 was $1,249,000 (2014 - $378,000; 2013 -$8,000).

OnCore Option Plan

As described in note 3 above, as at the acquisition date, the Company reserved 184,332 shares for the future exercise of OnCore (Arbutus Inc.) stock options. The total fair value of OnCore stock options at the date of acquisition has been determined to be $3,287,000, using the Black-Scholes pricing model with an assumed risk-free interest rate of 0.97%, volatility of 78%, a zero dividend yield and an expected life of 8 years, which are consistent with the assumption inputs used by the Company to determine the fair value of its options. Of the total fair value, $1,127,000 has been attributed as pre-combination service and included as part of the total acquisition consideration. The post-combination attribution of $2,160,000 will be recognized as compensation expense over the vesting period of the stock options through to December 2018.

Following the merger, the Company is not permitted to grant any further options under the OnCore Option Plan. The Company has included $463,000 of compensation expense related to the vesting of Arbutus Inc. stock options from the acquisition date through to December 31, 2015, which includes an estimated forfeiture rate consistent with the Company's forfeiture estimate under the Arbutus Plans.

The following table sets forth outstanding options under the OnCore Option Plan:

	Number of OnCore Options	Equivalent number of Company common shares	Weighted average exercise price (US$)
Balance, March 4, 2015	183,040	184,332	$0.57
Options exercised	—	—	N/A
Options forfeited, canceled or expired	—	—	N/A
Balance, December 31, 2015	183,040	184,332	$0.57

At December 31, 2015, there were 86,658 OnCore options (87,269 Arbutus equivalent) exercisable with a weighted average exercise price of $0.57. The weighted average remaining contractual life of exercisable options as at December 31, 2015 was 8.9 years. The aggregate intrinsic value of in-the-money options exercisable at December 31, 2015 was $337,000.

A summary of the OnCore Option Plan's non-vested stock option activity and related information for the period from acquisition to December 31, 2015 is as follows:

	Number of OnCore Options	Equivalent number of Company common shares	Weighted average fair value (US$)
Non-vested at March 4, 2015	128,510	129,417	$16.42
Options vested	(32,128)	(32,354)	16.42
Non-vested options forfeited	—	—	N/A
Non-vested at December 31, 2015	96,382	97,063	$16.42

The weighted average remaining contractual life for options expected to vest at December 31, 2015 was 8.9 years and the weighted average exercise price for these options was $0.57 per share.

The aggregate intrinsic value of options expected to vest as at December 31, 2015 was $695,000.

The total fair value of options that vested during the period from acquisition on March 4, 2015 to December 31, 2015 was $620,000.

Stock-based compensation expense

Total stock-based compensation expense is comprised of: (1) the vesting options awarded to employees under the Arbutus and OnCore option plans calculated in accordance with the fair value method as described above; and (2) the expiration of repurchase rights related to the post-combination service portion of the total fair value of shares issued to Arbutus Inc.'s employees as described in note 3 above.

The total stock-based compensation has been recorded in the consolidated statement of operations and comprehensive income (loss) as follows:

	Year ended December 31
	2015	2014	2013
Research, development, collaborations and contracts expenses	$7,868	$2,343	$622
General and administrative expenses	14,225	940	281
Total	$22,093	$3,283	$903

At December 31, 2015, there remains $11,972,000 of unearned compensation expense related to unvested employee stock options to be recognized as expense over a weighted-average period of approximately 16 months, as well as a remaining $35,967,000 unearned compensation expense related to unexpired repurchase rights on shares issued to Arbutus Inc. employees to be recognized as expense over a weighted average period of approximately 12 months.

Awards outstanding and available for issuance

Combining all of the Company’s share-based compensation plans, at December 31, 2015, the Company has 2,519,831 options outstanding and a further 3,135,980 Awards available for issuance.

7. Government grants and refundable investment tax credits

Government grants and refundable investment tax credits have been recorded as a reduction in research and development expenses.

(a) Government grants

On December 22, 2014, the Company entered into a Manufacturing and Clinical Trial Agreement with the University of Oxford to provide the new TKM-Ebola-Guinea therapeutic product for clinical studies in West Africa. The University of Oxford is the representative of the International Severe Acute Respiratory and Emerging Infection Consortium (ISARIC), who conducted clinical studies of TKM-Ebola-Guinea in Ebola virus infected patients, with funding provided by the Wellcome Trust. In January 2015, the Company received $1,098,000 from ISARIC for materials manufactured and used in the March 2015 TKM-Ebola-Guinea Phase II single arm trial conducted in Sierra Leone. In June 2015, the Company announced closing of the enrollment for the trial as it reached a futility boundary, which was a predefined statistical endpoint. No further funding is expected under this grant.

Government grants for the year ended December 31, 2015 include $1,245,000 in funding from the U.S. National Institutes of Health (2014 - $172,000).

(b) Refundable investment tax credits

The Company’s estimated claim for refundable Scientific Research and Experimental Development investment tax credits for the year ended December 31, 2015 is $196,000 (2014 - $52,000).

8. Income taxes

Income tax (recovery) expense varies from the amounts that would be computed by applying the combined Canadian federal and provincial income tax rate of 26% (2014 - 26%; 2013 – 26%) to the loss before income taxes as shown in the following tables:

	Year ended December 31,
	2015	2014	2013
Computed taxes (recoveries) at Canadian federal and provincial tax rates	$(20,100)	$(10,097)	$(3,486)
Differences due to change in enacted tax rates	—	—	(9)
Permanent and other differences	8,113	3,498	1,088
Change in valuation allowance - other	3,676	6,599	2,407
Difference due to income taxed at foreign rates	(7,874)	—	—
Deferred income tax recovery	$(16,185)	$—	$—

As at December 31, 2015, the Company has investment tax credits available to reduce Canadian federal income taxes of $7,969,000 (December 31, 2014 - $7,866,000) and provincial income taxes of $3,869,000 (December 31, 2014 - $3,401,000), expiring between 2027 and 2035. In addition, the Company has research and development credits of $483,000 available for indefinite carry-forward, which can be used to reduce future taxable income in the U.S.

At December 31, 2015, the Company has scientific research and experimental development expenditures of $51,823,000 (December 31, 2014 - $49,907,000) available for indefinite carry-forward and $24,745,000 (December 31, 2014 - $25,301,000) of net operating losses due to expire between 2027 and 2035 and which can be used to offset future taxable income in Canada.

As at December 31, 2015, the Company has $17,235,000 of net operating losses due to expire between 2030 and 2035, which can be used to offset future taxable income in the U.S. Future use of a portion of the U.S. loss carry-forwards is subject to limitations under the Internal Revenue Code Section 382. As a result of ownership changes occurred on October 1, 2014 and March 4, 2015, the Company's ability to use these losses may be limited. Losses incurred to date may be further limited if a subsequent change in control occurs.

On November 23, 2011, the Company was registered as a corporation under the Business Activity Act in the province of British Columbia. Under this program, provincial corporation tax charged on foreign income earned from the Company’s patents will be eligible for a 75% tax refund up to a maximum of C$8,000,000. Significant components of the Company’s deferred tax assets are shown below:

	As at December 31,
	2015	2014
Deferred tax assets:
Non-capital loss carryforwards	$13,932	$6,578
Research and development deductions	13,474	14,006
Book amortization in excess of tax	2,142	2,745
Share issue costs	777	1,195
Revenue recognized for tax purposes in excess of revenue recognized for accounting purposes	281	4,086
Tax value in excess of accounting value in lease inducements	77	65
Federal investment tax credits	6,303	5,821
Provincial investment tax credits	3,879	3,322
In-process research and development	(146,324)	—
Upfront license fees	629	—
Total deferred tax assets	(104,830)	37,818
Valuation allowance	(41,494)	(37,818)
Net deferred tax assets	$(146,324)	$—

The comparative figures in the above table have been recast to increase the deferred tax assets before valuation allowance by $8,424,000 and the valuation allowance by $8,424,000 as at December 31, 2014 to be consistent with current year's disclosure. The comparative figures in the income tax expense reconciliation table have also been recast to reflect these changes. These adjustments have no impact on the consolidated financial position, consolidated results of operations or the consolidated cash flows.

9. Contingencies and commitments

Property lease

The minimum rent and estimated operating cost commitment, net of lease inducements, is as follows:

Year ended December 31, 2016	$1,229,000
Year ended December 31, 2017	938,000
Year ended December 31, 2018	938,000
Year ended December 31, 2019	547,000
$3,652,000

The Company’s lease expense, for the year ended December 31, 2015 of $1,158,000 has been recorded in the consolidated statements of operations and comprehensive loss (2014 of $1,133,000; 2013 -$1,225,000).

Product development partnership with the Canadian Government

The Company entered into a Technology Partnerships Canada (TPC) agreement with the Canadian Federal Government on November 12, 1999.  Under this agreement, TPC agreed to fund 27% of the costs incurred by the Company, prior to March 31, 2004, in the development of certain oligonucleotide product candidates up to a maximum contribution from TPC of $7,179,000 (C$9,330,000).  As at December 31, 2015, a cumulative contribution of $2,675,000 (C$3,702,000) had been received and the Company does not expect any further funding under this agreement.  In return for the funding provided by TPC, the Company agreed to pay royalties on the share of future licensing and product revenue, if any, that is received by the Company on certain non-siRNA oligonucleotide product candidates covered by the funding under the agreement.  These royalties are payable until a certain cumulative payment amount is achieved or until a pre-specified date.  In addition, until a cumulative amount equal to the funding actually received under the agreement has been paid to TPC, the Company agreed to pay 2.5% royalties on any royalties the Company receives for Marqibo. For the year ended December 31, 2015, the Company earned royalties on Marqibo sales in the amount of $240,000 (see note 4(f)), resulting in $6,000 recorded by the Company as royalty payable to TPC (2014 - $190,000; 2013 -$1,000). The cumulative amount paid or accrued up to December 31, 2015 was $12,000, resulting in the contingent amount due to TPC being $2,664,000 (C$3,687,000).

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

Effective August 9, 2013, Marina’s UNA technology was acquired by Arcturus Therapeutics, Inc. (“Arcturus”) and the UNA license agreement between the Company and Marina was assigned to Arcturus. The terms of the license are otherwise unchanged. On December 22, 2014, the Company received clearance from Health Canada to conduct a Phase I Clinical Study with TKM-HBV, which utilizes Arcturus’ UNA technology. The dosing of first subject in the Phase I clinical trial of TKM-HBV occurred in January 2015, which resulted in a milestone payment of $250,000 to Arcturus.

Arbitration with the University of British Columbia (“UBC”)

Certain early work on lipid nanoparticle delivery systems and related inventions was undertaken at UBC.  These inventions are licensed to the Company by UBC under a license agreement, initially entered in 1998 as amended in 2001, 2006 and 2007. The Company has granted sublicenses under the UBC license to Alnylam as well as to Talon.  Alnylam has in turn sublicensed back to the Company under the licensed UBC patents for discovery, development and commercialization of RNAi products. In 2009, the Company entered into a supplemental agreement with UBC, Alnylam and Acuitas, in relation to a separate research collaboration to be conducted among UBC, Alnylam and Acuitas to which the Company has license rights. The settlement agreement signed in late 2012 to resolve the litigation among the Company, Alnylam, and Acuitas, provided for the effective termination of all obligations under such supplemental agreement as between and among all litigants (see note 4(c)).

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

Contingent consideration from OnCore acquisition of Enantigen and License Agreements between Enantigen and Blumberg and Drexel

In October 2014, OnCore acquired all of the outstanding shares of Enantigen pursuant to a stock purchase agreement. Through this transaction, OnCore acquired a HBV surface antigen secretion inhibitor program and a capsid assembly inhibitor program, each of which are now assets of Arbutus, following the Company’s merger with Arbutus Inc. - see note 3.

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

The regulatory, development and sales milestone payments have an estimated fair value of approximately $6,727,000 as at the date of acquisition of Arbutus Inc., and have been treated as contingent consideration payable in the purchase price allocation (note 3), based on information available at the date of acquisition, using a probability weighted assessment of the likelihood the milestones would be met and the estimated timing of such payments, and then the potential contingent payments were discounted to their present value using a probability adjusted discount rate that reflects the early stage nature of the development program, time to complete the program development, and overall biotech indices.

Contingent consideration is considered as a financial liability, and measured at its fair value at each reporting period with any changes in fair value from the previous reporting period recorded in the statement of operations and comprehensive loss. For the period ended December 31, 2015, the Company performed an evaluation of the fair value of the contingent consideration using the probability weighted assessment of likelihood of milestone payments as described above. The Company determined the fair value of the contingent consideration has increased by $770,000 to $7,497,000 and the increase in fair value has been recorded in other losses in the statement of operations and comprehensive loss for the year-ended December 31, 2015.

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

In partial consideration for this license, Arbutus Inc. paid NeuroVive a license fee of $1,000,000. As described in note 3 above, Arbutus Inc. became our wholly owned subsidiary by way of a Merger Agreement, which does not trigger any milestone payments. We have conducted significant research and analysis on the NeuroVive Product, OCB-030. Based on this research and analysis, we have decided to discontinue the OCB-030 development program.  Otherwise, the license agreement and ongoing relationship with NeuroVive remains in full effect.

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

10. Concentrations of business risk

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

The carrying amount of financial assets represents the maximum credit exposure. The maximum exposure to credit risk at December 31, 2015 was the accounts receivable balance of $1,008,000 (2014 - $1,903,000).

All accounts receivable balances were current as at December 31, 2015 and December 31, 2014.

Significant collaborators and customers risk

We depend on a small number of collaborators and customers for a significant portion of our revenues (see note 4).

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

	December 31, 2015	December 31, 2014
Cash, cash equivalents and short-term investments	$181,304	$112,161
Less: Accounts payable and accrued liabilities	(8,827)	(9,328)
	$172,477	$102,833

Foreign currency risk

The results of the Company’s operations are subject to foreign currency transaction and translation risk as the Company’s revenues and expenses are denominated in both Canadian and US dollars. The fluctuation of the US dollar in relation to the Canadian dollar will consequently have an impact upon the Company’s reported income or loss and may also affect the value of the Company’s assets, liabilities, and the amount of shareholders’ equity both as recorded in the Company’s financial statements, in the Canadian functional currency, and as reported, for presentation purposes, in the US dollar.

The Company manages its US dollar exchange rate risk by, whenever possible, using cash received from US dollar revenues and financing to pay US dollar expenses. Prior to the financing in October 2013 (note 6(a)), which was denominated in US dollars, the Company’s policy was to convert all but a working capital level of US dollars into Canadian dollars. Given the Company’s increasing level of US dollar expenses, its policy is now to maintain US and Canadian dollar cash and investment and short-term investment balances based on long term forecasts of currency needs thereby creating a natural currency hedge.

The Company has not entered into any agreements or purchased any instruments to hedge possible currency risks. The Company’s exposure to US dollar currency expressed in Canadian dollars was as follows:

(in C$)	December 31, 2015	December 31, 2014
Cash and cash equivalents and short-term investments	$213,419	$75,224
Accounts receivable	1,071	1,942
Accrued revenue	178	624
Accounts payable and accrued liabilities	(8,061)	(4,494)
	$206,607	$73,296

An analysis of the Company’s sensitivity to foreign currency exchange rate movements is not provided in these financial statements as the Company’s US dollar cash holdings and expected US dollar revenues are sufficient to cover US dollar expenses for the foreseeable future.

11. Supplementary information

Accounts payable and accrued liabilities is comprised of the following:

	December 31, 2015	December 31, 2014
Trade accounts payable	$2,610	$2,044
Research and development accruals	2,358	2,391
License fee accruals	—	250
Professional fee accruals	640	1,294
Deferred lease inducements	297	250
Payroll accruals	2,331	2,873
Other accrued liabilities	591	226
	$8,827	$9,328

12. Interim financial data (unaudited)

	2015
	Q1	Q2	Q3	Q4	Total
Revenue	$4,682	$3,440	$4,065	$12,686	$24,873
Loss from operations	(18,006)	(14,420)	(58,138)	(11,758)	(102,322)
Net loss	$(11,989)	$(14,886)	$(28,982)	$(5,264)	$(61,121)
Basic and diluted net loss per share	$(0.40)	$(0.27)	$(0.57)	$(0.10)	$(1.34)

	2014
	Q1	Q2	Q3	Q4	Total
Revenue	$4,430	$1,811	$4,362	$4,350	$14,953
Loss from operations	(5,958)	(9,423)	(6,844)	(10,747)	(33,434)
Net loss	$(17,984)	$(6,081)	$(8,604)	$(6,168)	$(38,837)
Basic and diluted net loss per share	$(0.91)	$(0.28)	$(0.39)	$(0.27)	$(1.80)

13. Subsequent events

(a) Protiva USA Reorganization

Effective January 1, 2016, the Company undertook a corporate reorganization merging Protiva USA into Arbutus Inc., which acquired Protiva USA's assets and assumed Protiva USA's liabilities in exchange for Arbutus Inc. shares. The reorganization did not result in any adverse Canadian and U.S. tax consequences.

(b) Monsanto Option Exercise

On March 4, 2016, Monsanto exercised its option to acquire 100% of the outstanding shares of Protiva Agricultural Development Company Inc. (PADCo), pursuant under its Option Agreement with the Company. Monsanto will pay the Company $1,000,000 in exercise fee, which the Company will record in the statement of operations and comprehensive loss for the period ended March 31, 2016.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

As of the end of our fiscal year ended December 31, 2015, an evaluation of the effectiveness of our “disclosure controls and procedures” (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) was carried out by our management, with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO). Based upon that evaluation, the CEO and CFO have concluded that as of the end of that fiscal year, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission (the “Commission”) rules and forms and (ii) accumulated and communicated to the management of the registrant, including the CEO and CFO, to allow timely decisions regarding required disclosure.

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

Management has assessed the effectiveness of our internal control over financial reporting as at December 31, 2015. In making its assessment, management used the Committee of Sponsoring Organizations of the Treadway Commission (COSO) framework in Internal Control – Integrated Framework (2013) to evaluate the effectiveness of our internal control over financial reporting. Based on this assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2015.

Attestation report of the registered public accounting firm

The Company is an “accelerated filer” within the meaning of Rule 12b-2 under the Exchange Act. The independent registered public accounting firm’s report on the effectiveness of our internal control over financial reporting is included in Item 8 of this annual report on Form 10-K and are incorporated herein by reference.

Changes in internal control over financial reporting

During the period covered by the annual report, being the fiscal year ended December 31, 2015, changes were made to our internal control over financial reporting in order to integrate Arbutus Inc.'s internal control over financial reporting with our internal control over financial reporting.

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

PART IV
Item 15. Exhibits and Financial Statement Schedules

Financial Statements

 See Index to Consolidated Financial Statements under Item 8 of Part II.

Financial Statement Schedules

 None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 9, 2016.

ARBUTUS BIOPHARMA CORPORATION

By:	/s/ Mark Murray
Mark Murray
President and Chief Executive Officer

 Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 9, 2016.

Signatures	Capacity in Which Signed

/s/ Vivek Ramaswamy	Director (Chairman)
Vivek Ramaswamy

/s/ Mark Murray	President and Chief Executive Officer and Director
Mark Murray	(Principal Executive Officer)

/s/ Bruce Cousins	Executive Vice President, Finance and Chief Financial Officer
Bruce Cousins	(Principal Financial Officer and Accounting Officer)

/s/ Herbert J. Conrad	Director
Herbert J. Conrad

/s/ Richard C. Henriques	Director
Richard C. Henriques

/s/ Frank Karbe	Director
Frank Karbe

/s/ Keith Manchester	Director
Keith Manchester

/s/ William T. Symonds	Chief Development Officer and Director
William T. Symonds

Exhibit Number	Description
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

10.39*#
Executive Employment Agreement with Michael Abrams, dated November 14, 2013(incorporated herein by reference to Exhibit 10.39 to the Registrant’s Annual Report on Form 10-K for the year ended December 31,
2014, filed with the SEC on March 13, 2015)

10.40*#
Executive Employment Agreement with Kirk Rosemark, dated December 8, 2014 (incorporated herein by reference to Exhibit 10.40 to the Registrant’s Annual Report on Form 10-K for the year ended December 31,
2014, filed with the SEC on March 13, 2015)

10.41*†
License Agreement, between Tekmira Pharmaceuticals and Protiva Biotherapeutics and Dicerna Pharmaceuticals dated November 16, 2014 (incorporated herein by reference to Exhibit 10.41 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2014, filed with the SEC on March 13, 2015)

10.42*†
Manufacturing and Clinical Trial Agreement between Tekmira Pharmaceuticals and Protiva Biotherapeutics and the Chancellor Masters and Scholars of the University of Oxford, dated December 18, 2014 (incorporated herein by reference to Exhibit 10.42 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2014, filed with the SEC on March 13, 2015)

10.43*
Modification Contract P0001, dated July 19, 2010, to Award Contract, dated July 14, 2010 (incorporated herein by reference to Exhibit 10.43 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2014, filed with the SEC on March 13, 2015)

10.44*
Modification Contract P0002, dated April 15, 2011, to Award Contract, dated July 14, 2010 (incorporated herein by reference to Exhibit 10.44 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2014, filed with the SEC on March 13, 2015)

10.45*
Modification Contract P0003, dated June 13, 2011, to Award Contract, dated July 14, 2010 (incorporated herein by reference to Exhibit 10.45 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2014, filed with the SEC on March 13, 2015)

10.46*†
Modification Contract P0004, dated October 3, 2011, to Award Contract, dated July 14, 2010 (incorporated herein by reference to Exhibit 10.46 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2014, filed with the SEC on March 13, 2015)

10.47*
Modification Contract P0005, dated December 2, 2011, to Award Contract, dated July 14, 2010 (incorporated herein by reference to Exhibit 10.47 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2014, filed with the SEC on March 13, 2015) (Exhibit 10.16)

10.48*
Modification Contract P0006, dated January 25, 2012, to Award Contract, dated July 14, 2010 (incorporated herein by reference to Exhibit 10.48 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2014, filed with the SEC on March 13, 2015)

10.49*†
Modification Contract P0007, dated March 5, 2012, to Award Contract, dated July 14, 2010 (incorporated herein by reference to Exhibit 10.48 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2014, filed with the SEC on March 13, 2015)

10.50*
Modification Contract P0008, dated April 23, 2012, to Award Contract, dated July 14, 2010 (incorporated herein by reference to Exhibit 10.50 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2014, filed with the SEC on March 13, 2015)

10.51*
Modification Contract P0009, dated June 29, 2012, to Award Contract, dated July 14, 2010 (incorporated herein by reference to Exhibit 10.51 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2014, filed with the SEC on March 13, 2015)

10.52*
Modification Contract P00010, dated July 16, 2012, to Award Contract, dated July 14, 2010 (incorporated herein by reference to Exhibit 10.52 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2014, filed with the SEC on March 13, 2015)

10.53*
Modification Contract P00011, dated July 25, 2012, to Award Contract, dated July 14, 2010 (incorporated herein by reference to Exhibit 10.53 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2014, filed with the SEC on March 13, 2015)

10.54*†
Modification Contract P00012, dated August 2, 2012, to Award Contract, dated July 14, 2010 (incorporated herein by reference to Exhibit 10.54 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2014, filed with the SEC on March 13, 2015)

10.55*
Modification Contract P00013, dated August 27, 2012, to Award Contract, dated July 14, 2010 (incorporated herein by reference to Exhibit 10.55 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2014, filed with the SEC on March 13, 2015)

10.56*
Modification Contract P00014, dated August 31, 2012, to Award Contract, dated July 14, 2010 (incorporated herein by reference to Exhibit 10.56 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2014, filed with the SEC on March 13, 2015)

10.57*
Modification Contract P00015, dated October 1, 2012, to Award Contract, dated July 14, 2010 (incorporated herein by reference to Exhibit 10.57 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2014, filed with the SEC on March 13, 2015)

10.58*
Modification Contract P00016, dated October  2, 2012, to Award Contract, dated July 14, 2010 (incorporated herein by reference to Exhibit 10.58 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2014, filed with the SEC on March 13, 2015)

10.59*
Modification Contract P00017, dated October 19, 2012, to Award Contract, dated July 14, 2010 (incorporated herein by reference to Exhibit 10.59 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2014, filed with the SEC on March 13, 2015)

10.60*
Modification Contract P00018, dated December 31, 2012, to Award Contract, dated July 14, 2010 (incorporated herein by reference to Exhibit 10.60 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2014, filed with the SEC on March 13, 2015)

10.61*
Modification Contract P00019, dated January 23, 2013, to Award Contract, dated July 14, 2010 (incorporated herein by reference to Exhibit 10.61 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2014, filed with the SEC on March 13, 2015)

10.62 *
Modification Contract P00020, dated February 19, 2013, to Award Contract, dated July 14, 2010 (incorporated herein by reference to Exhibit 10.62 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2014, filed with the SEC on March 13, 2015)

10.63 *
Modification Contract P00021, dated March 29, 2013, to Award Contract, dated July 14, 2010 incorporated herein by reference to Exhibit 10.63 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2014, filed with the SEC on March 13, 2015)

10.64*†
Modification Contract P00022, dated April 30, 2013, to Award Contract, dated July 14, 2010 (incorporated herein by reference to Exhibit 10.64 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2014, filed with the SEC on March 13, 2015)

10.65*†
Modification Contract P00023, dated May 21, 2013, to Award Contract, dated July 14, 2010 (incorporated herein by reference to Exhibit 10.65 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2014, filed with the SEC on March 13, 2015)

10.66 *
Modification Contract P00024, dated June 19, 2013, to Award Contract, dated July 14, 2010 (incorporated herein by reference to Exhibit 10.66 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2014, filed with the SEC on March 13, 2015)

10.67*†
Modification Contract P00025, dated April 22, 2014, to Award Contract, dated July 14, 2010 (incorporated herein by reference to Exhibit 10.67 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2014, filed with the SEC on March 13, 2015)

10.68*†
Modification Contract P00026, dated July 25, 2014, to Award Contract, dated July 14, 2010 (incorporated herein by reference to Exhibit 10.68 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2014, filed with the SEC on March 13, 2015)

10.69*
Modification Contract P00027, dated July 25,  2014, to Award Contract, dated July 14, 2010 (incorporated herein by reference to Exhibit 10.69 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2014, filed with the SEC on March 13, 2015)

10.70 *†
Modification Contract P00028, dated September 5, 2014, to Award Contract, dated July 14, 2010 (incorporated herein by reference to Exhibit 10.70 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2014, filed with the SEC on March 13, 2015)

10.71 *
Modification Contract P00029, dated September 30, 2014, to Award Contract, dated July 14, 2010 (incorporated herein by reference to Exhibit 10.71 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2014, filed with the SEC on March 13, 2015)

10.72*†
Modification Contract P00030, dated October 31, 2014, to Award Contract, dated July 14, 2010 (incorporated herein by reference to Exhibit 10.72 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2014, filed with the SEC on March 13, 2015)

10.73*
Modification Contract P00031, dated  November 17, 2014, to Award Contract, dated July 14, 2010 (incorporated herein by reference to Exhibit 10.73 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2014, filed with the SEC on March 13, 2015)

10.74*†
Modification Contract P00032, dated  March 4, 2015, to Award Contract, dated July 14, 2010 (incorporated herein by reference to Exhibit 10.74 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2014, filed with the SEC on March 13, 2015)

10.75*†
Modification Contract P00033, dated  March 4, 2015,  to Award Contract, dated July 14, 2010 (incorporated herein by reference to Exhibit 10.75 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2014, filed with the SEC on March 13, 2015)

10.76*	Underwriting Agreement for 3,750,000 Common Shares with Stifel, Nicolaus & Company, dated October 17, 2013

10.77*	Underwriting Agreement for 2,125,000 Common Shares with Leerink Partners LLC, dated March 14, 2014

10.78**#	Executive Employment Agreement Elizabeth Howard, dated March 7, 2016

10.79**††
Amended and Restated Option Agreement by and among Arbutus Biopharma Corporation, Protiva Biotherapeutics Inc., Protiva Agricultural Development Company Inc. and Monsanto Canada Inc., dated March 4, 2016

10.80**††	Amended and Restated License and Services Agreement by and among Protiva Biotherapeutics Inc., Protiva Agricultural Development Company Inc. and Arbutus Biopharma Corporation, dated March 4, 2016

10.81**	First Amendment to the Protiva-Monsanto Services Agreement by and among Protiva Biotherapeutics Inc., Protiva Agricultural Development Company Inc. and Monsanto Company, dated March 4, 2016

21.1**	List of Subsidiaries

23.1**	Consent of KPMG LLP, an Independent Registered Public Accounting Firm

31.1**	Certification of Chief Executive Officer pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2**	Certification of Chief Financial Officer pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Previously filed

**	Filed herewith

†	Confidential treatment granted as to portions of this exhibit.

††	Confidential treatment has been requested as to portions of this exhibit.

#	Management Contract