Form 10-K/A
period 2015-12-31
Arbutus Biopharma Corp
filed 2016-03-11
CIK 1447028

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K/A
(Amendment No.1)

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

EXPLANATORY NOTE

Arbutus Biopharma Corporation is filing this Amendment No. 1 (this "Amendment") to its Annual Report on Form 10-K for the fiscal year ended December 31, 2015 (the "Original Form 10-K"), which was filed with the Securities and Exchange Commission (the "SEC") on March 9, 2016, solely to correct an administrative and typographical error in our Independent Accountant’s Audit Report included in Item 8 of Part II of, and filed with, the Original Form 10-K (i) on page 69 with respect to our audited consolidated financial statements for the fiscal year ended December 31, 2015; and (ii) on page 70 with respect to our internal control over financial reporting. The Independent Accountant’s Audit Report incorrectly identified our independent accountants as “Chartered Accountants”. The correct reference is “Chartered Professional Accountants”. We have re-filed with this Amendment revised Independent Accountant’s Audit Reports with respect to our audited consolidated financial statements for the fiscal year ended December 31, 2015 and our internal control over financial reporting with the correct reference to our independent accountants.

Except as described above, no other changes have been made to the Original Form 10-K. This Amendment does not reflect events occurring after the date of the Original Form 10-K or modifies or updates any of the other information contained in the Original Form 10-K in any way other than as required to reflect the amendments discussed above. Accordingly, this Amendment should be read in conjunction with the Original Form 10-K and our other filings with the SEC.

ARBUTUS BIOPHARMA CORPORATION

PART II

Item 8. Financial Statements and Supplementary Data
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page
Report of Independent Registered Public Accounting Firm	4

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

Chartered Professional Accountants
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

Chartered Professional Accountants
March 9, 2016

Vancouver, Canada

PART IV

Item 15. Exhibits and Financial Statement Schedules

Financial Statements

 See Index to Consolidated Financial Statements under Item 8 of Part II.

Financial Statement Schedules

 None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 10, 2016.

ARBUTUS BIOPHARMA CORPORATION

By:	/s/ Mark Murray
Mark Murray
President and Chief Executive Officer

 Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 10, 2016.

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

10.78*#
Executive Employment Agreement Elizabeth Howard, dated March 7, 2016 (incorporated herein by reference to Exhibit 10.78 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2015, filed with the SEC on March 9, 2016)

10.79*††
Amended and Restated Option Agreement by and among Arbutus Biopharma Corporation, Protiva Biotherapeutics Inc., Protiva Agricultural Development Company Inc. and Monsanto Canada Inc., dated March 4, 2016 (incorporated herein by reference to Exhibit 10.79 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2015, filed with the SEC on March 9, 2016)

10.80*††
Amended and Restated License and Services Agreement by and among Protiva Biotherapeutics Inc., Protiva Agricultural Development Company Inc. and Arbutus Biopharma Corporation, dated March 4, 2016 (incorporated herein by reference to Exhibit 10.80 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2015, filed with the SEC on March 9, 2016)

10.81*
First Amendment to the Protiva-Monsanto Services Agreement by and among Protiva Biotherapeutics Inc., Protiva Agricultural Development Company Inc. and Monsanto Company, dated March 4, 2016 (incorporated herein by reference to Exhibit 10.81 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2015, filed with the SEC on March 9, 2016)

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