Form 10-Q
period 2016-03-31
Arbutus Biopharma Corp
filed 2016-05-04
CIK 1447028

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
[   ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
OR
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
Yes [   ]        No [X]
As of April 30, 2016, the registrant had 54,625,703 common shares, no par value, outstanding.

1

ARBUTUS BIOPHARMA CORP.

2

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
ARBUTUS BIOPHARMA CORPORATION
Condensed Consolidated Balance Sheets
(Unaudited)

(Expressed in thousands, except share and per share amounts)
(Prepared in accordance with US GAAP)

	March 31,	December 31,
	2016	2015
Assets
Current assets:
Cash and cash equivalents	$144,772	$166,779
Short-term investments (note 2)	27,802	14,525
Accounts receivable	340	1,008
Accrued revenue	128	128
Investment tax credits receivable	246	246
Prepaid expenses and other assets	1,469	1,196
Total current assets	174,757	183,882
Long-term investments (note 2)	10,099	10,070
Property and equipment	13,167	12,912
Less accumulated depreciation	(9,925)	(9,729)
Property and equipment, net of accumulated depreciation	3,242	3,183
Intangible assets	352,642	352,642
Goodwill	162,514	162,514
Total assets	$703,254	$712,291
Liabilities and stockholders' equity
Current liabilities:
Accounts payable and accrued liabilities (note 4)	$7,711	$8,827
Deferred revenue (note 3)	924	868
Liability-classified options (notes 2 and 5)	1,755	—
Warrants (note 2)	722	883
Total current liabilities	11,112	10,578
Deferred revenue, net of current portion (note 3)	—	213
Contingent consideration (note 7)	7,741	7,497
Deferred tax liability	146,324	146,324
Total liabilities	165,177	164,612
Stockholders’ equity:
Common shares (note 5)
Authorized - unlimited number with no par value
Issued and outstanding: 54,625,691 (December 31, 2015 - 54,570,691)	840,475	834,240
Additional paid-in capital	30,243	30,206
Deficit	(282,859)	(266,985)
Accumulated other comprehensive loss	(49,782)	(49,782)
Total stockholders' equity	538,077	547,679
Total liabilities and stockholders' equity	$703,254	$712,291

Nature of business and future operations (note 1)
Contingencies and commitments (note 7)
Subsequent event (note 8)
See accompanying notes to the condensed consolidated financial statements.

ARBUTUS BIOPHARMA CORPORATION
Condensed Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)

(Expressed in thousands, except share and per share amounts)
(Prepared in accordance with US GAAP)

	Three months ended
	March 31,
	2016	2015
Revenue (note 3)
Collaborations and contracts	$107	$3,520
Licensing fees, milestone and royalty payments	496	1,162
Total revenue	603	4,682
Expenses
Research, development, collaborations and contracts	13,144	10,557
General and administrative	7,219	2,716
Depreciation of property and equipment	217	120
Acquisition costs	—	9,295
Total expenses	20,580	22,688
Loss from operations	(19,977)	(18,006)
Other income (losses)
Interest income	244	202
Foreign exchange gains	2,942	7,038
Gain on disposition of financial instrument (note 3)	1,000	—
Decrease (increase) in fair value of warrant liability (note 2)	161	(1,223)
Increase in fair value of contingent consideration (note 7)	(244)	—
Total other income (losses)	4,103	6,017
Net loss	$(15,874)	$(11,989)
Loss per common share
Basic and diluted	$(0.31)	$(0.40)
Weighted average number of common shares
Basic and diluted	51,400,485	30,208,136
Comprehensive loss
Cumulative translation adjustment	—	(9,174)
Comprehensive loss	$(15,874)	$(21,163)
See accompanying notes to the condensed consolidated financial statements.

ARBUTUS BIOPHARMA CORPORATION
Condensed Consolidated Statement of Stockholders’ Equity
(Unaudited)

(Expressed in thousands, except share and per share amounts)
(Prepared in accordance with US GAAP)

	Number of shares	Share capital	Additional paid-in capital	Deficit	Accumulated other comprehensive loss	Total stockholders' equity
December 31, 2015	54,570,691	$834,240	$30,206	$(266,985)	$(49,782)	$547,679
Stock-based compensation	—	5,971	1,941	—	—	7,912
Reclassification of equity to liability stock option awards (notes 2 and 5)	—	—	(1,755)	—	—	(1,755)
Issuance of common shares pursuant to exercise of options	55,000	264	(149)	—	—	115
Issuance of common shares pursuant to exercise of warrants	—	—	—	—	—	—
Net loss	—	—	—	(15,874)	—	(15,874)
Balance, March 31, 2016	54,625,691	$840,475	$30,243	$(282,859)	$(49,782)	$538,077
See accompanying notes to the condensed consolidated financial statements.

ARBUTUS BIOPHARMA CORPORATION
Condensed Consolidated Statements of Cash Flow
(Unaudited)

(Expressed in thousands)
(Prepared in accordance with US GAAP)

	Three months ended
	March 31,
	2016	2015
OPERATING ACTIVITIES
Net loss for the period	$(15,874)	$(11,989)
Items not involving cash:
Depreciation of property and equipment	217	120
Stock-based compensation - research, development, collaborations and contract expenses	2,947	2,157
Stock-based compensation - general and administrative expenses	4,965	777
Unrealized foreign exchange (gains) losses	(3,006)	(7,057)
Change in fair value of warrant liability	(161)	1,223
Change in fair value of contingent consideration	244	—
Net change in non-cash operating items:
Accounts receivable	668	(2,886)
Accrued revenue	—	(1,126)
Prepaid expenses and other assets	(273)	221
Accounts payable and accrued liabilities	(1,116)	2,008
Deferred revenue	(157)	(1,291)
Net cash used in operating activities	(11,546)	(17,843)
INVESTING ACTIVITIES
Disposition (acquisition) of short and long-term investments	(13,306)	37,363
Cash acquired through acquisition (note 3)	—	324
Acquisition of property and equipment	(276)	(141)
Net cash provided by (used) in investing activities	(13,582)	37,546
FINANCING ACTIVITIES
Proceeds from issuance of common shares, net of issuance costs	—	142,175
Issuance of common shares pursuant to exercise of options	115	620
Issuance of common shares pursuant to exercise of warrants	—	25
Net cash provided by financing activities	115	142,820
Effect of foreign exchange rate changes on cash and cash equivalents	3,006	(2,434)
(Decrease) Increase in cash and cash equivalents	(22,007)	160,089
Cash and cash equivalents, beginning of period	166,779	72,187
Cash and cash equivalents, end of period	$144,772	$232,276
Supplemental cash flow information
Non-cash transactions:
Acquisition of Arbutus Inc. excluding cash acquired	—	$381,618
See accompanying notes to the condensed consolidated financial statements.

ARBUTUS BIOPHARMA CORPORATION
Notes to condensed consolidated financial statements
(Unaudited)
(Tabular amounts in thousands)

1.      Nature of business and future operations

Arbutus Biopharma Corporation (the “Company” or “Arbutus”) is a biopharmaceutical business dedicated to discovering, developing, and commercializing a cure for patients suffering from chronic hepatitis B infection (“HBV”), a disease of the liver caused by hepatitis B virus (“HBV”).

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

2.      Significant accounting policies

Basis of presentation

These unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles of the United States of America (“U.S. GAAP”) for interim financial statements and accordingly, do not include all disclosures required for annual financial statements. These statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the year ended December 31, 2015 and included in the Company’s 2015 annual report on Form 10-K. The unaudited condensed consolidated financial statements reflect, in the opinion of management, all adjustments and reclassifications necessary to present fairly the financial position, results of operations and cash flows at March 31, 2016 and for all periods presented. The results of operations for the three months ended March 31, 2016 and March 31, 2015 are not necessarily indicative of the results for the full year. These unaudited condensed consolidated financial statements follow the same significant accounting policies as those described in the notes to the audited consolidated financial statements of the Company for the year ended December 31, 2015, except as described below.

Principles of Consolidation

These unaudited condensed consolidated financial statements include the accounts of the Company and two of its wholly-owned subsidiaries, Arbutus Biopharma Inc. ("Arbutus Inc.") and Protiva Biotherapeutics Inc. ("Protiva"). All intercompany transactions and balances have been eliminated on consolidation.

In addition to Arbutus Inc. and Protiva, the Company's wholly-owned subsidiary, Protiva Agricultural Development Company Inc. ("PADCo"), was previously recorded by the Company using the equity method. On March 4, 2016, Monsanto exercised its option to acquire 100% of the outstanding shares of PADCo, as described in note 3.

Foreign currency translation and functional currency conversion

Prior to January 1, 2016, the Company's functional currency was the Canadian dollar. Translation gains and losses from the application of the U.S. dollar as the reporting currency while the Canadian dollar was the functional currency are included as part of cumulative currency translation adjustment, which is reported as a component of shareholders' equity under accumulated other comprehensive loss.

The Company assessed its functional currency and determined as at January 1, 2016, its functional currency changed from the Canadian dollar to the U.S. dollar based on management's analysis of changes in the primary economic environment in which the Company operates. The change in functional currency is accounted for prospectively from January 1, 2016 and financial statements prior to and including the period ended December 31, 2015 have not been restated for the change in functional currency.

ARBUTUS BIOPHARMA CORPORATION
Notes to condensed consolidated financial statements
(Unaudited)
(Tabular amounts in thousands)

For periods prior to January 1, 2016, the effects of exchange rate fluctuations on translating foreign currency monetary assets and liabilities into Canadian dollars were included in the statement of operations and comprehensive loss as foreign exchange gain/loss. Revenue and expense transactions were translated into the U.S. dollar reporting currency at the balance sheet date at average exchange rates during the period, and assets and liabilities were translated at end of period exchange rates, except for equity transactions, which were translated at historical exchange rates. Translation gains and losses from the application of the U.S. dollar as the reporting currency while the Canadian dollar was the functional currency are included as part of the cumulative foreign currency translation adjustment, which is reported as a component of shareholders’ equity under accumulated other comprehensive loss.

For periods commencing January 1, 2016, monetary assets and liabilities denominated in foreign currencies are translated into U.S. dollars using exchange rates in effect at the balance sheet date. Opening balances related to non-monetary assets and liabilities are based on prior period translated amounts, and non-monetary assets and non-monetary liabilities incurred after January 1, 2016 are translated at the approximate exchange rate prevailing at the date of the transaction. Revenue and expense transactions are translated at the approximate exchange rate in effect at the time of the transaction. Foreign exchange gains and losses are included in the statement of operations and comprehensive loss as foreign exchange gains.

Income or loss per share

Income or loss per share is calculated based on the weighted average number of common shares outstanding. Diluted loss per share does not differ from basic loss per share since the effect of the Company’s stock options, liability-classified stock option awards, and warrants is anti-dilutive. During the three months ended March 31, 2016, potential common shares of 7,371,193 (March 31, 2015 – 6,542,852) were excluded from the calculation of income per common share because their inclusion would be anti-dilutive, of which 3,021,180 (March 31, 2015 - 3,625,411) relates to shares issued subject to repurchase provisions as part of consideration paid for the acquisition of Arbutus Inc.

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

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis, in thousands, and indicates the fair value hierarchy of the valuation techniques used to determine such fair value:

ARBUTUS BIOPHARMA CORPORATION
Notes to condensed consolidated financial statements
(Unaudited)
(Tabular amounts in thousands)

	Level 1	Level 2	Level 3	March 31, 2016
Assets
Cash and cash equivalents	$144,772	—	—	$144,772
Guaranteed investment certificate	27,802	—	—	27,802
Term deposit	10,099	—	—	10,099
Total	$182,673	—	—	$182,673
Liabilities
Liability-classified options	—	$—	$1,755	$1,755
Warrants	—	—	722	722
Contingent consideration	—	—	7,741	7,741
Total	—	—	$10,218	$10,218

	Level 1	Level 2	Level 3	December 31, 2015
Assets
Cash and cash equivalents	$166,779	—	—	$166,779
Guaranteed investment certificates	14,525	—	—	14,525
Term deposit	10,070	—	—	10,070
Total	$191,374	—	—	$191,374
Liabilities
Warrants	—	—	$883	$883
Contingent consideration	—	—	7,497	7,497
Financial instrument	—	—	—	—
Total	—	—	$8,380	$8,380

The following table presents the changes in fair value of the Company’s warrants, in thousands:

	Liability at beginning of the period	Fair value of warrants exercised in the period	Increase (decrease) in fair value of warrants	Foreign exchange (gain) loss	Liability at end of the period
Three months ended March 31, 2015	$5,099	$(250)	$1,223	$(449)	$5,623
Three months ended March 31, 2016	$883	$—	$(161)	$—	$722

The change in fair value of warrant liability for the three months ended March 31, 2016 is recorded in the statement of operations and comprehensive loss.

The weighted average Black-Scholes option-pricing assumptions and the resultant fair values, in thousands, for warrants outstanding at March 31, 2016 and at December 31, 2015 are as follows:

ARBUTUS BIOPHARMA CORPORATION
Notes to condensed consolidated financial statements
(Unaudited)
(Tabular amounts in thousands)

	March 31, 2016	December 31, 2015
Dividend yield	—%	—%
Expected volatility	67.25%	49.07%
Risk-free interest rate	0.53%	0.48%
Expected average term	0.5 years	0.6 years
Fair value of warrants outstanding	$1.90	$2.33
Aggregate fair value of warrants outstanding	$722	$883
Number of warrants outstanding	379,500	379,500

Contingent consideration is a liability assumed by the Company from its acquisition of Arbutus Inc. in March 2015. To determine the fair value of the contingent consideration, the Company uses a probability weighted assessment of the likelihood the milestones would be met and the estimated timing of such payments, and then the potential contingent payments were discounted to their present value using a probability adjusted discount rate that reflects the early stage nature of the development program, time to complete the program development, and overall biotech indices, as in note 7. The Company revalues the contingent consideration at the end of each reporting period and records any change in value to the statement of operations and comprehensive loss.

	Liability at beginning of the period[1]	Increase in fair value of Contingent Consideration	Liability at end of the period
Three months ended March 31, 2015	$4,736	$—	$4,736
Three months ended March 31, 2016	$7,497	$244	$7,741

1.
Contingent consideration was assumed by the Company as part of its acquisition from Arbutus Inc. As such, the beginning balance for the three-months ended March 31, 2015 was the fair value as at the acquisition date of March 4, 2015. The beginning balance for the three-months ended March 31, 2016 was the fair value as at December 31, 2015.

Liability-classified stock option awards

The Company accounts for liability-classified stock option awards ("liability options") under ASC 718 - Compensation - Stock Compensation, under which awards of options that provide for an exercise price that is not denominated in: (a) the currency of a market in which a substantial portion of the Company's equity securities trades, (b) the currency in which the employee's pay is denominated, or (c ) the Company's functional currency, are required to be classified as liabilities. Due to the change in functional currency as of January 1, 2016, certain stock option awards with exercise prices denominated in Canadian dollars changed from equity classification to liability classification. As such, the historic equity classification of these stock option awards changed to liability classification effective January 1, 2016. The change in classification resulted in reclassification of these awards from, additional paid-in capital to liability-classified options.

Liability options are re-measured to their fair values at each reporting date with changes in the fair value recognized in share-based compensation expense or additional paid-in capital until settlement or cancellation.

Recent accounting pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (FASB) or other standard setting bodies that are adopted by the Company as of the specified effective date.

ARBUTUS BIOPHARMA CORPORATION
Notes to condensed consolidated financial statements
(Unaudited)
(Tabular amounts in thousands)

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (ASC 606). The standard is intended to clarify the principles for recognizing revenue and to develop a common revenue standard for U.S. GAAP and IFRS by creating a new Topic 606, Revenue from Contracts with Customers. This guidance supersedes the revenue recognition requirements in ASC 605, Revenue Recognition, and supersedes some cost guidance included in Subtopic 605-35, Revenue Recognition – Construction-Type and Production-Type Contracts. The core principle of the accounting standard is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those good or services. The amendments should be applied by either (1) retrospectively to each prior reporting period presented; or (2) retrospectively with the cumulative effect of initially applying this ASU recognized at the date of initial application. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date to defer the effective date of Update 2014-9 for all entities by one year. The new guidance would be effective for fiscal years beginning after December 15, 2017, which for the Company means January 1, 2018. Entities are permitted to adopt in accordance with the original effective date if they choose. The Company has not yet determined the extent of the impact of adoption.

In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations, a clarification of ASU 2014-09 (see above). The amendments in this update do not change the core principle of the guidance, but are intended to improve the operability and understandability of the implementation guidance on principal versus agent considerations. Under these amendments, an entity must determine whether it is a principal or agent for each specified good or service promised to the customer, an entity must determine the nature of each specified good or service, and when another party is involved in providing goods or services to a customer, an entity that is a principal obtains control of (a) a good or another asset from the other party that it then transfers to the customer; (b) a right to a service that will be performed by another party, which gives the entity the ability to direct that party to provide the service to the customer on the entity’s behalf; or (c) a good or service from the other party that is combines with other goods or services to provide the specified good or service to the customer. The amendments in this update affect the guidance in ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which is not yet effective. The effective date and transition requirements for the amendments in this update are the same as the effective date and transition requirements of Update 2014-09, which would be effective for fiscal years beginning after December 15, 2017, which for the Company means January 1, 2018. The Company has not yet determined the extent of the impact of adoption.

In April 2016, FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, a clarification of ASU 2014-09 (see above). The amendments in this update are expected to reduce the cost and complexity of applying the guidance on identifying promised goods or services. An entity is not required to assess whether promised goods or services are performance obligations if they are immaterial in the context of the contract with the customer. An entity is permitted, as an accounting policy election, to account for shipping and handling activities that occur after the customer has obtained control of a good as an activity to fulfill the promise to transfer the good rather than as an additional promised service. The amendments in this update are also intended to improve the operability and understandability of the licensing implementation guidance by providing clarification. An entity’s promise to grant a customer a license to intellectual property that has a significant standalone functionality does not include supporting or maintaining that intellectual property during the license period (i.e. drug formulas). In contrast, an entity’s promise to grant a customer a license to a symbolic intellectual property includes supporting or maintaining that intellectual property during the license period. Also, an entity should not split a sales-based or usage-based royalty into a portion subject to the recognition guidance on sales-based and usage-based royalties and a portion that is not subject to that guidance. The amendments in this update affect the guidance in ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which is not yet effective. The effective date and transition requirements for the amendments in this update are the same as the effective date and transition requirements of Update 2014-09, which would be effective for fiscal years beginning after December 15, 2017, which for the Company means January 1, 2018. The Company has not yet determined the extent of the impact of adoption.

ARBUTUS BIOPHARMA CORPORATION
Notes to condensed consolidated financial statements
(Unaudited)
(Tabular amounts in thousands)

In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The update is intended to simplify several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification of the statement of cash flows. Under this update, there are five simplifications for public companies. All excess tax benefits and tax deficiencies should be recognized as income tax expense or benefit in the income statement and the tax effects of exercised or vested awards should be treated as discrete items in the reporting period in which they occur. Excess tax benefits should be classified along with other tax cash flows as an operating activity. An entity can make an entity-wide accounting policy election to either estimate the number of awards that are expected to vest (current GAAP) or account for forfeitures when they occur. Cash paid by an employee when directly withholding shares for tax withholding purposes should be classified as financing activity. The amendments in this update would be effective for annual periods beginning after December 15, 2016, which for the Company means January 1, 2017. Early application is permitted. The Company does not plan to early adopt this update. The extent of the impact of this adoption has not yet been determined.

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

3.      Collaborations, contracts and licensing agreements

The following tables set forth revenue recognized under collaborations, contracts and licensing agreements, in thousands:

	Three months ended March 31,
	2016	2015
Collaborations and contracts
DoD (a)	$—	$3,045
Monsanto (b)	—	248
Dicerna (d)	107	227
Total research and development collaborations and contracts	107	3,520
Licensing fees, milestone and royalty payments
Monsanto licensing fees and milestone payments (b)	—	842
Acuitas milestone payments (c)	255	—
Dicerna licensing fee (d)	213	263
Spectrum royalty payments (e)	28	57
Total licensing fees, milestone and royalty payments	496	1,162
Total revenue	$603	$4,682

ARBUTUS BIOPHARMA CORPORATION
Notes to condensed consolidated financial statements
(Unaudited)
(Tabular amounts in thousands)

The following table sets forth deferred collaborations and contracts revenue:

	March 31, 2016	December 31, 2015
DoD (a)	$15	$15
Dicerna current portion (d)	909	853
Deferred revenue, current portion	924	868
Dicerna long-term portion (d)	—	213
Total deferred revenue	$924	$1,081

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

(b)      Option and Services Agreements with Monsanto Company (“Monsanto”)

On January 13, 2014, the Company and Monsanto signed an Option Agreement and a Services Agreement (together, the “Agreements”). Under the Agreements, Monsanto had an option to obtain a license to use the Company’s proprietary delivery technology and related intellectual property for use in agriculture.

Under the Agreements, the Company established a wholly-owned subsidiary, PADCo. The Company determined that PADCo was a variable interest entity (“VIE”); however, Monsanto is the primary beneficiary of the arrangement. PADCo was established to perform research and development activities, which were funded by Monsanto in return for a call option to acquire the equity or all of the assets of PADCo. On March 4, 2016, Monsanto exercised its option to acquire 100% of the outstanding shares of PADCo and paid the Company an option exercise fee of $1,000,000. From the acquisition of PADCo, Monsanto received a worldwide, exclusive right to use the Company’s proprietary delivery technology in the field of agriculture. The Company recorded the exercise fee received as gain on disposition of financial instrument on its consolidated statement of operations and comprehensive loss for the three months ended March 31, 2016.

(c)      License and collaboration with Alnylam Pharmaceuticals, Inc. (“Alnylam”) and Acuitas Therapeutics Inc. (“Acuitas”, formerly AlCana Technologies Inc.)

Arbitration with Alnylam and Ascletis Pharmaceuticals (Hangzhou) Co. Ltd. (“Ascletis”)

The Company and Alnylam have now completed arbitration proceedings as provided for under the agreement. In a two to one decision, the arbitrators found that the milestone is not payable by Alnylam at this time.

(d)      License and Development and Supply Agreement with Dicerna Pharmaceuticals, Inc. (“Dicerna”)

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

ARBUTUS BIOPHARMA CORPORATION
Notes to condensed consolidated financial statements
(Unaudited)
(Tabular amounts in thousands)

The Company determined the deliverables under the Agreements included the rights granted, participation in the joint development committee, materials manufactured and other services provided, as directed under the joint development committee. The license and participation in the joint development committee have been determined by the Company to not have standalone value due to the uniqueness of the subject matter under the Agreements. Therefore, these deliverables are treated as one unit of accounting and recognized as revenue over the performance period, which the Company has estimated to be approximately 28 months as at March 31, 2016, that is, completion is expected to occur in March 2017.

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

On August 9, 2012, the Company announced that Talon had received accelerated approval for Marqibo from the FDA for the treatment of adult patients with Philadelphia chromosome negative acute lymphoblastic leukemia in second or greater relapse or whose disease has progressed following two or more anti-leukemia therapies. Marqibo is a liposomal formulation of the chemotherapy drug vincristine. In the year ended December 31, 2012, the Company received a milestone of $1,000,000 based on the FDA's approval of Marqibo and will receive royalty payments based on Marqibo's commercial sales. There are no further milestones related to Marqibo but the Company is eligible to receive total milestone payments of up to $18,000,000 on Alocrest and Brakiva.

Talon was acquired by Spectrum in July 2013. The acquisition does not affect the terms of the license between Talon and the Company. On September 3, 2013, Spectrum announced that they had shipped the first commercial orders of Marqibo. For the three months ended March 31, 2016, the Company recorded $28,000 in Marqibo royalty revenue (three months ended March 31, 2015 -$57,000). For the three months ended March 31, 2016, the Company accrued 2.5% in royalties due to TPC in respect of the Marqibo royalty earned by the Company – see note 7, contingencies and commitments.

4.      Accounts payable and accrued liabilities

Accounts payable and accrued liabilities is comprised of the following, in thousands:

	March 31, 2016	December 31, 2015
Trade accounts payable	$3,993	$2,610
Research and development accruals	2,257	2,358
License fee accruals	—	—
Professional fee accruals	919	640
Deferred lease inducements	284	297
Payroll accruals	211	2,331
Other accrued liabilities	47	591
	$7,711	$8,827

5.      Share Capital

(a)      Financing

On March 25, 2015, the Company announced that it had completed an underwritten public offering of 7,500,000 common shares, at a price of $20.25 per share, representing gross proceeds of $151,875,000. The Company also granted the underwriters a 30 day option to purchase an additional 1,125,000 shares for an additional $22,781,000 to cover any over-allotments. The underwriters did not exercise the option. The cost of financing, including commissions and professional fees, was $9,700,000, resulting in net proceeds of $142,175,000.

(b)      Liability-classified stock options

Valuation assumptions

Liability options are re-measured to their fair values at each reporting date, using the Black-Scholes valuation model. The methodology and assumptions prevailing at the re-measurement date used to estimate the fair values of liability options remain unchanged from the date of grant of equity classified stock option awards. Assumptions about the Company’s expected stock-price volatility are based on the historical volatility of the Company’s publicly traded stock. The risk-free interest rate used for each grant is equal to the zero coupon rate for instruments with a similar expected life. Expected life assumptions are based on the Company’s historical data. The weighted average Black-Scholes option-pricing assumptions and the resultant fair values as at the reclassification date of January 1, 2016, and as at March 31, 2016, are presented in the following table:

	March 31,	January 1,
	2016	2016
Dividend yield	—%	—%
Expected volatility	96.84%	97.78%
Risk-free interest rate	0.78%	0.86%
Expected average term (years)	5.2 years	5.3 years
Fair value of options outstanding	$2.98	$3.33
Aggregate fair value of options outstanding (in thousands)	$1,755	$1,909
Number of options outstanding	694,500	718,333

ARBUTUS BIOPHARMA CORPORATION
Notes to condensed consolidated financial statements
(Unaudited)
(Tabular amounts in thousands)

Stock option activity for liability options

	Number of optioned common shares	Weighted average exercise price (C$)	Weighted average exercise price (US$)	Aggregate intrinsic value (US$)
Balance, January 1, 2016	718,333	$7.24	$5.23	$604
Options forfeited, canceled or expired	(23,833)	5.94	4.58	—
Balance, March 31, 2016	694,500	$7.28	$5.61	$438

Liability options expire at various dates from August 2, 2016 to May 22, 2024.

The following table summarizes information pertaining to liability options outstanding at March 31, 2016:

			Options outstanding March 31, 2016			Options exercisable March 31, 2016
Range of Exercise prices (US$)			Number of options outstanding	Weighted average remaining contractual life (years)	Weighted average exercise price (US$)	Number of options exercisable	Weighted average exercise price (US$)
$1.31	to	$1.85	120,000	4.8	$1.53	120,000	$1.53
$2.31	to	$3.58	100,000	2.4	2.95	100,000	2.95
$3.97	to	$4.43	124,000	6.5	4.20	115,071	4.19
$5.01	to	$6.39	95,000	6.4	6.10	66,875	5.98
$7.02	to	$7.02	150,000	7.5	7.02	123,750	7.02
$9.64	to	$14.28	105,500	7.9	11.95	71,481	11.74
$1.31	to	$14.28	694,500	6.1	$5.61	597,177	$5.14

At March 31, 2016, there were 597,177 liability options exercisable with a weighted average exercise price of $5.14 (C$6.67). The weighted average remaining contractual life of exercisable liability options as at March 31, 2016 was 5.8 years. The aggregate intrinsic value of in-the-money liability options exercisable at March 31, 2016 was $438,000.

A summary of the Company's non-vested liability stock option activity and related information at March 31, 2016 is as follows:

	Number of optioned common shares	Weighted average fair value (US$)
Non-vested at January 1, 2016	134,000	$3.61
Options vested	(36,677)	3.29
Non-vested options forfeited	—	—
Non-vested at March 31, 2016	97,323	$3.27

The weighted average remaining contractual life for liability options expected to vest at March 31, 2016 was 7.7 years and the weighted average exercise price for these options was $8.48 (C$11.01) per share.

The total fair value of liability options that vested during the three months ended March 31, 2016 was $200,000.

ARBUTUS BIOPHARMA CORPORATION
Notes to condensed consolidated financial statements
(Unaudited)
(Tabular amounts in thousands)

6.      Concentrations of credit risk

Credit risk is defined by the Company as an unexpected loss in cash and earnings if a collaborative partner is unable to pay its obligations on a timely basis. The Company’s main source of credit risk is related to its accounts receivable balance which principally represents temporary financing provided to collaborative partners in the normal course of operations.

The Company does not currently maintain a provision for bad debts as the majority of accounts receivable are from collaborative partners or government agencies and are considered low risk.

The carrying amount of financial assets represents the maximum credit exposure. The maximum exposure to credit risk at March 31, 2016 was the accounts receivable balance of $340,000 (December 31, 2015 -$1,008,000).

All accounts receivable balances were current as at March 31, 2016 and at December 31, 2015.

7.      Contingencies and commitments

Product development partnership with the Canadian Government

The Company entered into a Technology Partnerships Canada ("TPC") agreement with the Canadian Federal Government on November 12, 1999. Under this agreement, TPC agreed to fund 27% of the costs incurred by the Company, prior to March 31, 2004, in the development of certain oligonucleotide product candidates up to a maximum contribution from TPC of $7,179,000 (C$9,323,000). As at March 31, 2016, a cumulative contribution of $2,851,000 (C$3,702,000) has been received and the Company does not expect any further funding under this agreement. In return for the funding provided by TPC, the Company agreed to pay royalties on the share of future licensing and product revenue, if any, that is received by the Company on certain non-siRNA oligonucleotide product candidates covered by the funding under the agreement. These royalties are payable until a certain cumulative payment amount is achieved or until a pre-specified date. In addition, until a cumulative amount equal to the funding actually received under the agreement has been paid to TPC, the Company agreed to pay 2.5% royalties on any royalties the Company receives for Marqibo. For the three months ended March 31, 2016, the Company earned royalties on Marqibo sales in the amount of $28,000 (three months ended March 31, 2015 – $57,000) (see note 3(e)), resulting in $1,000 being recorded by the Company as royalty payable to TPC (March 31, 2015 -$1,000). The cumulative amount paid or accrued up to March 31, 2016 was $12,000, resulting in the contingent amount due to TPC being $2,838,000 (C$3,686,000)

License agreement with Marina Biotech, Inc. (“Marina”)

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

Effective August 9, 2013, Marina’s UNA technology was acquired by Arcturus Therapeutics, Inc. (“Arcturus”) and the UNA license agreement between the Company and Marina was assigned to Arcturus. The terms of the license are otherwise unchanged. On December 22, 2014, the Company received clearance from Health Canada to conduct a Phase I Clinical Study with ARB-1467, which utilizes Arcturus’ UNA technology. The dosing of first subject in the Phase I clinical trial of ARB-1467 occurred in January 2015, which resulted in a milestone payment of $250,000 to Arcturus.

ARBUTUS BIOPHARMA CORPORATION
Notes to condensed consolidated financial statements
(Unaudited)
(Tabular amounts in thousands)

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

The regulatory, development and sales milestone payments have an estimated fair value of approximately $6,727,000 as at the date of acquisition of Arbutus Inc., and have been treated as contingent consideration payable in the purchase price allocation, based on information available at the date of acquisition, using a probability weighted assessment of the likelihood the milestones would be met and the estimated timing of such payments, and then the potential contingent payments were discounted to their present value using a probability adjusted discount rate that reflects the early stage nature of the development program, time to complete the program development, and overall biotech indices.

Contingent consideration is recorded as a financial liability, and measured at its fair value at each reporting period with any changes in fair value from the previous reporting period recorded in the statement of operations and comprehensive loss (see note 2).

Drexel and Blumberg

In February 2014, Arbutus Inc. entered into a license agreement with Blumberg and Drexel that granted an exclusive, worldwide, sub-licensable license to three different compound series: cccDNA inhibitors, capsid assembly inhibitors and HCC inhibitors.

ARBUTUS BIOPHARMA CORPORATION
Notes to condensed consolidated financial statements
(Unaudited)
(Tabular amounts in thousands)

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

In November 2014, Arbutus Inc. entered into an additional license agreement with Blumberg and Drexel pursuant to which it received an exclusive, worldwide, sub-licensable license under specified patents and know-how controlled by Blumberg and Drexel covering epigenetic modifiers of cccDNA and STING agonists. In consideration for these exclusive licenses, Arbutus Inc. made an upfront payment of $50,000. Under this agreement, the Company is required to pay up to $1,000,000 for each licensed product upon the achievement of a specified regulatory milestone and a low single digit royalty, based upon the proportionate net sales of compounds covered by this intellectual property in any commercialized combination. The Company is also obligated to pay Blumberg and Drexel a double digit percentage of all amounts received from its sub-licensees, subject to exclusions.

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

NeuroVive Pharmaceutical AB (“NeuroVive”)

In September 2014, Arbutus Inc. entered into a license agreement with NeuroVive that granted them an exclusive, worldwide, sub-licensable license to develop, manufacture and commercialize, for the treatment of HBV, oral dosage form sanglifehrin based cyclophilin inhibitors (including OCB-30). Under this license agreement, the Company has been granted a non-exclusive, royalty free right and license and right of reference to NeuroVive’s relevant regulatory approvals and filings for the sole purpose of developing, manufacturing and commercializing licensed products for the treatment of HBV. Under this license agreement, the Company has (1) an option to expand its exclusive license to include treatment of viral diseases other than HBV and (2) an option, exercisable upon specified conditions, to expand its exclusive license to include development, manufacture and commercialization of non-oral variations of licensed products for treatment of viral diseases other than HBV. NeuroVive retains all rights with respect to development, manufacture and commercialization of licensed products and non-oral variations of licensed products for all indications (other than HBV) for which the Company has not exercised its option.

In partial consideration for this license, Arbutus Inc. paid NeuroVive a license fee of $1,000,000. In 2015, the Company decided to discontinue the OCB-30 development program based on extensive research and analysis.  Otherwise, the license agreement and ongoing relationship with NeuroVive remains in full effect at this time.

ARBUTUS BIOPHARMA CORPORATION
Notes to condensed consolidated financial statements
(Unaudited)
(Tabular amounts in thousands)

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

ARBUTUS BIOPHARMA CORPORATION
Notes to condensed consolidated financial statements
(Unaudited)
(Tabular amounts in thousands)

8.      Subsequent event

Included in the total consideration transferred for the acquisition of Arbutus Inc. in March 2015 are common shares issued as replacement awards, which are subject to repurchase provisions. The total fair value of these common shares attributed to the post acquisition period is approximately $56,934,000 and is being recognized as compensation expense over the expiry period of repurchase provision rights subsequent to the acquisition date. As at March 31, 2016, the total unrecognized compensation expense related to the expiry of repurchase provisions was $33,988,000.

On April 30, 2016 and May 6, 2016, two of the four shareholders of these common shares subject to repurchase provision departed, or will depart, from the Company, resulting in accelerated expiry of the repurchase provision. These departures will trigger the recognition of an incremental compensation expense of $14,008,000 in the three months ended June 30, 2016.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following discussion and analysis by our management of our financial position and results of operations in conjunction with our audited consolidated financial statements and related notes thereto included as part of our Annual Report on Form 10-K for the year ended December 31, 2015 and our unaudited condensed consolidated financial statements for the three month period ended March 31, 2016. Our consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles and are presented in U.S. dollars.

FORWARD-LOOKING STATEMENTS
The information in this report contains forward-looking statements within the meaning of the Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, and forward looking information within the meaning of Canadian securities laws (collectively, “forward-looking statements”). Forward-looking statements in this report include statements about our strategy, future operations, clinical trials, prospects and the plans of management; the discovery, development and commercialization of a cure for HBV; our beliefs and development path and strategy to achieve a cure for HBV; completion of the deliverables under the Dicerna agreements in March 2017; the research benefits of the collaboration with The Baruch S. Blumberg Institute, including expanding our HBV drug candidate pipeline through internal development, acquisitions and in-licenses; evaluating combinations of two or more drug candidates in cohorts of patients with chronic HBV infection, and using the results to adaptively design additional treatment regimens for the next cohorts; evaluating different treatment durations to determine the optimal finite duration of therapy, until we select combination therapy regimens and treatment durations to conduct Phase III clinical trials intended to ultimately support regulatory filings for marketing approval; the design of the ARB-1467 Phase II multi-dosing study, with single dose and multi-dose HBsAg reduction data expected in the second half of 2016; filing an IND (or equivalent filing) for ARB-1740 in the second half of 2016; filing an IND (or equivalent filing) for our lead cccDNA formation inhibitor in the second half of 2016; filing an IND (or equivalent filing) for AB-423 in the second half of 2016; initiating clinical development of ARB-1598 in chronically infected HBV patients in 2016; the effectiveness of surface antigen secretion inhibitors; the effectiveness of cccDNA epigenetic modifiers; identifying potent, orally active small molecule human STING agonists that possess the desired characteristics to progress into human clinical studies; using the LNP delivery technology to develop a subcutaneous version of the RNAi agent targeting hepatitis B surface antigen and possibly applying it to other RNAi products and to create opportunities for future technology license agreements; a New Drug Application filing for Alnylam's patisisiran program in 2017; low-single-digit royalty payments as Alnylam’s LNP-enabled products are commercialized; mid-single digit royalty payments based on Marqibo’s commercial sales; potential development milestones and mid-single-digit royalty payments on future DCR-PH1 sales; the belief that current legal proceedings will not have a material adverse effect on our consolidated results of operations, cash flows, or financial condition; the expected return from strategic alliances, licensing agreements, and research collaborations; our intent to retain earnings, if any, to finance the growth and development of their business and not to pay dividends or to make any other distributions in the near future; arbitration proceedings with the University of British Columbia in connection with alleged unpaid royalties; anticipated royalty receipts; statements with respect to revenue and expense fluctuation and guidance; and the quantum and timing of potential funding.

With respect to the forward-looking statements contained in this report, we have made numerous assumptions regarding, among other things: LNP’s status as a leading RNAi delivery technology; our research and development capabilities and resources; the effectiveness of our products as a treatment for chronic Hepatitis B infection or other diseases; the timing and quantum of payments to be received under contracts with our partners; assumptions related to our share price volatility, expected lives of warrants and warrant issuances and/or exercises; and our financial position and its ability to execute its business strategy. While we consider these assumptions to be reasonable, these assumptions are inherently subject to significant business, economic, competitive, market and social uncertainties and contingencies.
Our actual results could differ materially from those discussed in the forward-looking statements as a result of a number of important factors, including the risk factors discussed in this report and the risk factors discussed in our Annual Report on Form 10-K under the heading “Risk Factors,” and the risks discussed in our other filings with the Securities and Exchange Commission and Canadian Securities Regulators. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis, judgment, belief or expectation only as of the date hereof. All forward-looking statements herein are qualified in their entirety by this cautionary statement, and we explicitly disclaim any obligation to revise or update any such forward-looking statements or to publicly announce the result of any revisions to any of the forward-looking statements contained herein to reflect future results, events or developments, except as required by law.

OVERVIEW

Arbutus Biopharma Corporation ("Arbutus", the "Company", "we", "us", and "our") is a publicly traded industry-leading Hepatitis B Virus (HBV) therapeutic solutions company. HBV represents a significant unmet medical need, and given the complex biology of the disease, we believe combination therapies are the key to HBV treatment and a potential cure, and development can be accelerated when multiple components of a combination therapy regimen are controlled by the same company. We have assembled an HBV pipeline consisting of multiple drug candidates, with complementary mechanisms of action, and plan to continue to broaden our pipeline.

HBV Focused Product Pipeline

Our product pipeline like our business is focused on finding a cure for chronic HBV infection, with the objective of developing a combination of products that intervene at different points in the viral life cycle and reactivating the host immune system. Given our strong scientific and research capabilities in-house, we are able to conduct preclinical combination studies to evaluate combinations of our proprietary pipeline candidates. Once compounds within the portfolio with sufficient activity have been identified, we intend, subject to discussions with regulatory authorities, to evaluate combinations of two or more drug candidates in cohorts of patients with chronic HBV infection. We expect to use these results to adaptively design additional treatment regimens for the next cohorts. We also plan to evaluate different treatment durations to determine the optimal finite duration of therapy. We plan to continue this iterative process until we select combination therapy regimens and treatment durations to conduct Phase III clinical trials intended to ultimately support regulatory filings for marketing approval.

Stage of Development
Candidate/Program
Research
IND Enabling
Phase I
Phase II
ARB-1467 (TKM-HBV, RNAi)
ARB-1740 (RNAi)
AB-423 (Core Protein/ Capsid Inhibitor)
cccDNA Formation Inhibitor
ARB-1598 (TLR9 Agonist)
Surface Antigen Secretion Inhibitor
cccDNA Epigenetic Modifier
STING Agonist
RNaseH Inhibitor

We intend to continue to expand our HBV pipeline through internal development, acquisitions and in-licenses. We also have a research collaboration agreement with The Baruch S. Blumberg Institute that provides exclusive rights to in-license any intellectual property generated through the collaboration.

RNAi (ARB-1467 & ARB-1740)

Our lead RNAi HBV candidate, ARB-1467 (formerly TKM-HBV), is designed to reduce Hepatitis B surface antigen (HBsAg) expression in patients chronically infected with HBV. Reducing HBsAg is thought to be a key prerequisite to enable a patient’s immune system to raise an adequate immune response against the virus. The ability of ARB-1467 to inhibit numerous viral elements in addition to HBsAg increases the likelihood of affecting the viral infection.

ARB-1467 is a multi-component RNAi therapeutic that simultaneously targets three sites on the HBV genome, including the HBsAg coding region. Targeting three distinct and highly conserved sites on the HBV genome is intended to facilitate potent knockdown of all viral mRNA transcripts and viral antigens across a broad range of HBV genotypes and reduce the risk of developing antiviral resistance. In preclinical models, ARB-1467 treatment results in reductions in intrahepatic and serum HBsAg, HBV DNA, cccDNA, Hepatitis B e antigen (HBeAg) and Hepatitis B c antigen (HBcAg). ARB-1467 was evaluated in a Phase I Single Ascending Dose (SAD) trial designed to assess the safety, tolerability and pharmacokinetics of intravenous administration of the product in healthy adult subjects. In the Phase I SAD study, healthy volunteer subjects were dosed up to a dose of 0.4 mg/kg but a defined maximum tolerated dose was not reached.

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

While we are focused on development of our lead HBV product candidates, we believe in continuous innovation and will incorporate technological and product design advancements that may result in an improvement in safety and/or efficacy. An example of this is our follow-on RNAi HBV candidate, ARB-1740. ARB-1740 is more potent than ARB-1467 in preclinical studies and has the potential to be effective at lower clinical doses than ARB-1467. ARB-1740 is chemically distinct from ARB-1467 (includes different target sequences) and employs the same LNP formulation as ARB-1467. We plan to file an IND (or equivalent filing) for ARB-1740 in the second half of 2016.

cccDNA Formation Inhibitors

We are developing small molecule cccDNA formation inhibitors. The inhibition of cccDNA formation is expected to reduce the amount of cccDNA in the infected liver by blocking the formation of new cccDNA. We acquired the exclusive, worldwide rights to this program through an in-license from the Blumberg Institute. We have made significant progress with the discovery of potent and small molecule cccDNA formation inhibitors. As presented at the 2015 International Meeting on Molecular Biology of Hepatitis B Viruses in October 2015, our cccDNA formation inhibitors demonstrate synergy with approved nucleot(s)ide analogs in preclinical models, which could lead to faster declines in cccDNA levels in patients than is seen with nucleot(s)ide analogs alone. We presented preclinical combination data from our cccDNA formation inhibitor program at various scientific conferences in April 2016. We plan to file an IND (or equivalent filing) for our lead cccDNA formation inhibitor in the second half of 2016.

Core Protein/ Capsid Assembly Inhibitor (AB-423)

HBV core protein, or capsid, is required for viral replication and core protein may have additional roles in cccDNA function. Current nucleot(s)side analog therapy significantly reduces HBV DNA levels in the serum but HBV replication continues in the liver, thereby enabling HBV infection to persist. Effective therapy for patients requires new agents which will effectively block viral replication. We are developing core protein inhibitors (also known as capsid assembly inhibitors) as oral therapeutics for the treatment of chronic HBV infection. By inhibiting assembly of the iral capsid, the ability of hepatitis B virus to replicate is impaired, resulting in reduced cccDNA. We presented preclinical combination data from our lead core protein/capsid assembly inhibitor AB-423 at scientific conferences in April 2016. We plan to file an IND (or equivalent filing) for AB-423 in the second half of 2016.

TLR9 Agonist (ARB-1598)

Immune stimulation by toll-like receptor (TLR) agonists may overcome the immunologic blocks that allow chronic HBV persistence, including direct activation of the host’s innate antiviral response. Licensed from Cytos Biotechnology Ltd., (“Cytos”), ARB-1598 (formerly CYT003) is a biological carrier which is filled with the immunostimulatory oligonucleotide called G10, a TLR-9 agonist. ARB-1598 has been shown to directly activate B cells and stimulates human plasmacytoid dendritic cells to secrete Interferon alpha, and has previously been utilized in human trials in other indications. ARB-1598 also activates other antigen presenting cells indirectly and promotes the development of TH1 type cytokine response, which is thought to be potentially beneficial in promoting anti-HBV T cell immunity. ARB-1598 is undergoing preclinical evaluation to establish its utility for HBV, and we plan to initiate clinical development of ARB-1598 in chronically infected HBV patients in 2016.

Other Research Programs

Surface Antigen Secretion Inhibitors

We are developing multiple small molecule orally bioavailable inhibitors of HBV surface antigen production and secretion. By inhibiting the production and secretion of HBV surface antigen from infected cells, we expect that the immune response of patients treated with this therapy may re-engage and thereby mount a more credible response to a hepatitis B virus infection.

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

Ongoing Advancements in LNP Technology

Our LNP technology represents the most widely adopted delivery technology in RNAi, which has enabled several clinical trials and has been administered to hundreds of human subjects. We continue to explore opportunities to generate value from our LNP platform technology, which is well suited to deliver therapies based on RNAi, mRNA, and gene editing constructs. We have also made progress in developing a proprietary GalNAc conjugate technology to enable subcutaneous delivery of an RNAi therapeutic targeting hepatitis B surface antigen and/or other HBV targets.

Suspended Non-HBV RNAi Assets

Our intent is to focus our efforts on discovering, developing and commercializing a cure for patients suffering from chronic HBV infection. As such, we have suspended further development of our non-HBV assets and are exploring different strategic options to maximize the value of these assets. Additional information on these programs can be found in Part I, Item 1, “— Business-Suspended Non-HBV RNAi Assets,” of the annual report on Form 10-K, filed on March 9, 2016.

Partner Programs

Patisiran (ALN-TTR02)

Alnylam has a license to use our intellectual property to develop and commercialize products and may only grant access to our LNP technology to its partners if it is part of a product sublicense. Alnylam’s license rights are limited to patents that we have filed, or that claim priority to a patent that was filed, before April 15, 2010. Anlylam's patisiran (ALN-TTR02) program represents the most clinically advanced application of our LNP delivery technology, and results demonstrate that multi-dosing with our LNP has been well-tolerated with treatments out to 25 months. New Drug Application filing for Alnylam's patisisiran program is expected in 2017. We are entitled to low-single-digit royalty payments as Alnylam’s LNP-enabled products are commercialized.

Marqibo®

Marqibo®, originally developed by Arbutus, is a novel, sphingomyelin/cholesterol liposome-encapsulated formulation of the FDA-approved anticancer drug vincristine. Marqibo’s approved indication is for the treatment of adult patients with Philadelphia chromosome-negative acute lymphoblastic leukemia (Ph-ALL) in second or greater relapse or whose disease has progressed following two or more lines of anti-leukemia therapy. Our licensee, Spectrum Pharmaceuticals, Inc. (Spectrum), launched Marqibo through its existing hematology sales force in the United States.Spectrum has ongoing trials evaluating Marqibo in three additional indications, which are: first line use in patients with Philadelphia Negative Acute Lymphoblastic Leukemia (Ph-ALL), Pediatric ALL and Non-Hodgkin’s lymphoma. We are entitled to mid-single digit royalty payments based on Marqibo’s commercial sales.

DCR-PH1

In November 2014, we signed a licensing and collaboration agreement with Dicerna Pharmaceuticals, Inc. to utilize our LNP delivery technology exclusively in Dicerna's primary hyperoxaluria type 1 (PH1) development program. Dicerna will use our third generation LNP technology for delivery of DCR-PH1, Dicerna's product incorporating its Dicer substrate RNA (DsiRNA) molecule, for the treatment of PH1, a rare, inherited liver disorder that often results in kidney failure and for which there are no approved therapies. In December 2015, Dicerna announced initiation of dosing in healthy volunteers with plans to initiate the Phase I clinical trial in patients with PH1 in 2016. We are entitled to potential development milestones and mid-single-digit royalty payments on future DCR-PH1 sales.

Recent Collaborations

Saint Louis University Liver Center

In May 2016, we signed a licensing and research collaboration agreement with the Saint Louis University Liver Center to develop Ribonuclease H (RNaseH) inhibitors. RNaseH is a component of the viral polymerase and crucial to HBV replication. We believe that an RNaseH inhibitor could complement other direct antiviral HBV products by further crippling the viral replication process, which we believe is going to be a critical component in achieving a cure for chronic HBV. This collaboration allows us to further expand our pipeline and add another program focusing on a novel aspect of the HBV viral lifecycle.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Liability-classified stock option awards valuation / The valuation of liability-classified stock option awards is a critical accounting estimate due to the value of liabilities recorded and the many assumptions that are required to calculate the liability, resulting in the classification of our liability-classified stock option awards as level 3 financial instruments.

We account for liability-classified stock option awards ("liability options") under ASC 718 - Compensation - Stock Compensation, under which awards of options that provide for an exercise price that is not denominated in: (a) the currency of a market in which a substantial portion of the Company's equity securities trades, (b) the currency in which the employee's pay is denominated, or (c ) the Company's functional currency, are required to be classified as liabilities. Due to the change in functional currency as of January 1, 2016, certain stock option awards with exercise prices denominated in Canadian dollars changed from equity classification to liability classification. As such, the historic equity classification of these stock option awards changed to liability classification effective January 1, 2016. The change in classification resulted in reclassification of these awards from, additional paid-in capital to liability-classified options.

We classify liability options in our consolidated balance sheet as liabilities and revalue them at each balance sheet date. Any change in valuation is recorded in our statement of operations as increases or decreases in share-based compensation expense or additional paid-in capital until settlement or cancellation. We use the Black-Scholes pricing model to value the options. Determining the appropriate fair-value model and calculating the fair value of liability options requires considerable judgment. A small change in the estimates used may cause a relatively large change in the estimated valuation. Due to ongoing changes in our business and general stock market conditions, we continuously assess our fair value assumptions. We adjust the estimated expected life as appropriate, based on the pattern of exercises of our stock option awards. As at the reclassification date of January 1, 2016 and the balance sheet date of March 31, 2016, for the purpose of calculating the fair value, the weighed-average expected life of outstanding was 5.3 and 5.2 years, respectively; the weighted-average risk-free interest rate was 0.86% and 0.78%, respectively; the weighted-average volatility was 97.8% and 96.8%, respectively; and the dividend yield was 0% based on no history of dividend payment by the Company. For the three month period ended March 31, 2016, we recorded a total share-based compensation expense related to the change in fair value of liability options of $498,000.

Share purchase warrant valuation / The valuation of share purchase warrants is a critical accounting estimate due to the value of liabilities recorded and the many assumptions that are required to calculate the liability, resulting in the classification of our warrant liability as a level 3 financial instrument.

We classify warrants in our consolidated balance sheet as liabilities and revalue them at each balance sheet date. Any change in valuation is recorded in our statement of operations. We use the Black-Scholes pricing model to value the warrants. Determining the appropriate fair-value model and calculating the fair value of registered warrants requires considerable judgment. A small change in the estimates used may cause a relatively large change in the estimated valuation. Due to ongoing changes in our business and general stock market conditions, we continuously assess our warrant fair value assumptions. We adjust the estimated expected life as appropriate, based on the pattern of exercises of our warrants. As at December 31, 2015, for the purpose of calculating the fair value, the expected life of outstanding warrants was three months for warrants expiring in June 2016, and eleven months for warrants expiring in February 2017. Based on the pattern of decreasing exercises of warrants, we increased the expected life to five and a half months for outstanding warrants expiring in June 2016 effective January 1, 2016. As at March 31, 2016, the remaining expected life is two and a half months and eight months for outstanding warrants expiring in June 2016 and February 2017, respectively. For the three month period ended March 31, 2016, we recorded a gain in earnings due to the decrease in fair value of warrant liability of $161,000.

There are no other changes to our critical accounting policies and estimates from those disclosed in our annual MD&A contained in our 2015 Annual Report filed on Form 10-K.

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (ASC 606). The standard is intended to clarify the principles for recognizing revenue and to develop a common revenue standard for U.S. GAAP and IFRS by creating a new Topic 606, Revenue from Contracts with Customers, a clarification of ASU 2014-09 (see above). This guidance supersedes the revenue recognition requirements in ASC 605, Revenue Recognition, and supersedes some cost guidance included in Subtopic 605-35, Revenue Recognition – Construction-Type and Production-Type Contracts. The core principle of the accounting standard is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those good or services. The amendments should be applied by either (1) retrospectively to each prior reporting period presented; or (2) retrospectively with the cumulative effect of initially applying this ASU recognized at the date of initial application. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date to defer the effective date of Update 2014-09 for all entities by one year. The new guidance would be effective for fiscal years beginning after December 15, 2017, which for us means January 1, 2018. Entities are permitted to adopt in accordance with the original effective date if they choose. We have not yet determined the extent of the impact of adoption.

In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations, a clarification of ASU 2014-09 (see above). The amendments in this update do not change the core principle of the guidance, but are intended to improve the operability and understandability of the implementation guidance on principal versus agent considerations. Under these amendments, an entity must determine whether it is a principal or agent for each specified good or service promised to the customer, an entity must determine the nature of each specified good or service, and when another party is involved in providing goods or services to a customer, an entity that is a principal obtains control of (a) a good or another asset from the other party that it then transfers to the customer; (b) a right to a service that will be performed by another party, which gives the entity the ability to direct that party to provide the service to the customer on the entity’s behalf; or (c) a good or service from the other party that is combines with other goods or services to provide the specified good or service to the customer. The amendments in this update affect the guidance in ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which is not yet effective. The effective date and transition requirements for the amendments in this update are the same as the effective date and transition requirements of Update 2014-09, which would be effective for fiscal years beginning after December 15, 2017, which for the Company means January 1, 2018. The Company has not yet determined the extent of the impact of adoption.

ARBUTUS BIOPHARMA CORPORATION
Notes to condensed consolidated financial statements
(Unaudited)
(Tabular amounts in thousands)

In April 2016, FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, a clarification of ASU 2014-09 (see above). The amendments in this update are expected to reduce the cost and complexity of applying the guidance on identifying promised goods or services. An entity is not required to assess whether promised goods or services are performance obligations if they are immaterial in the context of the contract with the customer. An entity is permitted, as an accounting policy election, to account for shipping and handling activities that occur after the customer has obtained control of a good as an activity to fulfill the promise to transfer the good rather than as an additional promised service. The amendments in this update are also intended to improve the operability and understandability of the licensing implementation guidance by providing clarification. An entity’s promise to grant a customer a license to intellectual property that has a significant standalone functionality does not include supporting or maintaining that intellectual property during the license period (i.e. drug formulas). In contrast, an entity’s promise to grant a customer a license to a symbolic intellectual property includes supporting or maintaining that intellectual property during the license period. Also, an entity should not split a sales-based or usage-based royalty into a portion subject to the recognition guidance on sales-based and usage-based royalties and a portion that is not subject to that guidance. The amendments in this update affect the guidance in ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which is not yet effective. The effective date and transition requirements for the amendments in this update are the same as the effective date and transition requirements of Update 2014-09, which would be effective for fiscal years beginning after December 15, 2017, which for the Company means January 1, 2018. The Company has not yet determined the extent of the impact of adoption.

In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The update is intended to simplify several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification of the statement of cash flows. Under this update, there are five simplifications for public companies. All excess tax benefits and tax deficiencies should be recognized as income tax expense or benefit in the income statement and the tax effects of exercised or vested awards should be treated as discrete items in the reporting period in which they occur. Excess tax benefits should be classified along with other tax cash flows as an operating activity. An entity can make an entity-wide accounting policy election to either estimate the number of awards that are expected to vest (current GAAP) or account for forfeitures when they occur. Cash paid by an employee when directly withholding shares for tax withholding purposes should be classified as financing activity. The amendments in this update would be effective for annual periods beginning after December 15, 2016, which for the Company means January 1, 2017. Early application is permitted. The Company does not plan to early adopt this update. The extent of the impact of this adoption has not yet been determined.

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

(in millions $ except per share data) – unaudited

	Q1	Q4	Q3	Q2	Q1	Q4	Q3	Q2
	2016	2015	2015	2015	2015	2014	2014	2014
Revenue
Collaborations and contracts:
DoD	$—	$(0.1)	$2.0	$1.9	$3.0	$2.8	$1.5	$0.9
Monsanto	—	3.9	0.3	0.3	0.2	0.3	0.3	0.3
Dicerna	0.1	0.7	0.7	0.2	0.2	0.3	0.2	—
Other	—	—	—	—	—	—	1.6	—
	0.1	4.5	3.0	2.4	3.4	3.4	3.6	1.2
Acuitas licensing payments	0.3	—	—	—	—	—	—	—
Monsanto licensing fees and milestone payments	—	7.9	0.7	0.8	0.8	0.9	0.7	0.6
Dicerna licensing fee	0.2	0.3	0.3	0.3	0.3	0.1	—	—
Spectrum milestone and royalty payments	—	0.1	0.1	0.1	0.1	—	0.1	—
Total revenue	0.6	12.7	4.1	3.6	4.6	4.4	4.4	1.8
Expenses	(20.6)	(24.4)	(62.2)	(17.9)	(22.7)	(15.6)	(11.2)	(11.2)
Other income (losses)	4.1	5.5	14.0	(0.5)	6.0	5.0	(1.8)	3.3
Loss before income taxes	(15.9)	(6.2)	(44.2)	(14.8)	(12.1)	(6.2)	(8.6)	(6.1)
Income tax benefit	—	1.0	15.2	—	—	—	—	—
Net loss	(15.9)	(5.2)	(29.0)	(14.8)	(12.1)	(6.2)	(8.6)	(6.1)
Basic and diluted net loss per share	$(0.31)	$(0.10)	$(0.57)	$(0.27)	$(0.40)	$(0.27)	$(0.39)	$(0.28)

Quarterly Trends

Revenue / Our revenue is derived from research and development collaborations and contracts, licensing fees, milestone and royalty payments. Over the past two years, our principal source of ongoing revenue has been our contract with the DoD to advance TKM-Ebola which began in July 2010 and terminated in October 2015.

In Q3 2010 we signed a contract with the DoD to develop TKM-Ebola and have since incurred significant program costs related to equipment, materials and preclinical and clinical studies. These costs are included in our research, development, collaborations and contracts expenses. These costs are fully reimbursed by the DoD, and this reimbursement amount is recorded as revenue. DoD revenue from the TKM-Ebola program also compensates us for labor and overheads and provides an incentive fee. As described in our critical accounting policies in our Annual Report, we estimate the labor and overhead rates to be charged under our TKM-Ebola contract and update these rate estimates throughout the year. In Q2 2014, we earned $0.9 million in DoD revenue due to lower contract activity as our clinical trial data was with the FDA for review. DoD revenue increased in Q3 2014 with an increase in activity as we prepared a response to the FDA’s partial clinical hold on our Phase I Clinical Trial. In October 2014, the DoD exercised a contract option adding $7.0 million to the contract for the scale-up and manufacture of TKM-Ebola-Guinea, our product targeting the Ebola-Makona (formerly known as Ebola-Guinea) strain responsible for the current outbreak in West Africa. DoD revenue increased in Q4 2014 and Q1 2015 as we purchased materials and manufactured TKM-Ebola-Guinea. In Q2 2015, material purchases and subcontract work related to TKM-Ebola-Guinea were less significant. In July 2015, we announced that activities had been suspended and in Q4 2015 the DoD contract was terminated. We are currently conducting contract close out procedures with the DoD.

In January 2014, we signed an Option Agreement and a Services Agreement with Monsanto for the use of our proprietary delivery technology and related intellectual property in agriculture. Over the option period, which was expected to be approximately four years, Monsanto made payments to us to maintain their option rights. In Q1 2014, we received $14.5 million of the $17.5 million near term payments, of which $4.5 million relates to research services and $10.0 million for the use of our technology. In June 2014 and October 2014, we received further payments of $1.5 million each, following the completion of specified program developments. In 2015, we received an additional $1.3 million related to research services. The payments were being recognized as revenue on a straight-line basis over the option period. In Q4 2015, we did not receive further payments from Monsanto for the continuance of research activities under the arrangement. As such, we revised our estimated option period end date to December 31, 2015, resulting in the full release of Monsanto deferred revenue and recognition of $11.8 million in Monsanto revenue in Q4 2015. In March 2016, Monsanto exercised its option to acquire 100% of the outstanding shares of Protiva Agricultural Development Company Inc. (PADCo), for which Monsanto paid us an exercise fee of $1.0 million in Q1 2016. We recorded this receipt in Q1 2016 as Other Income.

In November 2014, we signed a License Agreement and a Development and Supply Agreement with Dicerna for the use of our proprietary delivery technology and related technology intended to develop, manufacture, and commercialize products related to the treatment of PH1. In Q4 2014, we received an upfront payment of $2.5 million, which is being recognized over the period over which we provide services to Dicerna, estimated to complete in Q1 2017. In addition, we have recognized Dicerna collaboration revenue for inventory manufacture and provision of development services.

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

Expenses / Expenses consist primarily of clinical and pre-clinical trial expenses, personnel expenses, consulting and third party expenses, reimbursable collaboration expenses, consumables and materials, patent filing expenses, facilities, stock-based compensation and general corporate costs. Impairment of intangible assets is also included in operating expenses.

Our expenses have increased in the past eight quarters due to an increase in our research and development activities as we seek to move more products into the clinic. In Q2 2014, we initiated a Phase I/II Clinical Trial for TKM-PLK1 in patients with HCC. In Q4 2014, we filed a Canadian Clinical Trial Application (CTA) for ARB-1467 and received clearance to conduct a Phase I Clinical Trial, as well as initiated manufacturing of TKM-Ebola-Guinea for emergency use in West Africa. In Q1 2015, we initiated a Phase I Clinical Trial for ARB-1467 and incurred significant material costs related to the TKM-Ebola-Guinea contract with the DoD. In addition, we incurred $9.3 million in costs for professional fees related to completing the merger with Arbutus Inc. (formerly OnCore Biopharma Inc.). In Q2 2015, we incurred an incremental $2.9 million R&D expenses related to our HBV programs acquired through the merger with Arbutus Inc. In Q3 2015, we incurred $5.5 million in incremental R&D expenses primarily related to an increase in HBV and HCC clinical trial expenses due to an increase in patient enrollment and a ramp up in spending on other Arbutus Inc. HBV programs. In Q4 2015 and Q1 2016, we continued to incur significant R&D expense related to our HBV programs.

In Q3 2015, we recorded a total impairment charge of $38.0 million based on our decision to discontinue our development of cyclophilin inhibitors. The decision was based on extensive preclinical evaluations of OCB-030, and other competitive cyclophilin inhibitors, following the acquisition of Arbutus Inc., which concluded that cyclophilins do not play a meaningful role in HBV biology.

Other income (losses) / Other income (losses) consist primarily of changes in the fair value of our warrant liability and foreign exchange differences. Other losses increased in Q3 2014 due primarily to the increase in fair value of our warrant liability. Increases in our share price from the previous reporting date results in an increase in the fair value of our warrant liability, and vice versa. We expect to see future changes in the fair value of our warrant liability and these changes will largely depend on the change in the Company’s share price, any change in our assumed rate of share price volatility, our assumptions for the expected lives of the warrants and warrant exercises.

We have recorded large foreign exchange gains and losses over the past eight quarters including a gain of $11.8 million in Q3 2015. Up until December 31, 2015, our foreign exchange gains and losses largely relate to U.S. dollar cash and investment holdings and fluctuations in the U.S./Canadian dollar exchange rate. We expect to record future foreign exchange gains and losses, on conversion from the Canadian dollar, to the U.S. dollar, as the functional currency for the company has changed to the U.S. dollar effective January 1, 2016. This change in functional currency results in a smaller proportion of our cash and investments being held in a foreign currency and therefore reduces the level of gains and losses we expect to record in this respect.

In Q1 2016, other income included a $1.0 million gain on disposition of financial instrument related to the option exercise fee we received from Monsanto for the acquisition of PADCo in March 2016.

Income tax benefit / Income tax benefit relates to the decrease in deferred tax liability associated with the impairment charge recorded on acquired intangible assets. In Q3 2015, we recorded $15.2 million of income tax benefit for the estimated impairment of our cyclophilin inhibitor program, OCB-030. In Q4 2015, we recorded a further $1.0 million in income tax benefit due to the revision of fair value of cyclophilins.

Net loss / Fluctuations in our net loss are explained by changes in revenue, expenses and other income (losses) as discussed above.

RESULTS OF OPERATIONS
The following summarizes the results of our operations for the periods shown, in thousands (except for per share figures):

	Three Months Ended
	March 31,
	2016	2015
Total revenue	$603	$4,682
Operating expenses	20,580	22,688
Loss from operations	(19,977)	(18,006)
Net loss	$(15,874)	$(11,989)
Basic and diluted loss per share	(0.31)	(0.40)

Revenue / Revenue is summarized in the following table, in thousands:

	Three months ended March 31,
	2016	% of Total	2015	% of Total
DoD	$—	—%	$3,045	65%
Monsanto	—	—%	248	5%
Dicerna	107	18%	227	5%
Total collaborations and contracts revenue	107	18%	3,520	75%
Monsanto licensing fee and milestone payments	—	—%	842	18%
Acuitas milestone payment	255	42%	—	—%
Dicerna licensing fee	213	35%	263	6%
Spectrum milestone and royalty payments	28	5%	57	1%
Total revenue	$603		$4,682

Revenue contracts are covered in more detail in the overview section of this discussion.

DoD revenue

In July 2015, we announced that Ebola related activities were being suspended and, in Q4 2015, we received formal notification from the DoD terminating the contract, subject to the completion of certain post-termination obligations.

Monsanto revenue

In January 2014, we received $14.5 million, of which $4.5 million relates to research services and $10.0 million for the use of our technology. In June and October 2014, we received payments of $1.5 million each, following the completion of specified program developments. In May and September 2015, we received $1.05 million and $0.75 million for research services. We were recognizing this revenue on a straight-line basis over the option period. As we did not receive further payments from Monsanto for the continuance of research activities under the arrangement, we revised our estimated option period end date as at December 31, 2015, resulting in the full release of Monsanto deferred revenue of $11.8 million and a total of $15.0 million in Monsanto revenue for the year ended December 31, 2015. In March 2016, Monsanto exercised its option to acquire 100% of the outstanding shares of the Company's wholly-owned subsidiary, Protiva Agricultural Development Company. The Company received $1,000,000 in exercise fee, which has been recorded as other income for the three-months ended March 31, 2016.

Dicerna revenue

In November 2014, we signed a License Agreement and a Development and Supply Agreement with Dicerna for the use of our proprietary delivery technology and related technology intended to develop, manufacture, and commercialize products related to the treatment of PH1. Licensing fee revenue recognized for the three-months ended March 31, 2016 relates to the earned portion of the upfront payment of $2.5 million for the use of our technology, which is being recognized over the period over which we provide services to Dicerna, estimated to complete in March 2017. Collaboration revenue for the three-months ended March 31, 2016 relates to services provided to Dicerna.

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

Expenses / Expenses are summarized in the following table, in thousands:

	Three months ended March 31,
	2016	% of Total	2015	% of Total
Research, development, collaborations and contracts	$13,144	64%	$10,557	47%
General and administrative	7,219	35%	2,716	12%
Depreciation	217	*	120	1%
Acquisition costs	—	—%	9,295	41%
Total operating expenses	$20,580		$22,688
* represents less than 1% of total

Research, development, collaborations and contracts

Research, development, collaborations and contracts expenses consist primarily of clinical and pre-clinical trial expenses, personnel expenses, consulting and third party expenses, consumables and materials, as well as a portion of stock-based compensation and general overhead costs. R&D expenses increased during the three months ended March 31, 2016 as compared to the three months ended March 31, 2015 as we increased spending on ARB-1467 for which Phase II clinical trials were initiated. We also continue to incur incremental costs related to an increase in activities for the research and preclinical HBV programs we acquired from our merger with Arbutus Inc.

R&D compensation expense increased in the three months ended March 31, 2016 as compared to the three months ended March 31, 2015 due to an increase in the number of employees in support of our expanded portfolio of product candidates, as well as from our merger with Arbutus Inc. In addition, in the three months ended March 31, 2016 we incurred a total of $4.8 million, of incremental non-cash compensation expense as compared to three months ended March 31, 2015, related to the expiry of repurchase rights on shares issued as part of the consideration paid for the merger with Arbutus Inc., of which $1.2 million has been included as part of research, development, collaborations and contracts expense, and $3.6 million included as part of general and administrative expense.

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

General and administrative

General and administrative expenses were higher in the three months ended March 31, 2016 compared to of the three months ended March 31, 2015 due largely to an increase in compensation expense linked to our increase in employee base and incremental corporate expenses to support the growth of the Company following the completion of our merger with Arbutus Inc. This includes incremental non-cash compensation expense of $3.6 million we incurred related to the expiry of repurchase rights on shares issued as part of consideration paid for the merger with Arbutus Inc. (see above).

Acquisition costs

In the three-months ended March 31, 2015, we incurred $9.3 million in costs for professional fees related to completing the merger with Arbutus Inc.

Other income (losses) / Other income (losses) are summarized in the following table, in thousands:

	Three Months Ended
	March 31,
	2016	2015
Interest income	$244	$202
Foreign exchange gains	2,942	7,038
Gain on disposition of financial instrument	1,000	—
Decrease (increase) in fair value of warrant liability	161	(1,223)
Increase in fair value of contingent consideration	(244)	—
Total other income (losses)	$4,103	$6,017

Foreign exchange gains

On January 1, 2016, our functional currency changed from the Canadian dollar to the U.S. dollar based on our analysis of changes in the primary economic environment in which we operate. We will continue to incur substantial expenses and hold cash and investment balances in Canadian dollars, and as such, will remain subject to risks associated with foreign currency fluctuations. For the three months ended March 31, 2016, we recorded a foreign exchange gain of $2.9 million which is primarily an unrealized gain related to an appreciation in the value of our Canadian dollar funds from the previous period, when converted to our functional currency of U.S. dollars.

Gain on disposition of financial instrument

On March 4, 2016, Monsanto exercised its option to acquire 100% of the outstanding shares of our wholly-owned subsidiary, PADCo, as described above and paid us an exercise fee of $1,000,000.

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

LIQUIDITY AND CAPITAL RESOURCES

The following table summarizes our cash flow activities for the periods indicated, in thousands:

	Three Months Ended
	March 31,
	2016	2015
Net loss for the period	$(15,874)	$(11,989)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities	5,206	(2,780)
Changes in operating assets and liabilities	(878)	(3,074)
Net cash used in operating activities	(11,546)	(17,843)
Net cash used in investing activities	(13,582)	37,546
Net cash provided by financing activities	115	142,820
Effect of foreign exchange rate changes on cash & cash equivalents	3,006	(2,434)
Net increase (decrease) in cash and cash equivalents	(22,007)	160,089
Cash and cash equivalents, beginning of period	166,779	72,187
Cash and cash equivalents, end of period	144,772	232,276

Since our incorporation, we have financed our operations through the sales of shares, units, debt, revenues from research and development collaborations and licenses with corporate partners, interest income on funds available for investment, and government contracts, grants and tax credits.

At March 31, 2016, we had an aggregate of approximately $182.7 million in cash and cash equivalents, short-term and long-term investments as compared to an aggregate of $191.4 million in cash and cash equivalents and short-term investments at December 31, 2015.

For the three months ended March 31, 2016, operating activities used $11.5 million in cash as compared to $17.9 million of cash used in the three months ended March 31, 2015. The decrease in cash used from operating activities is primarily related to the significant costs incurred related to the acquisition of Arbutus Inc. in March 2015.

For the three months ended March 31, 2016, investing activities used $13.6 million in cash as we acquired short-term investments in January 2016.

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

Cash requirements / At March 31, 2016 we held $144.8 million in cash and cash equivalents and $38.8 million in short and long-term investments. We believe we have sufficient cash resources for at least the next 12 months. In the future, substantial additional funds will be required to continue with the active development of our pipeline products and technologies. In particular, our funding needs may vary depending on a number of factors including:

•the need for additional capital to fund future business development programs;
•revenues earned form our current collaborative partnership and licensing agreements with Dicerna;

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

CONTRACTUAL OBLIGATIONS

Other than as disclosed elsewhere in this MD&A, there have not been any material changes to our contractual obligations from those disclosed in our Form 10-K for the year ended December 31, 2015.

IMPACT OF INFLATION

Inflation has not had a material impact on our operations.

ARBUTUS BIOPHARMA CORPORATION
Notes to condensed consolidated financial statements
(Unaudited)
(Tabular amounts in thousands)

RELATED PARTY TRANSACTIONS

We have not entered into any related party transactions in the periods covered by this discussion.

OUTSTANDING SHARE DATA

At April 30, 2016, we had 54,625,691 common shares issued and outstanding, outstanding options to purchase an additional 3,952,513 common shares and outstanding warrants to purchase an additional 379,500 common shares.

ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Other than the discussion below, there have been no material changes in our quantitative and qualitative disclosures about market risk from those disclosed in our Annual Report on the Form 10-K for the fiscal year ended December 31, 2015.

Interest rate risk

We are exposed to market risk related to changes in interest rates, which could adversely affect the value of our interest rate sensitive assets and liabilities. In addition to our warrant liability as disclosed in our Form 10-K, our liability-classified stock option awards are sensitive to interest rate changes due to their fair values being determined using the Black-Scholes model, which uses interest rate as an input. We have estimated the effects on our liability-classified stock option awards based on a one percentage point hypothetical adverse change in interest rates as of March 31, 2016. We determined the hypothetical fair value using the same Black-Scholes model, and determined that an increase in the interest rates of one percentage point would have had an adverse change to our liability-classified stock option awards of $0.01 million as at March 31, 2016.

Foreign currency exchange risk

On January 1, 2016, our functional currency changed from the Canadian dollar to the U.S. dollar based on our analysis of changes in the primary economic environment in which we operate. We will continue to incur substantial expenses and hold cash and investment balances in Canadian dollars, and as such, will remain subject to risks associated with foreign currency fluctuations. As at March 31, 2016, an adverse change of one percentage point in the foreign currency exchange rates of Canadian to U.S. dollars would have resulted in an incremental loss of $0.5 million. We recorded foreign exchange gains of $2.9 million for the three months ended March 31, 2016.

ITEM 4.      CONTROLS AND PROCEDURES

As of March 31, 2016, an evaluation of the effectiveness of our “disclosure controls and procedures” (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) was carried out by our management, with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO). Based upon this evaluation, the CEO and CFO have concluded that as of March 31, 2016, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission (the “Commission”) rules and forms and (ii) accumulated and communicated to the management of the registrant, including the CEO and CFO, to allow timely decisions regarding required disclosure.

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

No change in our internal control over financial reporting (as defined in Rules 13a–15(f) and 15d–15(f) under the Exchange Act) occurred during the three months ended March 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.    RISK FACTORS

There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

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

ITEM 6.       EXHIBITS

See the Exhibit Index hereto.

SIGNATURES
   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 4, 2016.

TEKMIRA PHARMACEUTICALS CORPORATION

By:	/s/ Mark Murray
Mark Murray
President and Chief Executive Officer

EXHIBIT INDEX

Exhibit
Number	Description

10.1*	Separation of Executive Employment Agreement and Share Repurchase Agreement between Arbutus Biopharma, Inc., Arbutus Biopharma Corporation and Patrick T. Higgins, dated April 20, 2016

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a14 or 15d14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the SarbanesOxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a14 or 15d14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the SarbanesOxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the SarbanesOxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the SarbanesOxley Act of 2002

101	Interactive Data Files
* Filed herewith.