Form 10-Q
period 2016-06-30
Arbutus Biopharma Corp
filed 2016-08-04
CIK 1447028

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
OR
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
Yes [   ]        No [X]
As of July 31, 2016, the registrant had 54,796,741 common shares, no par value, outstanding.

1

ARBUTUS BIOPHARMA CORP.

2

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
ARBUTUS BIOPHARMA CORPORATION
Condensed Consolidated Balance Sheets
(Unaudited)

(Expressed in thousands, except share and per share amounts)
(Prepared in accordance with US GAAP)

	June 30,	December 31,
	2016	2015
Assets
Current assets:
Cash and cash equivalents	$42,970	$166,779
Short-term investments (note 2)	122,340	14,525
Accounts receivable	456	1,008
Accrued revenue	128	128
Investment tax credits receivable	148	246
Prepaid expenses and other assets	2,043	1,196
Total current assets	168,085	183,882
Long-term investments (note 2)	—	10,070
Property and equipment	14,121	12,912
Less accumulated depreciation	(10,177)	(9,729)
Property and equipment, net of accumulated depreciation	3,944	3,183
Intangible assets (note 3)	196,318	352,642
Goodwill (note 3)	162,514	162,514
Total assets	$530,861	$712,291
Liabilities and stockholders' equity
Current liabilities:
Accounts payable and accrued liabilities (note 5)	$7,753	$8,827
Deferred revenue (note 4)	711	868
Liability-classified options (notes 2 and 6)	1,312	—
Warrants (note 2)	308	883
Total current liabilities	10,084	10,578
Deferred revenue, net of current portion (note 4)	—	213
Contingent consideration (note 8)	7,993	7,497
Deferred tax liability	81,460	146,324
Total liabilities	99,537	164,612
Stockholders’ equity:
Common shares (note 6)
Authorized - unlimited number with no par value
Issued and outstanding: 54,796,741 (December 31, 2015 - 54,570,691)	861,148	834,240
Additional paid-in capital	32,817	30,206
Deficit	(412,859)	(266,985)
Accumulated other comprehensive loss	(49,782)	(49,782)
Total stockholders' equity	431,324	547,679
Total liabilities and stockholders' equity	$530,861	$712,291

Nature of business and future operations (note 1)
Contingencies and commitments (note 8)
See accompanying notes to the condensed consolidated financial statements.

ARBUTUS BIOPHARMA CORPORATION
Condensed Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)

(Expressed in thousands, except share and per share amounts)
(Prepared in accordance with US GAAP)

	Three months ended		Six months ended
	June 30,		June 30,
	2016	2015	2016	2015
Revenue (note 4)
Collaborations and contracts	$32	$2,310	$139	$5,830
Licensing fees, milestone and royalty payments	277	1,130	773	2,292
Total revenue	309	3,440	912	8,122

Expenses
Research, development, collaborations and contracts	15,215	9,690	28,359	20,247
General and administrative	23,766	7,662	30,985	10,378
Depreciation of property and equipment	252	147	469	267
Acquisition costs	—	361	—	9,656
Impairment of intangible assets (note 3)	156,324	—	156,324	—
Total expenses	195,557	17,860	216,137	40,548

Loss from operations	(195,248)	(14,420)	(215,225)	(32,426)

Other income (losses)
Interest income	435	81	679	283
Foreign exchange gains (losses)	33	(2,571)	2,975	4,467
Gain on disposition of financial instrument (note 4)	—	—	1,000	—
Decrease in fair value of warrant liability (note 2)	168	2,024	329	801
Increase in fair value of contingent consideration (note 8)	(252)	—	(496)	—
Total other income (losses)	384	(466)	4,487	5,551

Loss before income taxes	(194,864)	(14,886)	(210,738)	(26,875)
Income tax benefit	64,864	—	64,864	—

Net loss	$(130,000)	$(14,886)	$(145,874)	$(26,875)
Loss per common share
Basic and diluted	$(2.47)	$(0.27)	$(2.80)	$(0.64)
Weighted average number of common shares
Basic and diluted	52,716,059	54,255,804	52,052,165	42,297,517

Comprehensive loss
Cumulative translation adjustment	—	3,223	—	(5,951)
Comprehensive loss	$(130,000)	$(11,663)	$(145,874)	$(32,826)
See accompanying notes to the condensed consolidated financial statements.

ARBUTUS BIOPHARMA CORPORATION
Condensed Consolidated Statement of Stockholders’ Equity
(Unaudited)

(Expressed in thousands, except share and per share amounts)
(Prepared in accordance with US GAAP)

	Number of shares	Share capital	Additional paid-in capital	Deficit	Accumulated other comprehensive loss	Total stockholders' equity
December 31, 2015	54,570,691	$834,240	$30,206	$(266,985)	$(49,782)	$547,679
Stock-based compensation	—	25,950	3,328	—	—	29,278
Reclassification of equity to liability stock option awards (notes 2 and 6)	—	—	(3,243)	—	—	(3,243)
Certain fair value adjustments to liability stock option awards (notes 2 and 6)	—	—	2,676	—	—	2,676
Issuance of common shares pursuant to exercise of options	55,550	266	(150)	—	—	116
Issuance of common shares pursuant to exercise of warrants	170,500	692	—	—	—	692
Net loss	—	—	—	(145,874)	—	(145,874)
Balance, June 30, 2016	54,796,741	$861,148	$32,817	$(412,859)	$(49,782)	$431,324
See accompanying notes to the condensed consolidated financial statements.

ARBUTUS BIOPHARMA CORPORATION
Condensed Consolidated Statements of Cash Flow
(Unaudited)

(Expressed in thousands)
(Prepared in accordance with US GAAP)

	Three months ended		Six months ended
	June 30,		June 30,
	2016	2015	2016	2015
OPERATING ACTIVITIES
Net loss for the period	$(130,000)	$(14,886)	$(145,874)	$(26,875)
Items not involving cash:
Deferred Income taxes	(64,864)	—	(64,864)	—
Depreciation of property and equipment	252	147	469	267
Stock-based compensation - research, development, collaborations and contract expenses	2,519	1,377	5,466	2,705
Stock-based compensation - general and administrative expenses	19,592	4,046	24,558	4,525
Unrealized foreign exchange (gains) losses	51	2,639	(2,956)	(4,418)
Change in fair value of warrant liability	(168)	(2,024)	(329)	(801)
Change in fair value of contingent consideration	252	—	496	—
Impairment of intangible assets (note 3)	156,324	—	156,324	—
Net change in non-cash operating items:
Accounts receivable	(116)	(1,738)	552	(4,624)
Accrued revenue	—	1,304	—	178
Investment tax credits receivable	98	—	98	—
Prepaid expenses and other assets	(573)	(519)	(847)	(298)
Accounts payable and accrued liabilities	42	(7,351)	(1,074)	(5,343)
Deferred revenue	(213)	334	(370)	(957)
Net cash used in operating activities	(16,804)	(16,671)	(28,351)	(35,641)
INVESTING ACTIVITIES
Disposition (acquisition) of short and long-term investments, net	(84,439)	(9,944)	(97,745)	27,419
Cash acquired through acquisition	—	—	—	324
Acquisition of property and equipment	(954)	(383)	(1,230)	(524)
Net cash provided by (used) in investing activities	(85,393)	(10,327)	(98,975)	27,219
FINANCING ACTIVITIES
Proceeds from issuance of common shares, net of issuance costs	—	2	—	142,177
Issuance of common shares pursuant to exercise of options	1	939	116	1,559
Issuance of common shares pursuant to exercise of warrants	445	19	445	44
Net cash provided by financing activities	446	960	561	143,780
Effect of foreign exchange rate changes on cash and cash equivalents	(51)	967	2,956	(340)
(Decrease) Increase in cash and cash equivalents	(101,802)	(25,071)	(123,809)	135,018
Cash and cash equivalents, beginning of period	144,772	232,276	166,779	72,187
Cash and cash equivalents, end of period	$42,970	$207,205	$42,970	$207,205
Supplemental cash flow information
Non-cash transactions:
Investment tax credit received	—	$25	$—	25
Acquisition of Arbutus Inc. excluding cash acquired	—	$—	$—	381,618
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

2.      Significant accounting policies

Basis of presentation

These unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles of the United States of America (“U.S. GAAP”) for interim financial statements and accordingly, do not include all disclosures required for annual financial statements. These statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the year ended December 31, 2015 and included in the Company’s 2015 annual report on Form 10-K. The unaudited condensed consolidated financial statements reflect, in the opinion of management, all adjustments and reclassifications necessary to present fairly the financial position, results of operations and cash flows at June 30, 2016 and for all periods presented. The results of operations for the three and six months ended June 30, 2016 and June 30, 2015 are not necessarily indicative of the results for the full year. These unaudited condensed consolidated financial statements follow the same significant accounting policies as those described in the notes to the audited consolidated financial statements of the Company for the year ended December 31, 2015, except as described below.

Principles of Consolidation

These unaudited condensed consolidated financial statements include the accounts of the Company and two of its wholly-owned subsidiaries, Arbutus Biopharma Inc. ("Arbutus Inc.") and Protiva Biotherapeutics Inc. ("Protiva"). All intercompany transactions and balances have been eliminated on consolidation.

In addition to Arbutus Inc. and Protiva, the Company's former wholly-owned subsidiary, Protiva Agricultural Development Company Inc. ("PADCo"), was previously recorded by the Company using the equity method. On March 4, 2016, Monsanto exercised its option to acquire 100% of the outstanding shares of PADCo, as described in note 4.

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

The Company re-assessed its functional currency and determined as at January 1, 2016, its functional currency changed from the Canadian dollar to the U.S. dollar based on management's analysis of changes in the primary economic environment in which the Company operates. The change in functional currency is accounted for prospectively from January 1, 2016 and financial statements prior to and including the period ended December 31, 2015 have not been restated for the change in functional currency.

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

Income or loss per share

Income or loss per share is calculated based on the weighted average number of common shares outstanding. Diluted loss per share does not differ from basic loss per share since the effect of the Company’s stock options, liability-classified stock option awards, and warrants is anti-dilutive. During the six months ended June 30, 2016, potential common shares of 5,488,162 (June 30, 2015 – 6,399,738) were excluded from the calculation of loss per common share because their inclusion would be anti-dilutive, of which 1,258,824 (June 30, 2015 - 3,625,340) relates to shares issued subject to repurchase provisions as part of consideration paid for the acquisition of Arbutus Inc.

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

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis, in thousands, and indicates the fair value hierarchy of the valuation techniques used to determine such fair value:

	Level 1	Level 2	Level 3	June 30, 2016
Assets
Cash and cash equivalents	$42,970	—	—	$42,970
Short-term investments	112,213	—	—	112,213
Total	$155,183	—	—	$155,183
Liabilities
Liability-classified options	—	$—	$1,312	$1,312
Warrants	—	—	308	308
Contingent consideration	—	—	7,993	7,993
Total	—	—	$9,613	$9,613

	Level 1	Level 2	Level 3	December 31, 2015
Assets
Cash and cash equivalents	$166,779	—	—	$166,779
Short-term investments	14,525	—	—	14,525
Term deposit	10,070	—	—	10,070
Total	$191,374	—	—	$191,374
Liabilities
Warrants	—	—	$883	$883
Contingent consideration	—	—	7,497	7,497
Total	—	—	$8,380	$8,380

The following table presents the changes in fair value of the Company’s warrants:

	Liability at beginning of the period	Fair value of warrants exercised in the period	Increase (decrease) in fair value of warrants	Foreign exchange (gain) loss	Liability at end of the period
Six months ended June 30, 2015	$5,099	$(341)	$(801)	$(351)	$3,606
Six months ended June 30, 2016	$883	$(246)	$(329)	$—	$308

The change in fair value of warrant liability for the six months ended June 30, 2016 is recorded in the statement of operations and comprehensive loss.

The weighted average Black-Scholes option-pricing assumptions and the resultant fair values, for warrants outstanding at June 30, 2016 and at December 31, 2015 are as follows:

	June 30, 2016	December 31, 2015
Dividend yield	—%	—%
Expected volatility	67.37%	49.07%
Risk-free interest rate	0.54%	0.48%
Expected average term	0.4 years	0.6 years
Fair value of warrants outstanding	$1.53	$2.33
Aggregate fair value of warrants outstanding	$308	$883
Number of warrants outstanding	201,000	379,500

Contingent consideration is a liability assumed by the Company from its acquisition of Arbutus Inc. in March 2015. To determine the fair value of the contingent consideration, the Company uses a probability weighted assessment of the likelihood the milestones would be met and the estimated timing of such payments, and then the potential contingent payments were discounted to their present value using a probability adjusted discount rate that reflects the early stage nature of the development program, time to complete the program development, and overall biotech indices, as detailed in note 8. The Company revalues the contingent consideration at the end of each reporting period and records any change in value to the statement of operations and comprehensive loss.

	Liability at beginning of the period[1]	Increase in fair value of Contingent Consideration	Liability at end of the period
Six months ended June 30, 2015	$4,736	$400	$5,136
Six months ended June 30, 2016	$7,497	$496	$7,993

1.
Contingent consideration was assumed by the Company as part of its acquisition of Arbutus Inc. As such, the beginning balance for the six-months ended June 30, 2015 was the fair value as at the acquisition date of March 4, 2015. The beginning balance for the six-months ended June 30, 2016 was the fair value as at December 31, 2015.

Liability-classified stock option awards

The Company accounts for liability-classified stock option awards ("liability options") under ASC 718 - Compensation - Stock Compensation, under which awards of options that provide for an exercise price that is not denominated in: (a) the currency of a market in which a substantial portion of the Company's equity securities trades, (b) the currency in which the employee's pay is denominated, or (c) the Company's functional currency, are required to be classified as liabilities. Due to the change in functional currency as of January 1, 2016, certain stock option awards with exercise prices denominated in Canadian dollars changed from equity classification to liability classification. As such, the historic equity classification of these stock option awards changed to liability classification effective January 1, 2016. The change in classification resulted in reclassification of these awards from, additional paid-in capital to liability-classified options.

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (ASC 606). The standard, as subsequently amended, is intended to clarify the principles for recognizing revenue and to develop a common revenue standard for U.S. GAAP and IFRS by creating a new Topic 606, Revenue from Contracts with Customers. This guidance supersedes the revenue recognition requirements in ASC 605, Revenue Recognition, and supersedes some cost guidance included in Subtopic 605-35, Revenue Recognition – Construction-Type and Production-Type Contracts. The core principle of the accounting standard is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those good or services. The amendments should be applied by either (1) retrospectively to each prior reporting period presented; or (2) retrospectively with the cumulative effect of initially applying this ASU recognized at the date of initial application. The new guidance would be effective for fiscal years beginning after December 15, 2017, which for the Company means January 1, 2018. The Company has not yet determined the extent of the impact of adoption.

In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The update is intended to simplify several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification of the statement of cash flows. Under this update, there are five simplifications for public companies. All excess tax benefits and tax deficiencies should be recognized as income tax expense or benefit in the income statement and the tax effects of exercised or vested awards should be treated as discrete items in the reporting period in which they occur. Excess tax benefits should be classified along with other tax cash flows as an operating activity. An entity can make an entity-wide accounting policy election to either estimate the number of awards that are expected to vest (current GAAP) or account for forfeitures when they occur. Cash paid by an employee when directly withholding shares for tax withholding purposes should be classified as financing activity. The amendments in this update would be effective for annual periods beginning after December 15, 2016, which for the Company means January 1, 2017. Early application is permitted. The Company is currently evaluating the expected impact that the update could have on the condensed consolidated financial statements and related disclosures.

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

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements – Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. The update is intended to provide guidance in GAAP about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. Under amendments to GAAP, the assessment period is within one year after the date that the financial statements are issued (or available to be issued). The amendments are effective for the annual period ending after December 15, 2016, which for the Company means January 1, 2017, and for annual periods and interim periods thereafter. Early application is permitted. The Company does not plan to early adopt this update. The Company is currently evaluating the expected impact that the update could have on the condensed consolidated financial statements and related disclosures.

3.      Impairment evaluations for intangible assets and goodwill

All IPR&D acquired is currently classified as indefinite-lived and is not currently being amortized. IPR&D becomes definite-lived upon the completion or abandonment of the associated research and development efforts, and will be amortized from that time over an estimated useful life based on respective patent terms. The Company evaluates the recoverable amount of intangible assets on an annual basis and performs an annual evaluation of goodwill as of December 31 each year, unless there is an event or change in the business that could indicate impairment, in which case earlier testing is performed.

Impairment of intangible assets

For the three and six months ended June 30, 2016, the Company recorded an impairment charge of $156,324,000 and a corresponding income tax benefit of $64,864,000 related to the decrease in deferred tax liability for the discontinuance of the ARB-1598 program in the Immune Modulator drug class after extensive research and analysis, as well as a delay for additional exploration of the biology of the cccDNA Sterilizer drug class.

As a result of the impairment in the carrying values of the specified intangibles, as set out above, the Company reassessed the fair value of all of the IPR&D, which fair values were calculated to be above the respective carrying values; therefore, no additional impairment was recorded. The following table summarizes the carrying values, net of impairment of the intangible assets as at June 30, 2016:

	June 30, 2016	December 31, 2015
IPR&D – Immune Modulators	73,243	183,103
IPR&D – Antigen Inhibitors	36,437	36,437
IPR&D – cccDNA Sterilizers	86,638	133,102
Total IPR&D	$196,318	$352,642

Impairment evaluation of goodwill

The Company further determined that the impairment of the intangible assets triggers earlier evaluation of the carrying value of goodwill prior to the scheduled annual impairment testing date of December 31. As part of the evaluation of the recoverability of goodwill, the Company has identified only one reporting unit to which the total carrying amount of goodwill has been assigned. The income approach is used to estimate the fair value of the reporting unit, which requires estimating future cash flows and risk-adjusted discount rates. Changes in these estimates and assumptions could materially affect the determination of fair value of the reporting unit and may result in impairment charges in future periods.

As at June 30, 2016, the fair value of the reporting unit exceeded the carrying value of the reporting unit, and as such the second step of the impairment test, which measures the amount of impairment charge if any, was not required. In estimating the fair value of the reporting unit, the Company prepared a discounted cash flow model using its current best estimates of future income and a discount rate appropriate to the business, as well as by considering the Company's market capitalization. No impairment charge on goodwill was recorded for the period ended June 30, 2016.

4.      Collaborations, contracts and licensing agreements

The following tables set forth revenue recognized under collaborations, contracts and licensing agreements, in thousands:

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Collaborations and contracts
DoD (a)	$—	$1,862	—	$4,907
Monsanto (b)	—	269	—	517
Dicerna (d)	32	179	139	406
Total research and development collaborations and contracts	32	2,310	139	5,830
Licensing fees, milestone and royalty payments
Monsanto licensing fees and milestone payments (b)	—	805	—	1,647
Acuitas milestone payments	—	—	255	—
Dicerna licensing fee (c)	214	263	427	526
Spectrum royalty payments (d)	63	62	91	119
Total licensing fees, milestone and royalty payments	277	1,130	773	2,292
Total revenue	$309	$3,440	$912	$8,122

The following table sets forth deferred collaborations and contracts revenue:

	June 30, 2016	December 31, 2015
DoD (a)	$15	$15
Dicerna current portion (d)	696	853
Deferred revenue, current portion	711	868
Dicerna long-term portion (d)	—	213
Total deferred revenue	$711	$1,081

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

Under the Agreements, the Company established a wholly-owned subsidiary, PADCo. The Company determined that PADCo was a variable interest entity (“VIE”); however, Monsanto is the primary beneficiary of the arrangement. PADCo was established to perform research and development activities, which were funded by Monsanto in return for a call option to acquire the equity or all of the assets of PADCo. On March 4, 2016, Monsanto exercised its option to acquire 100% of the outstanding shares of PADCo and paid the Company an option exercise fee of $1,000,000. From the acquisition of PADCo, Monsanto received a worldwide, exclusive right to use the Company’s proprietary delivery technology in the field of agriculture. The Company recorded the exercise fee received as gain on disposition of financial instrument on its consolidated statement of operations and comprehensive loss for the six months ended June 30, 2016.

(c)      License and Development and Supply Agreement with Dicerna Pharmaceuticals, Inc. (“Dicerna”)

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

The Company determined the deliverables under the Agreements included the rights granted, participation in the joint development committee, materials manufactured and other services provided, as directed under the joint development committee. The license and participation in the joint development committee have been determined by the Company to not have standalone value due to the uniqueness of the subject matter under the Agreements. Therefore, these deliverables are treated as one unit of accounting and recognized as revenue over the performance period, which the Company continues to estimate to be approximately 28 months as at June 30, 2016, that is, completion is expected to occur in March 2017.

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

(d)      Agreements with Spectrum Pharmaceuticals, Inc. (“Spectrum”)

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

Talon was acquired by Spectrum in July 2013. The acquisition does not affect the terms of the license between Talon and the Company. On September 3, 2013, Spectrum announced that they had shipped the first commercial orders of Marqibo. For the three and six months ended June 30, 2016, the Company recorded $60,000 and $91,000 in Marqibo royalty revenue (three and six months ended June 30, 2015 - $62,000 and $119,000 respectively). For the six months ended June 30, 2016, the Company accrued 2.5% in royalties due to TPC in respect of the Marqibo royalty earned by the Company – see note 7, contingencies and commitments.

5.      Accounts payable and accrued liabilities

Accounts payable and accrued liabilities is comprised of the following, in thousands:

	June 30, 2016	December 31, 2015
Trade accounts payable	$1,744	$2,610
Research and development accruals	4,323	2,358
Professional fee accruals	568	640
Deferred lease inducements	265	297
Payroll accruals	347	2,331
Other accrued liabilities	506	591
	$7,753	$8,827

6.      Share Capital

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

(b)      Stock-based compensation

At the Company’s annual general and special meeting of shareholders on May 19, 2016, the shareholders of the Company approved the adoption of the Company's 2016 Omnibus Share and Incentive Plan (the "2016 Plan") and the reserve of 5,000,000 shares of the Company issuable pursuant to awards under the 2016 Plan. These include both equity-classified and liability-classified stock options. The Company's 2011 Omnibus Share Compensation Plan, as amended, also remains in effect.

(c)      Liability-classified stock options

Valuation assumptions

Liability options are re-measured to their fair values at each reporting date, using the Black-Scholes valuation model. The methodology and assumptions prevailing at the re-measurement date used to estimate the fair values of liability options remain unchanged from the date of grant of equity classified stock option awards. Assumptions about the Company’s expected stock-price volatility are based on the historical volatility of the Company’s publicly traded stock. The risk-free interest rate used for each grant is equal to the zero coupon rate for instruments with a similar expected life. Expected life assumptions are based on the Company’s historical data. The weighted average Black-Scholes option-pricing assumptions and the resultant fair values as at the reclassification date of January 1, 2016, and as at June 30, 2016, are presented in the following table:

	June 30,	January 1,
	2016	2016
Dividend yield	—%	—%
Expected volatility	82.77%	97.78%
Risk-free interest rate	0.88%	0.86%
Expected average term (years)	5.0	5.3
Fair value of options outstanding	$2.08	$3.33
Aggregate fair value of options outstanding (in thousands)	$1,312	$1,909
Number of options outstanding	694,500	718,333

Stock option activity for liability options

	Number of optioned common shares	Weighted average exercise price (C$)	Weighted average exercise price (US$)	Aggregate intrinsic value (US$)
Balance, January 1, 2016	718,333	$7.24	$5.23	$604
Options forfeited, canceled or expired	(23,833)	5.94	4.60	—
Balance, June 30, 2016	694,500	$7.28	$5.64	$288

Liability options expire at various dates from August 2, 2016 to May 22, 2024.

The following table summarizes information pertaining to liability options outstanding at June 30, 2016:

			Options outstanding June 30, 2016			Options exercisable June 30, 2016
Range of Exercise prices (US$)			Number of options outstanding	Weighted average remaining contractual life (years)	Weighted average exercise price (US$)	Number of options exercisable	Weighted average exercise price (US$)
$1.32	to	$1.86	120,000	4.6	$1.54	120,000	$1.54
$2.32	to	$3.60	100,000	2.1	2.97	100,000	2.97
$3.99	to	$4.45	124,000	6.3	4.23	121,143	4.22
$5.03	to	$6.43	95,000	6.2	6.13	76,250	6.06
$7.06	to	$7.06	150,000	7.3	7.06	135,000	7.06
$9.69	to	$14.35	105,500	7.7	12.01	81,462	11.89
$1.32	to	$14.35	694,500	5.8	$5.64	633,854	$5.33

At June 30, 2016, there were 633,854 liability options exercisable with a weighted average exercise price of $5.33 (C$6.88). The weighted average remaining contractual life of exercisable liability options as at June 30, 2016 was 5.6 years. The aggregate intrinsic value of in-the-money liability options exercisable at June 30, 2016 was $288,000.

A summary of the Company's non-vested liability stock option activity and related information at June 30, 2016 is as follows:

	Number of optioned common shares	Weighted average fair value (US$)
Non-vested at January 1, 2016	134,000	$3.61
Options vested	(73,354)	2.20
Non-vested options forfeited	—
Non-vested at June 30, 2016	60,646	$2.24

The weighted average remaining contractual life for liability options expected to vest at June 30, 2016 was 7.5 years and the weighted average exercise price for these options was $8.87 (C$11.46) per share.

The total fair value of liability options that vested during the six months ended June 30, 2016 was $161,000.

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

The carrying amount of financial assets represents the maximum credit exposure. The maximum exposure to credit risk at June 30, 2016 was the accounts receivable balance of $456,000 (December 31, 2015 -$1,008,000).

All accounts receivable balances were current as at June 30, 2016 and at December 31, 2015.

8.      Contingencies and commitments

Product development partnership with the Canadian Government

The Company entered into a Technology Partnerships Canada ("TPC") agreement with the Canadian Federal Government on November 12, 1999. Under this agreement, TPC agreed to fund 27% of the costs incurred by the Company, prior to March 31, 2004, in the development of certain oligonucleotide product candidates up to a maximum contribution from TPC of $7,179,000 (C$9,323,000). As at June 30, 2016, a cumulative contribution of $2,866,000 (C$3,702,000) has been received and the Company does not expect any further funding under this agreement. In return for the funding provided by TPC, the Company agreed to pay royalties on the share of future licensing and product revenue, if any, that is received by the Company on certain non-siRNA oligonucleotide product candidates covered by the funding under the agreement. These royalties are payable until a certain cumulative payment amount is achieved or until a pre-specified date. In addition, until a cumulative amount equal to the funding actually received under the agreement has been paid to TPC, the Company agreed to pay 2.5% royalties on any royalties the Company receives for Marqibo. For the three and six months ended June 30, 2016, the Company earned royalties on Marqibo sales in the amount of $60,000 and $91,000 respectively (three and six months ended June 30, 2015 – $62,000 and $119,000 respectively) (see note 4(d)), resulting in $2,000 being recorded by the Company as royalty payable to TPC (June 30, 2015 -$3,000). The cumulative amount paid or accrued up to June 30, 2016 was $2,000, resulting in the contingent amount due to TPC being $2,852,000 (C$3,684,000)

License agreement with Marina Biotech, Inc. (“Marina”)

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

On November 10, 2014, UBC filed a notice of arbitration against the Company and on January 16, 2015, filed a Statement of Claim, which alleges entitlement to $3,500,000 in allegedly unpaid royalties based on publicly available information, and an unspecified amount based on non-public information. UBC also seeks interest and costs, including legal fees. The Company is currently disputing UBC’s allegations, and no dates have been scheduled for this arbitration. However, the Company notes that arbitration is subject to inherent uncertainty and an arbitrator could rule against the Company. The Company has not recorded an estimate of the possible loss associated with this arbitration, due to the uncertainties related to both the likelihood and amount of any possible loss or range of loss. However, the defense of arbitration and related matters are costly and may divert the attention of the Company’s management and other resources that would otherwise be engaged in other activities. Costs related to the arbitration are recorded by the Company as incurred.

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

In partial consideration for this license, Arbutus Inc. paid a license initiation fee of $150,000 and issued warrants to Blumberg and Drexel. The warrants were exercised in 2014. Under this license agreement, Arbutus Inc. also agreed to pay up to $3,500,000 in development and regulatory milestones per licensed compound series, up to $92,500,000 in sales performance milestones per licensed product, and royalties in the mid-single digits based upon the proportionate net sales of licensed products in any commercialized combination. The Company is obligated to pay Blumberg and Drexel a double digit percentage of all amounts received from the sub-licensees, subject to customary exclusions.

In November 2014, Arbutus Inc. entered into an additional license agreement with Blumberg and Drexel pursuant to which it received an exclusive, worldwide, sub-licensable license under specified patents and know-how controlled by Blumberg and Drexel covering epigenetic modifiers of cccDNA and STING agonists. In consideration for these exclusive licenses, Arbutus Inc. made an upfront payment of $50,000. Under this agreement, the Company is required to pay up to $1,200,000 for each licensed product upon the achievement of a specified regulatory milestone and a low single digit royalty, based upon the proportionate net sales of compounds covered by this intellectual property in any commercialized combination. The Company is also obligated to pay Blumberg and Drexel a double digit percentage of all amounts received from its sub-licensees, subject to exclusions.

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

On June 5, 2016, the Company and Blumberg entered into an amended and restated research collaboration and funding agreement, primarily to: (i) increase the annual funding amount to Blumberg from $1,000,000 to $1,100,000; (ii) extend the initial term through to October 29, 2018; (iii) provide an option for the Company to extend the term past October 29, 2018 for two additional one year terms; and (iv) expand our exclusive license under the Agreement to include the sole and exclusive right to obtain and exclusive, royalty-bearing, worldwide and all-fields license under Blumberg's rights in certain other inventions described in the agreement.

NeuroVive Pharmaceutical AB (“NeuroVive”)

In September 2014, Arbutus Inc. entered into a license agreement with NeuroVive that granted them an exclusive, worldwide, sub-licensable license to develop, manufacture and commercialize, for the treatment of HBV, oral dosage form sanglifehrin based cyclophilin inhibitors (including OCB-30).

In 2015, the Company determined that it needed to discontinue the OCB-30 development program based on significant research and analysis. In July 2016, the Company provided NeuroVive with a notice of termination of the license agreement, based on termination provisions for cause and clinical failure. Under the agreement, no penalty is imposed for termination for cause or for clinical failure.

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

In partial consideration for this license, the Company is obligated to pay Cytos up to a total of $67,000,000 for each of the six licensed compound series upon the achievement of specified development and regulatory milestones; for hepatitis and each additional licensed viral infection, up to a total of $110,000,000 upon the achievement of specified sales performance milestones; and tiered royalty payments in the high-single to low-double digits, based upon the proportionate net sales of licensed products in any commercialized combination. In 2016, the Company determined that it needed to discontinue the TLR9 development program based on significant research and analysis (refer to note 3 above).
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following discussion and analysis by our management of our financial position and results of operations in conjunction with our audited consolidated financial statements and related notes thereto included as part of our Annual Report on Form 10-K for the year ended December 31, 2015 and our unaudited condensed consolidated financial statements for the three and six month period ended June 30, 2016. Our consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles and are presented in U.S. dollars.

FORWARD-LOOKING STATEMENTS

The information in this report contains forward-looking statements within the meaning of the Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, and forward looking information within the meaning of Canadian securities laws (collectively, “forward-looking statements”). Forward-looking statements in this report include statements about our strategy, future operations, clinical trials, prospects and the plans of management; the discovery, development and commercialization of a cure for HBV; our beliefs and development path and strategy to achieve a cure for HBV; evaluating combinations of two or more drug candidates in cohorts of patients with chronic HBV infection, and using the results to adaptively design additional treatment regimens for the next cohorts; evaluating different treatment durations to determine the optimal finite duration of therapy, until we select combination therapy regimens and treatment durations to conduct Phase III clinical trials intended to ultimately support regulatory filings for marketing approval; completion in March 2017 of the performance period under the Dicerna Agreements; the option of the Company to renew its agreement with Blumberg or exercise its right to obtain an exclusive, royalty bearing, worldwide license from Blumberg to any intellectual property generated by any funded research project; single dose HBsAg reduction data on ARB-1467 in 3Q16; multidose HBsAg reduction data on ARB-1467 in 4Q16; filing an IND (or equivalent) for ARB-1740 in 2H16; filing an IND (or equivalent) for AB-423 in 2H16; the research benefits of the collaboration with The Baruch S. Blumberg Institute, including expanding our HBV drug candidate pipeline through internal development, acquisitions and in-licenses; the design of the ARB-1467 Phase II multi-dosing study; the effectiveness of surface antigen secretion inhibitors; the effectiveness of core protein inhibitors; exploring partnership opportunities to enable further study of TKM-PLK1 in HCC; a New Drug Application filing for Alnylam's patisiran program in 2017; low-single-digit royalty payments as Alnylam’s LNP-enabled products are commercialized; mid-single digit royalty payments based on Marqibo’s commercial sales; potential development milestones and mid-single-digit royalty payments on future DCR-PH1 sales; discontinuing the OCB-030 development program with NeuroVive; discontinuing the ARB-1598 development program; and not filing an IND (or equivalent) for our cccDNA formation inhibitor in the second half of 2016.

With respect to the forward-looking statements contained in this report, we have made numerous assumptions regarding, among other things: LNP’s status as a leading RNAi delivery technology; our research and development capabilities and resources; the effectiveness of our products as a treatment for chronic Hepatitis B infection or other diseases; the timing and quantum of payments to be received under contracts with our partners; assumptions related to our share price volatility, expected lives of warrants and options; and our financial position and its ability to execute its business strategy. While we consider these assumptions to be reasonable, these assumptions are inherently subject to significant business, economic, competitive, market and social uncertainties and contingencies.

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

HBV Product Pipeline

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

Program	Objective(s)
cccDNA Formation Inhibitor	▪ Selectively inhibit cccDNA formation by preventing removal of viral polymerase enzyme from rcDNA
HBsAg Secretion Inhibitor	▪ Inhibit HBsAg production and secretion from infected cells ▪ Re-engage the immune response in patients
cccDNA Epigenetic Modifier	▪ Control cccDNA transcription ▪ Inhibit the formation of new virus and sub-viral particles
STING Agonist	▪ Elicit an antiviral response and inhibit HBV replication
RNaseH Inhibitor	▪ Further suppression of viral replication when used in combination
Lead Candidate Backups	▪ Core protein/capsid assembly, RNAi, etc.

HBsAg – HBV Surface Antigen
STING – Stimulator of Interferon Genes
cccDNA – Covalently Closed Circular DNA
RNaseH – Ribonuclease H

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

Core Protein/ Capsid Assembly Inhibitor (AB-423)

HBV core protein, or capsid, is required for viral replication and core protein may have additional roles in cccDNA function. Current nucleot(s)side analog therapy significantly reduces HBV DNA levels in the serum but HBV replication continues in the liver, thereby enabling HBV infection to persist. Effective therapy for patients requires new agents which will effectively block viral replication. We are developing core protein inhibitors (also known as capsid assembly inhibitors) as oral therapeutics for the treatment of chronic HBV infection. By inhibiting assembly of the viral capsid, the ability of hepatitis B virus to replicate is impaired, resulting in reduced cccDNA. We presented preclinical combination data from our lead core protein/capsid assembly inhibitor AB-423 at scientific conferences in April 2016 and June 2016. We plan to file an IND (or equivalent filing) for AB-423 in the second half of 2016. In addition to AB-423, our core protein/capsid assembly inhibitor discovery effort is active and ongoing and has already generated promising back-up compounds. In addition to AB-423, our core protein/capsid assembly inhibitor discovery effort is active and ongoing and has already generated promising back-up compounds.

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

TKM-PLK1

On July 19, 2016, we announced the following topline results from the completed Phase I/II TKM-PLK1 clinical study in patients with advanced Hepatocellular Carcinoma (HCC):

•	TKM-PLK1 was well-tolerated at a dose of 0.6 mg/kg;

•	51% of subjects showed overall stable disease (SD) according to RECIST criteria;

•	22% of subjects showed an overall partial response (PR) according to Choi response criteria;

•	Tumor density reduction of up to 59% was observed;

We intend to explore partnership opportunities to enable further study of TKM-PLK-1 in HCC.

Partner Programs

Patisiran (ALN-TTR02)

Alnylam has a license to use our intellectual property to develop and commercialize products and may only grant access to our LNP technology to its partners if it is part of a product sublicense. Alnylam’s license rights are limited to patents that we have filed, or that claim priority to a patent that was filed, before April 15, 2010. Alnylam's patisiran (ALN-TTR02) program represents the most clinically advanced application of our LNP delivery technology, and results demonstrate that multi-dosing with our LNP has been well-tolerated with treatments out to 25 months. A New Drug Application filing for Alnylam's patisiran program is expected in 2017. We are entitled to low-single-digit royalty payments as Alnylam’s LNP-enabled products are commercialized.

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

Recent Developments

NeuroVive Pharmaceutical AB

In September 2014, Arbutus Inc., our wholly owned subsidiary, entered into a license agreement with NeuroVive that granted us an exclusive, worldwide, sublicensable license to develop, manufacture and commercialize, for the treatment of HBV, oral dosage form sanglifehrin based cyclophilin inhibitors (including OCB-030). We have decided to discontinue the OCB-030 development program based on significant research and analysis, and therefore provided NeuroVive with a notice of termination of our license agreement in July 2016.

Baruch S. Blumberg Institute

In October 2014, Arbutus, Inc., our wholly owned subsidiary, entered into a research collaboration and funding agreement (the “Agreement”) with the Baruch S. Blumberg Institute, a Pennsylvania not-for-profit corporation (“Blumberg”), under which we were to provide $1.0 million per year of research funding for three years, renewable at our option for an additional three years, for Blumberg to conduct research projects in the field of the hepatitis B virus and liver cancer pursuant to a research plan to be agreed upon by the parties. In exchange, we received the right to obtain an exclusive, royalty bearing, worldwide license to intellectual property generated by Blumberg in the course of the funded research.

On June 5, 2016, we and Blumberg entered into an amended and restated research collaboration and funding agreement. The Agreement was amended and restated, among other things, primarily to:

i.	increase the annual funding amount we provided to Blumberg for its research in the fields of hepatitis B virus and liver cancer from $1 million to $1.1 million;

ii.	extend the initial term of the Agreement through to October 29, 2018;

iii.	provide an option for us to extend the term of the Agreement past October 29, 2018 for two additional one year terms; and

iv.
expand our exclusive license under the Agreement to include the sole and exclusive right to obtain an exclusive, royalty-bearing, worldwide and all-fields license under Blumberg’s rights in certain other inventions described in the Agreement.

TLR9 Agonist (ARB-1598)

On December 30, 2014, Arbutus Inc. entered into an exclusive, worldwide, sub-licensable (subject to certain restrictions with respect to licensed viral infections other than hepatitis) license to 6 different series of compounds, including the product candidate ARB-1598. We have conducted additional research and analysis on ARB-1598, which has led to the decision to discontinue the ARB-1598 development program.

cccDNA Formation Inhibitor (cccDNA Sterilizer Drug Class)

In June 2016, we disclosed in a webcast conference presentation that we would not be filing an IND (or equivalent filing) for our cccDNA formation inhibitor in the second half of 2016, due to additional exploration of the biology of this program. We continue to enhance our knowledge of this important factor in chronic HBV infection and we remain highly committed to developing new product candidates to impact cccDNA.

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

We classify liability options in our consolidated balance sheet as liabilities and revalue them at each balance sheet date. Any change in valuation is recorded in our statement of operations as increases or decreases in share-based compensation expense or additional paid-in capital until settlement or cancellation. We use the Black-Scholes pricing model to value the options. Determining the appropriate fair-value model and calculating the fair value of liability options requires considerable judgment. A small change in the estimates used may cause a relatively large change in the estimated valuation. Due to ongoing changes in our business and general stock market conditions, we continuously assess our fair value assumptions. We adjust the estimated expected life as appropriate, based on the pattern of exercises of our stock option awards. As at the reclassification date of January 1, 2016 and the balance sheet date of June 30, 2016, for the purpose of calculating the fair value, the weighed-average expected life of outstanding was 5.3 and 5.0 years, respectively; the weighted-average risk-free interest rate was 0.86% and 0.88%, respectively; the weighted-average volatility was 97.8% and 82.77%, respectively; and the dividend yield was 0% based on no history of dividend payment by the Company. For the six month period ended June 30, 2016, we recorded a total share-based compensation expense related to the change in fair value of liability options of $746,000.

Share purchase warrant valuation / The valuation of share purchase warrants is a critical accounting estimate due to the value of liabilities recorded and the many assumptions that are required to calculate the liability, resulting in the classification of our warrant liability as a level 3 financial instrument.

We classify warrants in our consolidated balance sheet as liabilities and revalue them at each balance sheet date. Any change in valuation is recorded in our statement of operations. We use the Black-Scholes pricing model to value the warrants. Determining the appropriate fair-value model and calculating the fair value of registered warrants requires considerable judgment. A small change in the estimates used may cause a relatively large change in the estimated valuation. Due to ongoing changes in our business and general stock market conditions, we continuously assess our warrant fair value assumptions. We adjust the estimated expected life as appropriate, based on the pattern of exercises of our warrants. As at December 31, 2015, for the purpose of calculating the fair value, the expected life of outstanding warrants was three months for warrants expiring in June 2016, and eleven months for warrants expiring in February 2017. Based on the pattern of decreasing exercises of warrants, we increased the expected life to five and a half months for outstanding warrants expiring in June 2016 effective January 1, 2016. As at June 30, 2016, the remaining expected life is five months for outstanding warrants expiring in February 2017. The change in fair value from the previous balance sheet date relating to the warrants that expired in June 2016 has been included in our statement of comprehensive loss. For the three and six month period ended June 30, 2016, we recorded a gain in earnings due to the decrease in fair value of warrant liability of $168,000 and $329,000 respectively.

Goodwill and intangible assets - Impairment / Intangible assets classified as indefinite-lived and goodwill are not amortized, but are evaluated for impairment annually using a measurement date of December 31. In addition, if there is a major event indicating that the carrying value of an intangible asset or goodwill may not be recoverable, management performs an interim impairment test by comparing the estimated fair value, calculated by reference to the asset's or reporting unit's discounted cash flow value, to each asset’s carrying value or to the reporting unit's carrying value, as applicable, to determine if a write down is necessary. Such indicators include, but are not limited to, on an ongoing basis: (a) industry and market considerations such as an increased competitive environment or an adverse change in legal factors including an adverse assessment by regulators; (b) an accumulation of costs significantly in excess of the amount originally expected for the development of the asset; (c) current period operating or cash flow losses combined with a history of operating or cash flow losses or a projection or forecast that demonstrates continuing losses associated with the use of the asset or by the reporting unit; (d) if applicable, a sustained decrease in share price; and (e) adverse research and development program results.

In assessing impairment, significant judgments are required by management to estimate the timing and extent of future net cash flows, appropriate discount rates, probability of program success and other estimates and assumptions that could materially affect the determination of fair value. These judgments include the use of, but are not limited to: projected results of operations and forecast net cash flows based on our corporate model as approved by our Board of Directors, third party forecasts and data and other macroeconomic indicators that forecasts market conditions and our estimated future revenues and growth. As assumptions related to the probability of program success and timing and amount of potential future cash flows related to these programs is highly uncertain due to the unpredictable nature of these programs, management risk adjusts the estimated cash flows to reflect these uncertainties.

In June 2016, we disclosed in a webcast conference presentation that we would not be filing an IND (or equivalent filing) for our cccDNA formation inhibitor in the second half of 2016, due to additional exploration of the biology of this program. We continue to enhance our knowledge of this important factor in chronic HBV infection and we remain highly committed to developing new product candidates to impact cccDNA. In July 2016, based on extensive research and analysis, we decided to discontinue our development of ARB-1598, a product candidate within our immune modulator program. As a result of these program changes we conducted impairment testing on all of our intangible asset classes which resulted in an impairment charge of $156.3 million, $109.9 million for immune modulators and $46.4 million for cccDNA sterilizers, in our statement of operations and cumulative loss for the period ended June 30, 2016.

Goodwill is subject to a two-step impairment test. The first step compares the fair value of the reporting unit to the carrying amount, which includes goodwill. If the carrying amount exceeds the implied fair value of the goodwill, the second step measures the amount of the impairment loss. As part of the impairment evaluation of goodwill, we identified only one reporting unit to which the total carrying amount of goodwill has been assigned. The impairment of certain intangible assets was considered a triggering event requiring an impairment test of goodwill at June 30, 2016. In estimating the fair value of the reporting unit and the recoverable value of the intangible assets, management prepared a discounted cash flow model using its current best estimates of future net cash flows, probability of program success, and a discount rate appropriate to the business as well as considering the Company's market capitalization. The cash-flow projections are based on forecasts developed by management that include revenue and cost projections, capital spending trends, and investment in working capital to support anticipated revenue growth. These assumptions are updated at least annually and reviewed by management. The selected discount rate considers the risk and nature of the cash flows and the rates of return market participants would require. The probability of program success is determined based on management's best estimates and includes consideration of available industry data. Our methodology for determining fair values remained consistent for the periods presented.

Based on our analysis, the fair value of the reporting unit exceeded its carrying value and step two of the impairment test is not required. Fair value determinations require considerable judgment and are sensitive to changes in underlying assumptions and factors. A hypothetical decrease in the reporting unit's fair value of approximately 20% could trigger an impairment of goodwill. Although we believe our assumptions are reasonable, the significant level of judgment needed to determine our assumptions, the uncertainty inherent in these assumptions and the extended time frame over which we are required to make our estimates, increases the risk that actual results will vary significantly which, increases the risk of a material goodwill impairment charge in the future. Given the dependency of our cash flow models on the successful development, production and sale of products from our existing programs, if any significant programs are unsuccessful then, excluding other possible changes in our forecasts, our estimated future cash flows will be reduced and such reduction may be significant enough to result in an impairment of the carrying value of our intangible assets and goodwill. The outcome of our programs are subject to a variety of risks, including, but not limited to, technological risk associated with IPR&D assets, dependency on regulatory approval and competitive, legal and other regulatory forces. See "Risk Factors" in our annual report on Form 10-K for additional risk factors.

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (ASC 606). The standard, as subsequently amended, is intended to clarify the principles for recognizing revenue and to develop a common revenue standard for U.S. GAAP and IFRS by creating a new Topic 606, Revenue from Contracts with Customers, a clarification of ASU 2014-09 (see above). This guidance supersedes the revenue recognition requirements in ASC 605, Revenue Recognition, and supersedes some cost guidance included in Subtopic 605-35, Revenue Recognition – Construction-Type and Production-Type Contracts. The core principle of the accounting standard is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those good or services. The amendments should be applied by either (1) retrospectively to each prior reporting period presented; or (2) retrospectively with the cumulative effect of initially applying this ASU recognized at the date of initial application. The new guidance would be effective for fiscal years beginning after December 15, 2017, which for us means January 1, 2018. We have not yet determined the extent of the impact of adoption.

In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The update is intended to simplify several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification of the statement of cash flows. Under this update, there are five simplifications for public companies. All excess tax benefits and tax deficiencies should be recognized as income tax expense or benefit in the income statement and the tax effects of exercised or vested awards should be treated as discrete items in the reporting period in which they occur. Excess tax benefits should be classified along with other tax cash flows as an operating activity. An entity can make an entity-wide accounting policy election to either estimate the number of awards that are expected to vest (current GAAP) or account for forfeitures when they occur. Cash paid by an employee when directly withholding shares for tax withholding purposes should be classified as financing activity. The amendments in this update would be effective for annual periods beginning after December 15, 2016, which for the Company means January 1, 2017. Early application is permitted. The Company does not plan to early adopt this update. We are currently evaluating the expected impact that the update could have on the condensed consolidated financial statements and related disclosures.

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

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements – Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. The update is intended to provide guidance in GAAP about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. Under amendments to GAAP, the assessment period is within one year after the date that the financial statements are issued (or available to be issued). The amendments are effective for the annual period ending after December 15, 2016, which for us means January 1, 2017, and for annual periods and interim periods thereafter. Early application is permitted. We do not plan to early adopt this update. We are currently evaluating the expected impact that the update could have on the condensed consolidated financial statements and related disclosures.

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

(in millions $ except per share data) – unaudited

	Q2	Q1	Q4	Q3	Q2	Q1	Q4	Q3
	2016	2016	2015	2015	2015	2015	2014	2014
Revenue
Collaborations and contracts:
DoD	$—	$—	$(0.1)	$2.0	$1.9	$3.0	$2.8	$1.5
Monsanto	—	—	3.9	0.3	0.3	0.2	0.3	0.3
Dicerna	—	0.1	0.7	0.7	0.2	0.2	0.3	0.2
Other	—	—	—	—	—	—	—	1.6
	—	0.1	4.5	3.0	2.4	3.4	3.4	3.6
Acuitas licensing payments	—	0.3	—	—	—	—	—	—
Monsanto licensing fees and milestone payments	—	—	7.9	0.7	0.8	0.8	0.9	0.7
Dicerna licensing fee	0.2	0.2	0.3	0.3	0.3	0.3	0.1	—
Spectrum milestone and royalty payments	0.1	—	0.1	0.1	0.1	0.1	—	0.1
Total revenue	0.3	0.6	12.7	4.1	3.6	4.6	4.4	4.4
Expenses	(195.6)	(20.6)	(24.4)	(62.2)	(17.9)	(22.7)	(15.6)	(11.2)
Other income (losses)	0.4	4.1	5.5	14.0	(0.5)	6.0	5.0	(1.8)
Loss before income taxes	(194.9)	(15.9)	(6.2)	(44.2)	(14.8)	(12.1)	(6.2)	(8.6)
Income tax benefit	64.9	—	1.0	15.2	—	—	—	—
Net loss	(130.0)	(15.9)	(5.2)	(29.0)	(14.8)	(12.1)	(6.2)	(8.6)
Basic and diluted net loss per share	$(2.47)	$(0.31)	$(0.10)	$(0.57)	$(0.27)	$(0.40)	$(0.27)	$(0.39)

Quarterly Trends

Revenue / Our revenue is derived from research and development collaborations and contracts, licensing fees, milestone and royalty payments. Over the past two years, our principal source of ongoing revenue has been our contract with the DoD to advance TKM-Ebola which began in July 2010 and terminated in October 2015.

In Q3 2010 we signed a contract with the DoD to develop TKM-Ebola and have since incurred significant program costs related to equipment, materials and preclinical and clinical studies. These costs are included in our research, development, collaborations and contracts expenses. These costs were fully reimbursed by the DoD, and this reimbursement amount was recorded as revenue. DoD revenue from the TKM-Ebola program also compensated us for labor and overheads and provided an incentive fee. As described in our critical accounting policies in our Annual Report, we estimated the labor and overhead rates to be charged under the TKM-Ebola contract and updated these rate estimates throughout the year. In July 2015, we announced that activities had been suspended and in Q4 2015 the DoD contract was terminated. We are currently conducting contract close out procedures with the DoD.

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

Under our licensing and collaboration arrangements with Alnylam and Acuitas, we earn licensing fee revenue from Acuitas as well as further potential development and commercial milestones and royalties from Alnylam for the use of our LNP technology.

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

Our expenses have increased in the past eight quarters due to an increase in our research and development activities as we seek to move more products into the clinic. In Q2 2014, we initiated a Phase I/II Clinical Trial for TKM-PLK1 in patients with HCC. In Q4 2014, we filed a Canadian Clinical Trial Application (CTA) for ARB-1467 and received clearance to conduct a Phase I Clinical Trial, as well as initiated manufacturing of TKM-Ebola-Guinea for emergency use in West Africa. In Q1 2015, we initiated a Phase I Clinical Trial for ARB-1467 and incurred significant material costs related to the TKM-Ebola-Guinea contract with the DoD. In addition, we incurred $9.3 million in costs for professional fees related to completing the merger with Arbutus Inc. (formerly OnCore Biopharma Inc.). In Q2 2015, we incurred an incremental $2.9 million R&D expenses related to our HBV programs acquired through the merger with Arbutus Inc. In Q3 2015, we incurred $5.5 million in incremental R&D expenses primarily related to an increase in HBV and HCC clinical trial expenses due to an increase in patient enrollment and a ramp up in spending on other Arbutus Inc. HBV programs. Also in Q3 2015, we recorded an estimated impairment charge of $38.0 million as we discontinued our cyclophilin inhibitor program based on our conclusion that cyclophilins do not play a meaningful role in HBV biology. From Q4 2015 to Q2 2016, we continued to incur significant R&D expense related to our HBV programs, including initiation of our ARB-1467 in Phase II clinical trials. In Q2, 2016, we recorded an impairment charge of $156.3 million for the discontinuance of the ARB-1598 program in the Immune Modulators drug class after extensive research and analysis, as well as a delay for additional exploration of the biology of the cccDNA Sterilizer drug class.

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

We have recorded large foreign exchange gains and losses over the past eight quarters including a gain of $11.8 million in Q3 2015. Up until December 31, 2015, our foreign exchange gains and losses largely relate to U.S. dollar cash and investment holdings and fluctuations in the U.S./Canadian dollar exchange rate. We expect to record future foreign exchange gains and losses, on conversion from the Canadian dollar, to the U.S. dollar, as the functional currency for the company changed to the U.S. dollar effective January 1, 2016. This change in functional currency results in a smaller proportion of our cash and investments being held in a foreign currency and therefore reduces the level of gains and losses we expect to record in this respect.

In Q1 2016, other income included a $1.0 million gain on disposition of financial instrument related to the option exercise fee we received from Monsanto for the acquisition of PADCo in March 2016.

Income tax benefit / Income tax benefit relates to the decrease in deferred tax liability associated with the impairment charge recorded on acquired intangible assets. In Q3 2015, we recorded $15.2 million of income tax benefit for the estimated impairment of our cyclophilin inhibitor program, OCB-030. In Q4 2015, we recorded a further $1.0 million in income tax benefit due to the revision of fair value of cyclophilins. In Q2 2016, we recorded $64.9 million in income tax benefit associated with the impairment charge recorded as described above.

Net loss / Fluctuations in our net loss are explained by changes in revenue, expenses and other income (losses) as discussed above.

RESULTS OF OPERATIONS
The following summarizes the results of our operations for the periods shown, in thousands (except for per share figures):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Total revenue	$309	$3,440	$912	$8,122
Operating expenses	195,557	17,860	216,137	40,548
Loss from operations	(195,248)	(14,420)	(215,225)	(32,426)
Net loss	$(130,000)	$(14,886)	$(145,874)	$(26,875)
Basic and diluted loss per share	(2.47)	(0.27)	(2.80)	(0.64)

Revenue / Revenue is summarized in the following table, in thousands:

	Three months ended June 30,
	2016	% of Total	2015	% of Total
DoD	$—	—%	$1,862	54%
Monsanto	—	—%	269	8%
Dicerna	32	10%	179	5%
Total collaborations and contracts revenue	32	10%	2,310	67%
Monsanto licensing fee and milestone payments	—	—%	805	23%
Acuitas milestone payment	—	—%	—	—%
Dicerna licensing fee	214	69%	263	8%
Spectrum milestone and royalty payments	63	20%	62	2%
Total revenue	$309		$3,440

	Six months ended June 30,
	2016	% of Total	2015	% of Total
DoD	$—	—%	$4,907	60%
Monsanto	—	—%	517	6%
Dicerna	139	15%	406	5%
Total collaborations and contracts revenue	139	15%	5,830	72%
Monsanto licensing fee and milestone payments	—	—%	1,647	20%
Acuitas milestone payment	255	28%	—	—%
Dicerna licensing fee	427	47%	526	6%
Spectrum milestone and royalty payments	91	10%	119	1%
Total revenue	$912		$8,122

Revenue contracts are covered in more detail in the overview section of this discussion.

DoD revenue

In July 2015, we announced that Ebola related activities were being suspended and, in Q4 2015, we received formal notification from the DoD terminating the contract, subject to the completion of certain post-termination obligations.

Monsanto revenue

In January 2014, we received $14.5 million, of which $4.5 million relates to research services and $10.0 million for the use of our technology. In June and October 2014, we received payments of $1.5 million each, following the completion of specified program developments. In May and September 2015, we received $1.05 million and $0.75 million for research services. We were recognizing this revenue on a straight-line basis over the option period. As we did not receive further payments from Monsanto for the continuance of research activities under the arrangement, we revised our estimated option period end date as at December 31, 2015, resulting in the full release of Monsanto deferred revenue of $11.8 million and a total of $15.0 million in Monsanto revenue for the year ended December 31, 2015. In March 2016, Monsanto exercised its option to acquire 100% of the outstanding shares of the Company's wholly-owned subsidiary, Protiva Agricultural Development Company. We received $1,000,000 in exercise fee, which has been recorded as other income for the six-months ended June 30, 2016.

Dicerna revenue

In November 2014, we signed a License Agreement and a Development and Supply Agreement with Dicerna for the use of our proprietary delivery technology and related technology intended to develop, manufacture, and commercialize products related to the treatment of PH1. Licensing fee revenue recognized for the three and six months ended June 30, 2016 relates to the earned portion of the upfront payment of $2.5 million for the use of our technology, which is being recognized over the period over which we provide services to Dicerna, estimated to complete in March 2017. We recognized collaboration revenue of $0.03 million and $0.14 million respectively for the three and six months ended June 30, 2016 earned on material manufactured for, and services provided to, Dicerna.

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

Expenses / Expenses are summarized in the following table, in thousands:

	Three months ended June 30,
	2016	% of Total	2015	% of Total
Research, development, collaborations and contracts	$15,215	8%	$9,690	54%
General and administrative	23,766	12%	7,662	43%
Depreciation	252	—%	147	1%
Acquisition costs	—	—%	361	2%
Impairment of intangible assets	156,324	80%	$—	—%
Total operating expenses	$195,557		$17,860

	Six months ended June 30,
	2016	% of Total	2015	% of Total
Research, development, collaborations and contracts	$28,359	13%	$20,247	50%
General and administrative	30,985	14%	10,378	26%
Depreciation	469	—%	267	1%
Acquisition costs	—	—%	9,656	24%
Impairment of intangible assets	156,324	72%	—	—%
Total operating expenses	$216,137		$40,548

Research, development, collaborations and contracts

Research, development, collaborations and contracts expenses consist primarily of clinical and pre-clinical trial expenses, personnel expenses, consulting and third party expenses, consumables and materials, as well as a portion of stock-based compensation and general overhead costs. R&D expenses increased during the three and six months ended June 30, 2016 as compared to the three and six months ended June 30, 2015 as we increased spending on ARB-1467 for which Phase II clinical trials were initiated. We also continue to incur incremental costs related to an increase in activities for the research and preclinical HBV programs, focusing on advancing the development of our candidates to support future clinical combination studies.
R&D compensation expense increased in the three and six months ended June 30, 2016 as compared to the three and six months ended June 30, 2015 due to an increase in the number of employees in support of our expanded portfolio of product candidates, as well as from our merger with Arbutus Inc. In addition, in the three and six months ended June 30, 2016 we incurred a total of $15.9 million and $20.6 million respectively, of incremental non-cash compensation expense as compared to three and six months ended June 30, 2015, related to the expiry of repurchase rights on shares issued as part of the consideration paid for the merger with Arbutus Inc., of which $0.5 million and $1.6 million has been included as part of research, development, collaborations and contracts expense, and $15.4 million and $19.0 million included as part of general and administrative expense for the three and six months ended June 30, 2016 respectively.

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

General and administrative

General and administrative expenses were higher in the three and six months ended June 30, 2016 compared to the three and six months ended June 30, 2015 due largely to an increase in compensation expense linked to our increase in employee base and incremental corporate expenses to support the growth of the Company following the completion of our merger with Arbutus Inc. This includes incremental non-cash compensation expense of $24.5 million we incurred related to the expiry of repurchase rights on shares issued as part of consideration paid for the merger with Arbutus Inc. (see above) of which $14.0 million is an incremental expense for the three-months ended June 30, 2016 period due to an accelerated expiration of repurchase rights triggered by the departure of two of the four former Arbutus Inc. shareholders.

Acquisition costs

In the six months ended June 30, 2015, we incurred $9.7 million in costs for professional fees related to completing the merger with Arbutus Inc. This is a one-time cost specific to the merger with Arbutus Inc., and we do not expect to incur recurring acquisition costs.

Impairment of intangible assets

For the three and six months ended June 30, 2016, we recorded an impairment charge of $156.3 million for the discontinuance of the ARB-1598 program in the Immune Modulator drug class after extensive research and analysis, as well as a delay for additional exploration of the biology of the cccDNA Sterilizer drug class.

Other income (losses) / Other income (losses) are summarized in the following table, in thousands:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Interest income	$435	$81	$679	$283
Foreign exchange gains (losses)	33	(2,571)	2,975	4,467
Gain on disposition of financial instrument	—	—	1,000	—
Decrease in fair value of warrant liability	168	2,024	329	801
Increase in fair value of contingent consideration	(252)	—	(496)	—
Total other income (losses)	$384	$(466)	$4,487	$5,551

Foreign exchange gains

On January 1, 2016, our functional currency changed from the Canadian dollar to the U.S. dollar based on our analysis of changes in the primary economic environment in which we operate. We will continue to incur substantial expenses and hold cash and investment balances in Canadian dollars, and as such, will remain subject to risks associated with foreign currency fluctuations. For the three months ended June 30, 2016, we recorded a foreign exchange gain of $0.03 million which is primarily an unrealized gain related to an appreciation in the value of our Canadian dollar funds from the previous period, when converted to our functional currency of U.S. dollars.

Gain on disposition of financial instrument

On March 4, 2016, Monsanto exercised its option to acquire 100% of the outstanding shares of our wholly-owned subsidiary, PADCo, as described above and paid us an exercise fee of $1.0 million.

Decrease in fair value of warrant liability

In conjunction with equity and debt financing transactions in 2011 and an equity private placement that closed on February 29, 2012, we issued warrants to purchase our common share. We are accounting for the warrants under the authoritative guidance on accounting for derivative financial instruments indexed to, and potentially settled in, a company’s own stock, on the understanding that in compliance with applicable securities laws, the registered warrants require the issuance of registered securities upon exercise and do not sufficiently preclude an implied right to net cash settlement. At each balance sheet date the warrants are revalued using the Black-Scholes model and the change in value is recorded in the consolidated statement of operations and comprehensive income (loss). In June 2016, the warrants from our 2011 debt financing expired and the fair value of unexercised warrants were recorded in decrease in fair value of warrant liability for the three and six months ended June 30, 2016.

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

Income tax benefit

In the three and six months ended June 30, 2016, we recorded an income tax benefit of $64.9 million due to the decrease in deferred tax liability resulting from the impairment charge we recorded, as discussed above.

LIQUIDITY AND CAPITAL RESOURCES

The following table summarizes our cash flow activities for the periods indicated, in thousands:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Net loss for the period	$(130,000)	$(14,886)	$(145,874)	$(26,875)
Adjustments to reconcile net loss to net cash provided by operating activities	113,958	6,185	119,164	2,278
Changes in operating assets and liabilities	(762)	(7,970)	(1,641)	(11,044)
Net cash used in operating activities	(16,804)	(16,671)	(28,351)	(35,641)
Net cash provided by (used in) investing activities	(85,393)	(10,327)	(98,975)	27,219
Net cash provided by financing activities	446	960	561	143,780
Effect of foreign exchange rate changes on cash & cash equivalents	(51)	967	2,956	(340)
Net increase (decrease) in cash and cash equivalents	(101,802)	(25,071)	(123,809)	135,018
Cash and cash equivalents, beginning of period	144,772	232,276	166,779	72,187
Cash and cash equivalents, end of period	42,970	207,205	42,970	207,205

Since our incorporation, we have financed our operations through the sales of shares, units, debt, revenues from research and development collaborations and licenses with corporate partners, interest income on funds available for investment, and government contracts, grants and tax credits.

At June 30, 2016, we had an aggregate of approximately $165.3 million in cash and cash equivalents and short-term investments as compared to an aggregate of $191.4 million in cash and cash equivalents and short and long-term investments at December 31, 2015.

For the six months ended June 30, 2016, operating activities used $28.4 million in cash as compared to $35.6 million of cash used in the six months ended June 30, 2015. The decrease in cash used from operating activities is primarily related to the significant costs incurred related to the acquisition of Arbutus Inc. in March 2015.

For the six months ended June 30, 2016, investing activities used $99.0 million in cash as we acquired short-term investments during the first half of 2016.

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

Cash requirements / At June 30, 2016 we held $43.0 million in cash and cash equivalents and $122.3 million in short and long-term investments. We believe we have sufficient cash resources for at least the next 12 months. In the future, substantial additional funds will be required to continue with the active development of our pipeline products and technologies. In particular, our funding needs may vary depending on a number of factors including:

•the need for additional capital to fund future business development programs;
•revenues earned from our current collaborative partnership and licensing agreements with Dicerna;

•	revenues earned from our legacy collaborative partnerships and licensing agreements, including milestone payments from Alnylam and royalties from sales of Marqibo from Spectrum;

•	the extent to which we continue the development of our product candidates, add new product candidates to our pipeline, or form collaborative relationships to advance our products;

•	our decisions to in-license or acquire additional products or technology for development, in particular for our HBV therapeutics programs;

•	our ability to attract and retain corporate partners, and their effectiveness in carrying out the development and ultimate commercialization of our product candidates;

•	whether batches of drugs that we manufacture fail to meet specifications resulting in delays and investigational and remanufacturing costs;

•	the decisions, and the timing of decisions, made by health regulatory agencies regarding our technology and products;

•	competing technological and market developments; and

•	costs associated with prosecuting and enforcing our patent claims and other intellectual property rights, including litigation and arbitration arising in the course of our business activities.

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

OUTSTANDING SHARE DATA

At July 31, 2016, we had 54,796,741 common shares issued and outstanding, outstanding options to purchase an additional 4,028,338 common shares and outstanding warrants to purchase an additional 201,000 common shares.

ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Other than the discussion below, there have been no material changes in our quantitative and qualitative disclosures about market risk from those disclosed in our Annual Report on the Form 10-K for the fiscal year ended December 31, 2015.

Interest rate risk

We are exposed to market risk related to changes in interest rates, which could adversely affect the value of our interest rate sensitive assets and liabilities. In addition to our warrant liability as disclosed in our Form 10-K, our liability-classified stock option awards are sensitive to interest rate changes due to their fair values being determined using the Black-Scholes model, which uses interest rate as an input. We have estimated the effects on our liability-classified stock option awards based on a one percentage point hypothetical adverse change in interest rates as of June 30, 2016. We determined the hypothetical fair value using the same Black-Scholes model, and determined that an increase in the interest rates of one percentage point would have had an immaterial change to our warrant liability, and liability-classified stock option awards as at June 30, 2016.

Foreign currency exchange risk

On January 1, 2016, our functional currency changed from the Canadian dollar to the U.S. dollar based on our analysis of changes in the primary economic environment in which we operate. We will continue to incur substantial expenses and hold cash and investment balances in Canadian dollars, and as such, will remain subject to risks associated with foreign currency fluctuations. As at June 30, 2016, an adverse change of one percentage point in the foreign currency exchange rates of Canadian to U.S. dollars would have resulted in an incremental loss of $0.6 million. We recorded foreign exchange gains of $3 million for the six months ended June, 2016.

ITEM 4.      CONTROLS AND PROCEDURES

As of June 30, 2016, an evaluation of the effectiveness of our “disclosure controls and procedures” (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) was carried out by our management, with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO). Based upon this evaluation, the CEO and CFO have concluded that as of June 30, 2016, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission (the “Commission”) rules and forms and (ii) accumulated and communicated to the management of the registrant, including the CEO and CFO, to allow timely decisions regarding required disclosure.

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

No change in our internal control over financial reporting (as defined in Rules 13a–15(f) and 15d–15(f) under the Exchange Act) occurred during the three months ended June 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 6.       EXHIBITS

See the Exhibit Index hereto.

SIGNATURES
   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 4, 2016.

TEKMIRA PHARMACEUTICALS CORPORATION

By:	/s/ Mark Murray
Mark Murray
President and Chief Executive Officer

EXHIBIT INDEX

Exhibit
Number	Description

10.1*	Amended 2011 Omnibus Share Compensation Plan

10.2*	2016 Omnibus Share and Incentive Plan

10.3*†	Amended and Restated Research Collaboration and Funding Agreement, between Arbutus Biopharma Inc. and the Baruch S. Blumberg Institute

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a14 or 15d14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the SarbanesOxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a14 or 15d14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the SarbanesOxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the SarbanesOxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the SarbanesOxley Act of 2002

101	Interactive Data Files
* Filed herewith.
† Confidential treatment has been requested for specific portions of this exhibit.