Form 10-Q
period 2016-09-30
Arbutus Biopharma Corp
filed 2016-11-03
CIK 1447028

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
OR
[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from           to
Commission File Number: 001-34949
ARBUTUS BIOPHARMA CORPORATION
(Exact Name of Registrant as Specified in Its Charter)

British Columbia, Canada	98-0597776
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)
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
Yes [   ]        No [X]
As of October 31, 2016, the registrant had 54,841,494 common shares, no par value, outstanding.

ARBUTUS BIOPHARMA CORP.
PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
ARBUTUS BIOPHARMA CORPORATION
Condensed Consolidated Balance Sheets
(Unaudited)

(Expressed in thousands of U.S. dollars, except share and per share amounts)
(Prepared in accordance with US GAAP)

	September 30,	December 31,
	2016	2015
Assets
Current assets:
Cash and cash equivalents	$26,630	$166,779
Short-term investments (note 2)	123,052	14,525
Accounts receivable	395	1,008
Accrued revenue	128	128
Investment tax credits receivable	148	246
Prepaid expenses and other assets	1,459	1,196
Total current assets	151,812	183,882
Long-term investments (note 2)	—	10,070
Property and equipment	14,555	12,912
Less accumulated depreciation	(10,469)	(9,729)
Property and equipment, net of accumulated depreciation	4,086	3,183
Intangible assets (note 3)	196,318	352,642
Goodwill (note 3)	162,514	162,514
Total assets	$514,730	$712,291
Liabilities and stockholders' equity
Current liabilities:
Accounts payable and accrued liabilities (note 5)	$7,132	$8,827
Deferred revenue (note 4)	15	868
Liability-classified options (notes 2 and 6)	948	—
Warrants (note 2)	297	883
Total current liabilities	8,392	10,578
Deferred revenue, net of current portion (note 4)	—	213
Contingent consideration (note 8)	8,253	7,497
Deferred tax liability	81,460	146,324
Total liabilities	98,105	164,612
Stockholders’ equity:
Common shares (note 6)
Authorized - unlimited number with no par value
Issued and outstanding: 54,841,494 (December 31, 2015 - 54,570,691)	864,375	834,240
Additional paid-in capital	34,486	30,206
Deficit	(432,454)	(266,985)
Accumulated other comprehensive loss	(49,782)	(49,782)
Total stockholders' equity	416,625	547,679
Total liabilities and stockholders' equity	$514,730	$712,291

Nature of business and future operations (note 1)
Contingencies and commitments (note 8)
Subsequent event (note 9)
See accompanying notes to the condensed consolidated financial statements.

ARBUTUS BIOPHARMA CORPORATION
Condensed Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)

(Expressed in thousands of U.S. dollars, except share and per share amounts)
(Prepared in accordance with US GAAP)

	Three months ended		Nine months ended
	September 30,		September 30,
	2016	2015	2016	2015
Revenue (note 4)
Collaborations and contracts	$87	$3,035	$226	$8,865
Licensing fees, milestone and royalty payments	687	1,030	1,460	3,322
Total revenue	774	4,065	1,686	12,187

Expenses
Research, development, collaborations and contracts	15,738	16,354	44,097	36,601
General and administrative	3,720	7,706	34,705	18,084
Depreciation of property and equipment	291	153	760	420
Acquisition costs	—	—	—	9,656
Impairment of intangible assets (note 3)	—	37,990	156,324	37,990
Total expenses	19,749	62,203	235,886	102,751

Loss from operations	(18,975)	(58,138)	(234,200)	(90,564)

Other income (losses)
Interest income	425	183	1,104	466
Foreign exchange gains (losses)	(795)	11,801	2,180	16,268
Gain on disposition of financial instrument (note 4)	—	—	1,000	—
Decrease in fair value of warrant liability (note 2)	10	1,976	339	2,777
Increase in fair value of contingent consideration (note 8)	(260)	—	(756)	—
Total other income (losses)	(620)	13,960	3,867	19,511

Loss before income taxes	(19,595)	(44,178)	(230,333)	(71,053)
Income tax benefit	—	15,196	64,864	15,196

Net loss	$(19,595)	$(28,982)	$(165,469)	$(55,857)
Loss per common share
Basic and diluted	$(0.37)	$(0.57)	$(3.15)	$(1.28)
Weighted average number of common shares
Basic and diluted	53,652,007	50,756,484	52,588,505	43,580,555

Comprehensive loss
Cumulative translation adjustment	—	(10,101)	—	(19,275)
Comprehensive loss	$(19,595)	$(39,083)	$(165,469)	$(75,132)
See accompanying notes to the condensed consolidated financial statements.

ARBUTUS BIOPHARMA CORPORATION
Condensed Consolidated Statement of Stockholders’ Equity
(Unaudited)

(Expressed in thousands of U.S. dollars, except share and per share amounts)
(Prepared in accordance with US GAAP)

	Number of shares	Share capital	Additional paid-in capital	Deficit	Accumulated other comprehensive loss	Total stockholders' equity
December 31, 2015	54,570,691	$834,240	$30,206	$(266,985)	$(49,782)	$547,679
Stock-based compensation	—	28,968	4,570	—	—	33,538
Reclassification of equity to liability stock option awards (notes 2 and 6)	—	—	(3,243)	—	—	(3,243)
Certain fair value adjustments to liability stock option awards (notes 2 and 6)	—		3,170	—	—	3,170
Issuance of common shares pursuant to exercise of options	100,303	475	(217)	—	—	258
Issuance of common shares pursuant to exercise of warrants	170,500	692	—	—	—	692
Net loss	—	—	—	(165,469)	—	(165,469)
Balance, September 30, 2016	54,841,494	$864,375	$34,486	$(432,454)	$(49,782)	$416,625
See accompanying notes to the condensed consolidated financial statements.

ARBUTUS BIOPHARMA CORPORATION
Condensed Consolidated Statements of Cash Flow
(Unaudited)

(Expressed in thousands of U.S. dollars)
(Prepared in accordance with US GAAP)

	Three months ended		Nine months ended
	September 30,		September 30,
	2016	2015	2016	2015
OPERATING ACTIVITIES
Net loss for the period	$(19,595)	$(28,982)	$(165,469)	$(55,857)
Items not involving cash:
Deferred income taxes	—	(15,196)	(64,864)	(15,196)
Depreciation of property and equipment	291	153	760	420
Stock-based compensation - research, development, collaborations and contract expenses	2,759	2,671	8,225	5,376
Stock-based compensation - general and administrative expenses	1,695	4,832	26,253	9,357
Unrealized foreign exchange (gains) losses	826	(11,790)	(2,130)	(16,208)
Change in fair value of warrant liability	(10)	(1,976)	(339)	(2,777)
Change in fair value of contingent consideration	260	—	756	—
Impairment of intangible assets (note 3)	—	37,990	156,324	37,990
Net change in non-cash operating items:
Accounts receivable	61	4,047	613	(577)
Accrued revenue	—	(164)	—	14
Investment tax credits receivable	—	—	98	—
Prepaid expenses and other assets	584	469	(263)	171
Accounts payable and accrued liabilities	(887)	2,408	(1,961)	(2,935)
Deferred revenue	(696)	3,011	(1,066)	2,054
Net cash used in operating activities	(14,712)	(2,527)	(43,063)	(38,168)
INVESTING ACTIVITIES
Disposition (acquisition) of short and long-term investments, net	(712)	(17,144)	(98,457)	10,275
Cash acquired through acquisition	—	—	—	324
Acquisition of property and equipment	(168)	(589)	(1,397)	(1,113)
Net cash provided by (used) in investing activities	(880)	(17,733)	(99,854)	9,486
FINANCING ACTIVITIES
Proceeds from issuance of common shares, net of issuance costs	—	—	—	142,177
Issuance of common shares pursuant to exercise of options	76	116	192	1,675
Issuance of common shares pursuant to exercise of warrants	—	—	445	43
Net cash provided by financing activities	76	116	637	143,895
Effect of foreign exchange rate changes on cash and cash equivalents	(824)	(5,972)	2,131	(6,311)
(Decrease) Increase in cash and cash equivalents	(16,340)	(26,116)	(140,149)	108,902
Cash and cash equivalents, beginning of period	42,970	207,205	166,779	72,187
Cash and cash equivalents, end of period	$26,630	$181,089	$26,630	$181,089
Supplemental cash flow information
Non-cash transactions:
Investment tax credit received	—	$—	$—	24
Acquisition of Arbutus Inc. excluding cash acquired	—	$—	$—	381,618
Acquired property and equipment in trade payables	(266)	—	$(266)	—
See accompanying notes to the condensed consolidated financial statements.

ARBUTUS BIOPHARMA CORPORATION
(formerly Tekmira Pharmaceuticals Corporation)

Notes to Consolidated Financial Statements
(Tabular amounts in thousands of US Dollars, except share and per share amounts)

1.      Nature of business and future operations

Arbutus Biopharma Corporation (the “Company” or “Arbutus”) is a biopharmaceutical business dedicated to discovering, developing, and commercializing a cure for patients suffering from chronic hepatitis B infection, a disease of the liver caused by the hepatitis B virus (“HBV”).

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

2.      Significant accounting policies

Basis of presentation

These unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles of the United States of America (“U.S. GAAP”) for interim financial statements and accordingly, do not include all disclosures required for annual financial statements. These statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the year ended December 31, 2015 and included in the Company’s 2015 annual report on Form 10-K. The unaudited condensed consolidated financial statements reflect, in the opinion of management, all adjustments and reclassifications necessary to present fairly the financial position, results of operations and cash flows at September 30, 2016 and for all periods presented. The results of operations for the three and nine months ended September 30, 2016 and September 30, 2015 are not necessarily indicative of the results for the full year. These unaudited condensed consolidated financial statements follow the same significant accounting policies as those described in the notes to the audited consolidated financial statements of the Company for the year ended December 31, 2015, except as described below.

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

For periods prior to January 1, 2016, the effects of exchange rate fluctuations on translating foreign currency monetary assets and liabilities into Canadian dollars were included in the statement of operations and comprehensive loss as foreign exchange gain/loss. Revenue and expense transactions were translated into the U.S. dollar reporting currency at the balance sheet date at average exchange rates during the period, and assets and liabilities were translated at end of period exchange rates, except for equity transactions, which were translated at historical exchange rates. Translation gains and losses from the application of the U.S. dollar as the reporting currency while the Canadian dollar was the functional currency are included as part of the cumulative foreign currency translation adjustment, which is reported as a component of shareholders’ equity in accumulated other comprehensive loss.

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

Income or loss per share

Income or loss per share is calculated based on the weighted average number of common shares outstanding. Diluted loss per share does not differ from basic loss per share since the effect of the Company’s stock options, liability-classified stock option awards, and warrants is anti-dilutive. During the nine months ended September 30, 2016, potential common shares of 4,978,101 (September 30, 2015 – 6,481,295) were excluded from the calculation of loss per common share because their inclusion would be anti-dilutive, of which 1,007,058 (September 30, 2015 - 3,625,411) relates to shares issued subject to repurchase provisions as part of consideration paid for the acquisition of Arbutus Inc.

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

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis, in thousands, and indicates the fair value hierarchy of the valuation techniques used to determine such fair value:

	Level 1	Level 2	Level 3	September 30, 2016
Assets
Cash and cash equivalents	$26,630	—	—	$26,630
Short-term investments	123,052	—	—	123,052
Total	$149,682	—	—	$149,682
Liabilities
Liability-classified options	—	—	$948	$948
Warrants	—	—	297	297
Contingent consideration	—	—	8,253	8,253
Total	—	—	$9,498	$9,498

	Level 1	Level 2	Level 3	December 31, 2015
Assets
Cash and cash equivalents	$166,779	—	—	$166,779
Short-term investments	14,525	—	—	14,525
Term deposit	10,070	—	—	10,070
Total	$191,374	—	—	$191,374
Liabilities
Warrants	—	—	$883	$883
Contingent consideration	—	—	7,497	7,497
Total	—	—	$8,380	$8,380

The following table presents the changes in fair value of the Company’s warrants:

	Liability at beginning of the period	Fair value of warrants exercised in the period	Increase (decrease) in fair value of warrants	Foreign exchange (gain) loss	Liability at end of the period
Nine months ended September 30, 2015	$5,099	$(334)	$(2,777)	$(493)	$1,495
Nine months ended September 30, 2016	$883	$(247)	$(339)	$—	$297

The change in fair value of warrant liability for the nine months ended September 30, 2016 is recorded in the statement of operations and comprehensive loss.

The weighted average Black-Scholes option-pricing assumptions and the resultant fair values, for warrants outstanding at September 30, 2016 and at December 31, 2015 are as follows:

	September 30, 2016	December 31, 2015
Dividend yield	—%	—%
Expected volatility	49.69%	49.07%
Risk-free interest rate	0.51%	0.48%
Expected average term	0.4 years	0.6 years
Fair value of warrants outstanding	$1.48	$2.33
Aggregate fair value of warrants outstanding	$297	$883
Number of warrants outstanding	201,000	379,500

Contingent consideration is a liability assumed by the Company from its acquisition of Arbutus Inc. in March 2015. To determine the fair value of the contingent consideration, the Company uses a probability weighted assessment of the likelihood the milestones would be met and the estimated timing of such payments, and then the potential contingent payments are discounted to their present value using a probability adjusted discount rate that reflects the early stage nature of the development program, time to complete the program development, and overall biotech indices, as detailed in note 8. The Company revalues the contingent consideration at the end of each reporting period and records any change in value to the statement of operations and comprehensive loss.

	Liability at beginning of the period[1]	Increase in fair value of Contingent Consideration	Liability at end of the period
Nine months ended September 30, 2015	$4,736	$1,929	$6,665
Nine months ended September 30, 2016	$7,497	$756	$8,253

1.
Contingent consideration was assumed by the Company as part of its acquisition of Arbutus Inc. As such, the beginning balance for the nine-months ended September 30, 2015 was the fair value as at the acquisition date of March 4, 2015. The beginning balance for the nine-months ended September 30, 2016 was the fair value as at December 31, 2015.

Liability-classified stock option awards

The Company accounts for liability-classified stock option awards ("liability options") under ASC 718 - Compensation - Stock Compensation ("ASC 718"), under which awards of options that provide for an exercise price that is not denominated in: (a) the currency of a market in which a substantial portion of the Company's equity securities trades, (b) the currency in which the employee's pay is denominated, or (c) the Company's functional currency, are required to be classified as liabilities. Due to the change in functional currency as of January 1, 2016, certain stock option awards with exercise prices denominated in Canadian dollars changed from equity classification to liability classification. As such, the historic equity classification of these stock option awards changed to liability classification effective January 1, 2016. The change in classification resulted in reclassification of these awards from, additional paid-in capital to liability-classified options.

Liability options are re-measured to their fair values at each reporting date with changes in the fair value recognized in share-based compensation expense or additional paid-in capital until settlement or cancellation. Under ASC 718, when an award is reclassified from equity to liability, if at the reclassification date the original vesting conditions are expected to be satisfied, then the minimum amount of compensation cost to be recognized is based on the grant date fair value of the original award. Fair value changes below this minimum amount are recorded in additional paid-in capital.

Revenue recognition

The Company earns revenue from research and development collaboration and contract services, licensing fees, milestone and royalty payments. In arrangements with multiple deliverables, the delivered item or items is considered a separate unit of accounting if: (1) the delivered item has value to the customer on a standalone basis; and (2) if the arrangement includes a general right of return relative to the delivered item, delivery or performance of the undelivered item is considered probable and substantially in the Company's control. If the elements of the arrangement do not meet both of the criteria above, they are recognized as a single unit of accounting. If the elements do meet the criteria above, arrangement consideration is allocated to the separate units of accounting based upon their relative selling price. Non-refundable payments received under collaborative research and development agreements are recorded as revenue as services are performed and related expenditures are incurred. Non-refundable upfront license fees from collaborative licensing and development arrangements are recognized as the Company fulfills its obligations related to the various elements within the agreements, in accordance with the contractual arrangements with third parties and the term over which the underlying benefit is being conferred. If non-refundable license fees have values to the customer on a standalone basis, separate from undelivered performance obligations, they are recognized upon delivery. To date, the Company has not recognized any non-refundable license fees upon delivery.

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (ASC 606). The standard, as subsequently amended, is intended to clarify the principles for recognizing revenue and to develop a common revenue standard for U.S. GAAP and IFRS by creating a new Topic 606, Revenue from Contracts with Customers. This guidance supersedes the revenue recognition requirements in ASC 605, Revenue Recognition, and supersedes some cost guidance included in Subtopic 605-35, Revenue Recognition – Construction-Type and Production-Type Contracts. The core principle of the accounting standard is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those good or services. The amendments should be applied by either (1) retrospectively to each prior reporting period presented; or (2) retrospectively with the cumulative effect of initially applying this ASU recognized at the date of initial application. The new guidance would be effective for fiscal years beginning after December 15, 2017, which for the Company means January 1, 2018. The Company has begun its evaluation and, at this time, does not expect adoption of this guidance to materially impact its financial statements.

In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The update is intended to simplify several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification of the statement of cash flows. Under this update, there are five simplifications for public companies. All excess tax benefits and tax deficiencies should be recognized as income tax expense or benefit in the income statement and the tax effects of exercised or vested awards should be treated as discrete items in the reporting period in which they occur. Excess tax benefits should be classified along with other tax cash flows as an operating activity. An entity can make an entity-wide accounting policy election to either estimate the number of awards that are expected to vest (current GAAP) or account for forfeitures when they occur. Cash paid by an employee when directly withholding shares for tax withholding purposes should be classified as financing activity. The amendments in this update would be effective for annual periods beginning after December 15, 2016, which for the Company means January 1, 2017. Early application is permitted. The Company has begun its evaluation and, at this time, does not expect adoption of this guidance to materially impact its financial statements.

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

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. The update addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice. Under this update, the classification of cash receipts and payments that have aspects of more than one class of cash flows should be determined first by applying specific guidance in GAAP. In the absence of specific guidance, an entity should determine each separately identifiable source or use within the cash receipts and cash payments on the basis of the nature of the underlying cash flows. An entity should then classify each separately identifiable source or use within the cash receipts and payments on the basis of their nature in financing, investing, or operating activities. In situations in which cash receipts and payments have aspects of more than one class of cash flows and cannot be separated by source or use, the appropriate classification should depend on the activity that is likely to be the predominant source or use of cash flows for the item. The amendments in this update are effective for public business entities for fiscal years beginning after December 31, 2017, which for the Company means January 1, 2018, and interim periods within those fiscal years. The Company has begun its evaluation and, at this time, does not expect the update to materially impact its statement of cash flows.

3.      Impairment evaluations for intangible assets and goodwill

All in-process research and development (IPR&D) acquired is currently classified as indefinite-lived and is not currently being amortized. IPR&D becomes definite-lived upon the completion or abandonment of the associated research and development efforts, and will be amortized from that time over an estimated useful life based on respective patent terms. The Company evaluates the recoverable amount of intangible assets on an annual basis and performs an annual evaluation of goodwill as of December 31 each year, unless there is an event or change in the business that could indicate impairment, in which case earlier testing is performed.

Impairment of intangible assets

During the three months ended June 30, 2016, the Company recorded an impairment charge of $156,324,000 and a corresponding income tax benefit of $64,864,000 related to the decrease in deferred tax liability for the discontinuance of the ARB-1598 program in the Immune Modulator drug class after extensive research and analysis, as well as a delay for additional exploration of the biology of the cccDNA Sterilizer drug class.

As a result of the impairment in the carrying values of the specified intangibles, as set out above, the Company reassessed the fair value of all of the IPR&D, which fair values were calculated to be above the respective carrying values; therefore, no additional impairment was recorded. At September 30, 2016, the Company did not identify any new indicators of impairment therefore a quantitative assessment was not performed.

The following table summarizes the carrying values, net of impairment of the intangible assets as at September 30, 2016:

	September 30, 2016	December 31, 2015
IPR&D – Immune Modulators	73,243	183,103
IPR&D – Antigen Inhibitors	36,437	36,437
IPR&D – cccDNA Sterilizers	86,638	133,102
Total IPR&D	$196,318	$352,642

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

As at June 30, 2016, the fair value of the reporting unit exceeded the carrying value of the reporting unit, and as such the second step of the impairment test, which measures the amount of impairment charge if any, was not required. In estimating the fair value of the reporting unit, the Company prepared a discounted cash flow model using its current best estimates of future income and a discount rate appropriate to the business, as well as by considering the Company's market capitalization. At September 30, 2016, the Company did not identify any new indicators of impairment. No impairment charge on goodwill was recorded for the period ended September 30, 2016.

4.      Collaborations, contracts and licensing agreements

The following tables set forth revenue recognized under collaborations, contracts and licensing agreements, in thousands:

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Collaborations and contracts
DoD (a)	$—	$2,002	—	$6,909
Monsanto (b)	—	309	—	826
Dicerna (c)	87	724	226	1,130
Total research and development collaborations and contracts	87	3,035	226	8,865
Licensing fees, milestone and royalty payments
Monsanto licensing fees and milestone payments (b)	—	727	—	2,374
Dicerna licensing fee (c)	640	263	1,066	789
Other milestone and royalty payments (d)	47	40	394	159
Total licensing fees, milestone and royalty payments	687	1,030	1,460	3,322
Total revenue	$774	$4,065	$1,686	$12,187

The following table sets forth deferred collaborations and contracts revenue:

	September 30, 2016	December 31, 2015
DoD (a)	$15	$15
Dicerna current portion (c)	—	853
Deferred revenue, current portion	15	868
Dicerna long-term portion (c)	—	213
Total deferred revenue	$15	$1,081

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

Under the Agreements, the Company established a wholly-owned subsidiary, PADCo. The Company determined that PADCo was a variable interest entity (“VIE”); however, Monsanto is the primary beneficiary of the arrangement. PADCo was established to perform research and development activities, which were funded by Monsanto in return for a call option to acquire the equity or all of the assets of PADCo. On March 4, 2016, Monsanto exercised its option to acquire 100% of the outstanding shares of PADCo and paid the Company an option exercise fee of $1,000,000. From the acquisition of PADCo, Monsanto received a worldwide, exclusive right to use the Company’s proprietary delivery technology in the field of agriculture. The Company recorded the exercise fee received as gain on disposition of financial instrument on its consolidated statement of operations and comprehensive loss for the nine months ended September 30, 2016.

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

The Company determined the deliverables under the Agreements included the rights granted, participation in the joint development committee, materials manufactured and other services provided, as directed under the joint development committee. The license and participation in the joint development committee have been determined by the Company to not have standalone value due to the uniqueness of the subject matter under the Agreements. Therefore, these deliverables are treated as one unit of accounting and recognized as revenue over the performance period. In September 2016, Dicerna announced the discontinuation of their DCR-PH1 program using the Company's technology. As such, the Company revised the estimated completion date of performance period from March 2017 to September 30, 2016, at which time the Company has no further remaining performance obligations. This resulted in the recognition of $640,000 and $1,066,000 in Dicerna license fee revenue for the three and nine months ended September 30, 2016, respectively.

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

Talon was acquired by Spectrum in July 2013. The acquisition does not affect the terms of the license between Talon and the Company. On September 3, 2013, Spectrum announced that they had shipped the first commercial orders of Marqibo. For the three and nine months ended September 30, 2016, the Company recorded $50,000 and $136,000 in Marqibo royalty revenue (three and nine months ended September 30, 2015 - $40,000 and $159,000 respectively). For the nine months ended September 30, 2016, the Company accrued 2.5% in royalties due to TPC in respect of the Marqibo royalty earned by the Company – see note 8, contingencies and commitments.

5.      Accounts payable and accrued liabilities

Accounts payable and accrued liabilities are comprised of the following, in thousands:

	September 30, 2016	December 31, 2015
Trade accounts payable	$2,071	$2,610
Research and development accruals	2,568	2,358
Professional fee accruals	264	640
Deferred lease inducements	244	297
Payroll accruals	1,252	2,331
Other accrued liabilities	733	591
	$7,132	$8,827

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

(c)      Liability-classified stock options

Valuation assumptions

Liability options are re-measured to their fair values at each reporting date, using the Black-Scholes valuation model. The methodology and assumptions prevailing at the re-measurement date used to estimate the fair values of liability options remain unchanged from the date of grant of equity classified stock option awards. Assumptions about the Company’s expected stock-price volatility are based on the historical volatility of the Company’s publicly traded stock. The risk-free interest rate used for each grant is equal to the zero coupon rate for instruments with a similar expected life. Expected life assumptions are based on the Company’s historical data. The weighted average Black-Scholes option-pricing assumptions and the resultant fair values as at the reclassification date of January 1, 2016, and as at September 30, 2016, are presented in the following table:

	September 30,	January 1,
	2016	2016
Dividend yield	—%	—%
Expected volatility	70.56%	97.78%
Risk-free interest rate	0.66%	0.86%
Expected average term (years)	3.9	5.3
Fair value of options outstanding	$1.52	$3.33
Aggregate fair value of options outstanding (in thousands)	$948	$1,909
Number of options outstanding	639,500	718,333

Stock option activity for liability options

	Number of optioned common shares	Weighted average exercise price (C$)	Weighted average exercise price (US$)	Aggregate intrinsic value (US$)
Balance, January 1, 2016	718,333	$7.24	$5.23	$604
Options exercised	(30,000)	3.00	2.29	35
Options forfeited, canceled or expired	(48,833)	8.19	6.24	—
Balance, September 30, 2016	639,500	$7.36	$5.61	$251

Liability options expire at various dates from August 6, 2017 to May 22, 2024.

The following table summarizes information pertaining to liability options outstanding at September 30, 2016:

			Options outstanding September 30, 2016			Options exercisable September 30, 2016
Range of Exercise prices (US$)			Number of options outstanding	Weighted average remaining contractual life (years)	Weighted average exercise price (US$)	Number of options exercisable	Weighted average exercise price (US$)
$1.30	to	$1.83	120,000	4.3	$1.52	120,000	$1.52
$2.94	to	$3.93	120,000	4.2	3.50	120,000	3.50
$4.06	to	$4.38	74,000	5.9	4.32	74,000	4.32
$4.96	to	$6.33	76,250	5.6	5.97	76,250	5.97
$6.95	to	$6.95	150,000	7.0	6.95	112,500	6.95
$9.55	to	$12.50	99,250	7.4	11.79	83,500	11.71
$1.30	to	$12.50	639,500	5.8	$5.61	586,250	$5.35

At September 30, 2016, there were 586,250 liability options exercisable with a weighted average exercise price of $5.35 (C$7.02). The weighted average remaining contractual life of exercisable liability options as at September 30, 2016 was 5.6 years.

A summary of the Company's non-vested liability stock option activity and related information at September 30, 2016 is as follows:

	Number of optioned common shares	Weighted average fair value (US$)
Non-vested at January 1, 2016	134,000	$3.61
Options vested	(55,750)	0.72
Non-vested options forfeited	(25,000)	0.16
Non-vested at September 30, 2016	53,250	$1.77

The weighted average remaining contractual life for liability options expected to vest at September 30, 2016 was 7.1 years and the weighted average exercise price for these options was $8.50 (C$11.16) per share.

The total fair value of liability options that vested during the nine months ended September 30, 2016 was $40,300.

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

The carrying amount of financial assets represents the maximum credit exposure. The maximum exposure to credit risk at September 30, 2016 was the accounts receivable balance of $395,000 (December 31, 2015 -$1,008,000).

All accounts receivable balances were current as at September 30, 2016 and at December 31, 2015.

8.      Contingencies and commitments

Property lease

On August 9, 2016, the Company signed a new lease agreement with a target renovation start date of November 1, 2016, subsequently amended to October 7, 2016. The new location, 701 Veterans Circle, Warminster, Pennsylvania, has approximately 35,000 square feet of laboratory facilities and office space. Once renovations are complete, this facility will replace the current Doylestown, Pennsylvania facility. The term of the lease is 10.6 years and expires on April 30, 2027, with the option to extend for up to two 5-year terms. The estimated total facility commitment, including operating costs, is approximately $6,900,000.

Product development partnership with the Canadian Government

The Company entered into a Technology Partnerships Canada ("TPC") agreement with the Canadian Federal Government on November 12, 1999. Under this agreement, TPC agreed to fund 27% of the costs incurred by the Company, prior to March 31, 2004, in the development of certain oligonucleotide product candidates up to a maximum contribution from TPC of $7,179,000 (C$9,323,000). As at September 30, 2016, a cumulative contribution of $2,823,000 (C$3,702,000) has been received and the Company does not expect any further funding under this agreement. In return for the funding provided by TPC, the Company agreed to pay royalties on the share of future licensing and product revenue, if any, that is received by the Company on certain non-siRNA oligonucleotide product candidates covered by the funding under the agreement. These royalties are payable until a certain cumulative payment amount is achieved or until a pre-specified date. In addition, until a cumulative amount equal to the funding actually received under the agreement has been paid to TPC, the Company agreed to pay 2.5% royalties on any royalties the Company receives for Marqibo. For the three and nine months ended September 30, 2016, the Company earned royalties on Marqibo sales in the amount of $50,000 and $136,000 respectively (three and nine months ended September 30, 2015 – $40,000 and $159,000 respectively) (see note 4(d)), resulting in $3,000 being recorded by the Company as royalty payable to TPC (September 30, 2015 -$4,000). The cumulative amount paid or accrued up to September 30, 2016 was $15,000, resulting in the contingent amount due to TPC being $2,808,000 (C$3,683,000)

License agreement with Marina Biotech, Inc. (“Marina”)

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

Arbitration with the University of British Columbia (“UBC”)

Certain early work on lipid nanoparticle delivery systems and related inventions was undertaken at Inex Pharmaceuticals Inc and assigned to the University of British Columbia (UBC). These inventions are licensed to the Company by UBC under a license agreement, initially entered in 1998 as amended in 2001, 2006 and 2007. The Company has granted sublicenses under the UBC license to Alnylam. Alnylam has in turn sublicensed back to the Company under the licensed UBC patents for discovery, development and commercialization of siRNA products.

On November 10, 2014, UBC filed a notice of arbitration against the Company and on January 16, 2015, filed a Statement of Claim, which alleges entitlement to $3,500,000 in allegedly unpaid royalties based on publicly available information, and an unspecified amount based on non-public information. UBC also seeks interest and costs, including legal fees. The Company continues to dispute UBC’s allegations, and no dates have been scheduled for this arbitration. However, the Company notes that arbitration is subject to inherent uncertainty and an arbitrator could rule against the Company. The Company has not recorded an estimate of the possible loss associated with this arbitration, due to the uncertainties related to both the likelihood and amount of any possible loss or range of loss. However, the defense of arbitration and related matters are costly and may divert the attention of the Company’s management and other resources that would otherwise be engaged in other activities. Costs related to the arbitration are recorded by the Company as incurred.

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

In 2015, the Company discontinued the OCB-30 development program based on significant research and analysis. In July 2016, the Company provided NeuroVive with a notice of termination of the license agreement.The parties agreed to terminate the agreement in October 2016.

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

In partial consideration for this license, the Company is obligated to pay Cytos up to a total of $67,000,000 for each of the six licensed compound series upon the achievement of specified development and regulatory milestones; for hepatitis and each additional licensed viral infection, up to a total of $110,000,000 upon the achievement of specified sales performance milestones; and tiered royalty payments in the high-single to low-double digits, based upon the proportionate net sales of licensed products in any commercialized combination. In 2016, the Company discontinued the TLR9 development program based on significant levels of research and analysis (refer to note 3 above).

9.      Subsequent event

Termination of License Agreement with Acuitas

In December 2013, the Company entered into a cross-license agreement with Acuitas Therapeutics Inc., or Acuitas. The terms of the cross-license agreement provided Acuitas with access to certain of the Company's earlier intellectual property generated prior to April 2010 for a specific field. On August 29, 2016, the Company provided Acuitas with notice that it considered Acuitas to be in material breach of the cross-license agreement.  The cross-license agreement provides that it may be terminated upon any material breach by the other party 60 days after receipt of written notice of termination describing the material breach in reasonable detail. On October 25, 2016, Acuitas filed a Notice of Civil Claim in the Supreme Court of British Columbia seeking an order that the Company perform its obligations under the Cross License Agreement, for damages ancillary to specific performance, injunctive relief, interest and costs.  The Company disputes Acuitas’ position and have not recorded an estimate of the possible loss associated with this claim, due to the uncertainties related to both the likelihood and amount of any possible loss or range of loss. The Company will file its response within the time frame prescribed by the Court.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following discussion and analysis by our management of our financial position and results of operations in conjunction with our audited consolidated financial statements and related notes thereto included as part of our Annual Report on Form 10-K for the year ended December 31, 2015 and our unaudited condensed consolidated financial statements for the three and nine month period ended September 30, 2016. Our consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles and are presented in U.S. dollars.

FORWARD-LOOKING STATEMENTS

The information in this report contains forward-looking statements within the meaning of the Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, and forward looking information within the meaning of Canadian securities laws (collectively, “forward-looking statements”). Forward-looking statements in this report include statements about our strategy, future operations, clinical trials, prospects and the plans of management; the discovery, development and commercialization of a cure for HBV; our beliefs and development path and strategy to achieve a cure for HBV; evaluating combinations of two or more drug candidates in cohorts of patients with chronic HBV infection, and using the results to adaptively design additional treatment regimens for the next cohorts; closing out our contract with the DoD; the timing of triggering events with Enantigen; evaluating different treatment durations to determine the optimal finite duration of therapy, until we select combination therapy regimens and treatment durations to conduct Phase III clinical trials intended to ultimately support regulatory filings for marketing approval; multi-dose HBsAg reduction data on ARB-1467 in 2H16; filing an IND (or equivalent) for ARB-1740 in 2H16; filing an IND (or equivalent) for AB-423 in 2H16; discontinuing the ARB-1598 development program; not expecting adoption of new accounting guidance to materially impact our financial statements; the design of the ARB-1467 Phase II multi-dosing study; the effectiveness of surface antigen secretion inhibitors; the effectiveness of core protein inhibitors; exploring partnership opportunities to enable further study of TKM-PLK-1 in HCC; a New Drug Application filing for Alnylam's patisiran program in 2017; low-single-digit royalty payments as Alnylam’s LNP-enabled products are commercialized; mid-single digit royalty payments based on Marqibo’s commercial sales; and filing a response to the Acuitas Notice of Civil Claim within the time frame prescribed by the Court..

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

OVERVIEW

Arbutus Biopharma Corporation ("Arbutus", the "Company", "we", "us", and "our") is a publicly traded industry-leading Hepatitis B Virus (HBV) therapeutic solutions company. HBV represents a significant unmet medical need, and given the complex biology of the disease, we believe combination therapies are the key to HBV treatment and a potential cure, and development can be accelerated when multiple components of a combination therapy regimen are controlled by the same company. We have assembled an HBV pipeline consisting of multiple drug candidates with complementary mechanisms of action, and plan to continue to broaden our pipeline.

HBV Product Pipeline

Our product pipeline, like our business, is focused on finding a cure for chronic HBV infection, with the objective of developing a combination of products that intervene at different points in the viral life cycle, and reactivating the host immune system. Given our strong scientific and research capabilities in-house, we are able to conduct preclinical combination studies to evaluate combinations of our proprietary pipeline candidates. Once compounds within the portfolio with sufficient activity have been identified, we intend, subject to discussions with regulatory authorities, to evaluate combinations of two or more drug candidates in cohorts of patients with chronic HBV infection. We expect to use these results to adaptively design additional treatment regimens for the next cohorts. We also plan to evaluate different treatment durations to determine the optimal finite duration of therapy. We plan to continue this iterative process until we select combination therapy regimens and treatment durations to conduct Phase III clinical trials intended to ultimately support regulatory filings for marketing approval.

Candidate	Stage of Development: IND Enabling	Phase I	Phase II	Next Milestone
ARB-1467 *RNAi 1.0*	→	→	→	**4Q16**: Additional multidose HBsAg reduction data
ARB-1740 *RNAi 2.0*	→			**2H16**: File IND (or equivalent)
AB-423 *Core Protein/Capsid Inhibitor*	→			**2H16**: File IND (or equivalent)

Research programs include:

- Next generation capsid inhibitors
- Oral s-antigen (HBsAg) inhibitors
- GalNAc delivered RNAi agents
- cccDNA targeting agents
- Checkpoint inhibitors

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

The Phase II trial is a multi-dose study in chronic HBV patients who are also receiving nucleot(s)ide analog therapy. The trial consists of three cohorts, each enrolling eight subjects; six receiving three monthly doses of ARB-1467, and two receiving placebo. The first two cohorts include HBeAg- patients, followed by a third cohort in HBeAg+ patients. ARB-1467 is administered at 0.2 mg/kg and 0.4 mg/kg in the HBeAg- cohorts (Cohorts 1 and 2), and at 0.4 mg/kg in the HBeAg+ cohort (Cohort 3). Interim results from this trial based on single dose administration of ARB-1467 in Cohorts 1 and 2 demonstrate significant reductions in serum HBsAg levels, and multiple dose results from Cohort 1 show a step-wise, additive reduction in serum HBsAg. This trial is ongoing and additional data is expected by the end of 2016, and final data from Cohorts 1-3 is expected in the first half of 2017. In addition, we expect to add an additional cohort to evaluate an alternate dosing regimen.

While we are focused on development of our lead HBV product candidates, we believe in continuous innovation and will incorporate technological and product design advancements that may result in an improvement in safety and/or efficacy. An example of this is our follow-on RNAi HBV candidate, ARB-1740. ARB-1740 is more potent than ARB-1467 in preclinical studies and has the potential to be effective at lower clinical doses than ARB-1467. ARB-1740 is chemically distinct from ARB-1467 (includes different target sequences) and employs the same LNP formulation as ARB-1467. We plan to file an Investigational New Drug (IND) application (or equivalent filing) for ARB-1740 by the end of 2016.

Core Protein/ Capsid Assembly Inhibitor (AB-423)

HBV core protein, or capsid, is required for viral replication and core protein may have additional roles in cccDNA function. Current nucleot(s)side analog therapy significantly reduces HBV DNA levels in the serum but HBV replication continues in the liver, thereby enabling HBV infection to persist. Effective therapy for patients requires new agents which will effectively block viral replication. We are developing core protein inhibitors (also known as capsid assembly inhibitors) as oral therapeutics for the treatment of chronic HBV infection. By inhibiting assembly of the viral capsid, the ability of hepatitis B virus to replicate is impaired, resulting in reduced cccDNA. We presented preclinical combination data from our lead core protein/capsid assembly inhibitor AB-423 at scientific conferences in April 2016 and June 2016. We plan to file an IND (or equivalent filing) for AB-423 by the end of 2016. In addition to AB-423, our core protein/capsid assembly inhibitor discovery effort is active and ongoing and has already generated promising back-up compounds.

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

TKM-PLK1
We have completed the Phase I/II TKM-PLK1 clinical study in patients with advanced Hepatocellular Carcinoma (HCC). Topline results from this study show that TKM-PLK1 was well-tolerated at a dose of 0.6 mg/kg, 51% of subjects showed overall stable disease (SD) according to RECIST criteria, 22% of subjects showed an overall partial response (PR) according to Choi response criteria, and tumor density was reduced by up to 59%. We intend to explore partnership opportunities to enable further study of TKM-PLK-1 in HCC.

Partner Programs

Patisiran (ALN-TTR02)
Alnylam has a license to use our intellectual property to develop and commercialize products and may only grant access to our LNP technology to its partners if it is part of a product sublicense. Alnylam’s license rights are limited to patents that we have filed, or that claim priority to a patent that was filed, before April 15, 2010. Alnylam's patisiran (ALN-TTR02) program represents the most clinically advanced application of our LNP delivery technology, and results demonstrate that multi-dosing with our LNP has been well-tolerated with treatments out to 25 months. A New Drug Application filing for Alnylam's patisiran program is expected in 2017. We are entitled to low to mid-single-digit royalty payments escalating based on sales performance as Alnylam’s LNP-enabled products are commercialized.

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

DCR-PH1
In November 2014, we signed a licensing and collaboration agreement with Dicerna Pharmaceuticals, Inc. to utilize our LNP delivery technology exclusively in Dicerna's primary hyperoxaluria type 1 (DCR-PH1) development program. Data from the DCR-PH1-102 clinical trial, in which 21 subjects were randomized to receive DCR-PH1 at doses of 0.005, 0.015 and 0.05 mg/kg or placebo, showed an increase in urine glycolate levels, a biomarker of DCR-PH1 treatment activity, in the top two DCR-PH1 dosing groups. In September 2016, Dicerna announced the discontinuation of its DCR-PH1 program.

Recent Developments

Facility Lease Agreement
In August 2016, we entered into a lease agreement for approximately 35,155 square feet of space in Warminster, Pennsylvania. This facility includes a research and development laboratory and will represent Arbutus' primary U.S. site.

NeuroVive Pharmaceutical AB
In September 2014, Arbutus Inc. entered into a license agreement with NeuroVive that granted them an exclusive, worldwide, sub-licensable license to develop, manufacture and commercialize, for the treatment of HBV, oral dosage form sanglifehrin based cyclophilin inhibitors (including OCB-30). In 2015, we discontinued the OCB-30 development program based on significant research and analysis. In July 2016, we provided NeuroVive with a notice of termination of the license agreement. The parties agreed to terminate the agreement in October 2016.

Acuitas Therapeutics Inc.

In December 2013 we entered into a cross-license agreement with Acuitas Therapeutics Inc., or Acuitas. The terms of the cross-license agreement provided Acuitas with access to certain of our earlier intellectual property (IP) generated prior to April 2010 for a specific field.  On August 29, 2016, Arbutus provided Acuitas with notice that Arbutus considered Acuitas to be in material breach of the cross-license agreement.  The cross-license agreement provides that it may be terminated upon any material breach by the other party 60 days after receipt of written notice of termination describing the material breach in reasonable detail. On October 25, 2016, Acuitas filed a Notice of Civil Claim in the Supreme Court of British Columbia seeking an order that Arbutus perform its obligations under the Cross License Agreement, for damages ancillary to specific performance, injunctive relief, interest and costs.  We will file our response within the time frame prescribed by the Court.

Dicerna Pharmaceuticals, Inc.
In September 2016, Dicerna Pharmaceuticals Inc. announced the discontinuation of its DCR-PH1 program.

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

We classify liability options in our consolidated balance sheet as liabilities and revalue them at each balance sheet date. Any change in valuation is recorded in our statement of operations as increases or decreases in share-based compensation expense or additional paid-in capital until settlement or cancellation. We use the Black-Scholes pricing model to value the options. Determining the appropriate fair-value model and calculating the fair value of liability options requires considerable judgment. A small change in the estimates used may cause a relatively large change in the estimated valuation. Due to ongoing changes in our business and general stock market conditions, we continuously assess our fair value assumptions. We adjust the estimated expected life as appropriate, based on the pattern of exercises of our stock option awards. As at the reclassification date of January 1, 2016 and the balance sheet date of September 30, 2016, for the purpose of calculating the fair value, the weighed-average expected life of outstanding was 5.3 and 3.9 years, respectively; the weighted-average risk-free interest rate was 0.86% and 0.66%, respectively; the weighted-average volatility was 97.8% and 70.56%, respectively; and the dividend yield was 0% based on no history of dividend payment by the Company. For the nine month period ended September 30, 2016, we recorded a total share-based compensation expense related to the change in fair value of liability options of $940,000.

Share purchase warrant valuation / The valuation of share purchase warrants is a critical accounting estimate due to the value of liabilities recorded and the many assumptions that are required to calculate the liability, resulting in the classification of our warrant liability as a level 3 financial instrument.

We classify warrants in our consolidated balance sheet as liabilities and revalue them at each balance sheet date. Any change in valuation is recorded in our statement of operations. We use the Black-Scholes pricing model to value the warrants. Determining the appropriate fair-value model and calculating the fair value of registered warrants requires considerable judgment. A small change in the estimates used may cause a relatively large change in the estimated valuation. Due to ongoing changes in our business and general stock market conditions, we continuously assess our warrant fair value assumptions. We adjust the estimated expected life as appropriate, based on the pattern of exercises of our warrants. As at December 31, 2015, for the purpose of calculating the fair value, the expected life of outstanding warrants was three months for warrants expiring in June 2016, and eleven months for warrants expiring in February 2017. Based on the pattern of decreasing exercises of warrants, we increased the expected life to five and a half months for outstanding warrants expiring in June 2016 effective January 1, 2016. As at September 30, 2016, the remaining expected life is five months for outstanding warrants expiring in February 2017. The change in fair value from the previous balance sheet date relating to the warrants that expired in June 2016 has been included in our statement of comprehensive loss. For the three and nine month period ended September 30, 2016, we recorded a gain in earnings due to the decrease in fair value of warrant liability of $10,000 and $339,000 respectively.

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

Based on our analysis as at June 30, 2016, the fair value of the reporting unit exceeded its carrying value and step two of the impairment test is not required. Fair value determinations require considerable judgment and are sensitive to changes in underlying assumptions and factors. A hypothetical decrease in the reporting unit's fair value as at June 30, 2016 of approximately 20% could trigger an impairment of goodwill. Although we believe our assumptions are reasonable, the significant level of judgment needed to determine our assumptions, the uncertainty inherent in these assumptions and the extended time frame over which we are required to make our estimates, increases the risk that actual results will vary significantly which, increases the risk of a material goodwill impairment charge in the future. Given the dependency of our cash flow models on the successful development, production and sale of products from our existing programs, if any significant programs are unsuccessful then, excluding other possible changes in our forecasts, our estimated future cash flows will be reduced and such reduction may be significant enough to result in an impairment of the carrying value of our intangible assets and goodwill. The outcome of our programs are subject to a variety of risks, including, but not limited to, technological risk associated with IPR&D assets, dependency on regulatory approval and competitive, legal and other regulatory forces. See "Risk Factors" in our annual report on Form 10-K for additional risk factors.

At September 30, 2016, we did not identify any new indicators of impairment to intangibles or goodwill therefore a quantitative assessment was not performed.

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (ASC 606). The standard, as subsequently amended, is intended to clarify the principles for recognizing revenue and to develop a common revenue standard for U.S. GAAP and IFRS by creating a new Topic 606, Revenue from Contracts with Customers, a clarification of ASU 2014-09 (see above). This guidance supersedes the revenue recognition requirements in ASC 605, Revenue Recognition, and supersedes some cost guidance included in Subtopic 605-35, Revenue Recognition – Construction-Type and Production-Type Contracts. The core principle of the accounting standard is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those good or services. The amendments should be applied by either (1) retrospectively to each prior reporting period presented; or (2) retrospectively with the cumulative effect of initially applying this ASU recognized at the date of initial application. The new guidance would be effective for fiscal years beginning after December 15, 2017, which for us means January 1, 2018. We have begun our evaluation and, at this time, do not expect adoption of this guidance to materially impact our financial statements.

In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The update is intended to simplify several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification of the statement of cash flows. Under this update, there are five simplifications for public companies. All excess tax benefits and tax deficiencies should be recognized as income tax expense or benefit in the income statement and the tax effects of exercised or vested awards should be treated as discrete items in the reporting period in which they occur. Excess tax benefits should be classified along with other tax cash flows as an operating activity. An entity can make an entity-wide accounting policy election to either estimate the number of awards that are expected to vest (current GAAP) or account for forfeitures when they occur. Cash paid by an employee when directly withholding shares for tax withholding purposes should be classified as financing activity. The amendments in this update would be effective for annual periods beginning after December 15, 2016, which for the Company means January 1, 2017. Early application is permitted. We do not plan to early adopt this update. We have begun our evaluation and, at this time, do not expect adoption of this guidance to materially impact our financial statements.

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

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. The update addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice. Under this update, the classification of cash receipts and payments that have aspects of more than one class of cash flows should be determined first by applying specific guidance in GAAP. In the absence of specific guidance, an entity should determine each separately identifiable source or use within the cash receipts and cash payments on the basis of the nature of the underlying cash flows. An entity should then classify each separately identifiable source or use within the cash receipts and payments on the basis of their nature in financing, investing, or operating activities. In situations in which cash receipts and payments have aspects of more than one class of cash flows and cannot be separated by source or use, the appropriate classification should depend on the activity that is likely to be the predominant source or use of cash flows for the item. The amendments in this update are effective for public business entities for fiscal years beginning after December 31, 2017, and interim periods within those fiscal years. We do not expect the update to materially impact our statement of cash flows.

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

(in millions $ except per share data) – unaudited

	Q3	Q2	Q1	Q4	Q3	Q2	Q1	Q4
	2016	2016	2016	2015	2015	2015	2015	2014
Revenue
Collaborations and contracts:
DoD	$—	$—	$—	$(0.1)	$2.0	$1.9	$3.0	$2.8
Monsanto	—	—	—	3.9	0.3	0.3	0.2	0.3
Dicerna	0.1	—	0.1	0.7	0.7	0.2	0.2	0.3
	0.1	—	0.1	4.5	3.0	2.4	3.4	3.4
Monsanto licensing fees and milestone payments	—	—	—	7.9	0.7	0.8	0.8	0.9
Dicerna licensing fee	0.6	0.2	0.2	0.3	0.3	0.3	0.3	0.1
Other milestone and royalty payments	—	0.1	0.3	0.1	0.1	0.1	0.1	—
Total revenue	0.7	0.3	0.6	12.7	4.1	3.6	4.6	4.4
Expenses	(19.7)	(195.6)	(20.6)	(24.4)	(62.2)	(17.9)	(22.7)	(15.6)
Other income (losses)	(0.6)	0.4	4.1	5.5	14.0	(0.5)	6.0	5.0
Loss before income taxes	(19.6)	(194.9)	(15.9)	(6.2)	(44.2)	(14.8)	(12.1)	(6.2)
Income tax benefit	—	64.9	—	1.0	15.2	—	—	—
Net loss	(19.6)	(130.0)	(15.9)	(5.2)	(29.0)	(14.8)	(12.1)	(6.2)
Basic and diluted net loss per share	$(0.37)	$(2.47)	$(0.31)	$(0.10)	$(0.57)	$(0.27)	$(0.40)	$(0.27)

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

In November 2014, we signed a License Agreement and a Development and Supply Agreement with Dicerna for the use of our proprietary delivery technology and related technology intended to develop, manufacture, and commercialize products related to the treatment of PH1. In Q4 2014, we received an upfront payment of $2.5 million, which is being recognized over the period over which we provide services to Dicerna. In September 2016, Dicerna announced the discontinuation of their DCR-PH1 program using our technology. As such, in Q3 2016, we recognized the remaining balance of Dicerna license fee revenue of $0.6 million, as well as other Dicerna collaboration revenue for the provision of development services.

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

Our underlying expenses have increased in the past eight quarters due to an increase in our research and development activities as we seek to move more products into the clinic. In Q4 2014, we filed a Canadian Clinical Trial Application (CTA) for ARB-1467 and received clearance to conduct a Phase I Clinical Trial, as well as initiated manufacturing of TKM-Ebola-Guinea for emergency use in West Africa. In Q1 2015, we initiated a Phase I Clinical Trial for ARB-1467 and incurred significant material costs related to the TKM-Ebola-Guinea contract with the DoD. In addition, we incurred $9.3 million in costs for professional fees related to completing the merger with Arbutus Inc. (formerly OnCore Biopharma Inc.). In Q2 2015, we incurred an incremental $2.9 million R&D expenses related to our HBV programs acquired through the merger with Arbutus Inc. In Q3 2015, we incurred $5.5 million in incremental R&D expenses primarily related to an increase in HBV and HCC clinical trial expenses due to an increase in patient enrollment and a ramp up in spending on other Arbutus Inc. HBV programs. Also in Q3 2015, we recorded an estimated impairment charge of $38.0 million as we discontinued our cyclophilin inhibitor program based on our conclusion that cyclophilins do not play a meaningful role in HBV biology. From Q4 2015 to Q 2016, we continued to incur significant R&D expense related to our HBV programs, including initiation of our ARB-1467 in Phase II clinical trials. In Q2, 2016, we recorded an impairment charge of $156.3 million for the discontinuance of the ARB-1598 program in the Immune Modulators drug class after extensive research and analysis, as well as a delay for additional exploration of the biology of the cccDNA Sterilizer drug class. Following the merger with Arbutus Inc., we have recorded to date non-cash compensation expense of $46.0 million related to the expiry of repurchase rights on shares issued as part of the consideration paid for the merger with Arbutus Inc. - see "Results of Operations".

Other income (losses) / Other income (losses) consist primarily of changes in the fair value of our warrant liability and foreign exchange gains and losses. Increases in our share price from the previous reporting date results in an increase in the fair value of our warrant liability, and vice versa.

We have recorded large foreign exchange gains and losses over the past eight quarters including a gain of $11.8 million in Q3 2015. Up until December 31, 2015, our foreign exchange gains and losses largely related to U.S. dollar cash and investment holdings and fluctuations in the U.S./Canadian dollar exchange rate. We expect to record future foreign exchange gains and losses, on conversion from the Canadian dollar, to the U.S. dollar, as the functional currency for the company changed to the U.S. dollar effective January 1, 2016. This change in functional currency results in a smaller proportion of our cash and investments being held in a foreign currency and therefore reduces the level of gains and losses we expect to record in this respect.

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

Net loss / Fluctuations in our net loss are explained by changes in revenue, expenses, other income (losses) and taxes as discussed above.

RESULTS OF OPERATIONS
The following summarizes the results of our operations for the periods shown, in thousands (except for per share figures):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Total revenue	$774	$4,065	$1,686	$12,187
Operating expenses	19,749	62,203	235,886	102,751
Loss from operations	(18,975)	(58,138)	(234,200)	(90,564)
Net loss	$(19,595)	$(28,982)	$(165,469)	$(55,857)
Basic and diluted loss per share	(0.37)	(0.57)	(3.15)	(1.28)

Revenue / Revenue is summarized in the following table, in thousands:

	Three months ended September 30,
	2016	% of Total	2015	% of Total
DoD	$—	—%	$2,002	49%
Monsanto	—	—%	309	8%
Dicerna	87	11%	724	18%
Total collaborations and contracts revenue	87	11%	3,035	75%
Monsanto licensing fee and milestone payments	—	—%	727	18%
Dicerna licensing fee	640	83%	263	6%
Other milestone and royalty payments	47	6%	40	1%
Total revenue	$774		$4,065

	Nine months ended September 30,
	2016	% of Total	2015	% of Total
DoD	$—	—%	$6,909	57%
Monsanto	—	—%	826	7%
Dicerna	226	13%	1,130	9%
Total collaborations and contracts revenue	226	13%	8,865	73%
Monsanto licensing fee and milestone payments	—	—%	2,374	19%
Dicerna licensing fee	1,066	63%	789	6%
Other milestone and royalty payments	394	23%	159	1%
Total revenue	$1,686		$12,187

Revenue contracts are covered in more detail in the overview section of this discussion.

DoD revenue

In July 2015, we announced that Ebola related activities were being suspended and, in Q4 2015, we received formal notification from the DoD terminating the contract, subject to the completion of certain post-termination obligations.

Monsanto revenue

In January 2014, we received $14.5 million, of which $4.5 million relates to research services and $10.0 million for the use of our technology. In June and October 2014, we received payments of $1.5 million each, following the completion of specified program developments. In May and September 2015, we received $1.05 million and $0.75 million for research services. We were recognizing this revenue on a straight-line basis over the option period. As we did not receive further payments from Monsanto for the continuance of research activities under the arrangement, we revised our estimated option period end date as at December 31, 2015, resulting in the full release of Monsanto deferred revenue of $11.8 million and a total of $15.0 million in Monsanto revenue for the year ended December 31, 2015. In March 2016, Monsanto exercised its option to acquire 100% of the outstanding shares of the Company's wholly-owned subsidiary, Protiva Agricultural Development Company. We received $1.0 million exercise fee, which has been recorded as other income for the nine-months ended September 30, 2016.

Dicerna revenue

In November 2014, we signed a License Agreement and a Development and Supply Agreement with Dicerna for the use of our proprietary delivery technology and related technology intended to develop, manufacture, and commercialize products related to the treatment of PH1. In September 2016, Dicerna announced the discontinuance of their DCR-PH1 program using our technology. As such, we have no further performance obligations related to the licensing fee and recognized licensing revenue of $0.6 and $1.1 million for the three and nine months ended September 30, 2016. In addition, we recognized collaboration revenue of $0.09 million and $0.23 million respectively for the three and nine months ended September 30, 2016 earned on material manufactured for, and services provided to, Dicerna.

Other milestone and royalty payments

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

Expenses / Expenses are summarized in the following table, in thousands:

	Three months ended September 30,
	2016	% of Total	2015	% of Total
Research, development, collaborations and contracts	$15,738	80%	$16,354	26%
General and administrative	3,720	19%	7,706	12%
Depreciation	291	1%	153	—%
Acquisition costs	—	—%	—	—%
Impairment of intangible assets	—	—%	$37,990	61%
Total operating expenses	$19,749		$62,203

	Nine months ended September 30,
	2016	% of Total	2015	% of Total
Research, development, collaborations and contracts	$44,097	19%	$36,601	36%
General and administrative	34,705	15%	18,084	18%
Depreciation	760	—%	420	—%
Acquisition costs	—	—%	9,656	9%
Impairment of intangible assets	156,324	66%	37,990	37%
Total operating expenses	$235,886		$102,751

Research, development, collaborations and contracts

Research, development, collaborations and contracts expenses consist primarily of clinical and pre-clinical trial expenses, personnel expenses, consulting and third party expenses, consumables and materials, as well as a portion of stock-based compensation and general overhead costs. R&D expenses decreased in the three months ended September 2016 as compared to the three months ended September 30, 2015 partly due to our collaboration programs with the DoD, Monsanto, and Dicerna have wound down or ended since September 30, 2015. Research and development expenses increased in the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015 as we increased spending on ARB-1467 for which Phase II clinical trials were initiated in December 2015. We also continue to incur incremental costs related to an increase in activities for the research and preclinical HBV programs, focusing on advancing the development of our candidates to support future clinical combination studies. This spending on our internal programs more than offset the decrease in research and development spending on collaborative programs for the nine month period.
R&D compensation expense increased in the three and nine months ended September 30, 2016 as compared to the three and nine months ended September 30, 2015 due to an increase in the number of employees in support of our expanded portfolio of product candidates, as well as from our merger with Arbutus Inc. In addition, in the three and nine months ended September 30, 2016 we incurred a total of $3.0 million and $29.0 million respectively, of non-cash compensation expense, as compared to $5.7 million and $11.0 million for the three and nine months ended September 30, 2015, related to the expiry of repurchase rights on shares issued as part of the consideration paid for the merger with Arbutus Inc. For the three and nine months ended September 30, 2016, $1.5 million and $4.5 million has been included as part of research, development, collaborations and contracts expense, and $1.5 million and $24.5 million included as part of general and administrative expense respectively.

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

General and administrative

General and administrative expenses were lower in the three months ended September 30, 2016 compared to the three months ended September 30, 2015 due to a decrease in non-cash compensation expense recorded related to the expiry of repurchase rights effective Q3 2016 due to the departure of two of the four former Arbutus Inc. shareholders in June 2016. General and administrative expenses were higher in the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015 due largely to an increase in compensation expense linked to our increase in employee base and incremental corporate expenses to support the growth of the Company following the completion of our merger with Arbutus Inc. This includes a cumulative non-cash compensation expense of $24.5 million we incurred related to the expiry of repurchase rights on shares issued as part of consideration paid for the merger with Arbutus Inc. (see above). The following table summarizes the non-cash compensation expense recorded related to the expiry of repurchase rights:

	Q3	Q2	Q1	Q4	Q3	Q2	Q1
	2016	2016	2016	2015	2015	2015	2015
Research and development	$1.5	$1.5	$1.5	$1.5	$1.4	$1.0	$0.3
General and administrative	1.5	18.5	4.5	4.5	4.3	3.1	0.9
Total non-cash compensation for repurchase rights expiration	$3.0	$20.0	$6.0	$6.0	$5.7	$4.1	$1.2

Acquisition costs

In the nine months ended September 30, 2015, we incurred $9.7 million in costs for professional fees related to completing the merger with Arbutus Inc. This cost is specific to the merger with Arbutus Inc.

Impairment of intangible assets

For the nine months ended September 30, 2016, we recorded an impairment charge of $156.3 million for the discontinuance of the ARB-1598 program in the Immune Modulator drug class after extensive research and analysis, as well as a delay for additional exploration of the biology of the cccDNA Sterilizer drug class. For the nine months ended September 30, 2015, we recorded an estimated impairment charge of $38.0 million based on our decision to discontinue our cyclophilin inhibitors program, OCB-030.

Other income (losses) / Other income (losses) are summarized in the following table, in thousands:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Interest income	$425	$183	$1,104	$466
Foreign exchange gains (losses)	(795)	11,801	2,180	16,268
Gain on disposition of financial instrument	—	—	1,000	—
Decrease in fair value of warrant liability	10	1,976	339	2,777
Increase in fair value of contingent consideration	(260)	—	(756)	—
Total other income (losses)	$(620)	$13,960	$3,867	$19,511

Foreign exchange gains (losses)

On January 1, 2016, our functional currency changed from the Canadian dollar to the U.S. dollar based on our analysis of changes in the primary economic environment in which we operate. We will continue to incur substantial expenses and hold cash and investment balances in Canadian dollars, and as such, will remain subject to risks associated with foreign currency fluctuations. For the three months ended September 30, 2016, we recorded a foreign exchange loss of $0.8 million which is primarily an unrealized loss related to a depreciation in the value of our Canadian dollar funds from the previous period, when converted to our functional currency of U.S. dollars.

Gain on disposition of financial instrument

On March 4, 2016, Monsanto exercised its option to acquire 100% of the outstanding shares of our wholly-owned subsidiary, PADCo, as described above and paid us an exercise fee of $1.0 million.

Decrease in fair value of warrant liability

In conjunction with equity and debt financing transactions in 2011 and an equity private placement that closed on February 29, 2012, we issued warrants to purchase our common share. We are accounting for the warrants under the authoritative guidance on accounting for derivative financial instruments indexed to, and potentially settled in, a company’s own stock, on the understanding that in compliance with applicable securities laws, the registered warrants require the issuance of registered securities upon exercise and do not sufficiently preclude an implied right to net cash settlement. At each balance sheet date the warrants are revalued using the Black-Scholes model and the change in value is recorded in the consolidated statement of operations and comprehensive income (loss). In June 2016, the warrants from our 2011 debt financing expired and the fair value of unexercised warrants were recorded in decrease in fair value of warrant liability for the nine months ended September 30, 2016.

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

Income tax benefit

During the nine months ended September 30, 2016, we recorded an income tax benefit of $64.9 million due to the decrease in deferred tax liability resulting from the impairment charge we recorded in Q2 2016, as discussed above. During the nine months ended September 30, 2015, we recorded an income tax benefit of $15.2 million due to the decrease in deferred tax liability resulting from the estimated impairment charged recorded for our cyclophilin inhibitors program, OCB-030.

LIQUIDITY AND CAPITAL RESOURCES

The following table summarizes our cash flow activities for the periods indicated, in thousands:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Net loss for the period	$(19,595)	$(28,982)	$(165,469)	$(55,857)
Adjustments to reconcile net loss to net cash provided by operating activities	5,821	16,684	124,985	18,962
Changes in operating assets and liabilities	(938)	9,771	(2,579)	(1,273)
Net cash used in operating activities	(14,712)	(2,527)	(43,063)	(38,168)
Net cash provided by (used in) investing activities	(880)	(17,733)	(99,854)	9,486
Net cash provided by financing activities	76	116	637	143,895
Effect of foreign exchange rate changes on cash & cash equivalents	(824)	(5,972)	2,131	(6,311)
Net increase (decrease) in cash and cash equivalents	(16,340)	(26,116)	(140,149)	108,902
Cash and cash equivalents, beginning of period	42,970	207,205	166,779	72,187
Cash and cash equivalents, end of period	26,630	181,089	26,630	181,089

Since our incorporation, we have financed our operations through the sales of shares, units, debt, revenues from research and development collaborations and licenses with corporate partners, interest income on funds available for investment, and government contracts, grants and tax credits.

At September 30, 2016, we had an aggregate of $149.7 million in cash and cash equivalents and short-term investments as compared to an aggregate of $191.4 million in cash and cash equivalents and short and long-term investments at December 31, 2015.

For the nine months ended September 30, 2016, operating activities used $43.1 million in cash as compared to $38.2 million of cash used in the nine months ended September 30, 2015. The increase in cash used from operating activities is primarily related to an increase in our product portfolio and the supporting infrastructure and staff.

For the nine months ended September 30, 2016, investing activities used $100.0 million in cash as we acquired short-term investments.

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

Cash requirements / At September 30, 2016 we held $26.6 million in cash and cash equivalents and $123.1 million in short and long-term investments. We believe we have sufficient cash resources for at least the next 12 months. In the future, substantial additional funds will be required to continue with the active development of our pipeline products and technologies. In particular, our funding needs may vary depending on a number of factors including:

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

Material commitments for capital expenditures / In October 2016 we began work on the renovation of our newly leased Warminster, Pennsylvania facility. We have budgeted approximately $12.0 million in leasehold improvements and equipment purchases for this build-out.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

CONTRACTUAL OBLIGATIONS

Facility lease / On August 9, 2016, we signed a new lease agreement effective November 1, 2016, subsequently amended to October 7, 2016, to move our U.S. office to 701 Veterans Circle, Warminster, Pennsylvania. The new location has approximately 35,000 square feet of lab facilities and office space. The lease expires on April 30, 2027 for an estimated total lease and operating cost commitment of approximately $6.9 million. We also have the option of extending the lease for two 5-year terms.

The following table summarizes our contractual obligations as at September 30, 2016:

(in millions)	Payments Due by Period
	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years
Contractual Obligations
Facility lease	$9.5	$1.3	$3.6	$1.4	$3.3

IMPACT OF INFLATION

Inflation has not had a material impact on our operations.

RELATED PARTY TRANSACTIONS

We have not entered into any related party transactions in the periods covered by this discussion.

OUTSTANDING SHARE DATA

At October 31, 2016, we had 54,841,494 common shares issued and outstanding, outstanding options to purchase an additional 3,749,741 common shares and outstanding warrants to purchase an additional 201,000 common shares.

ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Other than the discussion below, there have been no material changes in our quantitative and qualitative disclosures about market risk from those disclosed in our Annual Report on the Form 10-K for the fiscal year ended December 31, 2015.

Interest rate risk

We are exposed to market risk related to changes in interest rates, which could adversely affect the value of our interest rate sensitive assets and liabilities. In addition to our warrant liability as disclosed in our Form 10-K, our liability-classified stock option awards are sensitive to interest rate changes due to their fair values being determined using the Black-Scholes model, which uses interest rate as an input. We have estimated the effects on our liability-classified stock option awards based on a one percentage point hypothetical adverse change in interest rates as of September 30, 2016. We determined the hypothetical fair value using the same Black-Scholes model, and determined that an increase in the interest rates of one percentage point would have had an immaterial change to our warrant liability, and liability-classified stock option awards as at September 30, 2016.

Foreign currency exchange risk

On January 1, 2016, our functional currency changed from the Canadian dollar to the U.S. dollar based on our analysis of changes in the primary economic environment in which we operate. We will continue to incur substantial expenses and hold cash and investment balances in Canadian dollars, and as such, will remain subject to risks associated with foreign currency fluctuations. As at September 30, 2016, an adverse change of one percentage point in the foreign currency exchange rates of Canadian to U.S. dollars would have resulted in an incremental loss of $0.5 million. We recorded foreign exchange gains of $2.2 million for the nine months ended September 30, 2016.

ITEM 4.      CONTROLS AND PROCEDURES

As of September 30, 2016, an evaluation of the effectiveness of our “disclosure controls and procedures” (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) was carried out by our management, with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO). Based upon this evaluation, the CEO and CFO have concluded that as of September 30, 2016, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission (the “Commission”) rules and forms and (ii) accumulated and communicated to the management of the registrant, including the CEO and CFO, to allow timely decisions regarding required disclosure.

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

No change in our internal control over financial reporting (as defined in Rules 13a–15(f) and 15d–15(f) under the Exchange Act) occurred during the three months ended September 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Acuitas Therapeutics Inc.
On August 29, 2016, Arbutus provided Acuitas with notice that Arbutus considered Acuitas to be in material breach of the cross-license agreement.  The cross-license agreement provides that it may be terminated upon any material breach by the other party 60 days after receipt of written notice of termination describing the material breach in reasonable detail.  On October 25, 2016, Acuitas filed a Notice of Civil Claim in the Supreme Court of British Columbia seeking an order that Arbutus perform its obligations under the Cross License Agreement, for damages ancillary to specific performance, injunctive relief, interest and costs.  We dispute Acuitas’ position; we will file our response within the time frame prescribed by the Court.

University of British Columbia (“UBC”)
Certain early work on lipid nanoparticle delivery systems and related inventions was undertaken at Inex Pharmaceuticals Inc. and assigned to the University of British Columbia (UBC). These inventions are licensed to us by UBC under a license agreement, initially entered in 1998 as amended in 2001, 2006 and 2007. We have granted sublicenses to these inventions to Alnylam.  Alnylam has in turn sublicensed these inventions back to us for discovery, development and commercialization of siRNA.
On November 10, 2014, the University of British Columbia filed a demand for arbitration against us, BCICAC File No.: DCA-1623.  We received UBC’s Statement of Claims on January 16, 2015.  In its Statement of Claims, UBC alleges that it is entitled to $3.5 million in allegedly unpaid royalties based on publicly available information, and an unspecified amount based on non-public information.  UBC also seeks interest and costs, including legal fees. We continue to dispute UBC’s allegation.  No dates have been scheduled for this arbitration.

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

ITEM 6.       EXHIBITS

See the Exhibit Index hereto.

SIGNATURES
   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 3, 2016.

TEKMIRA PHARMACEUTICALS CORPORATION

By:	/s/ Mark Murray
Mark Murray
President and Chief Executive Officer

EXHIBIT INDEX

Number	Description

10.1*†	Lease Agreement between Arbutus Biopharma, Inc. and ARE-PA Region No. 7, LLC dated August 9, 2016

10.2*†	First Amendment to Lease Agreement between Arbutus Biopharma, Inc. and ARE-PA Region No. 7, LLC dated October 7, 2016

10.3*	Acknowledgment of Commencement Date in connection with Lease Agreement between Arbutus Biopharma, Inc. and ARE-PA Region No. 7, LLC dated August 9, 2016 and as amended on October, 7, 2016

10.4*±	Termination and Severance Agreement between Arbutus Biopharma Corporation and Mark Kowalski, dated September 30, 2016

10.5*±	Termination and Severance Agreement between Arbutus Biopharma Corporation and Michael Abrams, dated September 30, 2016

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a14 or 15d14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the SarbanesOxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a14 or 15d14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the SarbanesOxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the SarbanesOxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the SarbanesOxley Act of 2002

101	Interactive Data Files
* Filed herewith.
† Confidential treatment has been requested for specific portions of this exhibit.
± Indicates a management contract or compensatory plan arrangement