Form 10-Q/A
period 2016-09-30
Arbutus Biopharma Corp
filed 2016-12-22
CIK 1447028

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

EXPLANATORY NOTE

Arbutus Biopharma Corporation (“Arbutus”) is filing this Amendment No. 1 (this "Amendment") to its quarterly report on Form 10-Q for the quarterly period ended September 30, 2016 (the "Original Form 10-Q"), which was filed with the Securities and Exchange Commission (the "SEC") on November 3, 2016, in response to comments from the SEC regarding a confidential treatment request made by Arbutus with respect to Exhibit 10.1 to the Original Form 10-Q, in order to re-file the agreement contained in Exhibit 10.1 and re-instate certain information previously redacted from such Exhibit.

Except as described above, no other changes have been made to the Original Form 10-Q.  This Amendment does not reflect events occurring after the date of the Original Form 10-Q or modifies or updates any of the other information contained in the Original Form 10-Q in any way other than as required to reflect the amendments discussed above. Accordingly, this Amendment should be read in conjunction with the Original Form 10-Q and Arbutus’ other filings with the SEC.

PART II. OTHER INFORMATION

Item 6.	Exhibits

See Exhibit Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on December 21, 2016.

ARBUTUS BIOPHARMA CORPORATION

By:	/s/ Bruce Cousins
Bruce Cousins
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

10.1††**	Lease Agreement between Arbutus Biopharma, Inc. and ARE-PA Region No. 7, LLC dated August 9, 2016

10.2††*	First Amendment to Lease Agreement between Arbutus Biopharma, Inc. and ARE-PA Region No. 7, LLC dated October 7, 2016

10.3*	Acknowledgment of Commencement Date in connection with Lease Agreement between Arbutus Biopharma, Inc. and ARE-PA Region No. 7, LLC dated August 9, 2016 and as amended on October, 7, 2016

10.4±*	Termination and Severance Agreement between Arbutus Biopharma Corporation and Mark Kowalski, dated September 30, 2016
10.5±*	Termination and Severance Agreement between Arbutus Biopharma Corporation and Michael Abrams, dated September 30, 2016

31.1**	Certification of Chief Executive Officer pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2**	Certification of Chief Financial Officer pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	Interactive Data Files

______________________
 * Previously Filed.
 ** Filed herewith.
 †† Confidential treatment has been requested as to portions of this exhibit.
± Indicates a management contract or compensatory plan arrangement