Form 10-K
period 2016-12-31
Arbutus Biopharma Corp
filed 2017-03-22
CIK 1447028

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☒             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2016
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of June 30, 2016, the last business day of the registrant's most recently completed second fiscal quarter, the approximate aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant was $190,692,659 (based on the closing price of $3.48 per share as reported on the NASDAQ Global Market as of that date).
As of March 14, 2017, the registrant had 55,023,207 Common Shares, no par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its 2017 Annual Meeting of Stockholders, which the registrant intends to file pursuant to Regulation 14A with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year end of December 31, 2016, are incorporated by reference into Part III of this Form 10-K.

ARBUTUS BIOPHARMA CORPORATION

Cautionary Note Regarding Forward-looking Statements
This annual report on Form 10-K contains forward-looking statements within the meaning of the Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, and forward looking information within the meaning of Canadian securities laws (collectively, “forward-looking statements”).
Forward-looking statements in this annual report include statements about Arbutus’ strategy, future operations, clinical trials, prospects and the plans of management; the composition and roles of the management team; Arbutus’ continued listing on NASDAQ; the effects of Arbutus’ products on the treatment of cancer, chronic Hepatitis B infection and other diseases; using a combination of HBV drug candidates to effect patient benefit and develop a potential cure; intervening at different points in the viral life cycle; evaluating combinations of two or more drug candidates in cohorts of patients with chronic HBV infection; conducting Phase III clinical trials intended to ultimately support regulatory filings for marketing approval; continuing to expand our HBV pipeline through internal development, acquisitions and in-licenses; the format and timing of the ARB-1467 Phase II multi-dosing study, including the expectation of additional phase II clinical data and the results of Cohort 4 in the first half of 2017; incorporating technological and product design advancements that may result in an improvement in safety and/or efficacy; the potential of ARB-1740 to be effective at lower clinical doses than ARB-1467; initiating a healthy volunteer study for AB-423 in 2017; continuing to explore opportunities to generate value from our LNP platform technology; TKM-ALDH inducing prolonged ethanol sensitivity that will enable it to overcome the compliance limitations associated with daily dosing; expecting top-line data from Alnylam’s patisiran APOLLO clinical trial in mid-2017, and an NDA filing for the program and MAA by the end of 2017; receiving up to $75 million from Alexion in the form of milestone payments, as well as single digit royalties; conducting technology development and providing manufacturing and regulatory support for the rapid advancement of Alexion’s mRNA product candidate; receiving low to mid-single digit royalties as Alnylam’s LNP-enabled products are commercialized; arbitration proceedings with the University of British Columbia in connection with alleged unpaid royalties; the expected return from strategic alliances, licensing agreements, and research collaborations; the expectation to see future changes in the fair value of our warrant liability; the plan to use March 2015 public offering proceeds to develop and advance product candidates through clinical trials, as well as for working capital and general corporate purposes; using the newly leased Warminster facility to expand our U.S. research and development activities; receiving payments for the Alnylam license agreement; royalty and milestone payments to Blumberg and Drexel under the license agreement; royalty and milestone payments to Enantigen’s stockholders; a potential exclusive, royalty bearing, worldwide license with Blumberg; having sufficient cash resources for at least the next 12 months; milestone payments and royalties to Arcturus under the license agreement; when we will adopt recent accounting updates, and the expected impact; Arbutus’ intent to retain earnings, if any, to finance the growth and development of their business and not to pay dividends or to make any other distributions in the near future; statements with respect to revenue and expense fluctuation and guidance; predicted tax treatment; remediating the identified material weakness in internal control over financial reporting in a timely manner, including establishing a more comprehensive schedule for management review and control over critical inputs to the intangible asset impairment valuation model; and the quantum and timing of potential funding.
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

PART I
1. Business

 Overview

We are a publicly traded (Nasdaq: ABUS) therapeutic solutions company dedicated to discovering, developing and commercializing a cure for patients suffering from chronic Hepatitis B virus (HBV) infection. To pursue our strategy of developing a curative combination regimen, we have assembled an HBV pipeline consisting of multiple drug candidates with differing and complementary mechanisms of action.

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

Given the biology of HBV (as shown in the graphic below), we believe combination therapies are the key to HBV treatment and a potential cure, and development can be accelerated when multiple components of a combination therapy regimen are controlled by the same company.

HBV Focused Product Pipeline

Our product pipeline, like our business, is focused on finding a cure for chronic HBV infection, with the objective of developing a suite of products that intervene at different points in the viral life cycle, and have the potential to reactivate the host immune system. Given our strong scientific and research capabilities in-house, we are able to conduct preclinical combination studies to evaluate combinations of our proprietary pipeline candidates. Once compounds within the portfolio with sufficient activity have been identified, we intend, subject to discussions with regulatory authorities, to evaluate combinations of two or more drug candidates in cohorts of patients with chronic HBV infection. We expect to use these results to adaptively design additional treatment regimens for the next cohorts. We also plan to evaluate different treatment durations to determine the optimal finite duration of therapy. We plan to continue this iterative process until we select combination therapy regimens and treatment durations to conduct Phase III clinical trials intended to ultimately support regulatory filings for marketing approval. Our pipeline of HBV product candidates includes:

Stage of Development
Candidate
IND Enabling
Phase I
Phase II
ARB-1467
RNAi 1.0
ARB-1740
RNAi 2.0
AB-423
Core/Capsid Inhibitor

Research programs include:

- Next generation capsid inhibitors
- Oral s-antigen (HBsAg) inhibitors
- GalNAc delivered RNAi agents
- cccDNA targeting agents
- Checkpoint inhibitors

We intend to continue to expand our HBV pipeline through internal development, and possibly acquisitions and in-licenses. We also have a research collaboration agreement with the Baruch S. Blumberg Institute that provides exclusive rights to in-license any intellectual property generated through the collaboration. For more information about this agreement please refer to the “Strategic Alliances, Licensing Agreements, and Research Collaborations” section of this annual report on Form 10-K below.

RNAi 1.0 (ARB-1467)

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

Our lead RNAi HBV candidate, ARB-1467, is designed to eliminate HBsAg expression in patients chronically infected with HBV. Reducing HBsAg is thought to be a key prerequisite to enable a patient’s immune system to raise an adequate immune response against the virus. The ability of ARB-1467 to inhibit numerous viral elements in addition to HBsAg increases the likelihood of affecting the viral infection. ARB-1467 is being developed as a multi-component (3-trigger) RNAi therapeutic that simultaneously targets three sites on the HBV genome, including the HBsAg coding region. Targeting three distinct and highly conserved sites on the HBV genome is intended to facilitate potent knockdown of all viral mRNA transcripts and viral antigens across a broad range of HBV genotypes and reduce the risk of developing antiviral resistance.

ARB-1467 results in potent and rapid reduction in HBsAg in several preclinical models. In these models, ARB-1467 treatment resulted in reductions in both intrahepatic and serum HBsAg, as well as reductions in HBV DNA, cccDNA, Hepatitis B e antigen (HBeAg) and Hepatitis B c antigen (HBcAg). A rapid 1 log reduction in serum HBsAg was achieved with a single 1 mg/kg dose of ARB-1467 in the humanized mouse model. 1-2 log viral reductions from similar single-dose Lipid Nanoparticle (LNP) treatments in two other true-infection animal models were also demonstrated. Preclinical studies conducted on infected primary human hepatocytes showed that ARB-1467 had robust and consistent activity against different viral strains representing the major clinical genotypes A, B, C and D. Our data shows that inclusion of three RNAi triggers results in a more broadly effective knockdown of hepatitis B viral elements than a single trigger alone. The mode of action of ARB-1467 complements standard of care nucleoside/nucleotide (NUC) therapy, and lack of drug antagonism has been demonstrated with entecavir, lamivudine and tenofovir on infected primary human hepatocytes, making combination therapy a viable option.

ARB-1467 was evaluated in a Phase I randomized, single-blind, placebo-controlled clinical study to assess the safety, tolerability and pharmacokinetics of intravenous administration of single ascending doses of the product in healthy adult subjects. Steroid premedication was added to the Phase I protocol and no dose limiting toxicities were seen through 0.4mg/kg, the highest dose tested in Phase I. Following the completion of the Phase I clinical trial, ARB-1467 was advanced to a Phase II clinical trial in chronically infected HBV patients.

The Phase II trial is a multi-dose study in chronic HBV patients who are also receiving nucleot(s)ide analog therapy. The trial initially consisted of three cohorts, with additional cohorts planned. Cohorts 1 to 3 enroll eight subjects; six receiving three monthly doses of ARB-1467, and two receiving placebo. The first two cohorts include HBeAg- patients, followed by a third cohort in HBeAg+ patients. ARB-1467 is administered at 0.2 mg/kg and 0.4 mg/kg in the HBeAg- cohorts (Cohorts 1 and 2), and at 0.4 mg/kg in the HBeAg+ cohort (Cohort 3). We have added a fourth cohort (Cohort 4) to evaluate bi-weekly multi-dosing of ARB-1467 in twelve HBeAg- patients.

ARB-1467 Phase II Clinical Design

We announced interim results from the Phase II trial based on single dose and multi-dose administration of ARB-1467 in Cohorts 1 and 2 in the second half of 2016, demonstrating significant, and step-wise, additive reductions in serum HBsAg levels. A large portion of the patients (3/5) treated with three monthly doses of 0.4 mg/kg ARB-1467 demonstrated HBsAg reductions of at least 1 log.

ARB-1467 Multi-dose Cohort 1 and 2 Data

0.30
0.20
0.10
0.00
-0.10
-0.20
-0.30
-0.40
-0.50
-0.60
-0.70
-0.80
-0.90
-1.00
-1.10
-1.20
HBsAg Log IU/mL
1*
15
29*
57*
64
71
85
Days
ARB-001467 (0.2 mg/kg)
ARB-001467 (0.4 mg/kg)
Placebo

*Dosing Day

Treatment with ARB-1467 has been generally well tolerated in this study to date. The initiation of Cohorts 2 and 3, which both utilized the 0.4 mg/kg dose, occurred after an independent safety committee review of the previous cohort(s) safety data. Final data from Cohorts 1-3 is expected in the first half of 2017. In addition, we have added Cohort 4 to evaluate bi-weekly dosing or ARB-1467 and results are expected in the second half of 2017.

RNAi 2.0 (ARB-1740)

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

We presented ARB-1740 preclinical data at the 2016 American Association for the Study of Liver Diseases (AASLD) Liver meeting in November 2016. In our poster titled "Development of Second Generation RNA Interference Therapy for Hepatitis B Virus Infection", we showed that ARB-1740 (a pan-genotypic second-generation siRNA therapeutic) suppresses multiple elements of HBV including: HBsAg, HBeAg, DNA, core antigen, and all RNAs including the HBx transcript, as demonstrated in vivo. ARB-1740 also shows significant potency advantages compared to ARB-1467 as well as an extended duration of action. ARB-1740 complements standard-of-care NUC and inhibits NUC-resistant virus variants.

The Phase II trial is a multi-dose study in HBeAg- chronic HBV patients who are also receiving nucleot(s)ide analog therapy. The trial consists of three cohorts that enroll ten subjects; eight receiving three monthly doses of ARB-1740, and two receiving placebo. The first cohort includes HBV-DNA+ patients, followed by two cohorts in virally suppressed (HBV-DNA-) patients. ARB-1740 is administered at 0.05 mg/kg in Cohort 1, 0.1 mg/kg in Cohort 2, and 0.2 mg/kg in Cohort 3.

ARB-1740 Phase II Clinical Design
We have initiated a multi-dosing Phase II clinical study of ARB-1740 in chronically infected HBV patients, and plan to announce data from this study in the second half of 2017.

Core Protein/ Capsid Assembly Inhibitor (AB-423)

HBV core protein, or capsid, is required for viral replication and core protein may have additional roles in cccDNA function. Current nucleot(s)side analog therapy significantly reduces HBV DNA levels in the serum but HBV replication continues in the liver, thereby enabling HBV infection to persist. Effective therapy for patients requires new agents which will effectively block viral replication. We are developing core protein inhibitors (also known as capsid assembly inhibitors) as oral therapeutics for the treatment of chronic HBV infection. By inhibiting assembly of the viral capsid, the ability of the hepatitis B virus to replicate is impaired, resulting in reduced cccDNA levels.

We presented AB-423 preclinical data at the European Association of the Study of the Liver (EASL) in April 2016 and the AASLD meeting in November 2016 in an oral presentation titled "The HBV Capsid inhibitor AB-423 Exhibits a Dual Mode of Action and Displays Additive/Synergistic Effects in In Vitro Combination Studies". In our presentation we showed that AB-423 is a pan-genotypic, HBV selective agent with a dual mechanism of action. It inhibits pgRNA encapsidation resulting in potent and highly selective inhibition of HBV replication. AB-423 also inhibits cccDNA formation via inhibition of the capsid uncoating step. Combination of AB-423 with ARB-1467 results in additive or synergistic activity compared to each agent alone. Furthermore, in an oral presentation titled "Exploring Combination Therapy for Curing HBV: Preclinical Studies with Capsid Inhibitor AB-423 and a siRNA Agent, ARB-1740", we demonstrate that a combination of AB-423 with ARB-1740 shows synergistic activity against HBV rcDNA in vitro, as well as inhibition of HBV DNA and serum HBsAg in in vivo models. Triple combinations consisting of AB-423+ARB-1740 with ETV or PegIFN provide the greatest reduction in serum HBV DNA. ARB-1740 further increases host response when added to AB-423+PegIFN, and supports the hypothesis that HBV antigen removal may promote immune recognition and viral clearance.

We are advancing the development of AB-423 starting with a Phase I clinical trial in healthy volunteers.

In addition to AB-423, our core protein/capsid assembly inhibitor discovery effort is active and ongoing and has already generated promising back-up compounds.

Research Programs

In addition to our clinical candidates, we have a number of research programs aimed at discovery and development of proprietary HBV candidates with different and complementary mechanisms of action. These programs include oral surface antigen (HBsAg) inhibitors, cccDNA targeting agents and immunomodulators.

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

Arbutus' LNP Technology

A
B
C
D
E
PEG Lipid A
Amino Lipid B
Structural Lipid C
Cholesterol D
Nucleic Acid E

Ongoing Advancements in LNP Technology

Our LNP technology represents the most widely adopted delivery technology in RNAi, which has enabled several clinical trials and has been administered to hundreds of human subjects. We are the leaders in LNP delivery and hold a dominant intellectual property position in this field. We have applied our extensive technical expertise and clinical experience gained from our LNP-based programs to further advance our platform technology and its broad application to mRNA delivery. We presented in vivo at the 32nd Annual Meeting of the Japan Society of Drug Delivery System in June 2016, showing potent LNP-enabled delivery of mRNA with very high and persistent expression levels.

In March 2017, we signed a licensing agreement with Alexion (see Strategic Alliances, Licensing Agreements, and Research Collaborations) and continue to explore opportunities to generate further value from our LNP platform technology, which is well suited to delivery therapies based on RNAi, mRNA, and gene editing constructs. We have also made progress in developing a proprietary N-Acetylgalactosamine (GalNAc) conjugate technology to enable subcutaneous delivery of an RNAi therapeutic targeting hepatitis B surface antigen and/or other HBV targets.

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

Oncology (TKM-PLK1)

Our oncology product platform, TKM-PLK1, targets PLK1, a protein involved in tumor cell proliferation and a validated oncology target. Inhibition of PLK1 expression prevents the tumor cell from completing cell division, resulting in cell cycle arrest and death of the cancer cell. Evidence that patients with elevated levels of PLK1 in their tumors exhibit poorer prognosis and survival rates has been documented in the medical literature. TKM-PLK1 was being evaluated in the following oncology indications where there are limited or ineffective therapies available: Gastrointestinal Neuroendocrine Tumors (GI-NET), Adrenocortical Carcinoma (ACC) and Hepatocellular Carcinoma (HCC). This program is available for partnership to enable further development.

TKM-PLK1: GI-NET and ACC

GI-NET is the gastrointestinal subset of neuroendocrine tumors with an estimated U.S. prevalence of 55,000 individuals and the U.S. National Cancer Institute indicates there are approximately 500 patients in the U.S. with ACC. The Phase I/II clinical trial with TKM-PLK1 enrolled patients with advanced GI-NET or ACC. This multi-center, single arm, open label study was designed to measure efficacy using RECIST criteria for GI-NET patients and ACC patients as well as evaluate the safety, tolerability and pharmacokinetics of TKM-PLK1 in a population of 63 subjects with advanced solid tumors, including 15 subjects with GI-NET. TKM-PLK1 was administered weekly with each four-week cycle consisting of three once-weekly doses followed by a rest week. In the GI-NET population, one subject, a "remarkable responder" had a maximal 61.1% decrease in target tumor at cycle 2. This subject remained on-study for 10 cycles and the partial tumor response (PR) was stable throughout this period. Twelve of 13 evaluable subjects had a best response of stable disease (SD) or PR. Duration of SD/PR ranged from two to 14 cycles. In the ACC population one subject, a "remarkable responder" had a maximal 48.7% decrease in target tumor at cycle 14. After 18 cycles, the residual tumor was resected and histopathology showed near-complete necrosis, at which time the subject discontinued the study. Five of eight evaluable subjects had a best response of SD or PR. Duration of SD/PR ranged from two to 18 cycles. Therapy with TKM-PLK1 was received for up to 18 months and was generally well tolerated by the majority of subjects. The TKM-PLK1 GI-NET/ACC trial has concluded.

TKM-PLK1: HCC

In June 2014, we initiated another Phase I/II clinical trial with TKM-PLK1, enrolling patients with advanced HCC. Patient dosing has commenced and we have completed the dose escalation portion of this trial. This Phase I/II clinical trial is a multi-center, single arm, open label dose escalation study designed to evaluate the safety, tolerability and pharmacokinetics of TKM-PLK1 as well as determine the maximum tolerated dose in patients with advanced inoperable HCC. It includes a preliminary assessment of the anti-tumor activity of TKM-PLK1 in this patient population. In August 2015 we announced initiation of patient dosing in the expansion cohort of the clinical trial at multiple sites in Canada, the United States and Asia, and have since completed this study. Topline results from this study show that TKM-PLK1 was well-tolerated at a dose of 0.6 mg/kg, 51% of subjects showed overall stable disease (SD) according to RECIST criteria, 22% of subjects showed an overall partial response (PR) according to Choi response criteria, and tumor density was reduced by up to 59%.

Other Infectious Diseases (TKM-Ebola and TKM-Marburg)

We have suspended further development of our RNAi product candidates targeting filoviruses Ebola and Marburg. In December 2014, the U.S. Congress amended the FDA Priority Review Voucher (PRV) Program Act to add filoviruses as a candidate for a PRV. These programs are available for partnership to enable further development.

TKM-Ebola-Kikwit has been developed under a $140 million contract with the U.S. Department of Defense (DoD) awarded in July 2010. Given the unclear development path for TKM-Ebola, development activities have been suspended and the contract with the DoD has been terminated. TKM-Ebola-Kikwit completed the single ascending dose portion of the Phase I clinical trial in healthy human volunteers. Results demonstrated that administration of the TKM-Ebola-Kikwit therapeutic, in the absence of any steroid containing pre-medication, was well-tolerated at a dose level of 0.3 mg/kg, the maximum tolerated dose. We have several publications related to our Ebola and Marburg RNAi therapeutic candidates. Efficacy results obtained with TKM-Ebola-Kikwit and TKM-Ebola-Makona demonstrated up to 100% protection from an otherwise lethal dose of the virus. We have also published data demonstrating complete protection of non-human primates against the lethal Marburg-Angola strain, (Thi EP., et al.; Science Translational Medicine, Aug 2014).

Metabolic Disorders (TKM-HTG)

TKM-HTG is a multi-component RNAi therapeutic that simultaneously targets a combination of genes expressed in the liver, which are known to play a significant role in triglyceride metabolism. High triglyceride levels are medically linked to increased risk of cardiovascular disease, fatty liver disease, insulin resistance and pancreatitis. Approximately one million adults in the US and 18 million worldwide suffer from severe HTG. (NHANES 2003-2004 data). Another patient group affected by HTG are those with Familial Chylomicronemia Syndrome (FCS), which is a very rare hereditary condition affecting an estimated 1:1,000,000 people (www.fcs.raredr.com). Additionally, 35% of patients with Type 2 Diabetes (T2D) suffer from mixed hyperlipidemia which is a combination of elevated cholesterol and high triglycerides. With underlying T2D, these patients are at considerable risk from cardiovascular disease. This program is available for partnership to enable further development.

Alcohol Use Disorder (TKM-ALDH)

TKM-ALDH is designed to knockdown or silence aldehyde dehydrogenase (ALDH) to induce long term acute sensitivity to ethanol, for use in severe alcohol use disorder. Aldehyde dehydrogenase is a key enzyme in ethanol metabolism. Inhibition of ALDH activity, through the silencing of ALDH, results in the build-up of acetaldehyde leading to adverse physiological effects. Human proof of concept for ALDH inhibition already exists in the form of the approved drug disulfiram. However, disulfiram’s efficacy is compromised by poor compliance because it has to be taken daily. We believe TKM-ALDH will induce prolonged ethanol sensitivity that will enable it to overcome the compliance limitations associated with daily dosing. This program is available for partnership to enable further development.

Partner Programs

Patisiran (ALN-TTR02)

Alnylam Pharmaceuticals, Inc., or Alnylam, has a license to use our intellectual property to develop and commercialize products and may only grant access to our LNP technology to its partners if it is part of a product sublicense. Alnylam’s license rights are limited to patents that we have filed, or that claim priority to a patent that was filed, before April 15, 2010. Alnylam's patisiran (ALN-TTR02) program represents the most clinically advanced application of our LNP delivery technology, and results demonstrate that multi-dosing with our LNP has been well-tolerated with treatments out to 25 months.

Patisiran is Alnylam`s most advanced investigational RNAi therapeutic in development and is undergoing evaluation in an ongoing APOLLO Phase III clinical trial, which initiated in November 2013. Patisiran is an RNAi therapeutic targeting transthyretin (TTR) for the treatment of TTR-mediated amyloidosis (ATTR) in patients with FAP. In September 2015, Alnylam reported evidence of reduced pathogenic, misfolded TTR monomers and oligomers in TTR-mediated amyloidosis patients with FAP, and in November 2015 it reported that patisiran demonstrates continued evidence for potential halting of neuropathy progression and improvement in nerve fiber density in patients with FAP.

Top-line data from the APOLLO clinical trial are expected in mid-2017. Assuming a positive outcome, new drug application (NDA) filing for this program and marketing authorization application (MAA) are expected by the end of 2017. We are entitled to low to mid-single-digit royalty payments escalating based on sales performance as Alnylam’s LNP-enabled products are commercialized.

Marqibo®
Marqibo®, originally developed by Arbutus, is a novel, sphingomyelin/cholesterol liposome-encapsulated formulation of the FDA-approved anticancer drug vincristine. Marqibo’s approved indication is for the treatment of adult patients with Philadelphia chromosome-negative acute lymphoblastic leukemia (Ph-ALL) in second or greater relapse or whose disease has progressed following two or more lines of anti-leukemia therapy. Our licensee, Spectrum Pharmaceuticals, Inc. (Spectrum), launched Marqibo through its existing hematology sales force in the United States. Spectrum has ongoing trials evaluating Marqibo in three additional indications, which are: first line use in patients with Philadelphia Negative Acute Lymphoblastic Leukemia (Ph-ALL), Pediatric ALL and Non-Hodgkin’s lymphoma. We are receiving mid-single digit royalty payments based on Marqibo’s commercial sales.

DCR-PH1
In November 2014, we signed a licensing and collaboration agreement with Dicerna Pharmaceuticals, Inc. to utilize our LNP delivery technology exclusively in Dicerna's primary hyperoxaluria type 1 (DCR-PH1) development program. Data from the DCR-PH1-102 clinical trial, in which 21 subjects were randomized to receive DCR-PH1 at doses of 0.005, 0.015 and 0.05 mg/kg or placebo, showed an increase in urine glycolate levels, a biomarker of DCR-PH1 treatment activity, in the top two DCR-PH1 dosing groups. In September 2016, Dicerna announced the discontinuation of its DCR-PH1 program. We terminated the agreement with Dicerna in November 2016.  More information about our licensing agreement with Dicerna can be found under the “Strategic Alliances, Licensing Agreements, and Research Collaborations” section of this report.

Strategic Alliances, Licensing Agreements, and Research Collaborations

Alexion Pharmaceuticals, Inc.

On March 16, 2017, we signed an agreement with Alexion Pharmaceuticals, Inc. (Nasdaq:ALXN) to license our LNP technology for exclusive use in one of Alexion’s rare disease programs. Alexion will use our LNP to deliver messenger RNA (mRNA). Under the terms of the license agreement, Alexion will pay Arbutus $7.5 million upfront, and payments of up to $75 million for achievement of development, regulatory, and commercial milestones, as well as single digit royalties. In addition, Arbutus will conduct technology development and provide manufacturing and regulatory support for the rapid advancement of Alexion’s mRNA product candidate.

Acuitas Therapeutics Inc.

Consistent with the terms of the settlement agreement signed in November 2012, we finalized and entered a cross-license agreement with Acuitas Therapeutics Inc., or Acuitas in December 2013. The terms of the cross-license agreement provide Acuitas with access to certain of our earlier IP generated prior to mid-April 2010 in the fields of gene replacement therapy and antisense. Acuitas may only grant access to our LNP technology to its partners if it is part of a product sublicense. At the same time, the terms provide us with certain access to Acuitas’ technology and licenses in the RNAi field, along with a percentage of each milestone and royalty payment with respect to certain products. Acuitas has agreed that it will not compete in the RNAi field for a period of five years, ending in November 2017. On August 29, 2016, Arbutus provided Acuitas with notice that Arbutus considered Acuitas to be in material breach of the cross-license agreement. On February 8, 2017, the Supreme Court of British Columbia granted our request for a pre-trial injunction against Acuitas, preventing Acuitas from entering into any new sublicensing agreements. Please refer to "Item 3. Legal Proceedings" for additional information.

Alnylam Pharmaceuticals, Inc.
Alnylam has a license to use our IP to develop and commercialize products and may only grant access to our LNP technology to its partners if it is part of a product sublicense. Alnylam’s license rights are limited to patents that we have filed, or that claim priority to a patent that was filed, before April 15, 2010. Alnylam does not have rights to our patents filed after April 15, 2010 unless they claim priority to a patent filed before that date. Alnylam will pay low single digit royalties as Alnylam’s LNP-enabled products are commercialized. Please refer to "Item 3. Legal Proceedings" for additional information.

Merck & Co., Inc. and Alnylam License Agreement

As a result of the settlement between Protiva Biotherapeutics, Inc. (Protiva), and Merck & Co., Inc. in 2008, we acquired a non-exclusive royalty-bearing world-wide license agreement with Merck. Under the license, Merck will pay up to $17 million in milestones for each product they develop covered by our IP, except for the first product for which Merck will pay up to $15 million in milestones, and will pay royalties on product sales. Merck’s license rights are limited to patents that Protiva filed, or that claim priority to one of Protiva’s patents that was filed, before October 9, 2008. Merck does not have rights to Protiva patents filed after October 9, 2008 unless they claim priority to a patent filed before that date. On March 6, 2014, Alnylam announced that they acquired all RNAi related assets and licenses from Merck, which included our license agreement.

Dicerna Pharmaceuticals, Inc.

In November 2014, we signed a licensing agreement and a development and supply agreement with Dicerna to license our third generation LNP delivery technology for exclusive use in Dicerna's PH1 development program (DCR-PH1). Dicerna's product incorporates its DsiRNA molecule, for the treatment of PH1, a rare, inherited liver disorder that often results in kidney failure and for which there are no approved therapies. Under the agreements, Dicerna paid Arbutus $2.5 million upfront with $22 million in aggregate in potential development milestones, plus a mid-single-digit royalty on future PH1 sales. This partnership also included a supply agreement under which we would provide clinical drug supply and regulatory support for the rapid advancement of this product candidate. Dicerna announced the discontinuation of its DCR-PH1 program in September 2016, and we terminated the agreement with Dicerna in November 2016.

Monsanto Company

In January 2014, we signed an Option Agreement and a Service Agreement with Monsanto Company, or Monsanto, and granted Monsanto an option to obtain a license to use our proprietary LNP delivery technology. Following the completion of the Phase A extension period in October 2015, no further research activities were conducted under the arrangement, as Monsanto did not elect to proceed to Phase B of the research plan. On March 4, 2016, Monsanto exercised its option to acquire 100% of the outstanding shares of Protiva Agricultural Development Company Inc., or PADCo, and PADCo is no longer an indirect wholly owned subsidiary of us. In connection with Monsanto’s exercise of its option, on March 4, 2016, we entered into an amended Option Agreement. We also entered into an amended Service Agreement on March 4, 2016 to give effect to the grant back to Protiva of new intellectual property created by Monsanto in connection with the exercise of its option. In addition, we entered into an amended License and Services Agreement to recognize Monsanto’s early exercise of option before Protiva’s completion of Phases B and C, and introduce a new Technology Transfer Completion Criteria through the amended Option Agreement.

Spectrum Pharmaceuticals, Inc.
In September 2013, we announced that our licensee, Spectrum, had launched Marqibo® through its existing hematology sales force in the United States. Since then commercial sales have occurred. Arbutus is receiving mid-single digit royalty payments based on Marqibo®’s commercial sales. Marqibo®, which is a novel sphingomyelin/cholesterol liposome-encapsulated formulation of the FDA-approved anticancer drug vincristine, was originally developed by Arbutus. We out-licensed the product to Talon Therapeutics in 2006, and in July 2013, Talon was acquired by Spectrum. Marqibo®’s approved indication is for the treatment of adult patients with Philadelphia chromosome-negative acute lymphoblastic leukemia (Ph-ALL) in second or greater relapse or whose disease has progressed following two or more lines of anti-leukemia therapy. Spectrum has ongoing trials evaluating Marqibo® in three additional indications, which are: first line use in patients with Ph-ALL, Pediatric ALL and Non-Hodgkin’s lymphoma.

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

University of British Columbia

Certain early work on lipid nanoparticle delivery systems and related inventions was undertaken at the University of British Columbia, or UBC. These inventions are licensed to us by UBC under a license agreement, initially entered in 1998 as amended in 2001, 2006 and 2007. We have granted sublicenses under the UBC license to Alnylam as well as to Spectrum (Talon Therapeutics Inc., acquisition). Alnylam has in turn sublicensed back to us under the licensed UBC patents. In mid-2009, we and our subsidiary Protiva entered into a supplemental agreement with UBC, Alnylam and Acuitas Technologies, Inc., in relation to a separate research collaboration to be conducted among UBC, Alnylam and Acuitas to which we have license rights. The settlement agreement signed in late 2012 to resolve the litigation among Alnylam, Acuitas, Arbutus and Protiva provided for the effective termination of all obligations under such supplemental agreement as between and among all litigants.

On November 10, 2014, the University of British Columbia filed a demand for arbitration against Arbutus Biopharma Corp., BCICAC File No.: DCA-1623. We received UBC’s Statement of Claims on January 16, 2015. In its Statement of Claims, UBC alleges that it is entitled to $3.5 million in allegedly unpaid royalties based on publicly available information, and an unspecified amount based on non-public information. UBC also seeks interest and costs, including legal fees. Arbutus filed its Statement of Defense to UBC’s Statement of Claims on April 27, 2015, denying that UBC is entitled to any unpaid royalties. Arbutus also filed a Counterclaim involving a patent application that Arbutus alleges UBC wrongly licensed to a third party rather than to Arbutus. Arbutus seeks any license payments for said application, and an exclusive worldwide license to said application. The proceeding has been bifurcated into phases, beginning with a liability phase, addressing UBC’s Claims and Arbutus’ Counterclaim, that is presently set for hearing from June 19-30, 2017. Please refer to "Item 3. Legal Proceedings" for additional information.

Cytos Biotechnology Ltd
On December 30, 2014, Arbutus Inc., our wholly owned subsidiary, entered into an exclusive, worldwide, sub-licensable (subject to certain restrictions with respect to licensed viral infections other than hepatitis) license to six different series of compounds from Cytos Biotechnology Ltd., or Cytos. The licensed compounds included Qbeta-derived virus-like particles that encapsulate TLR9, TLR7 or RIG-I agonists that may or may not be conjugated with antigens from the hepatitis virus or other licensed viruses. In partial consideration for this license, we would pay Cytos up to a total of $67 million for each of the six licensed compound series upon the achievement of specified development and regulatory milestones; for hepatitis and each additional licensed viral infection, up to a total of $110 million upon the achievement of specified sales performance milestones; and tiered royalty payments in the high-single to low-double digits, based upon the proportionate net sales of licensed products in any commercialized combination. In August 2016, we discontinued the TLR9 development program based on significant levels of research and analysis, and provided notice of termination of the license agreement with Cytos.  This termination became effective in November 2016.

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

Research Collaboration and Funding Agreement with Blumberg

In October 2014, Arbutus Inc. entered into a research collaboration and funding agreement with Blumberg under which the Company will provide $1,000,000 per year of research funding for three years, renewable at the Company’s option for an additional three years, for Blumberg to conduct research projects in HBV and liver cancer pursuant to a research plan to be agreed upon by the parties. Blumberg has exclusivity obligations to Arbutus with respect to HBV research funded under the agreement. In addition, the Company has the right to match any third party offer to fund HBV research that falls outside the scope of the research being funded under the agreement. Blumberg has granted the Company the right to obtain an exclusive, royalty bearing, worldwide license to any intellectual property generated by any funded research project. If the Company elects to exercise its right to obtain such a license, the Company will have a specified period of time to negotiate and enter into a mutually agreeable license agreement with Blumberg. This license agreement will include the following pre-negotiated upfront, milestone and royalty payments: an upfront payment in the amount of $100,000; up to $8,100,000 upon the achievement of specified development and regulatory milestones; up to $92,500,000 upon the achievement of specified commercialization milestones; and royalties at a low single to mid-single digit rates based upon the proportionate net sales of licensed products from any commercialized combination.

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

NeuroVive Pharmaceutical AB

In September 2014, Arbutus Inc., our wholly owned subsidiary, entered into a license agreement with NeuroVive that granted them an exclusive, worldwide, sub-licensable license to develop, manufacture and commercialize, for the treatment of HBV, oral dosage form sanglifehrin based cyclophilin inhibitors (including OCB-030).

In 2015, we discontinued the OCB-030 development program based on significant research and analysis. In July 2016, we provided NeuroVive with a notice of termination of the license agreement. The parties agreed to terminate the agreement in October 2016.

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

In addition to our proprietary expertise, we own a portfolio of patents and patent applications directed to HBV cccDNA formation inhibitors, HBV core/capsid protein assembly inhibitors, HBV surface antigens secretion inhibitors, HBV cccDNA epigenetic modifiers, STING agonists, LNP inventions, LNP compositions for delivering nucleic acids such as mRNA and siRNA, the formulation and manufacture of LNP-based pharmaceuticals, chemical modification of RNAi molecules, and RNAi drugs and processes directed at particular disease indications. A large number of patent applications filed with the US and European Patent Offices have been granted. In the US our patents might be challenged by interference or opposition proceedings. In Europe, upon grant, a period of nine months is allowed for notification of opposition to such granted patents.  If our patents are subjected to interference or opposition proceedings, we would incur significant costs to defend them. Further, our failure to prevail in any such proceedings could limit the patent protection available to our therapeutic HBV programs or RNAi platform, including our product candidates.

We have a portfolio of approximately 121 patent families, in the U.S. and abroad, that are directed to our therapeutic HBV product candidates and various aspects of LNPs and LNP formulations. The portfolio includes over 100 issued patents throughout the world, and an extensive portfolio of pending patent applications, including the following patents and applications in the United States and Europe (1):

Subject Matter	Status	Expiration Date*
LNP Compositions and Methods of Use (siRNA)	U.S. Pat. No. 7,982,027; applications pending in other jurisdictions	2024
LNP Compositions (interferingRNA)	U.S. Pat. No. 7,799,565; patents issued in other jurisdictions	2025
LNP Compositions (Nucleic Acid)	U.S. Pat. Nos. 8,058,069; 8,492,359 and 8,822,668; applications pending in other jurisdictions	2029
LNP Compositions and Methods of Use (PLK-1)	U.S. Pat. No.8,283,333; applications pending in other jurisdictions	2030
LNP Compositions (Nucleic Acid)	U.S. Pat. No. 9,006,417	2031
LNP Manufacturing Process	U.S. Pat. Nos. 7,901,708 and 8,329,070; European Pat. Nos. 1519714 and 2338478; application pending in the U.S.	2023
LNP Manufacturing Process	U.S. Pat. No. 9,005,654; application pending in Europe	2026
Lipid Compositions	U.S. Pat. No. 7,745,651; European Pat. No. 1781593; application pending in the U.S.	2025
Lipid Compositions	U.S. Pat. Nos. 7,803,397 and 8,936,942; European Pat. No. 1664316	2024
Modified siRNA Compositions	U.S. Pat. Nos. 8,101,741, 8,188,263 and 9,074,208; applications pending in other jurisdictions	2026
Modified siRNA Compositions	U.S. Pat. No. 7,915,399	2027
siRNA and LNP Compositions (Ebola Virus)	U.S. Pat. No. 7,838,658	2026
siRNA and LNP Compositions and Methods of Treatment (Ebola Virus)	U.S. Pat. No. 8,716,464	2030
siRNA and LNP Compositions (PLK1)	U.S. Pat. No. 9,006,191; European Pat. No. 2238251	2028
Immunostimulatory Compositions, Methods of Use and Production	U.S. Pat. No. 8,691,209; European Pat. No. 1450856	2022
siRNA and LNP Compositions (HBV)	Patent applications pending in U.S. and other jurisdictions	2035
HBV Capsid Assembly Inhibitor Compositions and Methods of Treatment	Patent applications pending in U.S. and other jurisdictions	2032
Non-Liposomal Systems For Nucleic Acid Delivery	U.S. Pat. No. 9,518,272	2031
Lipid Compositions For Nucleic Acid Delivery	U.S. Pat. No. 9,504,651	2023

(1)	Patent information current as of February 7, 2017.
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

Scientific Advisers

We seek advice from our scientific advisory board, which consists of a number of leading scientists and physicians, on scientific and medical matters. The current members of our scientific advisory board are:

Name	Position(s)/Institutional Affiliation(S)
Adrian Di Bisceglie, MD	Professor of Internal Medicine and Chairman of the Department of Medicine at St Louis University , St Louis University School of Medicine, Chief of Hepatology
Charlie Rice, Ph.D.	Maurice and Corinne Greenberg Professor in Virology, Rockefeller University
Scott Biller, Ph.D.	Chief Scientific Officer at Agios Pharmaceuticals
Ulrike Protzer, Ph.D.	Director, Institute of Virology, Technische Universität München / Helmholtz Zentrum München - German Center for Environmental Health
Fabien Zoulim, MD, Ph.D.	Professor of Medicine, Lyon University, Head of Hepatology Department, Hospices Civils de Lyon
Kyong-Mi Chang	Associate Professor of Medicine, Division of Gastroenterology, University of Pennsylvania Perelman School of Medicine

Employees

At December 31, 2016, Arbutus had 122 employees, 90 of whom were engaged in research and development. None of our employees are represented by a labor union or covered by a collective bargaining agreement, nor have we experienced any work stoppages. We believe that relations with our employees are good.

Corporate information

     Arbutus Biopharma Corporation (“Arbutus”, “we”, “us”, and “our”) is a publicly traded industry-leading therapeutic solutions company focused on discovering, developing and commercializing a cure for patients suffering from chronic hepatitis HBV infection. Effective July 31, 2015, our corporate name changed from Tekmira Pharmaceuticals Corporation to Arbutus Biopharma Corporation. Also effective July 31, 2015, the corporate name of our wholly owned subsidiary, OnCore Biopharma, Inc. changed to Arbutus Biopharma, Inc. (“Arbutus Inc.”). We have two wholly owned subsidiaries: Arbutus Inc. and Protiva Biotherapeutics Inc. (“Protiva”). Unless stated otherwise or the context otherwise requires, references herein to “Arbutus”, “we”, “us” and “our” refer to Arbutus Biopharma Corporation, and, unless the context requires otherwise, one or more subsidiaries through which we conduct business.

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

On March 4, 2015, we completed a business combination pursuant to which Arbutus Inc. (formerly known as OnCore Biopharma, Inc., or OnCore), became our wholly-owned subsidiary. This combined company intends to focus on developing a curative regimen for HBV patients by combining multiple therapeutic approaches.

Arbutus’ head office and principal place of business is located at 100-8900 Glenlyon Parkway, Burnaby, British Columbia, Canada, V5J 5J8 (telephone: (604) 419-3200). The Company’s registered and records office is located at 700 West Georgia St, 25th Floor, Vancouver, British Columbia, Canada, V7Y 1B3. Arbutus also has US operations located at 701 Veterans Circle, Warminster, Pennsylvania.

Investor information

We are a reporting issuer in Canada under the securities laws of each of the Provinces of Canada. Arbutus’ common shares trade on the NASDAQ Global Market under the symbol “ABUS”. We maintain a website at http://www.arbutusbio.com. The information on our website is not incorporated by reference into this annual report on Form 10-K and should not be considered to be a part of this annual report on Form 10-K. Our website address is included in this annual report on Form 10-K as an inactive technical reference only. Our reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, including our annual reports on Form 10-K (annual reports on Form 20-F up to year ended December 31, 2012), our quarterly reports on Form 10-Q (quarterly reports on Form 6-K up to quarter-ended September 30, 2013) and our current reports on Form 8-K, and amendments to those reports, are accessible through our website, free of charge, as soon as reasonably practicable after these reports are filed electronically with, or otherwise furnished to, the SEC. We also make available on our website the charters of our audit committee, executive compensation and human resources committee and corporate governance and nominating committee, whistleblower policy, insider trading policy, corporate disclosure policy, related persons transactions policy and majority voting policy, as well as our code of business conduct and ethics for directors, officers and employees. In addition, we intend to disclose on our web site any amendments to, or waivers from, our code of business conduct and ethics that are required to be disclosed pursuant to the SEC rules.

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

Executive Officers of the Registrant

Set forth below is information about our executive officers, as of March 21, 2017.

Name	Age	Position(s)
Mark Murray	68	President and Chief Executive Officer, and Director
Bruce Cousins	56	Executive Vice President and Chief Financial Officer
Michael Sofia	59	Chief Scientific Officer
William Symonds	49	Chief Development Officer and Director
Peter Lutwyche	51	Chief Technology Officer
Elizabeth Howard	63	Executive Vice President and General Counsel

Dr. Mark Murray has served as our President, Chief Executive Officer and Director since May 2008, when Dr. Murray joined Arbutus in connection with the closing of the business combination between Arbutus and Protiva. He previously was the President and CEO and founder of Protiva since its inception in the summer of 2000. Dr. Murray has over 20 years of experience in both the R&D and business development and management facets of the biotechnology industry. Dr. Murray held senior management positions at ZymoGenetics and Xcyte Therapies prior to joining Protiva. Since entering the biotechnology industry Dr. Murray has successfully completed numerous and varied partnering deals, directed successful product development programs, been responsible for strategic planning programs, raised over $30 million in venture capital and executed extensive business development initiatives in the U.S., Europe and Asia. During his R&D career, Dr. Murray worked extensively on three programs that resulted in FDA approved drugs, including the first growth factor protein approved for human use, a program he led for several years following its discovery. Dr. Murray obtained his Ph.D. in Biochemistry from the University of Oregon Health Sciences University and was a Damon Runyon-Walter Winchell post-doctoral research fellow for three years at the Massachusetts Institute of Technology.

Mr. Bruce Cousins has served as our Executive Vice President and Chief Financial Officer since October 2013. Mr. Cousins brings to Arbutus extensive global financial and pharmaceutical industry experience both working for multi-million dollar companies and leading start-ups through to successful completion of their strategic growth plans. In 2004, Mr. Cousins joined Aspreva Pharmaceuticals and led its highly successful IPO. In 2008, he played a key leadership role in the eventual sale of Aspreva in a $915 million all-cash transaction. Prior to joining Aspreva, Mr. Cousins spent 14 years with Johnson & Johnson (J&J) working in operations and finance, both domestically and internationally. Prior to the pharmaceutical industry, Mr. Cousins was a chartered accountant with Deloitte & Touche. More recently, Mr. Cousins spent several years in the renewable energy sector, and from 2011 to 2013 he was Chief Executive Officer of Carmanah Technologies Corporation, a TSX-listed company. Prior to Carmanah, he held Chief Financial Officer positions at Xantrex Technology Inc. and Ballard Power Systems. Mr. Cousins completed a Bachelor of Commerce degree from McMaster University in 1987 and received a Chartered Accountant designation in 1989.

Dr. Michael Sofia has served as our Chief Scientific Officer since our acquisition of OnCore Biopharma, Inc. Dr. Sofia was one of OnCore Biopharma’s co-founders and served as its Chief Scientific Officer and Head of Research and Development since July 2014. He previously served as President and a member of its board of directors from May 2012 to August 2014. Since April 2012, Dr. Sofia has been a professor at the Baruch S. Blumberg Institute and since March 2013, Dr. Sofia has been an adjunct professor at the Drexel University School of Medicine. Previously, Dr. Sofia was the Senior Vice-President, Chemistry, Site Head and then Senior Advisor at Gilead Sciences, Inc. from January 2012 to December 2012. Prior to that, Dr. Sofia was the Senior Vice-President, Chemistry at Pharmasset, Inc. from August 2005 to January 2012. From 1999 to 2005, Dr. Sofia served as a Group Director, New Leads Chemistry at Bristol-Myers Squibb. From 1993 to 1999, Dr. Sofia established and directed the research programs at Transcell Technologies, first as Director of Chemistry and then as Vice-President of Research. Dr. Sofia received his B.A. degree from Cornell University, his Ph.D. degree from the University of Illinois at Urbana-Champaign and was an NIH postdoctoral fellow at Columbia University.  Dr. Sofia has won the Economist’s 2015 Innovation Award in the Bioscience category and the Lasker-Debakey Clinical Medical Research Award, for developing a rapid cure for hepatitis C virus infection (HCV).

Dr. William Symonds has served as our Chief Development Officer since March 2015. Dr. Symonds has served as a director of Arbutus and previously OnCore since August 2014 and as its Chief Development Officer since March 2015. Dr. Symonds is also currently Chief Development Officer at Roivant Sciences, Inc.. Prior to that, Dr. Symonds served as Vice-President, Liver Disease Therapeutic Area at Gilead Sciences, Inc. from February 2012 until April 2014, and was the Senior Vice-President, Clinical Pharmacology and Translational Medicine at Pharmasset, Inc. from 2007 to January 2012. From 1993 to 2007, Dr. Symonds held various positions of increasing responsibility at GlaxoSmithKline, most recently as Director, Antiviral Clinical Pharmacology and Discovery Medicine. Dr. Symonds received his Doctor of Pharmacy degree from Campbell University and completed a fellowship in clinical pharmacokinetics at the Clinical Pharmacokinetics Laboratory in Buffalo, New York.

Dr. Peter Lutwyche has served as our Chief Technology Officer since 2015. Dr. Lutwyche’s responsibilities at Arbutus include manufacturing, process development and quality control for all Arbutus product candidates, as well as supporting Arbutus' collaborative partners as they advance products that utilize Arbutus's technology. Previously Dr. Lutwyche held various positions up to Director, Pharmaceutical Development at QLT Inc. from 1998 to 2008. During his tenure at QLT, Dr. Lutwyche contributed to the development and commercialization of Visudyne as well as leading manufacturing and chemistry efforts for numerous pre-clinical and clinical stage products. Prior to QLT, he was a research scientist at Inex Pharmaceuticals Corporation working with lipid-based formulations of nucleic acids and antibiotics. Dr. Lutwyche holds a Ph.D. in Chemistry from the University of British Columbia.

Dr. Elizabeth Howard serves as our Executive Vice President and General Counsel. Dr. Howard has been practicing law for more than 20 years.  Prior to joining Arbutus in March 2016, she was an intellectual property partner at Orrick, where she co-chaired Orrick's life sciences practice focusing on patent infringement litigation.  Her practice also included trade secrets disputes and handling anti-counterfeiting matters in the pharmaceutical industry.  In addition to litigating in numerous federal district courts and California state courts, Dr. Howard has appeared before the U.S. Patent and Trademark Office in interference proceedings, arbitrated before numerous tribunals, and litigated before the U.S. International Trade Commission (ITC).  Dr. Howard also served as a deputy district attorney in the county of Santa Clara.  Additionally, Dr. Howard counseled clients in negotiation and drafting of agreements in licensing or other technology transactions.  She also speaks and publishes regularly on intellectual property matters affecting the life sciences industry.  Dr. Howard has been listed as a "leading lawyer" in “PLC Which Lawyer" for her litigation successes in life sciences, and named to the Daily Journal's list of "Top 75 IP Litigators in California" in 2013.  Before law school, Dr. Howard was an NSF Plant Molecular Biology Postdoctoral Fellow at the CSIRO Division of Plant Industry in Canberra, Australia, and a Research Geneticist at the University of California, Berkeley. Dr. Howard obtained her doctorate with Dr. Elizabeth Blackburn (2009 Nobel Laureate, Physiology or Medicine).  Dr. Howard holds a B.A. with honors from the University of California, Santa Barbara, a Ph.D. in Molecular Biology from the University of California, Berkeley, a J.D. from the University of California, Hastings College of the Law, and is a member of the United States Patent Bar.

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

Risks Related to Our Business

We are in the early stages of our development, there is a limited amount of information about us upon which you can evaluate our RNAi business, and our HBV candidates and prospects.

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

     We intend to concentrate our internal research and development efforts in the future primarily on the discovery and development of therapeutics targeting chronic hepatitis B in order to ultimately develop a cure for the disease. Our future success depends in part on the successful development of these therapeutics. Our approach to the treatment of HBV is unproven, and we do not know whether we will be able to develop any drugs of commercial value.

There is no known cure for HBV. Any compounds that we develop may not effectively address HBV persistence. Even if we are able to develop compounds that address one or more of these key factors, targeting these key factors has not been proven to cure HBV. If we cannot develop compounds to achieve our goal of curing HBV internally, we may be unable to acquire additional drug candidates on terms acceptable to us, or at all. Even if we are able to acquire or develop drug candidates that address one of these mechanisms of action in preclinical studies, we may not succeed in demonstrating safety and efficacy of the drug candidate in human clinical trials. If we are unable to identify suitable compounds for preclinical and clinical development, we will not succeed in realizing our goal of a cure for HBV.

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

We expect that we will depend in part on Alnylam and Spectrum to provide revenue to fund our operations, especially in the near term. Furthermore, our strategy is to enter into various additional arrangements with corporate and academic collaborators, licensors, licensees and others for the research, development, clinical testing, manufacturing, marketing and commercialization of our products. We may be unable to continue to establish such collaborations, and any collaborative arrangements we do establish may be unsuccessful, or we may not receive milestone payments as anticipated.

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

We expect to spend substantial amounts to acquire additional drug candidates, to conduct further research and development and preclinical testing and clinical trials of our drug candidates, to seek regulatory approvals for our drug candidates and to launch and commercialize any drug candidates for which we receive regulatory approval. These expenditures will include costs associated with our and our subsidiary’s licensing agreements with Blumberg or Drexel. Under the terms of these agreements, we are obligated to make significant cash payments upon the achievement of specified development, regulatory and sales performance milestones, as well as royalty payments in connection with the sale of licensed products, to our licensors.

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

Within the next several years, substantial additional funds will be required to continue with the active development of our pipeline products and technologies. In particular, our funding needs may vary depending on a number of factors including:

•	revenues earned from our partners, including Alnylam and Spectrum;

•	the extent to which we continue the development of our product candidates or form collaborative relationships to advance our products;

•	our decisions to in-license or acquire additional products or technology for development,

•	our ability to attract and retain corporate partners, and their effectiveness in carrying out the development and ultimate commercialization of our product candidates;

•	whether batches of drugs that we manufacture fail to meet specifications resulting in delays and investigational and remanufacturing costs;

•	the decisions, and the timing of decisions, made by health regulatory agencies regarding our technology and products;

•	competing technological and market developments; and

•	prosecuting and enforcing our patent claims and other intellectual property rights.

We will seek to obtain funding to maintain and advance our business from a variety of sources including public or private equity or debt financing, collaborative arrangements with pharmaceutical and biotechnology companies, licensing our LNP technology, and government grants and contracts. There can be no assurance that funding will be available at all or on acceptable terms to permit further development of our products especially in light of the current difficult climate for investment in biotechnology companies.

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

With the exception of the years ended December 31, 2006 and December 31, 2012, we have incurred losses each fiscal year since inception until December 31, 2016 and have not received any revenues other than from research and development collaborations, royalties, license fees and milestone payments. From inception to December 31, 2016, we have an accumulated net deficit of $651.1 million. As we continue our research and development and clinical trials and seek regulatory approval for the sale of our product candidates, we do not expect to attain sustained profitability for the foreseeable future. We do not expect to achieve sustained profits until such time as strategic alliance payments, product sales and royalty payments, if any, generate sufficient revenues to fund our continuing operations. We cannot predict if we will ever achieve profitability and, if we do, we may not be able to remain consistently profitable or increase our profitability.

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

We use certain radioactive materials, biological materials and chemicals, including organic solvents, acids and gases stored under pressure, in our research and development activities. Our use of radioactive materials is regulated by the Canadian Nuclear Safety Commission and the US Nuclear Regulatory Commission for the possession, transfer, import, export, use, storage, handling and disposal of radioactive materials. Our use of biological materials and chemicals, including the use, manufacture, storage, handling and disposal of such materials and certain waste products is regulated by a number of federal, state and local laws and regulations. Although we believe that our safety procedures for handling such materials comply with the standards prescribed by such laws and regulations, the risk of accidental contamination or injury from these materials cannot be completely eliminated. In the event of such an accident, we could be held liable for any damages that result and any such liability could exceed our resources. We are not specifically insured with respect to this liability.

Our business, reputation, and operations could suffer in the event of information technology system failures.

We are increasingly dependent on sophisticated software applications and computing infrastructure to conduct critical operations. Disruption, degradation, or manipulation of these applications and systems through intentional or accidental means could impact key business processes. Despite the implementation of security measures, our internal computer systems and those of our contractors and consultants are vulnerable to damage from computer viruses, unauthorized access, natural disasters, terrorism, war, and telecommunication and electrical failures. Such events could result in exposure of confidential information, the modification of critical data, and/or the failure or interruption of critical operations. For example, the loss of pre-clinical trial data or data from completed or ongoing clinical trials for our product candidates could result in delays in our regulatory filings and development efforts and significantly increase our costs. To the extent that any disruption or security breach will result in a loss of or damage to our data, or inappropriate disclosure of confidential or proprietary information, we could incur liability and the development of our product candidates could be delayed. While we have implemented security measures, including controls over unauthorized access, our internal computer systems and those of our contractors and consultants are vulnerable to damage from these events. There can be no assurance that our efforts to protect data and systems will prevent service interruption or the loss of critical or sensitive information from our or third party providers’ databases or systems that could result in financial, legal, business or reputational harm to us or that our insurance would provide any or adequate coverage of any such loss.

If we fail to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial reports, which could have a material adverse effect on our stock price and our ability to raise capital.

A failure to maintain effective internal control over financial reporting or disclosure controls and procedures could adversely affect our ability to report our financial results accurately and on a timely basis, which could result in material misstatement in our financial statements, a loss of investor confidence in our financial reporting or adversely affect our access to sources of liquidity. Furthermore, because of the inherent limitations of any system of internal control over financial reporting, including the possibility of human error, the circumvention or overriding of controls and fraud, even effective internal controls may not prevent or detect all misstatements. Frequent or rapid changes in procedures, methodologies, systems and technology exacerbate the challenge of developing and maintaining a system of internal controls and can increase the cost and level of effort to develop and maintain such systems.

As of December 31, 2016, our independent registered public accounting firm conducted an assessment of the effectiveness of our internal control over financial reporting. Based on this assessment, our independent registered public accounting firm identified a material weakness in our internal controls over the timeliness of judgments made in our annual impairment evaluation of intangible assets and goodwill and the mathematical accuracy of the goodwill impairment calculation, which resulted in a material adjustment to the December 31, 2016 financial statements that we did not identify in a timely manner. See Item 9A, "Controls and Procedures" in this Form 10-K for additional information and management's assessment of internal controls. Although we have already planned efforts to remediate the material weakness, and our independent registered public accounting firm issued an unqualified opinion with regards to our financial condition and results of operations for the fiscal year ended December 31, 2016, there can be no assurance that we will be able to remediate the material weakness in a timely manner.

We rely on and will incur additional expense in connection with our research collaboration with Blumberg.

In June 2016, Arbutus Inc. entered into an amended agreement with Blumberg under which Arbutus Inc. will provide annual funding in the amount of $1.1 million per year through October 29, 2018, and which is renewable for two additional one year terms at our option, for Blumberg to conduct research projects in HBV and liver cancer pursuant to a research plan to be agreed upon by the parties. In exchange, Arbutus Inc. has the right to obtain an exclusive, royalty bearing, worldwide license to intellectual property generated by Blumberg in the course of the funded research and we believe that Blumberg’s HBV research platform will continue to be a source of potentially novel hepatitis B targets, drug candidates, assays and other HBV specific technologies. As a result, we are dependent, in part, upon the success of Blumberg in performing its responsibilities under this research collaboration. Blumberg may not cooperate with us or perform its obligations under the agreement. We cannot control the amount and timing of Blumberg’s resources that will be devoted to research and development activities related to our research collaboration. Further, development costs associated with our research projects may be difficult to anticipate and exceed our expectations. If funding is unable to continue to financially support the collaboration, if we do not obtain exclusive licenses from Blumberg to the resulting intellectual property, or if we fail to comply with our obligations under those license agreements, its development efforts may be materially harmed.

Risks Related to Development, Clinical Testing and Regulatory Approval of Our Product Candidates

The manufacture and sale of human therapeutic products are governed by a variety of statutes and regulations. There can be no assurance that our product candidates will obtain regulatory approval.

To obtain marketing approval, U.S. and Canadian laws require:

•	controlled research and human clinical testing;

•	establishment of the safety and efficacy of the product for each use sought;

•	government review and approval of a submission containing manufacturing, pre-clinical and clinical data;

•	adherence to Good Manufacturing Practice Regulations during production and storage; and

•	control of marketing activities, including advertising and labeling

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

For example, in March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care Education Reconciliation Act, or collectively the Affordable Care Act, was enacted to broaden access to health insurance, reduce or constrain the growth of healthcare spending, enhance remedies against fraud and abuse, add new transparency requirements for health care and health insurance industries, impose new taxes and fees on the health industry and impose additional health policy reforms. Additionally, the Drug Supply Chain Security Act, enacted in 2013, imposed new obligations on manufacturers of pharmaceutical products related to product and tracking and tracing.

In January 2017, Congress voted in favor of a budget resolution that will produce legislation that would repeal certain aspects of the Affordable Care Act if enacted into law. Congress is also considering subsequent legislation to replace or repeal elements or all of the Affordable Care Act. In addition, there have been recent public announcements by members of Congress and the new presidential administration regarding their plans to repeal and replace the Affordable Care Act. Further, President Trump signed an Executive Order directing federal agencies with authorities and responsibilities under the Affordable Care Act to waive, defer, grant exemptions from, or delay the implementation of any provision of the Affordable Care Act that would impose a fiscal or regulatory burden on states, individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices. At this time, it is not clear whether the Affordable Care Act will be repealed in whole or in part, and, if it is repealed, whether it will be replaced in whole or in part by another plan. and what impact those changes will have on coverage and reimbursement for healthcare items and services covered by plans that were authorized by the Affordable Care Act. We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, including pharmaceuticals, and also indirectly affect the amounts that private payers are willing to pay.

Legislative and regulatory proposals have been made to expand post approval requirements and restrict sales and promotional activities for pharmaceutical products. Any healthcare reforms enacted in the future may, like the Affordable Care Act, be phased in over a number of years but, if enacted, could reduce our revenue, increase our costs, or require us to revise the ways in which we conduct business or put us at risk for loss of business. We are not sure whether additional legislative changes will be enacted, or whether the current regulations, guidance or interpretations will be changed, or what the impact of such changes on our business, if any, may be.

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

Our business depends, in part, on our ability to use the technology that we have licensed or will in the future license from third parties, including Blumberg, and, if these licenses were terminated or if we were unable to license additional technology we may need in the future, our business will be adversely affected.

We have licensed certain of our intellectual property from Blumberg. Our current technology licenses are important to our business and we expect to enter into additional licenses in the future.  If we fail to comply with our obligations under these agreements or any future license agreements, we may be subject to a bankruptcy, or if we grant a sublicense in the future and our sublicense does not comply with our obligations under these agreements or becomes subject to a bankruptcy, the licensor may have the right to terminate the license, in which event we would not be able to develop or market products covered by the license or may face other penalties under the agreements, which could have a materially adverse effect on our business. In addition, applicable laws involving bankruptcy or similar proceeding by licensors in some jurisdictions outside the United States may provide the trustee or receiver in such proceeding with the right to set aside or otherwise terminate or seek to modify the license. Any termination of these agreements or reduction or elimination of our rights under these agreements may result in our having to negotiate new or amended agreements with less favorable terms, or cause us to lose our rights under these agreements, including our rights to important intellectual property and technologies that form the basis of our technology, which may then be in licensed by one or more of our competitors.

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

We have licensed important portions of our intellectual property from Blumberg and Drexel, and are subject to significant obligations under those license agreements.

The rights we hold under our license agreements with Blumberg and Drexel are important to our business. Our discovery and development platform is built, in part, around patents exclusively in licensed from these parties.

We have licenses with Blumberg and Drexel, both directly and through its acquisition of Enantigen, that grant us the exclusive (except in some cases as to know how that is not unique or specific to the licensed products or compound series, which are non-exclusive and subject to retained rights for non-commercial research use), worldwide license to make, have made, use, import, offer for sale and sell products incorporating one or more licensed compounds, which include capsid assembly inhibitors, inhibitors of secretion of HBV antigens, cccDNA inhibitors and hepatocellular carcinoma inhibitors, either for general use in humans or for use in the field of HBV research, diagnosis and treatment.

Under our agreements with Blumberg and Drexel, we are subject to significant obligations, including diligence obligations with respect to development and commercialization activities, payment obligations upon achievement of certain milestones and royalties on product sales, as well as other material obligations. Under our direct agreement with Blumberg and Drexel, we agreed to pay up to $3.5 million in development and regulatory milestones per licensed compound series, up to $92.5 million in sales performance milestones per licensed product, and royalties in the mid-single digits in connection with the sale of licensed products. Under each of the three license agreements that our subsidiary, Enantigen, has with Blumberg and Drexel, we are obligated to pay up to $0.5 million in development and regulatory milestones per licensed product and royalties in the low single digits in connection with the sale of licensed products. Under our agreement with Cytos, we agreed to pay up to $67 million upon the achievement of specified development and regulatory milestones for hepatitis and each additional licensed viral infection, in each case for each of the six licensed compound series, up to $110 million upon the achievement of specified sales performance milestones, and tiered royalty payments at a royalty rate in the high-single to low double digits, based upon net sales of licensed products. If these payments become due under the terms of the agreements, we may be negatively affected.

If there is any conflict, dispute, disagreement or issue of non-performance between us and Blumberg, Drexel, or Cytos regarding our rights or obligations under these license agreements, including any conflict, dispute or disagreement arising from our failure to satisfy diligence or payment obligations under such agreements, Blumberg and Drexel or Cytos, as applicable, may have a right to terminate the license. The loss of any of these license agreements could materially and adversely affect our ability to use intellectual property that could be critical to our drug discovery and development efforts, as well as its ability to enter into future collaboration, licensing and/or marketing agreements for one or more affected drug candidates or development programs.

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

As a significant unmet medical need exists for HBV, there are several large and small pharmaceutical companies focused on delivering therapeutics for treatment of HBV. These companies include Gilead Sciences, Johnson and Johnson, Assembly Biosciences, Roche, Replicor, Spring Bank, Alnylam, Arrowhead, ContraVir, Dicerna, Intellia, Cocrystal, and Enanta. Further, it is likely that additional drugs will become available in the future for the treatment of HBV.

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

Arbutus, and one of its subsidiaries, are incorporated under the laws of the Province of British Columbia and the majority of Arbutus' assets are located outside the United States. While we have appointed National Registered Agents, Inc. as our agent for service of process to effect service of process within the United States upon us, it may not be possible for you to enforce against us or those persons in the United States, judgments obtained in U.S. courts based upon the civil liability provisions of the U.S. federal securities laws or other laws of the United States. In addition, there is doubt as to whether original action could be brought in Canada against us or our directors or officers based solely upon U.S. federal or state securities laws and as to the enforceability in Canadian courts of judgments of U.S. courts obtained in actions based upon the civil liability provisions of U.S. federal or state securities laws.

If we are deemed to be a “passive foreign investment company” for the current or any future taxable year, investors who are subject to United States federal taxation would likely suffer materially adverse U.S. federal income tax consequences.

We generally will be a “passive foreign investment company” under the meaning of Section 1297 of the U.S. Internal Revenue Code of 1986, as amended (the “Code”), (a “PFIC”) if (a) 75% or more of our gross income is “passive income” (generally, dividends, interest, rents, royalties, and gains from the disposition of assets producing passive income) in any taxable year, or (b) if at least 50% or more of the quarterly average value of our assets produce, or are held for the production of, passive income in any taxable year. We have determined that we have not been a PFIC for the three taxable years ended December 31, 2016. If we are a PFIC for any taxable year during which a U.S. person holds our Common Shares, it would likely result in materially adverse U.S. federal income tax consequences for such U.S. person, including, but not limited to, any gain from the sale of our Common Shares would be taxed as ordinary income, as opposed to capital gain, and such gain and certain distributions on our Common Shares would be subject to an interest charge, except in certain circumstances. It may be possible for U.S. persons to fully or partially mitigate such tax consequences by making a “qualifying electing fund election,” as defined in the Code (a “QEF Election”), but there is no assurance that we will provide such persons with the information that we are required to provide to them in order to assist them in making a QEF Election.  In addition, U.S. persons that hold Common Shares issuable upon exercise of warrants are generally not eligible to make certain elections available under the Code that are intended to mitigate the adverse tax consequences of PFIC rules with respect to such warrant shares unless such holders also elect to make a deemed taxable sale of their warrant shares. The PFIC rules are extremely complex and investors are urged to consult their own tax advisers to assess the implications of these rules as applicable to their own facts and circumstances.

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

As of March 21, 2017, executive officers, directors, five percent or greater shareholders, and their respective affiliated entities of the Arbutus beneficially own, in the aggregate, approximately 45% of Arbutus' outstanding common shares. As a result, these shareholders, acting together, have significant influence over most matters that require approval by Arbutus' shareholders, including the election of directors and approval of significant corporate transactions. Corporate actions might be taken even if other shareholders oppose them. This concentration of ownership might also have the effect of delaying or preventing a corporate transaction that other shareholders may view as beneficial.

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

Item 1B. Unresolved Staff Comments

There are currently no unresolved staff comments.

Item 2. Properties

Our head office and principal place of business is located at 100-8900 Glenlyon Parkway, Burnaby, British Columbia, Canada, V5J 5J8. The Company leases a 51,000 square foot facility under an agreement that expires on July 31, 2019, but we have the option to extend the lease to 2024, 2029, and 2034. We believe that the total space available to us under our current lease will meet our needs for the foreseeable future and that additional space would be available to us on commercially reasonable terms if required.

Our U.S. Office is located at 3805 Old Easton Road, Doylestown, PA 18902, in approximately 2,600 square feet of leased space. On August 9, 2016, we signed a new lease agreement, effective November 1, 2016, subsequently amended to October 7, 2016, to move our U.S. operations to 701 Veterans Circle, Warminster, Pennsylvania. The new location has approximately 35,000 square feet of lab facilities and office space.

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

Acuitas Therapeutics Inc.
On August 29, 2016, Arbutus provided Acuitas with notice that Arbutus considered Acuitas to be in material breach of their cross-license agreement.  The cross-license agreement provides that it may be terminated upon any material breach by the other party 60 days after receipt of written notice of termination describing the material breach in reasonable detail.  On October 25, 2016, Acuitas filed a Notice of Civil Claim in the Supreme Court of British Columbia seeking an order that Arbutus perform its obligations under the cross license agreement, for damages ancillary to specific performance, injunctive relief, interest and costs.  We dispute Acuitas’ position; and filed our response within the time frame prescribed by the Court.
On January 10, 2017, we filed an application seeking an order to enjoin Acuitas from, inter alia, entering into any further agreements purporting to sublicense Arbutus’ technology from the date of the order to the date of trial or further order from the court. On February 8, 2017, the Company announced that the Supreme Court of British Columbia granted Arbutus’ request for a pre-trial injunction against Acuitas, preventing Acuitas from further sublicensing of Arbutus’ lipid nanoparticle (LNP) technology until the end of October, or further order of the Court. Under the terms of the pre-clinical trial injunction, Acuitas is prevented from entering into any new agreements which include sublicensing of Arbutus’ LNP.

University of British Columbia
Certain early work on liposomal delivery systems and related inventions was undertaken at Inex Pharmaceuticals Inc. and assigned to the University of British Columbia (UBC). These inventions are licensed to us by UBC under a license agreement initially entered into in 1998 and subsequently amended in 2001, 2006 and 2007. We have granted sublicenses to these inventions to Alnylam.  Alnylam has in turn sublicensed these inventions back to us for discovery, development and commercialization of siRNA products.
  On November 10, 2014, UBC filed a demand for arbitration against us, BCICAC File No.: DCA-1623.  We received UBC’s Statement of Claims on January 16, 2015.  In its Statement of Claims, UBC alleges that it is entitled to $3.5 million in allegedly unpaid royalties based on publicly available information, and an unspecified amount based on non-public information.  UBC also seeks interest and costs, including legal fees. Arbutus filed its Statement of Defense to UBC’s Statement of Claims on April 27, 2015, denying that UBC is entitled to any unpaid royalties. Arbutus also filed a Counterclaim involving a patent application that Arbutus alleges UBC wrongly licensed to a third party rather than to Arbutus. Arbutus seeks any license payments for said application, and an exclusive worldwide license to said application. The proceeding has been bifurcated into phases, beginning with a liability phase addressing UBC’s Claims and Arbutus’ Counterclaim that is presently set for hearing from June 19-30, 2017.

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
Alnylam initiated an arbitration on August 6, 2013, as provided for under our licensing agreement, to resolve a matter related to a disputed $5 million milestone payment to Arbutus from Alnylam related to its ALN-VSP product. The arbitration proceeding with Alnylam concluded that Arbutus had failed to meet the milestone conditions necessary to demand the Alnylam $5 million payment to Arbutus, resulting in no milestone payment to Arbutus.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common shares trade on the NASDAQ Global Market under the symbol "ABUS" following our Company name change to Arbutus Biopharma Corporation on July 31, 2015. From November 15, 2010 to July 31, 2015 our common shares traded on the NASDAQ Global Market under the symbol “TKMR”. Our common shares previously traded on the Toronto Stock Exchange (TSX) in Canada under the symbol “TKM”. We voluntarily delisted from the TSX on March 3, 2015. As at March 14, 2017, there were 111 registered holders of common shares and 55,023,207 common shares issued and outstanding.

The following table shows the high and low intraday trading prices of our common shares on the NASDAQ Global Market and the TSX for the periods listed:

	NASDAQ High (US$)	NASDAQ Low (US$)	TSX High (C$)	TSX Low (C$)
Year Ended:
December 31, 2016	$5.48	$2.35	N/A	N/A
December 31, 2015(1)	$26.73	$4.25	$33.76	$17.05
Quarter Ended:
December 31, 2016	$3.56	$2.35	N/A	N/A
September 30, 2016	$4.49	$3.36	N/A	N/A
June 30, 2016	$5.48	$3.09	N/A	N/A
March 31, 2016	$4.71	$2.72	N/A	N/A
December 31, 2015	$6.74	$4.25	N/A	N/A
September 30, 2015	$12.46	$5.75	N/A	N/A
June 30, 2015	$19.61	$11.50	N/A	N/A
March 31, 2015(1)	$26.73	$14.50	$33.76	$17.05
Month Ended:
February 28, 2017	$2.85	$2.45	N/A	N/A
January 31, 2017	$3.01	$2.35	N/A	N/A

Notes:

(1)
Our common shares were voluntarily delisted from the Toronto Stock Exchange (TSX) as of the close of business on Tuesday, March 3, 2015. High and low trading prices shown in the table are for the period January 1, 2015 to March 2, 2015.

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

The following graph compares the cumulative shareholder return on an investment of US$100 in the Common Shares of the Company on the NASDAQ from December 31, 2011, with a cumulative total shareholder return on the NASDAQ Composite and NASDAQ Biotechnology Indices.

 Geographic Breakdown of Shareholders

 As of March 14, 2017, our shareholder register indicates that our common shares are held as follows:

Location	Number of Shares	Percentage of Total Shares	Number of Registered Shareholders of Record
Canada	16,358,047	29.7%	86
United States	22,650,936	41.2%	21
Other	16,014,224	29.1%	4
Total	55,023,207	100%	111

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

Item 6. Selected Financial Data

The following table presents selected financial data derived from Arbutus' audited consolidated financial statements for each of the five years for the period ending December 31, 2016. You should read this information in conjunction with our financial statements for the periods presented, as well as Item 1 “ Business ” and Item 7 “ Management’s Discussion and Analysis of Financial Condition and Results of Operations ” included elsewhere in this Annual Report.  Historical results are not necessarily indicative of future results.

Summary Financial Information
Under U.S. GAAP (in thousands of US dollars, except number of shares and per share amounts)

	Year Ended December 31,
	2016	2015	2014	2013	2012
	$	$	$	$	$
Operating Data
Revenue	1,491	24,873	14,953	15,465	14,105
Expenses	493,130	127,195	48,387	27,617	27,050
Loss from operations	(491,639)	(102,322)	(33,434)	(12,152)	(12,945)
Net income (loss)	(384,164)	(61,121)	(38,837)	(147,063)	29,611
Weighted average number of common shares—basic	53,074,401	45,462,324	21,603,136	15,303,000	13,728,000
Weighted average number of common shares—diluted	53,074,401	45,462,324	21,603,136	15,303,000	14,321,000
Income (loss) per common share—basic	(7.24)	(1.34)	(1.80)	(0.92)	2.16
Income (loss) per common share—diluted	(7.24)	(1.34)	(1.80)	(0.92)	2.07
Balance Sheet Data
Total current assets	132,564	183,882	116,418	70,343	51,243
Total assets	275,919	712,291	118,178	71,716	52,595
Total current liabilities	10,585	10,578	20,206	12,522	10,954
Total long-term liabilities	62,329	154,034	9,937	—	722
Share capital	903,936	864,446	316,212	242,045	206,572
Total stockholders’ equity	203,005	547,679	88,035	59,194	40,919
Number of shares outstanding	54,841,494	54,570,691	22,438,169	19,049,000	14,305,356

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Arbutus is a publicly traded (NASDAQ Global Market: ABUS) therapeutic solutions company dedicated to discovering, developing and commercializing a cure for patients suffering from chronic HBV infection. To pursue our strategy of developing a curative combination regimen, we have assembled an HBV pipeline consisting of multiple drug candidates with complementary mechanisms of action. HBV represents a significant unmet medical need and is the cause of the most common serious liver infection in the world. The World Health Organization estimates that 350 million people worldwide are chronically infected, and other estimates suggest this could include approximately 2 million people in the United States. Given the complex biology of HBV, we believe combination therapies are the key to HBV treatment and a potential cure, and development can be accelerated when multiple components of a combination therapy regimen are controlled by the same company.

Arbutus’ head office and principal place of business is located at 100-8900 Glenlyon Parkway, Burnaby, British Columbia, Canada, V5J 5J8. In August 2016, we entered into a lease agreement for approximately 35,000 square feet of space located at 701 Veterans Circle, Warminster, Pennsylvania. This facility includes a research and development laboratory and will represent Arbutus' primary U.S. site.

We continued the development of our lead clinical candidate ARB-1467 in 2016, and announced interim Phase II data demonstrating significant, and step-wise, additive reductions in serum HBsAg levels. The multiple dose data from this study are the first of their kind for an RNAi product candidate in patients with chronic HBV infection. We also advanced our second generation RNAi candidate ARB-1740 (RNAi 2.0) and our core protein/capsid assembly inhibitor AB-423 into clinical studies in 2017. We continued a number of research programs related to HBV and we presented preclinical in vivo data from our proprietary combinations in 2016.

Change in Functional Currency

Prior to January 1, 2016, our functional currency was the Canadian dollar. As such, all dollar amounts in this MD&A related to periods prior to and including the year ended December 31, 2015 are presented in U.S. dollars with the functional currency as the Canadian dollar. On January 1, 2016, our functional currency changed from the Canadian dollar to the U.S. dollar based on our analysis of changes in the primary economic environment in which we operate. The change in functional currency is accounted for prospectively from January 1, 2016 and financial statements for the periods prior to and including the year ended December 31, 2015 will not be restated for the change in functional currency. Past translation gains and losses from the application of the U.S. dollar as the reporting currency while the Canadian dollar was the functional currency are included as part of cumulative currency translation adjustment, which is reported as a component of shareholder's equity under accumulated other comprehensive loss.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The significant accounting policies that we believe to be most critical in fully understanding and evaluating our financial results are revenue recognition, stock-based compensation, and goodwill and intangible asset impairment.  These accounting policies require us to make certain estimates and assumptions.  We believe that the estimates and assumptions upon which we rely are reasonable, based upon information available to us at the time that these estimates and assumptions are made.  Actual results may differ from our estimates. Our critical accounting estimates affect our net income or loss calculation.

Revenue Recognition / Our primary sources of revenue have been derived from research and development collaborations and contracts, and licensing fees comprised of initial fees and milestone payments.  Payments received under research and development agreements and contracts, which are non-refundable, are recorded as revenue as services are performed and as the related expenditures are incurred pursuant to the agreement, provided collectability is reasonably assured. Revenue earned under research and development manufacturing collaborations where we bear some or all of the risk of a product manufacture failure is recognized when the purchaser accepts the product and there are no remaining rights of return. Revenue earned under research and development collaborations and contracts where we do not bear any risk of product manufacture failure is recognized in the period the work is performed. Revenue earned under contractual arrangements upon the achievement of substantive milestones is recognized in its entirety in the period the payment has been received. We evaluate whether milestones under research and development arrangements are substantive by considering: whether substantive uncertainty exists upon the execution of the arrangement; the event can only be achieved based in whole or in part on our performance or occurrence of a specific outcome resulting from our performance; any future performance required and payment is reasonable relative to all deliverables; and, payment terms in the arrangement. Initial fees and non-substantive milestone payments are deferred and amortized into income over the estimated period of our involvement as we fulfill our obligations under our agreements.

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

Our revenue for 2016 was $1.5 million (2015 - $24.9 million, 2014 - $15.0 million). Our deferred revenue balance at December 31, 2016 is $0 (December 31, 2015 - $1.1 million).

Stock-based compensation / The stock-based compensation that we record is a critical accounting estimate due to the value of compensation recorded, the volume of our stock option activity, and the many assumptions that are required to be made to calculate the compensation expense.

Compensation expense is recorded for stock options issued to employees and directors using the fair value method.  We must calculate the fair value of stock options issued and amortize the fair value to stock compensation expense over the vesting period, and adjust the expense for stock option forfeitures and cancellations.  We use the Black-Scholes model to calculate the fair value of stock options issued which requires that certain estimates, including the expected life of the option and expected volatility of the stock, be made at the time that the options are issued.  This accounting estimate is reasonably likely to change from period to period as further stock options are issued and adjustments are made for stock option forfeitures and cancellations. Effective October 1, 2016, we early adopted ASU 2016-09 and elected an entity-wide accounting policy to recognize forfeitures as they occur. The term "forfeitures" is distinct from "cancellations" or "expirations" and represents only the unvested portion of the surrendered stock option. For the purpose of calculating fair value, the expected life of stock options granted is five years for employees and eight years for directors and executives. We amortize the fair value of stock options using the straight-line method over the vesting period of the options, generally a period of three years for employees and immediate vesting for directors.

We recorded stock-based compensation expense in 2016 of $39.2 million (2015 - $22.1 million, 2014 - $3.3 million) which includes compensation expense related to the expiration of repurchase rights on certain shares held by the founders of Arbutus Inc. of $32.0 million - refer to Note 2 to our consolidated financial statements.

Liability-classified stock option awards valuation / The valuation of liability-classified stock option awards is a critical accounting estimate due to the value of liabilities recorded and the many assumptions that are required to calculate the liability, resulting in the classification of our liability-classified stock option awards as level 3 financial instruments.
We account for liability-classified stock option awards ("liability options") under ASC 718 - Compensation - Stock Compensation, under which awards of options that provide for an exercise price that is not denominated in: (a) the currency of a market in which a substantial portion of the Company's equity securities trades, (b) the currency in which the employee's pay is denominated, or (c) the Company's functional currency, are required to be classified as liabilities. Due to the change in functional currency as of January 1, 2016, certain stock option awards with exercise prices denominated in Canadian dollars changed from equity classification to liability classification. As such, the historic equity classification of these stock option awards changed to liability classification effective January 1, 2016. The change in classification resulted in reclassification of these awards from additional paid-in capital to liability-classified options.

We classify liability options in our consolidated balance sheet as liabilities and revalue them at each balance sheet date. Any change in valuation is recorded in our statement of operations as increases or decreases in share-based compensation expense or additional paid-in capital until settlement or cancellation. We use the Black-Scholes pricing model to value the options. Determining the appropriate fair-value model and calculating the fair value of liability options requires considerable judgment. A small change in the estimates used may cause a relatively large change in the estimated valuation. Due to ongoing changes in our business and general stock market conditions, we continuously assess our fair value assumptions. We adjust the estimated expected life as appropriate, based on the pattern of exercises of our stock option awards. As at the reclassification date of January 1, 2016 and the period ended December 31, 2016, for the purpose of calculating the fair value, the weighed-average expected life of outstanding options was 5.3 and 3.6 years, respectively; the weighted-average risk-free interest rate was 0.86% and 0.88%, respectively; the weighted-average volatility was 97.8% and 66.18%, respectively; and the dividend yield was 0% based on no history of dividend payment by the Company. For the year ended December 31, 2016, we recorded a total share-based compensation expense related to the change in fair value of liability-classified options of $997,000.

Goodwill and intangible assets - Impairment / Intangible assets classified as indefinite-lived and goodwill are not amortized, but are evaluated for impairment annually using a measurement date of December 31. In addition, if there is a major event indicating that the carrying value of an asset may not be recoverable, then management will perform an impairment test in an interim period by comparing the discounted cash flow values to each asset’s carrying value to determine if a write down is necessary. Such indicators include, but are not limited to on an ongoing basis: (a) industry and market considerations such as an increased competitive environment or an adverse change in legal factors including an adverse assessment by regulators; (b) an accumulation of costs significantly in excess of the amount originally expected for the development of the asset; (c) current period operating or cash flow loss combined with a history of operating or cash flow losses or a projection or forecast that demonstrates continuing losses associated with the use of the asset; (d) adverse research and development program results; and (e) if applicable, a sustained decrease in share price.

In assessing impairment, significant judgments are required to be made by management to estimate the timing and extent of future net cash flows, appropriate discount rates, probability of program success and other estimates and assumptions that could materially affect the determination of fair value. These judgments include the use of, but are not limited to: projected results of operations and forecast cash flows based on our corporate budgets as approved by our Board of Directors, third party forecasts and data and other macroeconomic indicators that forecasts market conditions and our estimated future revenues and growth, market-based discount rates and other market-comparative data. As assumptions related to the probability of program success and timing and amount of potential future cash flows related to these programs is highly uncertain due to the unpredictable nature of each phase of these programs, management risk adjusts the estimated cash flows to reflect these uncertainties.

During the year ended December 31, 2016, we recorded a total net impairment charge of $148.2 million (impairment charge of $253.2 million less a corresponding income tax benefit of $105.0 million) against our identified intangible assets. The total impairment charge included $156.3 million for the discontinuance of the ARB-1598 program in the Immune Modulator drug class as well as a delay in our research and development of our cccDNA Sterilizer drug class recorded during the quarter ended June 30, 2016. An additional charge of $96.9 million resulted from our annual impairment assessment performed at December 31, 2016 related to a change in management's estimation of cost of capital.

We perform our annual impairment analysis at December 31st each year. At December 31, 2016, we re-assessed the discount rate used in our valuation models used to assess the carrying value of goodwill and intangible assets for impairment as a result of the sustained discrepancy between our market capitalization, carrying values and fair values. As a result, we have adjusted our company-specific risk premium to our market-derived weighted average cost of capital, which has increased our discount rate used in the annual impairment assessment at December 31, 2016. Following the process prescribed by the accounting standard, intangible assets are first tested before assessing goodwill for impairment. The change in discount rate has resulted in an intangible assets impairment charge of $96.9 million recorded at December 31, 2016.

Goodwill is subject to a two-step impairment test. The first step compares the fair value of the reporting unit to the carrying amount, which includes goodwill. If the carrying amount exceeds the fair value of the reporting unit, the second step measures the amount of the impairment loss. As part of the impairment evaluation of goodwill, we identified only one reporting unit to which the total carrying amount of goodwill has been assigned. In estimating the fair value of the reporting unit and the recoverable value of the intangible assets, management prepared a discounted cash flow model using its current best estimates of future net cash flows, probability of program success, and a discount rate appropriate to the business as well as considering the Company's market capitalization, market comparatives and analysts forecasts. The cash flow projections are based on forecasts development by management that include revenue and cost projections, capital spending trends, and investment in working capital to support anticipated revenue growth. These assumptions are updated at least annually and reviewed by management. The selected discount rate considers the risk and nature of cash flows and the rates of return market participants would require. The probability of program success is determined based on management's best estimates and includes consideration of available industry data. Our methodology for determining fair values remained consistent for the periods presented.

The impairment of certain intangible assets was considered a triggering event requiring an interim impairment test of goodwill at June 30, 2016. Based on the interim analysis that was completed, goodwill was not considered to be impaired at the June 30, 2016 interim reporting date.

At December 31, 2016, we re-assessed the discount rate used in our valuation models used to assess the carrying value of goodwill and intangible assets for impairment as a result of the sustained discrepancy between our market capitalization, carrying values and fair values. As a result of the increased discount rate, the carrying value of the reporting unit determined in step one of the impairment assessment exceeded the fair value of the reporting unit, and as such we proceeded to the second step of the impairment test, which measures the amount of an impairment charge. In the second step, the carrying value of goodwill is compared to the fair value of goodwill that is implied by performing a hypothetical purchase price allocation based on identifiable assets at the date of the assessment. Given that significant value has been assigned to pre-merger research programs, intellectual property and royalty stream entitlements, the remaining implied value of goodwill, after applicable deferred taxes, is reduced to $24.4 million in the step two analysis. As a result, we recorded a goodwill impairment for $138.1 million in the year ended December 31, 2016.

Fair value determinations require considerable judgment and are sensitive to changes in underlying assumptions and factors, and any key assumptions in the cash flow projections are interdependent on each other. A change in any one or combination of these assumptions could impact the estimated fair value of the reporting unit. Although we believe our assumptions are reasonable, the significant level of judgment needed to determine our assumptions, the uncertainty inherent in these assumptions and the extended time frame over which we are required to make our estimates, increases the risk that actual results will vary significantly. Given the dependency of our cash flow models on the successful development, production and sale of products from our existing programs, if any significant programs are unsuccessful then, excluding other possible changes in our forecasts, our estimated future cash flows will be reduced and such reduction may be significant enough to result in an impairment of the carrying value of our intangible assets. The outcome of our programs are subject to a variety of risks, including but not limited to, technological risk associated with IPR&D assets, dependency on regulatory approval and competitive, legal and other regulatory forces. See "Risk Factors" in our annual report on Form 10-K for additional risk factors.

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

(in millions $ except per share data) – unaudited

	Q4 2016	Q3 2016	Q2 2016	Q1 2016	Q4 2015	Q3 2015	Q2 2015	Q1 2015
Revenue
Collaborations and contracts:
DoD	$—	$—	$—	$—	$(0.1)	$2.0	$1.9	$3.0
Monsanto	—	—	—	—	3.9	0.3	0.3	0.2
Dicerna	—	0.1	—	0.1	0.7	0.7	0.2	0.2
	—	0.1	—	0.1	4.5	3.0	2.4	3.4
Monsanto licensing fees and milestone payments	—	—	—	—	7.9	0.7	0.8	0.8
Dicerna licensing fee	—	0.6	0.2	0.2	0.3	0.3	0.3	0.3
Other milestone and royalty payments	(0.2)	—	0.1	0.3	0.1	0.1	0.1	0.1
Total revenue	(0.2)	0.7	0.3	0.6	12.7	4.1	3.6	4.6
Expenses	(257.2)	(19.7)	(195.6)	(20.6)	(24.4)	(62.2)	(17.9)	(22.7)
Other income (losses)	(1.4)	(0.6)	0.4	4.1	5.5	14.0	(0.5)	6.0
Loss before income taxes	(258.8)	(19.6)	(194.9)	(15.9)	(6.2)	(44.2)	(14.8)	(12.1)
Income tax benefit	40.1	—	64.9	—	1.0	15.2	—	—
Net loss	$(218.7)	$(19.6)	$(130.0)	$(15.9)	$(5.2)	$(29.0)	$(14.8)	$(12.1)
Basic and diluted net loss per share	$(4.05)	$(0.37)	$(2.47)	$(0.31)	$(0.10)	$(0.57)	$(0.27)	$(0.40)

Quarterly Trends

Revenue / Our revenue is derived from research and development collaborations and contracts, licensing fees, milestone and royalty payments. Over the past two years, our principal source of ongoing revenue was our contract with the DoD to advance TKM-Ebola which began in July 2010 and terminated in October 2015, and our contract with Monsanto which ended in December 2016. At present we do not have any significant revenue generating collaborative contracts.

In Q3 2010 we signed a contract with the DoD to develop TKM-Ebola and have since incurred significant program costs related to equipment, materials and preclinical and clinical studies. These costs are included in our research, development, collaborations and contracts expenses. These costs are fully reimbursed by the DoD, and this reimbursement amount is recorded as revenue. DoD revenue from the TKM-Ebola program also compensates us for labor and overheads and provides an incentive fee. As described in our critical accounting policies in our Annual Report, we estimate the labor and overhead rates to be charged under our TKM-Ebola contract and update these rate estimates throughout the year. In July 2015, we announced that activities had been suspended and in Q4 2015, the DoD contract was terminated. We are currently conducting contract close out procedures with the DoD.

In January 2014, we signed an Option Agreement and a Services Agreement with Monsanto for the use of our proprietary delivery technology and related intellectual property in agriculture. Over the option period, which was expected to be approximately four years, Monsanto were to make payments to us to maintain their option rights. In 2014, we received a total of $17.5 million for the use of technology and the completion of specified program developments. In 2015, we received an additional $1.8 million related to research services. The payments were being recognized as revenue on a straight-line basis over the option period. In Q4 2015, we did not receive further payments from Monsanto for the continuance of research activities under the arrangement. As such, we revised our estimated option period end date to December 31, 2015, resulting in the full release of Monsanto deferred revenue and recognition of $11.8 million in Monsanto revenue in Q4 2015. In March 2016, Monsanto exercised its option to acquire 100% of the outstanding shares of Protiva Agricultural Development Company Inc. (PADCo), for which Monsanto paid us an exercise fee of $1.0 million in Q1 2016. We recorded this receipt in Q1 2016 as Other Income.

In November 2014, we signed a License Agreement and a Development and Supply Agreement with Dicerna for the use of our proprietary delivery technology and related technology intended to develop, manufacture, and commercialize products related to treatment of PH1. In Q4 2014, we received an upfront payment of $2.5 million, which was recognized over the period over which we provided services to Dicerna. In September 2016, Dicerna announced the discontinuation of their DCR-PH1 program using our technology. As such, in Q3 2016, we recognized the remaining balance of Dicerna license fee revenue of $0.6 million, as well as other Dicerna collaboration revenue for the provision of development services.

Under our licensing arrangements with Alnylam and Alexion we have the potential to earn further development and commercial milestones and royalties for the use of our LNP technology.

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

Setting aside intangible asset and goodwill impairment charges in Q3 2015, Q2 2016, and Q4 2016 and acquisition costs in Q1 2015, there has been a steady underlying increase in our expenses for the past eight quarters. In Q1 2015, we initiated a Phase I Clinical Trial for TKM-HBV and incurred significant material costs related to the TKM-Ebola-Guinea contract with the DoD. In addition, we incurred $9.3 million in costs for professional fees related to completing the merger with Arbutus Inc. (formerly OnCore). In Q2 2015, we incurred an incremental $2.9 million in R&D expenses related to our HBV programs acquired through the merger with Arbutus Inc. In Q3 2015, we incurred $5.5 million in incremental R&D expenses primarily related to an increase in HBV and HCC clinical trial expenses due to an increase in patient enrollment and a ramp up in spending on Arbutus Inc. HBV programs. Also in Q3 2015, we recorded an estimated impairment charge of $38.0 million as we discontinued our cyclophilin inhibitor program based on our conclusion that cyclophilins do not play a meaningful role in HBV biology. From Q4 2015 to Q4 2016, we continued to incur R&D expense related to our HBV programs, including initiation of our ARB-1467 and ARB-1740 in Phase 2 clinical trials and costs incurred in Q4 2016 preparing to advance our AB-423 to Phase 1 clinical trials. In Q2 2016, we recorded an impairment charge of $156.3 million (before deferred tax) for the discontinuance of the ARB-1598 program in the Immune Modulators drug class after extensive research and analysis, as well as a delay for additional exploration of the biology of the cccDNA Sterilizer drug class. In Q4 2016, we recorded an impairment charge of $96.9 million for our intangible assets (before deferred tax) and impairment charge of $138.1 million for our goodwill which resulted from a change in the estimated cost of capital and resulting discount rate used in our annual impairment assessment. This change in the discount rate was made to address the sustained discrepancy between our market capitalization and the carrying value of intangible assets and goodwill - see Note 2 to our consolidated financial statements included in Part II, Item 8, "Financial Statements and Supplementary Data". Following the merger with Arbutus Inc., we have recorded to date non-cash compensation expense of $48.7 million related to the expiry of repurchase rights on shares issued as part of the consideration paid for the merger with Arbutus Inc. - see "Results of Operations".

Other income (losses) / Other income (losses) consist primarily of changes in the fair value of our warrant liability and contingent consideration and foreign exchange differences.

We have recorded large foreign exchange gains and losses over the past eight quarters including a gain of $11.8 million in Q3 2015. Up until December 31, 2015, our foreign exchange gains and losses largely related to U.S. dollar cash and investment holdings and fluctuations in the U.S./Canadian dollar exchange rate. We expect to record future foreign exchange gains and losses, on conversion from the Canadian dollar, to the U.S. dollar, as the functional currency for the company changed from the Canadian dollar to the U.S. dollar effective January 1, 2016. This change in functional currency results in a smaller proportion of our cash and investments being held in a foreign currency, and therefore, reduces the level of gains and losses we expect to record in this respect.

In Q1 2016, other income included a $1.0 million gain on disposition of financial instrument related to the option exercise fee we received from Monsanto for the acquisition of PADCo in March 2016.

See Results of Operations below for a discussion of the contingent consideration charge.

Income tax benefit / Income tax benefit relates to the decrease in deferred tax liability associated with the impairment charge recorded on acquired intangible assets. In Q3 2015, we recorded $15.2 million of income tax benefit for the estimated impairment of our cyclophilin inhibitor program, OCB-030. In Q4 2015, we recorded a further $1.0 million in income tax benefit due to the revision of fair value of cyclophilins. In Q2 2016 and in Q4 2016, we recorded $64.8 million and $40.1 million in income tax benefit associated with the impairment charges described above.

Net loss / Fluctuations in our net loss are explained by changes in revenue, expenses, other income (losses) and income tax as discussed above.

Fourth quarter of 2016 / Our Q4 2016 net loss was $242.8 million ($4.49 basic and diluted loss per common share) as compared to a net loss of $5.2 million ($0.10 basic and diluted per common share) for Q4 2015.

Revenue in Q4 2016 was minimal following the termination of our contract with Dicerna in September 2016.

Research, development, collaborations and contracts expenses increased to $17.6 million in Q4 2016 as compared to $14.9 million in Q4 2015. In Q4 2016, we incurred incremental expenses related to our HBV programs as we continue to move candidates through clinical trials, and advancing multiple research candidates through pre-clinical evaluations. In Q4 2016, we initiated our ARB-1740 in Phase 2 clinical trials, and incurred costs preparing to advance AB-423 to Phase 1 clinical trials. In addition, we recorded $3.0 million in non-cash compensation expense related to the expiry of repurchase rights on shares issued as part of the consideration paid for the merger with Arbutus Inc. (refer to notes to the financial statements), of which $1.5 million has been included as part of research, development, collaborations and contracts expense, and $1.5 million included as part of general and administrative expense. In Q4 2016, we recorded an impairment charge of $96.9 million for our intangible assets (before deferred tax) and impairment charge of $138.1 million for our goodwill which resulted from a change in the estimated discount rate used in our annual impairment assessment. This change in the discount rate was made to address the sustained discrepancy between our market capitalization and the carrying value of intangible assets - see Note 2 to our consolidated financial statements included in Part II, Item 8, "Financial Statements and Supplementary Data".

Other gains in Q4 2016 primarily consists of a foreign exchange gain of $1.1 million on our Canadian dollar funds.

RESULTS OF OPERATIONS

The following summarizes the results of our operations for the 2016, 2015, and 2014 fiscal years, in millions except per share data:

	2016	2015	2014
Total revenue	$1.5	$24.9	$15.0
Operating expenses	493.1	127.2	48.4
Loss from operations	(491.6)	(102.3)	(33.4)
Net loss	(384.2)	(61.1)	(38.8)
Basic loss per share	(7.24)	(1.34)	(1.80)
Diluted loss per share	(7.24)	(1.34)	(1.80)
Total assets	275.9	712.3	118.2
Total liabilities	72.9	164.6	30.1
Total non-current liabilities	62.3	154.0	9.9
Deficit	(651.1)	(267.0)	(205.9)
Accumulated other comprehensive loss	(49.8)	(49.8)	(22.3)
Total stockholders’ equity	$203.0	$547.7	$88.0

Year ended December 31, 2016 compared to the year ended December 31, 2015

For the fiscal year ended December 31, 2016, our net loss was $384.2 million ($7.24 basic and diluted loss per common share) as compared to a net loss of $61.1 million ($1.34 basic and diluted loss per common share) for 2015.

Revenue / Revenue is summarized in the following table, in millions:

	2016	% of Total	2015	% of Total
Collaborations and contracts
DoD	$—	—%	$6.8	27%
Monsanto	—	—%	4.7	19%
Dicerna	0.2	13%	1.8	7%
Total collaborations and contracts	0.2	13%	13.3	53%
Monsanto licensing fees and milestone payments	—	—%	10.3	42%
Dicerna licensing fee	1.1	73%	1.1	4%
Other milestone and royalty payments	0.2	14%	0.2	1%
Total revenue	$1.5		$24.9

Revenue contracts are described in more detail in "Item 1. Overview".

DoD revenue

In July 2015, we announced that Ebola related activities were being suspended and, in Q4 2015, we received formal notification from the DoD terminating the contract, subject to the completion of certain post-termination obligations. We do not expect to record significant revenue from the DoD contract after December 31, 2015 and did not receive any revenue from the DoD contract in 2016.

Monsanto revenue

In January 2014, we signed an Option Agreement and a Services Agreement (together, the “Agreements”) with Monsanto. Under the Agreements, Monsanto had an option to obtain a license to use our proprietary delivery technology and related intellectual property for use in agriculture.

Under the Agreements, we established a wholly-owned subsidiary, PADCo. We determined that PADCo was a variable interest entity (“VIE”); however, Monsanto was the primary beneficiary of the arrangement. PADCo was established to perform research and development activities, which were funded by Monsanto in return for a call option to acquire the equity or all of the assets of PADCo. On March 4, 2016, Monsanto exercised its option to acquire 100% of the outstanding shares of PADCo and paid us an option exercise fee of $1.0 million. From the acquisition of PADCo, Monsanto received a worldwide, exclusive right to use our proprietary delivery technology in the field of agriculture. We recorded the exercise fee received as gain on disposition of financial instrument on our consolidated statement of operations and comprehensive loss for the year ended December 31, 2016.

Dicerna revenue

In November 2014, we signed a License Agreement and a Development and Supply Agreement with Dicerna for the use of our proprietary delivery technology and related technology intended to develop, manufacture, and commercialize products related to the treatment of PH1. Licensing fee revenue recognized for the year ended December 31, 2015 relates to the earned portion of the upfront payment of $2.5 million for the use our of technology, which was being recognized over the period over which we provided services to Dicerna. In September 2016, Dicerna announced the discontinuation of their DCR-PH1 program using the Company's technology. As such, we revised the estimated completion date of performance period from March 2017 to September 30, 2016, at which time we had no further remaining performance obligations. This resulted in the recognition of $1.1 million in Dicerna license fee revenue for the year ended December 31, 2016.

Other milestone and royalty payments

Under our licensing arrangements with Alnylam and Alexion we have the potential to earn further development and commercial milestones and royalties for the use of our LNP technology.

In September 2013, Spectrum announced that they had shipped the first commercial orders of Marqibo. We continue to earn royalties on the sales of Marqibo, which uses a license to our technology.

Expenses / Expenses are summarized in the following table, in millions:

	2016	% of Total	2015	% of Total
Research, development, collaborations and contracts	$61.3	12%	$51.5	40%
General and administrative	39.4	8%	26.4	21%
Depreciation	1.1	—%	0.6	—%
Acquisition costs	—	—%	9.7	8%
Impairment of intangible assets	253.2	51%	$39.0	31%
Impairment of goodwill	138.1	28%	$—	—%
Total operating expenses	$493.1		$127.2

Research, development, collaborations and contracts

Research, development, collaborations and contracts expenses consist primarily of clinical and pre-clinical trial expenses, personnel expenses, consulting and third party expenses, consumables and materials, as well as a portion of stock-based compensation and general overhead costs.

R&D expenses increased during 2016 as compared to 2015 as we increased our spending on our HBV programs as we continue to advance them through the clinic in 2016 when we initiated Phase 2 clinical trials for ARB-1467 and ARB-1740, and prepared to advance AB-423 to Phase 1 clinical trial. We also continue to incur incremental costs related to an increase in activities for research and preclinical HBV programs, focusing on advancing the development of our candidates to support future clinical combination studies.

R&D compensation expense increased in 2016 as compared to 2015 due to an increase in the number of employees in support of our expanded portfolio of product candidates, as well as from our merger with Arbutus Inc. In addition, in the year ended December 31, 2016, we incurred a total of $32.0 million of non-cash compensation expense related to the expiry of repurchase rights on shares issued as part of the consideration paid for the merger with Arbutus Inc. (see table of quarterly charges below and refer to notes to the financial statements for further details), of which $6.0 million has been included as part of research, development, collaborations and contracts expense, and $26.0 million included as part of general and administrative expense.

A significant portion of our research, development, collaborations and contracts expenses are not tracked by project as they benefit multiple projects or our technology platform and because our most-advanced programs are not yet in late-stage clinical development. However, our collaboration agreements contain cost-sharing arrangements pursuant to which certain costs incurred under the project are reimbursed. Costs reimbursed under collaborations typically include certain direct external costs and hourly or full-time equivalent labor rates for the actual time worked on the project. In addition, we have been reimbursed under government contracts for certain allowable costs including direct internal and external costs. As a result, although a significant portion of our research, development, collaborations and contracts expenses are not tracked on a project-by-project basis, we do track direct external costs attributable to, and the actual time our employees worked on, our collaborations and government contracts.

General and administrative

General and administrative expenses increased in 2016 compared to 2015 due largely to an increase in compensation expense linked to our increase in employee base and incremental corporate expenses to support the growth of the Company following the completion of our merger with Arbutus Inc. This includes a non-cash compensation expense of $26.0 million we incurred related to the expiry of repurchase rights on shares issued as part of consideration paid for the merger with Arbutus Inc. (see above). In Q2 2016, we incurred an acceleration of incremental non-cash compensation expense due to the expiration of repurchase rights triggered by the departure of two of the four Arbutus Inc. founders. The following table summarizes the non-cash compensation expense recorded related to the expiry of repurchase rights, in millions:

	Q4	Q3	Q2	Q1	Q4	Q3	Q2	Q1
	2016	2016	2016	2016	2015	2015	2015	2015
Research and development	$1.5	$1.5	$1.5	$1.5	$1.5	$1.4	$1.0	$0.3
General and administrative	1.5	1.5	18.5	4.5	4.5	4.3	3.1	0.9
Total non-cash compensation for repurchase rights expiration	$3.0	$3.0	$20.0	$6.0	$6.0	$5.7	$4.1	$1.2

Acquisition costs

In 2015, we incurred $9.7 million in costs for professional fees related to completing the merger with Arbutus Inc. - see "Item 1. Overview". This cost is specific to the merger with Arbutus Inc., and such costs are only incurred when a business combination occurs.

Impairment of intangible assets and goodwill

For the year ended December 31, 2016, we recorded a net impairment charge of $148.2 million on intangible assets ($253.2 million less deferred taxes of $105.0 million). $156.3 million was recorded in the second quarter for the discontinuance of the ARB-1598 program in the Immune Modulator drug class after extensive research and analysis, as well as a delay for additional exploration of the biology of the cccDNA Sterilizer drug class. A further $96.4 million was recorded in the fourth quarter as a result of a change in the estimated cost of capital and resulting discount rate used in our annual impairment assessment. This change in discount rate was made to address the sustained discrepancy between our market capitalization and the carrying value of our intangible assets. For the year-ended December 31, 2015, we recorded an impairment charge of $39.0 million based on our decision to discontinue our cyclophilin inhibitors program, OCB-030.

On December 31, we performed our annual impairment analysis for goodwill and recorded an impairment of $138.1 million for the year ended December 31, 2016. As discussed above, we re-assessed the discount rate used in our valuation models used to assess the carrying value of goodwill and intangible assets for impairment as a result of the sustained discrepancy between market capitalization, carrying values and fair values.

Other income (losses) / Other income (losses) are summarized in the following table, in millions:

	2016	2015
Interest income	$1.4	$0.7
Foreign exchange gains	1.1	21.8
Gain on disposition of financial instrument	1.0	—
Decrease in fair value of warrant liability	0.5	3.3
Increase in fair value of contingent consideration	(1.6)	(0.8)
Total other income (losses)	$2.4	$25.0

Foreign exchange gains

On January 1, 2016, our functional currency changed from the Canadian dollar to the U.S. dollar based on our analysis of changes in the primary economic environment in which we operate. We will continue to incur substantial expenses and hold cash and investment balances in Canadian dollars, and as such, will remain subject to risks associated with foreign currency fluctuations. For the year ended December 31, 2016, we recorded a foreign exchange gain of $1.1 million which is primarily an unrealized gain related to an appreciation in the value of our Canadian dollar funds from the previous period, when translated to our functional currency of U.S. dollars.

Gain on disposition of financial instrument

On March 4, 2016, Monsanto exercised its option to acquire 100% of the outstanding shares of our wholly-owned subsidiary, PADCo, as described above and paid us an exercise fee of $1.0 million.

Decrease in fair value of warrant liability

In conjunction with equity and debt financing transactions in 2011 and 2012, we issued warrants to purchase our common share. We are accounting for the warrants under the authoritative guidance on accounting for derivative financial instruments indexed to, and potentially settled in, a company’s own stock, on the understanding that in compliance with applicable securities laws, the registered warrants require the issuance of registered securities upon exercise and do not sufficiently preclude an implied right to net cash settlement. At each balance sheet date the warrants are revalued using the Black-Scholes model and the change in value is recorded in the consolidated statement of operations and comprehensive income (loss). In June 2016, the warrants from our 2011 debt financing expired and the fair value of unexercised warrants were recorded in decrease in fair value of warrant liability for the year ended December 31, 2016.

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

Increase in fair value of contingent consideration

The contingent consideration represents the estimated regulatory, development and sales milestone payments payable to the previous Enantigen shareholders. Enantigen was acquired by Arbutus Inc. in 2014. As at the acquisition date of Arbutus Inc., the contingent consideration had an estimated fair value of approximately $6.7 million. Contingent consideration is a financial liability, and we determine its fair value at each reporting period with any changes in fair value from the previous reporting period recorded in the statement of operations and comprehensive loss. For the period ended December 31, 2016, we performed an evaluation of the fair value of the contingent consideration using the probability weighted assessment of likelihood of milestone payments as described above and determined the fair value of the contingent consideration has increased by $1.6 million to $9.1 million from $7.5 million as at December 31, 2015. The increase in fair value has been recorded in other losses in the statement of operations and comprehensive loss for the year ended December 31, 2016.

Income tax benefit

For the year ended December 31, 2016, we recorded an income tax benefit of $105.0 million due to the decrease in deferred tax liability resulting from the impairment charge to intangible assets.

Year ended December 31, 2015 compared to the year ended December 31, 2014

For the fiscal year ended December 31, 2015, our net loss was $61.1 million ($1.34 basic and diluted loss per common share) as compared to a net loss of $38.8 million ($1.80 basic and diluted loss per common share) for 2014.

Revenue / Revenue is summarized in the following table, in millions:

	2015	% of Total	2014	% of Total
Collaborations and contracts
DoD	$6.8	27%	$8.4	56%
Monsanto	4.7	19%	1.1	7%
BMS	—	—%	1.7	12%
Dicerna	1.8	7%	0.5	3%
Other RNAi collaborators	—	—%	—	—%
Total collaborations and contracts	13.3	53%	11.7	78%
Monsanto licensing fee	10.3	41%	2.7	18%
Dicerna licensing fee	1.1	4%	0.1	1%
Other milestone and royalty payments	0.3	1%	0.4	3%
Total revenue	$24.9		$15.0

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

Dicerna revenue

In November 2014, we signed a License Agreement and a Development and Supply Agreement with Dicerna for the use of our proprietary delivery technology and related technology intended to develop, manufacture, and commercialize products related to the treatment of PH1. Licensing fee revenue recognized for the year-ended December 31, 2015 relates to the earned portion of the upfront payment of $2.5 million for the use our of technology, which was being recognized over the period over which we provide services to Dicerna, estimated to complete in March 2017. Collaboration revenue for the year ended December 31, 2015 relates to inventory manufactured for, and services provided to, Dicerna.

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

Other milestone and royalty payments

Under our licensing arrangements with Alnylam and Alexion we have the potential to earn further development and commercial milestones and royalties for the use of our LNP technology.

In September 2013, Spectrum announced that they had shipped the first commercial orders of Marqibo. We continue to earn royalties on the sales of Marqibo, which uses a license to our technology.

Expenses / Expenses are summarized in the following table, in millions:

	2015	% of Total	2014	% of Total
Research, development, collaborations and contracts	$51.5	40%	$38.7	80%
General and administrative	26.4	21%	8.7	18%
Depreciation	0.6	—%	0.5	1%
Acquisition costs	9.7	8%	0.5	1%
Impairment of intangible assets	$39.0	31%	$—	—%
Total operating expenses	$127.2		$48.4

Research, development, collaborations and contracts

Research, development, collaborations and contracts expenses consist primarily of clinical and pre-clinical trial expenses, personnel expenses, consulting and third party expenses, consumables and materials, as well as a portion of stock-based compensation and general corporate costs.

R&D expenses increased during 2015 as compared to 2014 as we increased our spending on ARB-1467 (TKM-HBV) for which Phase 1 clinical trials were initiated in 2015. We also incurred incremental costs related to an increase in activities for the preclinical HBV programs we acquired from our merger with Arbutus Inc. In addition, we increased research activities related to our collaboration contracts with the DoD, Monsanto, and Dicerna.

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

Acquisition costs

In 2015, we incurred $9.7 million in costs for professional fees related to completing the merger with Arbutus Inc. - see "Item 1. Overview". This is a one-time cost specific to the merger with Arbutus Inc., and such costs are only incurred when a business combination occurs.

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

Other income (losses) / Other income (losses) are summarized in the following table, in millions:

	2015	2014
Interest income	$0.7	$0.9
Foreign exchange gains	21.8	4.1
Increase in fair value of warrant liability	3.3	(10.4)
Increase in fair value of contingent consideration	$(0.8)	$—
Total other losses	$25.0	$(5.4)

Foreign exchange gains

For the year-ended December 31, 2015, we recorded a foreign exchange gain of $21.8 million, which is primarily an unrealized gain related to an appreciation in the value of our U.S. dollar funds from the previous period when converted to our functional currency of Canadian dollars. Cumulative translation adjustments, which resulted from converting from our functional currency of Canadian dollars to our reporting currency of U.S. dollars, do not impact our net loss calculation and are not included in foreign exchange gains (losses), but are included in cumulative translation adjustment in other comprehensive loss.

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

Increase in fair value of contingent consideration

The contingent consideration represents the estimated regulatory, development and sales milestone payments payable to the previous Enantigen shareholders. Enantigen was acquired by Arbutus Inc. in 2014. As at the acquisition date of Arbutus Inc., the contingent consideration had an estimated fair value of approximately $6.7 million. Contingent consideration is a financial liability, and we determine its fair value at each reporting period with any changes in fair value from the previous reporting period recorded in the statement of operations and comprehensive loss. For the period ended December 31, 2015, we performed an evaluation of the fair value of the contingent consideration using the probability weighted assessment of likelihood of milestone payments as described above and determined the fair value of the contingent consideration had increased by $0.8 million to $7.5 million. The increase in fair value has been recorded in other losses in the statement of operations and comprehensive loss for the year-ended December 31, 2015.

Income tax benefit

For the year-ended December 31, 2015, we recorded an income tax benefit of $16.2 million due to the decrease in deferred tax liability resulting from the impairment charge we recorded for the discontinuance of our cyclophilin inhibitor program.

LIQUIDITY AND CAPITAL RESOURCES

The following table summarizes our cash flow activities for the periods indicated, in millions:

	Year ended December 31
	2016	2015	2014
Net loss for the year	$(384.2)	$(61.1)	$(38.8)
Adjustments to reconcile net loss to net cash used in operating activities	326.7	21.0	9.9
Changes in operating assets and liabilities	(0.5)	(14.6)	16.5
Net cash used in operating activities	(57.9)	(54.8)	(12.4)
Net cash provided by (used in) investing activities	(99.1)	7.7	(43.0)
Net cash provided by financing activities	12.6	143.9	60.7
Effect of foreign exchange rate changes on cash & cash equivalents	1.0	(2.2)	(1.8)
Net increase in cash and cash equivalents	(143.4)	94.6	3.5
Cash and cash equivalents, beginning of year	166.8	72.2	68.7
Cash and cash equivalents, end of year	$23.4	$166.8	$72.2

At December 31, 2016, we had cash and cash equivalents of $23.4 million, short-term investments of $107.1 million, and restricted investments of $12.6 million, totaling $143.2 million as compared to cash, cash equivalents, and short and long-term investments of $191.4 million at December 31, 2015.

Since our incorporation, we have financed our operations through the sales of shares, units, debt, revenues from research and development collaborations and licenses with corporate partners, interest income on funds available for investment, and government contracts, grants and tax credits.

Operating activities used $57.9 million in cash in 2016 as compared to $54.8 million used in 2015 and $12.4 million used in 2014. The increase in cash used from operating activities was primarily related to the expansion of our research and development as we continue to move our product candidates into the clinic. Significant non-cash items to reconcile net loss used by operating activities include impairment of intangible assets of $148.2 million (net of deferred income tax benefit of $105.0 million), as well as impairment of goodwill of $138.1 million.

Investing activities used cash of $99.1 million in 2016 compared to cash provided of $7.7 million in 2015 and cash used of $43.0 million in 2014. Cash used increased in 2016 due to additional short and long-term investments we acquired during the year, as well as an increase in restricted cash (investment) related to our new loan payable we entered into in December 2016 (see below). Cash provided in 2015 was from the maturity of guaranteed investment certificates during the year.

On March 18, 2014, we completed an underwritten public offering of 2,125,000 common shares, at a price of $28.50 per share, representing gross proceeds of $60.5 million, and net proceeds of $56.5 million. On March 25, 2015, we completed an underwritten public offering of 7,500,000 common shares, at a price of $20.25 per share, representing gross proceeds of $151.9 million, and net proceeds of $142.2 million. We are using these proceeds to develop and advance product candidates through clinical trials, as well as for working capital and general corporate purposes.

On December 27, 2016, we obtained a $12.0 million loan from Wells Fargo, secured by $12.6 million in restricted cash. The loan is due on December 27, 2019, and we are able to partially or wholly repay the borrowings at any time. We are using these proceeds primarily to renovate newly leased laboratory and office space in Warminster, Pennsylvania. The newly leased facility will allow us to expand our U.S. research and development activities.

Cash requirements / At December 31, 2016 we held $23.4 million in cash and cash equivalents, $107.1 million in short-term investments, and $12.6 million in restricted cash (investments). We believe we have sufficient cash resources for at least the next 12 months. In the future, substantial additional funds will be required to continue with the active development of our pipeline products and technologies. In particular, our funding needs may vary depending on a number of factors including:

•	the need for additional capital to fund future business development programs;

•	revenues earned from our legacy licensing agreements, including milestone and royalty payments from Alnylam, Alexion and Spectrum;

•	the extent to which we continue the development of our product candidates, add new product candidates to our pipeline, or form collaborative relationships to advance our products;

•	our decisions to in-license or acquire additional products or technology for development, in particular for our HBV programs;

•	our ability to attract and retain corporate partners, and their effectiveness in carrying out the development and ultimate commercialization of our product candidates;

•	extent of cash inflow from licensing our LNP technology and royalty entitlements;

•	whether batches of drugs that we manufacture fail to meet specifications resulting in delays and investigational and remanufacturing costs;

•	the decisions, and the timing of decisions, made by health regulatory agencies regarding our technology and products;

•	competing technological and market developments; and

•	costs associated with prosecuting and enforcing our patent claims and other intellectual property rights, including litigation and arbitration arising in the course of our business activities.

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

CONTRACTUAL OBLIGATIONS

Facility lease / On August 9, 2016, we signed a new lease agreement effective November 1, 2016, subsequently amended to October 7, 2016, to move our U.S. operations to 701 Veterans Circle, Warminster, Pennsylvania. The new location has approximately 35,000 square feet of laboratory facilities and office space. The lease expires on April 30, 2027. Estimated total lease and operating cost commitment for this lease is approximately $6.9 million. We also have the option of extending the lease for two five-year terms.

Product development partnership with the Canadian Government / We entered into a Technology Partnerships Canada (TPC) agreement with the Canadian Federal Government on November 12, 1999.  Under this agreement, TPC agreed to fund 27% of our costs incurred prior to March 31, 2004, in the development of certain oligonucleotide product candidates up to a maximum contribution from TPC of $7.2 million (C$9.3 million).  As at December 31, 2016, a cumulative contribution of $2.8 million (C$3.7 million) had been received and we do not expect any further funding under this agreement.  In return for the funding provided by TPC, we agreed to pay royalties on the share of future licensing and product revenue, if any that is received by us on certain non-siRNA oligonucleotide product candidates covered by the funding under the agreement.  These royalties are payable until a certain cumulative payment amount is achieved or until a pre-specified date.  In addition, until a cumulative amount equal to the funding actually received under the agreement has been paid to TPC, we agreed to pay a 2.5% royalty on any royalties we receive for Marqibo.

In September 2013, we began to earn royalties on Marqibo and the cumulative amount paid or accrued up to December 31, 2016 was $0.02 million resulting in the contingent amount due to TPC being $2.8 million (C$3.7 million).

Contingent consideration from Arbutus Inc. acquisition of Enantigen and License Agreements between Enantigen and Blumberg and Drexel

In October 2014, Arbutus Inc. acquired all of the outstanding shares of Enantigen pursuant to a stock purchase agreement. Through this transaction, Arbutus Inc. acquired a HBV surface antigen secretion inhibitor program and a capsid assembly inhibitor program, each of which are now assets of Arbutus, following the Company’s merger with Arbutus Inc. in March 2015.

Under the stock purchase agreement, Arbutus Inc. agreed to pay up to a total of $21.0 million to Enantigen’s selling stockholders upon the achievement of certain triggering events related to HBV therapies. The first triggering event is enrollment of the first patient in a Phase 1b clinical trial in HBV patients, which we expect may occur in the next twelve month period.

The regulatory, development and sales milestone payments have an estimated fair value of approximately $6.7 million as at the date of acquisition of Arbutus Inc. in March 2015, and have been treated as contingent consideration payable in the purchase price allocation. Contingent consideration is considered as a financial liability, and measured at its fair value at each reporting period with any changes in fair value from the previous reporting period recorded in the statement of operations and comprehensive loss. For the period ended December 31, 2016, we performed an evaluation of the fair value of the contingent consideration using the probability weighted assessment of likelihood of milestone payments as described above. We determined the fair value of the contingent consideration has increased to $11.1 million and the increase in fair value of $3.6 million has been recorded in other losses in the statement of operations and comprehensive loss for the year ended December 31, 2016.

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

On June 5, 2016, we entered into an amended and restated research collaboration and funding agreement with Blumberg, primarily to: (1) increase the annual funding amount to Blumberg from $1.0 to $1.1 million; (ii) extend the initial term through to October 29, 2018; (iii) provide an option for us to extend the term past October 29, 2018 for two additional one year terms; and (iv) expand our exclusive license under the Agreement to include the sole and exclusive right to obtain an exclusive, royalty-bearing, worldwide and all-fields license under Blumberg's rights in certain other inventions described in the agreement.

NeuroVive Pharmaceutical AB (“NeuroVive”)

In September 2014, Arbutus Inc. (OnCore) entered into a license agreement with NeuroVive that granted them an exclusive, worldwide, sub-licensable license to develop, manufacture and commercialize, for the treatment of HBV, oral dosage form sanglifehrin based cyclophilin inhibitors (including OCB-030).

In 2015, we discontinued the OCB-30 development program based on significant research and analysis. In July 2016, we provided NeuroVive with a notice of termination of the license agreement. The parties agreed to terminate the agreement in October 2016.

Cytos Biotechnology Ltd (“Cytos”)

On December 30, 2014, Arbutus Inc. (OnCore) entered into an exclusive, worldwide, sub-licensable (subject to certain restrictions with respect to licensed viral infections other than hepatitis) license to 6 different series of compounds. The licensed compounds are Qbeta-derived virus-like particles that encapsulate TLR9, TLR7 or RIG-I agonists and may or may not be conjugated with antigens from the hepatitis virus or other licensed viruses.  We have an option to expand this license to include additional viral infections other than influenza and Cytos will retain all rights for influenza, all non-viral infections, and all viral infections (other than hepatitis) for which it has not exercised its option.

In partial consideration for this license, we are obligated to pay Cytos up to a total of $67.0 million for each of the licensed compound series upon the achievement of specified development and regulatory milestones; for hepatitis and each additional licensed viral infection, up to a total of $110.0 million upon the achievement of specified sales performance milestones; and tiered royalty payments in the high-single to low-double digits, based upon the proportionate net sales of licensed products in any commercialized combination. In 2016, we discontinued the TLR9 development program based on significant levels of research and analysis.

The following table summarizes our contractual obligations as at December 31, 2016:

(in millions)	Payments Due by Period
	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years
Contractual Obligations
Facility lease	$9.4	$1.5	$2.7	$1.4	$3.8

We in-license technology from a number of sources. Pursuant to these in-license agreements, we will be required to make additional payments if and when we achieve specified development, regulatory, financial and commercialization milestones. To the extent we are unable to reasonably predict the likelihood, timing or amount of such payments; we have excluded them from the table above. Our technology in-licenses are further described in "Item 1. Overview".

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

OUTSTANDING SHARE DATA

At March 14, 2017, we had 55,023,207 common shares issued and outstanding, and outstanding options to purchase an additional 3,749,763 common shares.

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

Please refer to Note 2 to our consolidated financial statements included in Part II, Item 8, "Financial Statements and Supplementary Data," of this annual report on Form 10-K for a description of recent accounting pronouncements applicable to our business.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Interest rate risk

We are exposed to market risk related to changes in interest rates, which could adversely affect the value of our interest rate sensitive assets and liabilities.  We do not hold any instruments for trading purposes and investment decisions are governed by a Board approved Investment Policy. As at December 31, 2016, we had cash and cash equivalents of $23.4 million and short- and restricted investments of $119.7 million, as compared to $166.8 million of cash and cash equivalents and $24.6 million of short- and long-term investments as at December 31, 2015. We invest our cash reserves in high interest saving accounts and guaranteed investment certificates and term deposits with varying terms to maturity (not exceeding two years) issued by major Canadian banks, selected with regard to the expected timing of expenditures for continuing operations and prevailing interest rates.

The fair value of our cash investments as at December 31, 2016 is equal to the face value of those investments and the value reported in our balance sheet.  Due to the relatively short-term nature of the investments that we hold, we do not believe that the results of operations or cash flows would be affected to any significant degree by a sudden change in market interest rates relative to our investment portfolio.  Our debt instrument sensitive to changes in interest rate is our warrant liability and liability-classified stock options, with its fair value determined using the Black-Scholes model, which uses interest rate as an input. We have estimated the effects on our warrant liability and liability-classified stock options based on a one percentage point hypothetical adverse change in interest rates as of December 31, 2016 and 2015. We determined the hypothetical fair value using the same Black-Scholes model, and determined that an increase in the interest rates of one percentage point would have had an immaterial change to our warrant liability and liability-classified stock option awards as at December 31, 2016 and 2015.

Foreign currency exchange risk

In addition, we are exposed to market risk related to changes in foreign currency exchange rates. We have not entered into any agreements or purchased any instruments to hedge possible currency risks at this time.  We manage our exchange rate risk by using cash received in a currency to pay for expenses in that same currency, whenever possible. Our policy is to maintain US and Canadian dollar cash and investment balances based on long term forecasts of currency needs thereby creating a natural currency hedge. As of December 31, 2016 and 2015, an adverse change of one percentage point in the foreign currency exchange rates of Canadian to US dollars would have resulted in an incremental loss of $0.4 million and $2.1 million, respectively. We recorded foreign exchange gains of $1.1 million and $21.8 million for the fiscal years ended December 31, 2016 and 2015, respectively.

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

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of Arbutus Biopharma Corporation

We have audited the accompanying consolidated balance sheets of Arbutus Biopharma Corporation as of December 31, 2016 and December 31, 2015 and the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2016. These consolidated financial statements are the responsibility of Arbutus Biopharma Corporation’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Arbutus Biopharma Corporation as of December 31, 2016 and December 31, 2015, and its consolidated results of operations and its consolidated cash flows for each of the years in the three-year period ended December 31, 2016 in conformity with US generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Arbutus Biopharma Corporation’s internal control over financial reporting as of December 31, 2016, based on the criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 21, 2017 expressed an adverse opinion on the effectiveness of Arbutus Biopharma Corporation’s internal control over financial reporting.

/s/ KPMG LLP
Chartered Professional Accountants
March 21, 2017

Vancouver, Canada

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of Arbutus Biopharma Corporation

We have audited Arbutus Biopharma Corporation’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Arbutus Biopharma Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual financial statements will not be prevented or detected on a timely basis. A material weakness related to management's review of the estimated discount rate and mathematical accuracy of the impairment calculation in the annual impairment evaluation of intangible assets and goodwill has been identified and included in Management's Annual Report on Internal Control over Financial Reporting. In connection with the selection of an appropriate discount rate, management's internal controls were not operating effectively to identify and address on a timely basis a potential bias for exercising judgment specifically with respect to the discount rate used. In connection with the mathematical accuracy of the impairment calculation, the Company's internal controls were not operating effectively to identify an error in the spreadsheet used to calculate the goodwill impairment. We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Arbutus Biopharma Corporation as of December 31, 2016 and December 31, 2015 and the related consolidated statements of operations and comprehensive loss, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 2016. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2016 consolidated financial statements, and this report does not affect our report dated March 21, 2017, which expressed an unqualified opinion on those consolidated financial statements.

In our opinion, because of the effect of the aforementioned material weakness on the achievement of the objectives of the control criteria, Arbutus Biopharma Corporation has not maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/s/ KPMG LLP
Chartered Professional Accountants
March 21, 2017

Vancouver, Canada

ARBUTUS BIOPHARMA CORPORATION
Consolidated Balance Sheets
(Expressed in thousands of US Dollars, except share and per share amounts)
(Prepared in accordance with US GAAP)

	December 31, 2016	December 31, 2015
Assets
Current assets:
Cash and cash equivalents	$23,413	$166,779
Short-term investments (note 2)	107,146	14,525
Accounts receivable	273	1,008
Accrued revenue	128	128
Investment tax credits receivable	293	246
Prepaid expenses and other assets	1,311	1,196
Total current assets	132,564	183,882
Restricted investment (note 2)	12,601	—
Long-term investments	—	10,070
Property and equipment (note 5)	17,683	12,912
Less accumulated depreciation (note 5)	(10,738)	(9,729)
Property and equipment, net of accumulated depreciation (note 5)	6,945	3,183
Intangible assets (note 3)	99,445	352,642
Goodwill (note 3)	24,364	162,514
Total assets	$275,919	$712,291
Liabilities and stockholders' equity
Current liabilities:
Accounts payable and accrued liabilities (note 12)	$9,910	$8,827
Deferred revenue (note 4)	15	868
Liability-classified options (notes 2 and 6)	553	—
Warrants (notes 2 and 6)	107	883
Total current liabilities	10,585	10,578
Deferred revenue, net of current portion (note 4)	—	213
Loan payable (notes 2 and 9)	12,001	—
Contingent consideration (note 10)	9,065	7,497
Deferred tax liability (notes 3 and 8)	41,263	146,324
Total liabilities	72,914	164,612
Stockholders’ equity:
Common shares (note 6)
Authorized - unlimited number with no par value
Issued and outstanding: 54,841,494 (December 31, 2015 - 54,570,691)	867,393	834,240
Additional paid-in capital	36,543	30,206
Deficit	(651,149)	(266,985)
Accumulated other comprehensive loss	(49,782)	(49,782)
Total stockholders' equity	203,005	547,679
Total liabilities and stockholders' equity	$275,919	$712,291
Nature of business and future operations (note 1)
Contingencies and commitments (note 10)
Subsequent event (note 14)
See accompanying notes to the consolidated financial statements.

ARBUTUS BIOPHARMA CORPORATION
Consolidated Statements of Operations and Comprehensive Loss
(Expressed in thousands of US Dollars, except share and per share amounts)
(Prepared in accordance with US GAAP)

	Year ended December 31,
	2016	2015	2014
Revenue (note 4)
Collaborations and contracts	$229	$13,309	$11,738
Licensing fees, milestone and royalty payments	1,262	11,564	3,215
Total revenue	1,491	24,873	14,953

Expenses
Research, development, collaborations and contracts	61,253	51,505	38,713
General and administrative	39,438	26,438	8,683
Depreciation of property and equipment	1,092	589	529
Acquisition costs (note 2)	—	9,656	462
Impairment of intangible assets (note 3)	253,197	39,007	—
Impairment of goodwill (note 3)	138,150	—	—
Total expenses	493,130	127,195	48,387

Loss from operations	(491,639)	(102,322)	(33,434)

Other income (losses)
Interest income	1,391	674	853
Foreign exchange gains	1,120	21,771	4,127
Gain on disposition of financial instrument (note 4)	1,000	—	—
Decrease (increase) in fair value of warrant liability (note 2)	530	3,341	(10,383)
Increase in fair value of contingent consideration (note 2)	(1,568)	(770)	—
Total other income (losses)	$2,473	$25,016	$(5,403)

Loss before income taxes	(489,166)	(77,306)	(38,837)

Deferred income tax recovery (notes 3 and 8)	105,002	16,185	—
Net loss	$(384,164)	$(61,121)	$(38,837)

Loss per common share
Basic	$(7.24)	$(1.34)	$(1.80)
Diluted	$(7.24)	$(1.34)	$(1.80)
Weighted average number of common shares
Basic	53,074,401	45,462,324	21,603,136
Diluted	53,074,401	45,462,324	21,603,136
Other Comprehensive loss
Cumulative translation adjustment	—	(27,469)	(6,489)
Comprehensive loss	$(384,164)	$(88,590)	$(45,326)

See accompanying notes to the consolidated financial statements.

ARBUTUS BIOPHARMA CORPORATION
Consolidated Statement of Stockholders’ Equity
(Expressed in thousands of US Dollars, except share and per share amounts)
(Prepared in accordance with US GAAP)

	Number of shares	Share capital	Additional paid-in capital	Deficit	Accumulated other comprehensive loss	Total stockholders' equity
Balance, December 31, 2013	19,048,900	$216,702	$25,343	$(167,027)	$(15,824)	$59,194

Stock-based compensation	—	—	3,283	—	—	3,283
Issuance of common shares pursuant to exercise of options	648,506	5,034	(2,418)	—	—	2,616
Issuance of common shares pursuant to exercise of warrants	615,763	11,791	—	—	—	11,791
Issuance of common shares in conjunction with the private offering, net of issuance costs of $2,462,000	2,125,000	56,477	—	—	—	56,477
Currency translation adjustment	—	—	—	—	(6,489)	(6,489)
Net loss	—	—	—	(38,837)	—	(38,837)
Balance at December 31, 2014	22,438,169	290,004	26,208	(205,864)	(22,313)	88,035

Stock-based compensation	—	16,687	5,406	—	—	22,093
Issuance of common shares pursuant to exercise of options	640,457	4,186	(2,535)	—	—	1,651
Issuance of common shares pursuant to exercise of warrants	18,750	371	—	—	—	371
Issuance of common shares in conjunction with the private offering, net of issuance costs of $4,085,000	7,500,000	142,177	—	—	—	142,177
Increase of equity instruments in conjunction with the acquisition of Arbutus Inc. (note 3)	23,973,315	380,815	1,127	—	—	381,942
Currency translation adjustment	—	—	—	—	(27,469)	(27,469)
Net loss	—	—	—	(61,121)	—	(61,121)
Balance at December 31, 2015	54,570,691	834,240	30,206	(266,985)	(49,782)	547,679

Stock-based compensation	—	31,986	6,176	—	—	38,162
Reclassification of equity to liability stock option awards (notes 2 and 6)	—	—	(3,243)	—	—	(3,243)
Certain fair value adjustments to liability stock option awards (notes 2 and 6)	—	—	3,621	—	—	3,621
Issuance of common shares pursuant to exercise of options	100,303	475	(217)	—	—	258
Issuance of common shares pursuant to exercise of warrants	170,500	692		—	—	692
Net loss	—	—	—	(384,164)	—	(384,164)
Balance at December 31, 2016	54,841,494	$867,393	$36,543	$(651,149)	$(49,782)	$203,005

See accompanying notes to the consolidated financial statements.

ARBUTUS BIOPHARMA CORPORATION
Consolidated Statements of Cash Flows
(Expressed in thousands of US Dollars, except share and per share amounts)
(Prepared in accordance with US GAAP)

	Year ended December 31,
	2016	2015	2014
OPERATING ACTIVITIES
Net loss for the period	$(384,164)	$(61,121)	$(38,837)
Items not involving cash:
Deferred income taxes (notes 3 and 8)	(105,061)	(16,185)	—
Depreciation of property and equipment	1,092	589	529
Loss (gain) on sale of property and equipment	174	—	(80)
Stock-based compensation - research, development, collaborations and contract expenses	11,155	7,869	2,343
Stock-based compensation - general and administrative expenses	28,004	14,224	940
Unrealized foreign exchange gains	(1,003)	(21,966)	(4,218)
Change in fair value of warrant liability	(530)	(3,341)	10,383
Change in fair value of contingent consideration	1,568	770	—
Impairment of intangible assets (note 3)	253,197	39,007	—
Impairment of goodwill (note 3)	138,150	—	—
Net change in non-cash operating items:
Accounts receivable	735	628	(1,887)
Accrued revenue		349	(360)
Deferred expenses	—	—	167
Investment tax credits receivable	(47)	(188)	(52)
Prepaid expenses and other assets	(115)	159	(773)
Accounts payable and accrued liabilities	26	(2,489)	6,253
Deferred revenue	(1,066)	(13,090)	13,171
Net cash used in operating activities	(57,885)	(54,785)	(12,421)

INVESTING ACTIVITIES
Disposition (acquisition) of investments	(82,551)	9,645	(41,982)
Acquisition of restricted investment (note 2)	(12,601)	—	—
Cash acquired through acquisition	—	324	—
Proceeds from sale of property and equipment	25	—	80
Acquisition of property and equipment	(3,996)	(2,287)	(1,056)
Net cash provided by (used in) investing activities	(99,123)	7,682	(42,958)

FINANCING ACTIVITIES
Proceeds from loan payable (notes 2 and 8)	12,001	—	—
Proceeds from issuance of common shares, net of issuance costs	—	142,177	56,477
Issuance of common shares pursuant to exercise of options	192	1,651	2,616
Issuance of common shares pursuant to exercise of warrants	445	42	1,583
Net cash provided by financing activities	12,638	143,870	60,676

Effect of foreign currency rate changes on cash and cash equivalents	1,004	(2,175)	(1,827)

Increase in cash and cash equivalents	(143,366)	94,592	3,470
Cash and cash equivalents, beginning of period	166,779	72,187	68,717
Cash and cash equivalents, end of period	$23,413	$166,779	$72,187

Supplemental cash flow information
Acquisition of property and equipment not yet paid	1,057	—	—
Fair value of warrants exercised on a cashless basis	$—	$—	$(116)
Investment tax credits received	$—	$24	$—
Acquisition of Arbutus Inc. net of cash acquired	$—	$381,618	$—

See accompanying notes to the consolidated financial statements.

ARBUTUS BIOPHARMA CORPORATION

Notes to Consolidated Financial Statements
(Tabular amounts in thousands of US Dollars, except share and per share amounts)

1. Nature of business and future operations

Arbutus Biopharma Corporation (the “Company” or “Arbutus”) is a biopharmaceutical business dedicated to discovering, developing, and commercializing a cure for patients suffering from chronic hepatitis B infection, a disease of the liver caused by the hepatitis B virus (“HBV”). The Company is also developing a pipeline focused on advancing novel RNA interference therapeutics ("RNAi") leveraging the Company’s expertise in Lipid Nanoparticle ("LNP") technology.

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

2. Significant accounting policies

Basis of presentation

Arbutus Biopharma Corporation was incorporated in Canada on October 6, 2005 as an inactive wholly owned subsidiary of Inex Pharmaceuticals Corporation (Inex). Pursuant to a “Plan of Arrangement” effective April 30, 2007, the business and substantially all of the assets and liabilities of Inex were transferred to the Company. The consolidated financial statements for all periods presented herein include the consolidated operations of Inex until April 30, 2007 and the operations of the Company thereafter.

The Company has two wholly-owned subsidiaries as at December 31, 2016: Arbutus Biopharma, Inc. (Arbutus Inc. formerly OnCore Biopharma, Inc.) and Protiva Biotherapeutics Inc. ("Protiva"). Protiva was acquired on May 30, 2008. Arbutus Inc. was acquired by way of a Merger Agreement on March 4, 2015.
In addition to Arbutus Inc. and Protiva, the Company's former wholly-owned subsidiary, Protiva Agricultural Development Company Inc. ("PADCo"), was previously recorded by the Company using the equity method. On March 4, 2016, Monsanto exercised its option to acquire 100% of the outstanding shares of PADCo, as described in note 4(b).
These consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Arbutus Inc. and Protiva. All intercompany transactions and balances have been eliminated on consolidation.

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

Use of estimates

The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions about future events that affect the reported amounts of assets, liabilities, revenue, expenses, contingent assets and contingent liabilities as at the end or during the reporting period. Actual results could significantly differ from those estimates. Significant areas requiring the use of management estimates relate valuation of intangible assets and goodwill, recognition of revenue, stock-based compensation, and financial instruments, and the amounts recorded as accrued liabilities, contingent consideration, and income tax recovery.

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

Loan payable and restricted cash (investment)

The Company obtained a loan from Wells Fargo for the purpose of financing its operations, including the expansion of laboratory facilities for its U.S. operations. The loan accrues interest daily based on an interest rate with a variable and fixed component. The variable component is the one-month London Interbank Offered Rate (LIBOR), and the fixed component is a margin based on the amount of collateral cash the Company maintains with the lender - see note 9. The loan is due December 2019. The loan is recorded at amortized cost.

The Company must maintain a cash or investment balance as collateral for the loan payable to Wells Fargo. The cash or investment is restricted from the Company's use until the loan is repaid. The Company does not expect to repay the loan within twelve months of the balance sheet date so has classified the restricted cash as a long-term asset. The restricted cash balance has been used to purchase a two year investment maturing on December 23, 2018 and accruing interest at a fixed interest rate of 1.25%. The carrying value of the restricted cash is recorded at cost plus any accrued interest not yet received, which approximates its fair value.

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

The Company’s financial instruments consist of cash and cash equivalents, short-term, long-term and restricted investments, accounts receivable, accounts payable and accrued liabilities, warrants, and loan payable . Long-term and restricted investments approximate fair value due to the interest rates being at prevailing market rates.

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

To determine the fair value of the contingent consideration, the Company uses a probability weighted assessment of the likelihood the milestones would be met and the estimated timing of such payments, and then the potential contingent payments were discounted to their present value using a probability adjusted discount rate that reflects the early stage nature of the development program, time to complete the program development, and overall biotech indices, as detailed in note 10. The Company determined the fair value of the contingent consideration was $9,065,000 and the increase of $1,568,000 has been recorded in other losses in the statement of operations and comprehensive loss for the year ended December 31, 2016. The assumptions used in the discounted cash flow model are level 3 inputs as defined above.

The following tables present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis, and indicates the fair value hierarchy of the valuation techniques used to determine such fair value:

	Level 1	Level 2	Level 3	December 31, 2016
Assets
Cash and cash equivalents	$23,413	—	—	$23,413
Short-term investments	107,146	—	—	107,146
Restricted investment	12,601	—	—	12,601
Total	$143,160	—	—	$143,160
Liabilities
Warrants	—	—	$107	$107
Liability-classified stock option awards	—	—	553	553
Contingent consideration	—	—	9,065	9,065
Total	—	—	9,725	$9,725

	Level 1	Level 2	Level 3	December 31, 2015
Assets
Cash and cash equivalents	$166,779	—	—	$166,779
Guaranteed investment certificates	14,525	—	—	14,525
Term deposit	10,070	—	—	10,070
Total	$191,374	—	—	$191,374
Liabilities
Warrants	—	—	$883	$883
Contingent consideration	—	—	7,497	7,497
Total	—	—	$8,380	$8,380

The following table presents the changes in fair value of the Company’s warrants:

	Liability at beginning of the period	Fair value of warrants exercised in the period	Increase (decrease) in fair value of warrants	Foreign exchange loss	Liability at end of the period
Year ended December 31, 2014	$5,379	$(10,208)	$10,383	$(455)	$5,099
Year ended December 31, 2015	$5,099	$(334)	$(3,341)	$(541)	$883
Year ended December 31, 2016	$883	$(247)	$(529)	$—	$107

The following table presents the changes in fair value of the Company’s liability-classified stock option awards:

	Reclassification of equity to liability (1)	Fair value of liability-classified stock option awards exercised in the period	Increase (decrease) in fair value of liability	Liability at end of the period
Year ended December 31, 2016	$1,909	$(54)	$(1,302)	$553
 (1) Upon functional currency conversion on January 1, 2016 - see functional currency conversion above.

The following table presents the changes in fair value of the Company’s contingent consideration:

	Contingent consideration at beginning of the period	Increase in fair value of contingent consideration	Contingent consideration at end of the period
Year ended December 31, 2015(1)	$6,727	$770	$7,497
Year ended December 31, 2016	$7,497	$1,568	$9,065

 (1) As at acquisition date of March 4, 2015.

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

Intangible assets consist of in-process research and development arising from the Company’s acquisition of Arbutus Inc. in 2015. In-process research and development (IPR&D) intangible assets are classified as indefinite-lived and are not amortized. IPR&D becomes definite-lived upon the completion or abandonment of the associated research and development efforts. Intangible assets with finite useful lives are amortized on a straight-line basis over their estimated useful lives, which are the respective patent terms. Amortization begins when intangible assets with finite lives are put into use. If there is a major event indicating that the carrying value of intangible assets may be impaired, then management will perform an impairment test in an interim period and if the carrying value exceeds the recoverable value, based on discounted future cash flows, then such assets are written down to their fair values.

The Company reviews the recoverable amount of intangible assets and goodwill on an annual basis, and the annual evaluation is performed as of December 31 each year. In addition, the Company evaluates for events or changes in the business that could indicate impairment and earlier testing. Such indicators include, but are not limited to, on an ongoing basis: (a) industry and market considerations such as increased competitive environment or adverse change in legal factors including an adverse assessment by regulators; (b) an accumulation of costs significantly in excess of the amount originally expected for the development of the asset; (c) current period operating or cash flow loss combined with a history of operating or cash flow losses or a projection or forecast that demonstrates continuing losses associated with the use of the asset; (d) adverse research and development program results; and (e) if applicable, a sustained decrease in share price.

Goodwill represents the excess of purchase price over the value assigned to the net tangible and identifiable intangible assets of Arbutus Inc. - see note 3. Goodwill has an indefinite accounting life and is therefore not amortized. Instead, goodwill is subject to a two-step impairment test on an annual basis, unless the Company identifies impairment indicators that would require earlier testing. The first step compares the fair value of the reporting unit to its carrying amount, which includes the goodwill. When the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not to be impaired, and the second step of the impairment test is unnecessary. If the carrying amount exceeds the fair value of the reporting unit, the second step measures the amount of the impairment loss. In the second step of the impairment test, the amount of impairment loss is calculated to the extent that the implied fair value of goodwill exceeds the carrying value of goodwill assigned to the Company's single reporting unit based on a hypothetical purchase price allocation.

Revenue recognition

The Company earns revenue from research and development collaboration and contract services, licensing fees, milestone and royalty payments. In arrangements with multiple deliverables, the delivered item or items is considered a separate unit of accounting if: (1) the delivered item has value to the customer on a standalone basis; and (2) if the arrangement includes a general right of return relative to the delivered item, delivery or performance of the undelivered item is considered probably and substantially in the Company's control. If the elements of the arrangement do not meet both of the criteria above, they are recognized as a single unit of accounting. If the elements do meet the criteria above, arrangement consideration is allocated to the separate units of accounting based on their relative selling price. Non-refundable payments received under collaborative research and development agreements are recorded as revenue as services are performed and related expenditures are incurred. Non-refundable upfront license fees from collaborative licensing and development arrangements are recognized as the Company fulfills its obligations related to the various elements within the agreements, in accordance with the contractual arrangements with third parties and the term over which the underlying benefit is being conferred. If non-refundable license fees have values to the customer on a standalone basis, separate from the undelivered performance obligations, they are recognized upon delivery. To date, the Company has not recognized any non-refundable license fees upon delivery.

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

Revenue and expenses under the contract with the United States Government Department of Defense (“DoD”) were being recorded using the percentage-of-completion method. Contract progress was based on costs incurred to date. Expenses under the contract were recorded in the Company’s consolidated statement of operations and comprehensive income (loss) as they were incurred. Government contract revenues related to expenses incurred under the contract were recorded in the same period as those expenses. Expenses accrued under the contract but not yet invoiced were recorded in the Company’s balance sheet as accrued liabilities and accrued revenues. Equipment purchased under the contract was recorded on the Company’s balance sheet as deferred expense and deferred revenue and amortized, on a straight-line basis, over the life of the contract.

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

Income or loss per share

Income or loss per share is calculated based on the weighted average number of common shares outstanding. Diluted loss per share does not differ from basic loss per share for the years ended December 31, 2016, 2015 and 2014, since the effect of the Company’s stock options and warrants is anti-dilutive.

The following table sets out the computation of basic and diluted net income (loss) per common share:

	For the year ended December 31
	2016	2015	2014
Numerator:
Net loss	$(384,164)	$(61,121)	$(38,837)
Denominator:
Weighted average number of common shares	53,074,401	45,462,324	21,603,136
Basic income (loss) per common share	$(7.24)	$(1.34)	$(1.80)
Diluted income (loss) per common share	$(7.24)	$(1.34)	$(1.80)

For the year ended December 31, 2016, potential common shares of 4,645,864 were excluded from the calculation of income per common share because their inclusion would be anti-dilutive (December 31, 2015 – 2,899,331; December 31, 2014 – 2,221,233).

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

Equity classified stock option awards

The Company grants stock options to employees, directors and consultants pursuant to share incentive plans described in note 6. Compensation expense is recorded for issued stock options using the fair value method with a corresponding increase in additional paid-in capital. Any consideration received on the exercise of stock options is credited to share capital.

The fair value of equity classified stock options is measured at the grant date and amortized on a straight-line basis over the vesting period.

Liability-classified stock option awards

The Company accounts for liability-classified stock option awards ("liability options") under ASC 718 - Compensation - Stock Compensation ("ASC 718"), under which awards of options that provide for an exercise price that is not denominated in: (a) the currency of a market in which a substantial portion of the Company's equity securities trades, (b) the currency in which the employee's pay is denominated, or (c) the Company's functional currency, are required to be classified as liabilities. Due to the change in functional currency as of January 1, 2016, certain stock option awards with exercise prices denominated in Canadian dollars changed from equity classification to liability classification. As such, the historic equity classification of these stock option awards changed to liability classification effective January 1, 2016. The change in classification resulted in reclassification of these awards from additional paid-in capital to liability-classified options.

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

Replacement awards

Replacement awards are share-based payment awards exchanged for awards held by employees of Arbutus Inc. As part of the Company’s acquisition of Arbutus Inc., Arbutus shares were exchanged for Arbutus Inc.’s shares subject to repurchase rights held by Arbutus Inc.’s employees.

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (ASC 606). The standard, as subsequently amended (ASU 2015-14, ASU 2016-08, ASU 2016-10, ASU 2016-12, ASU 2016-20), is intended to clarify the principles for recognizing revenue and to develop a common revenue standard for U.S. GAAP and IFRS by creating a new Topic 606, Revenue from Contracts with Customers. This guidance supersedes the revenue recognition requirements in ASC 605, Revenue Recognition, and supersedes some cost guidance included in Subtopic 605-35, Revenue Recognition – Construction-Type and Production-Type Contracts. The core principle of the accounting standard is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those good or services. The amendments should be applied by either (1) retrospectively to each prior reporting period presented; or (2) retrospectively with the cumulative effect of initially applying this ASU recognized at the date of initial application. The new guidance would be effective for fiscal years beginning after December 15, 2017, which for the Company means January 1, 2018. The Company has begun its evaluation and, at this time, does not expect adoption of this guidance to materially impact its financial statements.

In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The update is intended to simplify several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification of the statement of cash flows. Under this update, there are five simplifications for public companies. All excess tax benefits and tax deficiencies should be recognized as income tax expense or benefit in the income statement and the tax effects of exercised or vested awards should be treated as discrete items in the reporting period in which they occur. Excess tax benefits should be classified along with other tax cash flows as an operating activity. An entity can make an entity-wide accounting policy election to either estimate the number of awards that are expected to vest (current GAAP) or account for forfeitures when they occur. Cash paid by an employee when directly withholding shares for tax withholding purposes should be classified as financing activity. The amendments in this update would be effective for annual periods beginning after December 15, 2016, which for the Company means January 1, 2017. Early application is permitted in any interim period or annual period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. The Company has early adopted all provisions of this update effective October 1, 2016 and elected an entity-wide accounting policy to recognize forfeitures as they occur. The impact of this adoption was immaterial and has been reflected in the Company's statement of operations and comprehensive loss for the year ended December 31, 2016. The remaining provisions did not have a material impact on the Company's financial statements.

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

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. The update addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice. Under this update, the classification of cash receipts and payments that have aspects of more than one class of cash flows should be determined first by applying specific guidance in GAAP. In the absence of specific guidance, an entity should determine each separately identifiable source or use within the cash receipts and cash payments on the basis of the nature of the underlying cash flows. An entity should then classify each separately identifiable source or use within the cash receipts and payments on the basis of their nature in financing, investing, or operating activities. In situations in which cash receipts and payments have aspects of more than one class of cash flows and cannot be separated by source or use, the appropriate classification should depend on the activity that is likely to be the predominant source or use of cash flows for the item. The amendments in this update are effective for public business entities for fiscal years beginning after December 31, 2017, which for the Company means January 1, 2018, and interim periods within those fiscal years. Early adoption is permitted. The amendments in this update should be applied using a retrospective transition method to each period presented. If it is impracticable to apply the amendments retrospectively for some of the issues, the amendments for those issues would be applied prospectively as of the earliest date practicable. The Company is currently evaluating the extent of the impact of this adoption.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Statement of Cash Flows: Restricted Cash. The update requires the statement of cash flows to explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The amendments in this update are effective for public business entities for fiscal years beginning after December 15, 2017, which for the Company means January 1, 2018. Early adoption is permitted, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that included that interim period. The amendments in this update should be applied using a retrospective transition method to each period presented. The Company is currently evaluating the extent of the impact of this adoption.

In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. The update simplifies the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test. In computing the implied fair value of goodwill under Step 2, an entity had to perform procedures to determine the fair value at impairment testing date of its assets and liabilities following the procedure that would be required in determining the fair value of assets required and liabilities assumed in a business combination. Instead, under the amendments in this Update, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. The amendments in this update are effective for public business entities should be adopted for its annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019, which for the Company means January 1, 2020. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company is currently evaluating the extent of the impact of this adoption.

3. Impairment evaluations for intangible assets and goodwill

During the year ended December 31, 2016, the Company recognized a cumulative impairment charge of $391,347,000 against intangible assets and goodwill, as detailed below. The change in the estimated discount rate and the resulting impairment charge did not impact liquidity, cash runway, or cash flow from operations.

All in-process research and development (IPR&D) acquired is currently classified as indefinite-lived and is not currently being amortized. IPR&D becomes definite-lived upon the completion or abandonment of the associated research and development efforts, and will be amortized from that time over an estimated useful life based on respective patent terms. The Company evaluates the recoverable amount of intangible assets on an annual basis and performs an annual evaluation of goodwill as of December 31 each year, unless there is an event or change in the business that could indicate a requirement to test at an interim period.

Impairment of intangible assets

During the year-ended December 31, 2016, the Company recorded a total impairment charge of $253,197,000 and a corresponding income tax benefit of $105,002,000 against its identified intangible assets. The total impairment charge included $156,324,000 for the discontinuance of the ARB-1598 program in the Immune Modulator drug class, as well as a delay in the Company's research and development of its cccDNA Sterilizer drug class recorded during the quarter ended June 30, 2016. An additional charge of $96,873,000 resulted from the Company's impairment assessment performed at December 31, 2016.

At December 31, 2016, the Company re-assessed the discount rate used in its valuation models used to assess the carrying value of goodwill and intangible assets for impairment as a result of the sustained discrepancy between the Company’s market capitalization compared to carrying values and management’s assessment of fair values. As a result, the Company adjusted its company-specific risk premium to its market-derived weighted average cost of capital, which has increased the discount rate used in the annual impairment assessment at December 31, 2016. Following the process prescribed by the standard, intangible assets are first tested before assessing goodwill for impairment. The change in discount rate has resulted in an impairment charge of $96,873,000 to the Company’s intangible assets at December 31, 2016.

The following table summarizes the carrying values, net of impairment of the intangible assets as at December 31, 2016:

Year ended December 31	2016	2015
IPR&D – Immune Modulators	40,798	183,103
IPR&D – Antigen Inhibitors	14,811	36,437
IPR&D – cccDNA Sterilizers	43,836	133,102
Total IPR&D	$99,445	$352,642

Annual impairment evaluation of goodwill

On December 31, the Company conducted its annual impairment evaluation of goodwill. Goodwill was recorded as a result of the acquisition of Arbutus Inc. as described in note 2. As part of the evaluation of the recoverability of goodwill, the Company has identified only one reporting unit to which the total carrying amount of goodwill has been assigned.

The Company determines the fair value of the reporting unit each reporting period using accepted valuation methods, including the use of discounted cash flows supplemented by market-based assessments of fair value.

The income approach is used in step one of the impairment assessment to estimate the fair value of the reporting unit, which requires estimating future cash flows and risk-adjusted discount rates in the Company's discounted cash flow model. The overall market outlook and cash flow projections of our reporting unit involve the use of key assumptions, including cash flows, discount rates and probability of success. Due to uncertainties in the estimates that are inherent to our industry, actual results could differ significantly from the estimates made.

As at December 31, 2016, the Company re-assessed the discount rate used in the calculation of fair value, consistent with the change to the discount rate used in the intangible assets impairment assessment (described above). As a result of the increased discount rate, the carrying value of the reporting unit determined in step one of the impairment assessment exceeded the fair value of the reporting unit, and as such the Company proceeded to the second step of the impairment test, which measures the amount of an impairment charge. In the second step, the carrying value of goodwill is compared to the fair value of goodwill that is implied by performing a hypothetical purchase price allocation based on identifiable assets at the date of the assessment. The remaining implied goodwill of $24,364,000 is the result of deferred taxes in the hypothetical purchase price allocation. As a result, the Company has recorded an impairment for $138,150,000 against goodwill.

Many key assumptions in the cash flow projections are interdependent on each other. A change in any one or combination of these assumptions could impact the estimated fair value of the reporting unit. See note 2 for additional discussion of the Company's policy for accounting for goodwill.

4. Collaborations, contracts and licensing agreements

The following tables set forth revenue recognized under collaborations, contracts and licensing agreements:

	Year ended December 31
	2016	2015	2014
Collaborations and contracts
DoD (a)	$—	$6,764	$8,407
Monsanto (b)	—	4,725	1,080
BMS (c)	—	—	1,741
Dicerna (d)	229	1,820	510
Total research and development collaborations and contracts	229	13,309	11,738
Licensing fees, milestone and royalty payments
Monsanto licensing fees and milestone payments (b)	—	10,256	2,744
Dicerna licensing fee (d)	1,066	1,053	131
Other milestone and royalty payments (e)	196	255	340
Total licensing fees, milestone and royalty payments	1,262	11,564	3,215
Total revenue	$1,491	$24,873	$14,953

The following table sets forth deferred collaborations and contracts revenue:

	December 31, 2016	December 31, 2015
DoD (a)	$15	$15
Monsanto current portion (b)	—	—
Dicerna current portion (d)	—	853
Deferred revenue, current portion	15	868
Monsanto long-term portion (b)	—	—
Dicerna long-term portion (d)	—	213
Total deferred revenue	$15	$1,081

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

Under the contract, the Company is reimbursed for costs incurred, including an allocation of overhead costs, and is paid an incentive fee. At the beginning of the fiscal year, the Company estimates its labor and overhead rates for the year ahead. At the end of the year the actual labor and overhead rates are calculated and revenue is adjusted accordingly. The Company’s actual labor and overhead rates will differ from its estimated rates based on actual costs incurred and the proportion of the Company’s efforts on contracts and internal products versus indirect activities. Within minimum and maximum collars, the amount of incentive fee the Company can earn under the contract varies based on costs incurred versus budgeted costs.  During the contractual period, incentive fee revenue and total costs are impacted by management’s estimate and judgments which are continuously reviewed and adjusted as necessary using the cumulative catch-up method.  For the years ended December 31, 2015 and 2016, the Company believes it can reliably estimate the final contract costs so has recognized the portion of expected incentive fee which has been earned to date.

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

Following the completion of the Phase A extension period in October 2015, no further research activities were conducted under the arrangement, as Monsanto did not elect to proceed to Phase B of the research plan. As such, the Company revised its estimate of the option period, over which payments received from Monsanto is recognized as revenue, to be from inception to December 31, 2015 as the Company believes it no longer has any further obligations to provide future research activities to Monsanto. This resulted in the full release of Monsanto deferred revenue and a recognition of $14,981,000 in Monsanto revenue for the year ended December 31, 2015.

Under the Agreements, the Company has established a wholly-owned subsidiary, PADCo. The Company has determined that PADCo is a variable interest entity (“VIE”); however, Monsanto is the primary beneficiary of the arrangement. PADCo was established to perform research and development activities, which have been funded by Monsanto in return for a call option to acquire the equity or all of the assets of PADCo. On March 4, 2016, Monsanto exercised its option to acquire 100% of the outstanding shares of PADCo and paid the Company an option exercise fee of $1,000,000. From the acquisition of PADCo, Monsanto received a worldwide, exclusive right to use the Company’s proprietary delivery technology in the field of agriculture. The Company recorded the exercise fee received as a gain on disposition of a financial instrument in its consolidated statement of operations and comprehensive loss for the year ended December 31, 2016.

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

Revenue earned for the year ended December 31, 2014 relates to batches shipped to BMS during the period. In August 2014, the agreement expired and both companies' obligations under the agreement ended.

(d)      License and Development and Supply Agreement with Dicerna Pharmaceuticals, Inc. (“Dicerna”)

On November 16, 2014, the Company signed a License Agreement and a Development and Supply Agreement (together, the “Agreements”) with Dicerna related to development, manufacture, and commercialization of products directed to the treatment of Primary Hyperoxaluria 1 (“PH1”). In consideration for the rights granted under the Agreements, Dicerna paid the Company an upfront cash payment of $2,500,000. The Company is also entitled to receive payments from Dicerna on the manufacturing and services provided, as well as further payments with the achievement of development and regulatory milestones of $22,000,000 in aggregate, and potential commercial royalties. Further, under the Agreements, a joint development committee has been established to provide guidance and direction on the progression of the collaboration.

The Company determined the deliverables under the Agreements included the rights granted, participation in the joint development committee, materials manufactured and other services provided, as directed under the joint development committee. The license and participation in the joint development committee have been determined by the Company to not have standalone value due to the uniqueness of the subject matter under the Agreements. Therefore, these deliverables are treated as one unit of accounting and recognized as revenue over the performance period. In September 2016, Dicerna announced the discontinuation of their DCR-PH1 program using the Company's technology. As such, the Company revised the completion date of performance period from March 2017 to September 30, 2016, at which time the Company had no further remaining performance obligations. This resulted in the recognition of $1,066,000 in Dicerna license fee revenue for the year ended December 31, 2016.

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

Talon was acquired by Spectrum in July 2013. The acquisition did not affect the terms of the license between Talon and the Company. On September 3, 2013, Spectrum announced that they had shipped the first commercial orders of Marqibo. In the year ended December 31, 2016, the Company recorded $212,000 in Marqibo royalty revenue (2015 - $240,000, 2014 -$190,000). In the year ended December 31, 2016, the Company accrued $5,000 in royalties due to TPC in respect of the Marqibo royalty earned by the Company (see note 10).

5. Property and equipment

December 31, 2016	Cost	Accumulated depreciation	Net book value
Lab equipment	$7,894	$(4,305)	$3,589
Leasehold improvements	4,928	(4,454)	474
Computer hardware and software	2,103	(1,665)	438
Furniture and fixtures	374	(314)	60
Assets under construction	$2,384	$—	$2,384
	$17,683	$(10,738)	$6,945

December 31, 2015	Cost	Accumulated depreciation	Net book value
Lab equipment	$5,910	$(3,748)	$2,162
Leasehold improvements	4,681	(4,189)	492
Computer hardware and software	2,014	(1,487)	527
Furniture and fixtures	307	(305)	2
	$12,912	$(9,729)	$3,183

As at December 31, 2016, all of the Company’s property and equipment are currently in use and no impairment has been recorded.

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

(c)      Warrants to purchase common shares

During the year ended December 31, 2016, there were 170,500 warrants exercised for $445,000 in cash (December 31, 2015 – 18,750 warrants for $42,000) and no warrants were exercised using the cashless exercise provision (December 31, 2015 – 0 warrants for 0 common shares). In June 2016, 8,000 of the Company's warrants expired. The decrease in fair value from the previous balance sheet date relating to the expired warrants has been included in the total decrease in fair value of warrant liability in the Company's statement of comprehensive loss for the year ended December 31, 2016 of $530,000.

The following table summarizes the Company’s warrant activity for the years ended December 31, 2016 and 2015:

	Common shares purchasable upon exercise of warrants	Weighted average exercise price (C$)	Weighted average exercise price (US$)	Range of exercise prices (C$)			Range of exercise prices (US$)			Weighted average remaining contractual life (years)	Aggregate intrinsic value (C$)	Aggregate intrinsic value (US$)
Balance, December 31, 2014	398,250	$2.95	$2.67	$2.60	—	$3.35	$2.35	—	$3.03	1.8	$5,902	$5,343
Exercised	(18,750)	2.88	2.25	2.60	—	3.35	2.03	—	2.62
Balance, December 31, 2015	379,500	$2.95	$2.13	$2.60	—	$3.35	$2.03	—	$2.62	0.8	1,217	$879
Exercised	(170,500)	3.35	2.53	3.35	—	3.35	2.53	—	2.53
Expired	(8,000)	3.35	2.53	3.35	—	3.35	2.53	—	2.53
Balance, December 31, 2016	201,000	$2.60	$1.94	$2.60	—	$2.60	$1.94	—	$1.94	0.2	$139	$104

The aggregate intrinsic value in the table above is calculated based on the difference between the exercise price of the warrants and the quoted price of the Company’s common stock as of the reporting date.

All of the Company’s warrants were exercisable as of December 31, 2016.

The weighted average Black-Scholes option-pricing assumptions and the resultant fair values are as follows for warrants outstanding at December 31, 2016 and 2015 are as follows:

	As at December 31
	2016	2015
Dividend yield	—%	—%
Expected volatility	41.95%	49.07%
Risk-free interest rate	0.76%	0.48%
Expected average term (years)	0.2 years	0.6 years
Fair value of warrants outstanding	$0.53	$2.33
Aggregate fair value of warrants outstanding	$107	$883
Number of warrants outstanding	201,000	379,500

The value of the Company’s warrants is particularly sensitive to changes in the Company’s share price and the estimated share price volatility.

(d)      Stock-based compensation

The Company has seven share-based compensation plans; the “2007 Plan”, the “2011 Plan”, the "2016 Plan", two “Designated Plans” (together, the “Arbutus Plans”), the “Protiva Option Plan”, and the "OnCore Option Plan".

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

At the Company’s annual general and special meeting of shareholders on May 8, 2014 and July 9, 2015, the shareholders of the Company approved respectively, a 800,000 and a 3,500,000 increase in the number of stock-based compensation awards that the Company is permitted to issue under the 2011 Plan.

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

Additionally, the Company granted a total of 200,000 options in 2013 to two executive officers in conjunction with their new appointments as executive officers. These options were granted in accordance with the policies of the Toronto Stock Exchange and pursuant to newly designated share compensation plans (the “Designated Plans”). The Designated Plans are governed by substantially the same terms as the 2011 Plan. Hereafter, information on options governed by the 2007 Plan, the 2011 Plan, the 2016 Plan and the Designated Plans is presented on a consolidated basis as the terms of the five plans are similar. Information on the Protiva Option Plan and the OnCore Option Plan are presented separately.

Stock option activity for the Arbutus Plans

Equity-classified stock option activity:

	Number of optioned common shares	Weighted average exercise price (C$)	Weighted average exercise price (US$)	Aggregate intrinsic value (C$)	Aggregate intrinsic value (US$)
Balance, December 31, 2013	1,730,765	$4.45	$4.32	$7,030	$6,826
Options granted	431,125	13.63	12.34
Options exercised	(622,752)	4.62	4.18	7,650	6,926
Options forfeited, canceled or expired	(9,000)	8.20	7.42
Balance, December 31, 2014	1,530,138	6.95	6.29	16,573	15,004
Options granted	1,309,625	N/A	16.57
Options exercised	(398,293)	5.03	3.93	6,887	5,386
Options forfeited, canceled or expired	(151,207)	19.29	15.09
Balance, December 31, 2015	2,290,263	15.53	11.22	1,376	994
Options reclassified to liability[1]	(718,333)	7.24	5.23	836	604
Options granted	1,789,599	N/A	3.89
Options exercised	(56,125)	2.88	2.18	160	121
Options forfeited, canceled or expired	(394,200)	13.49	10.18
Balance, December 31, 2016	2,911,204	$11.45	$8.53	$75	$56

1.
Due to the change in the Company's functional currency as of January 1, 2016, certain stock option awards with exercise prices denominated in Canadian dollars changed from equity classification to liability classification - see note 2.

Options under the Arbutus Plans expire at various dates from March 21, 2017 to November 28, 2026.

The following table summarizes information pertaining to stock options outstanding at December 31, 2016 under the Arbutus Plans:

			Options outstanding December 31, 2016			Options exercisable December 31, 2016
Range of Exercise prices (US$)			Number of options outstanding	Weighted average remaining contractual life (years)	Weighted average exercise price (US$)	Number of options exercisable	Weighted average exercise price (US$)
$1.12	to	$3.05	121,725	6.4	2.23	75,225	1.78
$3.28	to	$3.84	209,033	8.4	3.64	62,033	3.69
$3.94	to	$3.94	1,369,849	9.2	3.94	—	N/A
$3.98	to	$8.64	81,713	8.1	4.49	71,380	4.38
$9.11	to	$9.73	118,843	7.8	9.44	91,375	9.44
$9.88	to	$13.89	201,000	8.1	13.42	74,271	13.26
$17.57	to	$17.57	809,041	8.2	17.57	324,957	17.57
$1.12	to	$17.57	2,911,204	8.6	$8.53	699,241	$11.77

At December 31, 2016, there were 699,241 options exercisable (December 31, 2015 - 938,730; December 31, 2014 – 1,088,908). The weighted average remaining contractual life of exercisable options as at December 31, 2016 was 7.5 years.
The aggregate intrinsic value of in-the-money options exercisable at December 31, 2016 was $56,000.

A summary of the Company’s non-vested stock option activity and related information for the year ended December 31, 2016 is as follows:

	Number of optioned common shares	Weighted average fair value (C$)	Weighted average fair value (US$)
Non-vested at December 31, 2015	1,351,541	$15.69	$11.34
Options reclassified to liability-options[1]	(134,000)	10.80	7.80
Options granted	1,789,599	5.15	3.89
Options vested	(472,479)	14.20	10.72
Non-vested options forfeited	(322,698)	9.70	7.33
Non-vested at December 31, 2016	2,211,963	$7.17	$5.34
1. Non-vested liability-classified stock options as at January 1, 2016

The weighted average remaining contractual life for options expected to vest at December 31, 2016 was 9.0 years and the weighted average exercise price for these options was $7.50 (C$10.07) per share.

The aggregate intrinsic value of options expected to vest as at December 31, 2016 was $0 (December 31, 2015 - $10,000; December 31, 2014 -$2,626,000).

The total fair value of options that vested during the year ended December 31, 2016 was $5,058,000 (December 31, 2015 - $1,718,000; December 31, 2014 -$2,505,000).

Valuation assumptions for the Arbutus Plans

On March 3, 2015, the Company voluntarily de-listed from the Toronto Stock Exchange. All stock options granted after March 3, 2015 were denominated in US dollars based on the Company's stock price on the NASDAQ. The methodology and assumptions used to estimate the fair value of stock options at date of grant under the Black-Scholes option-pricing model remain unchanged. Assumptions on the dividend yield are based on the fact that the Company has never paid cash dividends and has no present intention to pay cash dividends. Assumptions about the Company’s expected stock-price volatility are based on the historical volatility of the Company’s publicly traded stock. The risk-free interest rate used for each grant is equal to the zero coupon rate for instruments with a similar expected life. Expected life assumptions are based on the Company’s historical data. The Company recognizes forfeitures as they occur, and the effects of forfeitures are reflected in stock-based compensation expense recorded in the statement of operations and comprehensive loss for the year ended December 31, 2016. The weighted average option pricing assumptions for options granted during the year are as follows:

	Year ended December 31
	2016	2015	2014
Dividend yield	—%	—%	—%
Expected volatility	77.99%	76.88%	101.08%
Risk-free interest rate	0.90%	1.10%	2.25%
Expected average option term	7.3 years	7.5 years	8.8 years

Liability-classified stock option activity:

Valuation assumptions

Liability options are re-measured to their fair values at each reporting date, using the Black-Scholes valuation model. The methodology and assumptions prevailing at the re-measurement date used to estimate the fair values of liability options remain unchanged from the date of grant of equity classified stock option awards. Assumptions about the Company’s expected stock-price volatility are based on the historical volatility of the Company’s publicly traded stock. The risk-free interest rate used for each grant is equal to the zero coupon rate for instruments with a similar expected life. Expected life assumptions are based on the Company’s historical data. The weighted average Black-Scholes option-pricing assumptions and the resultant fair values as at the reclassification date of January 1, 2016, and as at December 31, 2016, are presented in the following table:

	December 31,	January 1,
	2016	2016
Dividend yield	—%	—%
Expected volatility	66.18%	97.78%
Risk-free interest rate	0.88%	0.86%
Expected average term (years)	3.6	5.3
Fair value of options outstanding	$0.87	$3.33
Fair value of vested liability-classified options (in thousands)	$553	$1,909

Stock option activity for liability options

	Number of optioned common shares	Weighted average exercise price (C$)	Weighted average exercise price (US$)	Aggregate intrinsic value (US$)
Balance, January 1, 2016	718,333	$7.24	$5.23	$604
Options exercised	(30,000)	3.00	2.30	54
Options forfeited, canceled or expired	(49,833)	8.29	6.17	—
Balance, December 31, 2016	638,500	$7.35	$5.48	$116

Liability options expire at various dates from August 6, 2017 to May 7, 2024.

The following table summarizes information pertaining to liability options outstanding at December 31, 2016:

			Options outstanding December 31, 2016			Options exercisable December 31, 2016
Range of Exercise prices (US$)			Number of options outstanding	Weighted average remaining contractual life (years)	Weighted average exercise price (US$)	Number of options exercisable	Weighted average exercise price (US$)
$1.27	to	$1.79	120,000	3.7	$1.48	120,000	$1.48
$2.87	to	$3.84	120,000	3.6	3.42	120,000	3.42
$3.97	to	$4.28	74,000	1.6	4.22	74,000	4.22
$4.84	to	$6.18	76,250	0.7	5.83	76,250	5.83
$6.79	to	$6.79	150,000	6.8	6.79	150,000	6.79
$9.32	to	$12.21	98,250	6.0	11.53	83,500	11.44
$1.27	to	$12.21	638,500	4.2	$5.48	623,750	$5.32

At December 31, 2016, there were 623,750 liability options exercisable with a weighted average exercise price of $5.32 (C$7.14). The weighted average remaining contractual life of exercisable liability options as at December 31, 2016 was 4.1 years.

A summary of the Company's non-vested liability stock option activity and related information at December 31, 2016 is as follows:

	Number of optioned common shares	Weighted average fair value (US$)
Non-vested at January 1, 2016	134,000	$3.61
Options vested	(93,250)	0.67
Non-vested options forfeited	(26,000)	0.04
Non-vested at December 31, 2016	14,750	$0.92

The weighted average remaining contractual life for liability options expected to vest at December 31, 2016 was 7.1 years and the weighted average exercise price for these options was $12.06 (C$16.19) per share.

The total fair value of liability options that vested during the year ended December 31, 2016 was $62,200.

Protiva Option Plan

On May 30, 2008, as a condition of the acquisition of Protiva Biotherapeutics Inc., a total of 350,457 common shares of the Company were reserved for the exercise of 519,073 Protiva share options (“Protiva Options”). The Protiva Options have an exercise price of C$0.30, were fully vested and exercisable as of May 30, 2008. As at December 31, 2016, the outstanding options expire at various dates from April 3, 2017 to March 1, 2018 and upon exercise each option will be converted into approximately 0.6752 shares of the Company (the same ratio at which Protiva common shares were exchanged for Company common shares at completion of the acquisition of Protiva). The Protiva Options are not part of the Arbutus Plans and the Company is not permitted to grant any further Protiva Options.

The following table sets forth outstanding options under the Protiva Option Plan:

	Number of Protiva Options	Equivalent number of Company common shares	Weighted average exercise price (C$)	Weighted average exercise price (US$)
Balance, December 31, 2013	472,885	319,274	$0.30	0.29
Options exercised	(38,145)	(25,754)	0.30	0.27
Options forfeited, canceled or expired	(1,000)	(675)	0.30	0.27
Balance, December 31, 2014	433,740	292,845	0.30	0.27
Options exercised	(358,675)	(242,164)	0.30	0.23
Options forfeited, canceled or expired	(8,065)	(5,445)	0.30	0.23
Balance, December 31, 2015	67,000	45,236	0.30	0.22
Options exercised	(21,000)	(14,178)	0.30	0.23
Options forfeited, canceled or expired	—	—	—	N/A
Balance, December 31, 2016	46,000	31,058	$0.30	$0.22

The weighted average remaining contractual life of exercisable Protiva Options as at December 31, 2016 was 1.0 years.

The aggregate intrinsic value of Protiva Options outstanding at December 31, 2016 was $56,000. The intrinsic value of Protiva Options exercised in the year ended December 31, 2016 was $49,000 (2015 - $1,249,000; 2014 -$378,000).

OnCore Option Plan

As at the acquisition date in March 2015, the Company reserved 184,332 shares for the future exercise of OnCore (Arbutus Inc.) stock options. The total fair value of OnCore stock options at the date of acquisition has been determined to be $3,287,000, using the Black-Scholes pricing model with an assumed risk-free interest rate of 0.97%, volatility of 78%, a zero dividend yield and an expected life of 8 years, which are consistent with the assumption inputs used by the Company to determine the fair value of its options. Of the total fair value, $1,127,000 has been attributed as pre-combination service and included as part of the total acquisition consideration. The post-combination attribution of $2,160,000 will be recognized as compensation expense over the vesting period of the stock options through to December 2018.

Following the merger, the Company is not permitted to grant any further options under the OnCore Option Plan. The Company has included $577,000 of compensation expense related to the vesting of Arbutus Inc. stock options for the year ended December 31, 2016.

The following table sets forth outstanding options under the OnCore Option Plan:

	Number of OnCore Options	Equivalent number of Company common shares	Weighted average exercise price (US$)
Balance, December 31, 2015	183,040	184,332	$0.57
Options exercised	—	—	N/A
Options forfeited, canceled or expired	—	—	N/A
Balance, December 31, 2016	183,040	184,332	$0.57

At December 31, 2016, there were 119,988 OnCore options (120,835 Arbutus equivalent) exercisable with a weighted average exercise price of $0.57. The weighted average remaining contractual life of exercisable options as at December 31, 2016 was 7.9 years. The aggregate intrinsic value of in-the-money options exercisable at December 31, 2016 was $226,000.

A summary of the OnCore Option Plan's non-vested stock option activity and related information for the year ended December 31, 2016 is as follows:

	Number of OnCore Options	Equivalent number of Company common shares	Weighted average fair value (US$)
Non-vested at December 31, 2015	96,382	97,063	$16.42
Options vested	(33,331)	(33,566)	16.80
Non-vested options forfeited	—	—	N/A
Non-vested at December 31, 2016	63,051	63,497	$16.80

The weighted average remaining contractual life for options expected to vest at December 31, 2016 was 7.9 years and the weighted average exercise price for these options was $0.57 per share.

The aggregate intrinsic value of options expected to vest as at December 31, 2016 was $119,000.

The total fair value of options that vested during the year ended December 31, 2016 was $560,000.

Stock-based compensation expense

Total stock-based compensation expense is comprised of: (1) the vesting options awarded to employees under the Arbutus and OnCore option plans calculated in accordance with the fair value method as described above; and (2) the expiration of repurchase rights related to the post-combination service portion of the total fair value of shares issued to Arbutus Inc.'s employees.

The total stock-based compensation has been recorded in the consolidated statement of operations and comprehensive income (loss) as follows:

	Year ended December 31
	2016	2015	2014
Research, development, collaborations and contracts expenses	$11,155	$7,868	$2,343
General and administrative expenses	28,004	14,225	940
Total	$39,159	$22,093	$3,283

At December 31, 2016, there remains $8,835,000 of unearned compensation expense related to unvested equity employee stock options to be recognized as expense over a weighted-average period of approximately 12 months, as well as a remaining $7,912,000 unearned compensation expense related to unexpired repurchase rights on shares issued to Arbutus Inc. employees to be recognized as expense over a weighted average period of approximately 5 months.

Awards outstanding and available for issuance

Combining all of the Company’s share-based compensation plans, at December 31, 2016, the Company has 3,765,094 options outstanding and a further 6,790,414 Awards available for issuance.

(e)     Replacement awards

Included in the total consideration transferred for the acquisition of Arbutus Inc. in March 2015 are common shares issued as replacement awards, which are subject to repurchase provisions. The total fair value of these common shares attributed to the post acquisition period was approximately $56,934,000 and is being recognized as compensation expense over the expiry period of repurchase provision rights subsequent to the acquisition date.

In July 2015, in conjunction with amendments to the employment contracts of Arbutus Inc.’s founding executives, the Company amended the repurchase provision rights period of expiry from August 2018 to August 2017. This amendment results in an acceleration of compensation expense recognized in each subsequent period by approximately $1,900,000 per quarter, effective in Q3 2015.

In April and May 2016, two of the four shareholders of these common shares subject to repurchase provision departed from the Company, resulting in accelerated expiry of the repurchase provision. These departures triggered the recognition of an incremental compensation expense of $14,008,000 during the year, for a total of $31,986,000 (2015 - $16,687,000) in stock-based compensation expense related to the expiration of repurchase provision rights for the year-ended December 31, 2016. The total unrecognized compensation expense related to the expiry of repurchase provisions was $7,972,000 as at December 31, 2016.

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

Government grants for the year ended December 31, 2016 include $129,000 in funding from the U.S. National Institutes of Health (2015 - $1,245,000).

(b) Refundable investment tax credits

The Company’s estimated claim for refundable Scientific Research and Experimental Development investment tax credits for the year ended December 31, 2016 is $145,000 (2015 - $196,000).

8. Income taxes

Income tax (recovery) expense varies from the amounts that would be computed by applying the combined Canadian federal and provincial income tax rate of 26% (2015 - 26%; 2014 – 26%) to the loss before income taxes as shown in the following tables:

	Year ended December 31,
	2016	2015	2014
Computed taxes (recoveries) at Canadian federal and provincial tax rates	$(127,183)	$(20,100)	$(10,097)
Permanent and other differences	(3,598)	769	2,594
Change in valuation allowance - other	17,043	3,675	6,599
Difference due to income taxed at foreign rates	(47,962)	(7,874)	—
Stock-based compensation	9,727	7,345	904
Impairment of goodwill	46,971	—	—
Deferred income tax recovery	$(105,002)	$(16,185)	$—

As at December 31, 2016, the Company has investment tax credits available to reduce Canadian federal income taxes of $10,245,000 (December 31, 2015 - $7,969,000) and provincial income taxes of $5,337,000 (December 31, 2015 - $3,869,000), expiring between 2027 and 2036. In addition, the Company has research and development credits of $1,454,000 available for indefinite carry-forward, which can be used to reduce future taxable income in the U.S.

At December 31, 2016, the Company has scientific research and experimental development expenditures of $65,332,000 (December 31, 2015 - $51,823,000) available for indefinite carry-forward and $71,460,000 (December 31, 2015 - $24,745,000) of net operating losses due to expire between 2027 and 2035 and which can be used to offset future taxable income in Canada.

As at December 31, 2016, the Company has $14,621,000 of net operating losses due to expire between 2030 and 2036, which can be used to offset future taxable income in the U.S. Future use of a portion of the U.S. loss carry-forwards is subject to limitations under the Internal Revenue Code Section 382. As a result of ownership changes occurring on October 1, 2014 and March 4, 2015, the Company's ability to use these losses may be limited. Losses incurred to date may be further limited if a subsequent change in control occurs.

On November 23, 2011, the Company was registered as a corporation under the Business Activity Act in the province of British Columbia. Under this program, provincial corporation tax charged on foreign income earned from the Company’s patents will be eligible for a 75% tax refund up to a maximum of C$8,000,000.

Significant components of the Company’s deferred tax assets and liabilities are shown below:

	As at December 31,
	2016	2015
Deferred tax assets (liabilities):
Non-capital loss carryforwards	$24,275	$13,932
Research and development deductions	16,986	13,474
Book amortization in excess of tax	451	2,142
Share issue costs	486	777
Revenue recognized for tax purposes in excess of revenue recognized for accounting purposes	410	281
Tax value in excess of accounting value in lease inducements	58	77
Federal investment tax credits	8,630	6,303
Provincial investment tax credits	5,270	3,879
In-process research and development	(41,263)	(146,324)
Upfront license fees	536	629
Other	1,435	—
Total deferred tax assets (liabilities)	17,274	(104,830)
Valuation allowance	(58,537)	(41,494)
Net deferred tax assets (liabilities)	$(41,263)	$(146,324)

9. Loan payable

On December 27, 2016, the Company obtained a loan of $12,001,000 from Wells Fargo in the form of a promissory note for the purpose of financing its operations, including the expansion of laboratory facilities for its U.S. operations. The loan accrues interest daily based on an interest rate with a variable and fixed component. The variable component is the one-month London Interbank Offered Rate (LIBOR), and the fixed component is a margin of 1.25% per annum. The carrying value of the loan is recorded at the principal plus any accrued interest not yet paid. The loan is due on December 27, 2019.

The loan is secured by the Company's cash of $12,601,000, and is restricted from use until the loan has been settled in full. The Company invested the restricted cash in a two-year fixed certificate of deposit with Wells Fargo (see note 2) and is presented as restricted investment in the Company's balance sheet for the period ended December 31, 2016.

10. Contingencies and commitments

Property lease

On August 9, 2016, the Company signed a lease agreement for 701 Veterans Circle, Warminster, Pennsylvania. The facility has approximately 35,000 square feet of laboratory and office space. Renovations commenced in October 2016 and, once completed, this facility will replace the current Doylestown, Pennsylvania facility. The term of the lease is 10.6 years and expires on April 30, 2027, with the option to extend for up to two 5 -year terms. The estimated total facility commitment, including operating costs, is approximately $6,900,000.

The total minimum rent and estimated operating cost commitment, net of lease inducements, for both our head office in Burnaby and new Warminster facility is as follows:

Year ended December 31, 2017	$1,475,444
Year ended December 31, 2018	1,539,323
Year ended December 31, 2019	1,203,863
Year ended December 31, 2020	656,469
Year ended December 31, 2021 and after	4,486,194
$9,361,293

The Company’s lease expense, for the year ended December 31, 2016 of $1,341,000 has been recorded in the consolidated statements of operations and comprehensive loss (2015 of $1,158,000; 2014 of $1,133,000).

Product development partnership with the Canadian Government

The Company entered into a Technology Partnerships Canada (TPC) agreement with the Canadian Federal Government on November 12, 1999.  Under this agreement, TPC agreed to fund 27% of the costs incurred by the Company, prior to March 31, 2004, in the development of certain oligonucleotide product candidates up to a maximum contribution from TPC of $7,179,000 (C$9,330,000).  As at December 31, 2016, a cumulative contribution of $2,756,000 (C$3,702,000) had been received and the Company does not expect any further funding under this agreement.  In return for the funding provided by TPC, the Company agreed to pay royalties on the share of future licensing and product revenue, if any, that is received by the Company on certain non-siRNA oligonucleotide product candidates covered by the funding under the agreement.  These royalties are payable until a certain cumulative payment amount is achieved or until a pre-specified date.  In addition, until a cumulative amount equal to the funding actually received under the agreement has been paid to TPC, the Company agreed to pay 2.5% royalties on any royalties the Company receives for Marqibo. For the year ended December 31, 2016, the Company earned royalties on Marqibo sales in the amount of $212,000 (see note 4(e)), resulting in $5,000 recorded by the Company as royalty payable to TPC (2015 - $6,000; 2014 -$5,000). The cumulative amount paid or accrued up to December 31, 2016 was $17,000, resulting in the contingent amount due to TPC being $2,741,000 (C$3,680,000).

Arbitration with the University of British Columbia (“UBC”)

Certain early work on lipid nanoparticle delivery systems and related inventions was undertaken at UBC.  These inventions are licensed to the Company by UBC under a license agreement, initially entered in 1998 as amended in 2001, 2006 and 2007. The Company has granted sublicenses under the UBC license to Alnylam as well as to Talon.  Alnylam has in turn sublicensed back to the Company under the licensed UBC patents. In 2009, the Company entered into a supplemental agreement with UBC, Alnylam and Acuitas, in relation to a separate research collaboration to be conducted among UBC, Alnylam and Acuitas to which the Company has license rights. The settlement agreement signed in late 2012 to resolve the litigation among the Company, Alnylam, and Acuitas, provided for the effective termination of all obligations under such supplemental agreement as between and among all litigants.

On November 10, 2014, UBC filed a notice of arbitration against the Company and on January 16, 2015, filed a Statement of Claim, which alleges entitlement to $3,500,000 in allegedly unpaid royalties based on publicly available information, and an unspecified amount based on non-public information. UBC also seeks interest and costs, including legal fees. The Company continues to dispute UBC’s allegations. The proceeding has been bifurcated into phases, beginning with a liability phase, addressing UBC’s Claims and Arbutus’ Counterclaim, that is presently set for hearing from June 19-30, 2017. However, the Company notes that arbitration is subject to inherent uncertainty and an arbitrator could rule against the Company. The Company has not recorded an estimate of the possible loss associated with this arbitration, due to the uncertainties related to both the likelihood and amount of any possible loss or range of loss. However, the defense of arbitration and related matters are costly and may divert the attention of the Company’s management and other resources that would otherwise be engaged in other activities. Costs related to the arbitration have been recorded in the statement of operations and comprehensive loss by the Company as incurred.

Contingent consideration from Arbutus Inc. acquisition of Enantigen and License Agreements between Enantigen and Baruch S. Blumberg Institute (Blumberg) and Drexel

In October 2014, Arbutus Inc. acquired all of the outstanding shares of Enantigen pursuant to a stock purchase agreement. Through this transaction, Arbutus Inc. acquired a HBV surface antigen secretion inhibitor program and a capsid assembly inhibitor program, each of which are now assets of Arbutus, following the Company’s merger with Arbutus Inc. in March 2015.

Under the stock purchase agreement, Arbutus Inc. agreed to pay up to a total of $21,000,000 to Enantigen’s selling stockholders upon the achievement of certain triggering events related to HBV therapies. The first triggering event is enrollment of the first patient in a Phase 1b clinical trial in HBV patients.

The regulatory, development and sales milestone payments had an estimated fair value of approximately $6,727,000 as at the date of acquisition of Arbutus Inc., and were treated as contingent consideration payable in the purchase price allocation. The contingent consideration was calculated based on information available at the date of acquisition, using a probability weighted assessment of the likelihood the milestones would be met and the estimated timing of such payments, and then the potential contingent payments were discounted to their present value using a probability adjusted discount rate that reflects the early stage nature of the development program, time to complete the program development, and overall biotech indices.

Contingent consideration is a financial liability and measured at its fair value at each reporting period, with any changes in fair value from the previous reporting period recorded in the statement of operations and comprehensive loss. For the period ended December 31, 2016, the Company performed an evaluation of the fair value of the contingent consideration using the probability weighted assessment of likelihood of milestone payments as described above. The Company determined the fair value of the contingent consideration has increased by $1,568,000 to $9,065,000 and the increase in fair value has been recorded in other losses in the statement of operations and comprehensive loss for the year ended December 31, 2016.

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

On June 5, 2016, the Company and Blumberg entered into an amended and restated research collaboration and funding agreement, primarily to: (i) increase the annual funding amount to Blumberg from $1,000,000 to $1,100,000; (ii) extend the initial term through to October 29, 2018; (iii) provide an option for the Company to extend the term past October 29, 2018 for two additional one year terms; and (iv) expand the Company's exclusive license under the Agreement to include the sole and exclusive right to obtain an exclusive, royalty-bearing, worldwide and all-fields license under Blumberg's rights in certain other inventions described in the agreement.

NeuroVive Pharmaceutical AB (“NeuroVive”)

In September 2014, Arbutus Inc. entered into a license agreement with NeuroVive that granted them an exclusive, worldwide, sub-licensable license to develop, manufacture and commercialize, for the treatment of HBV, oral dosage form sanglifehrin based cyclophilin inhibitors (including OCB-030).

In 2015, the Company discontinued the OCB-30 development program based on significant research and analysis. In July 2016, the Company provided NeuroVive with a notice of termination of the license agreement. The parties agreed to terminate the agreement in October 2016.

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

In partial consideration for this license, the Company is obligated to pay Cytos up to a total of $67,000,000 for each of the six licensed compound series upon the achievement of specified development and regulatory milestones; for hepatitis and each additional licensed viral infection, up to a total of $110,000,000 upon the achievement of specified sales performance milestones; and tiered royalty payments in the high-single to low-double digits, based upon the proportionate net sales of licensed products in any commercialized combination. In June 2016, the Company discontinued the TLR9 development program based on significant levels of research and analysis (refer to note 3 above).

11. Concentrations of business risk

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

The carrying amount of financial assets represents the maximum credit exposure. The maximum exposure to credit risk at December 31, 2016 was the accounts receivable balance of $273,000 (2015 - $1,008,000).

All accounts receivable balances were current as at December 31, 2016 and December 31, 2015.

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

	December 31, 2016	December 31, 2015
Cash, cash equivalents and short-term investments	$130,559	$181,304
Less: Accounts payable and accrued liabilities	$(9,910)	$(8,827)
	$120,649	$172,477

Foreign currency risk

The results of the Company’s operations are subject to foreign currency transaction and translation risk as the Company’s revenues and expenses are denominated in both Canadian and US dollars. The fluctuation of the Canadian dollar in relation to the US dollar will consequently have an impact upon the Company’s reported income or loss and may also affect the value of the Company’s assets, liabilities, and the amount of shareholders’ equity both as recorded in the Company’s financial statements, in the US functional currency, and as reported, for presentation purposes, in the US dollar.

The Company manages its foreign currency risk by using cash received in a currency to pay for expenses in that same currency, whenever possible. The Company’s policy to maintain US and Canadian dollar cash and investment and short-term investment balances based on long term forecasts of currency needs thereby creating a natural currency hedge.

The Company has not entered into any agreements or purchased any instruments to hedge possible currency risks. The Company’s exposure to Canadian dollar currency expressed in US dollars was as follows:

(in US$)	December 31, 2016
Cash and cash equivalents and short-term investments	$43,094
Accounts receivable	289
Accrued revenue	128
Accounts payable and accrued liabilities	(3,238)
$40,273

An analysis of the Company’s sensitivity to foreign currency exchange rate movements is not provided in these financial statements as the Company’s Canadian dollar cash holdings and expected Canadian dollar revenues are sufficient to cover Canadian dollar expenses for the foreseeable future.

12. Supplementary information

Accounts payable and accrued liabilities is comprised of the following:

	December 31, 2016	December 31, 2015
Trade accounts payable	$3,215	$2,610
Research and development accruals	3,131	2,358
Professional fee accruals	498	640
Deferred lease inducements	350	297
Payroll accruals	2,178	2,331
Other accrued liabilities	538	591
	$9,910	$8,827

13. Interim financial data (unaudited)

	2016
	Q1	Q2	Q3	Q4	Total
Revenue	$603	$309	$774	$(195)	$1,491
Loss from operations	(19,977)	(195,248)	(18,975)	(257,439)	(491,639)
Net loss	$(15,874)	$(130,000)	$(19,595)	$(218,695)	$(384,164)
Basic and diluted net loss per share	$(0.31)	$(2.47)	$(0.37)	$(4.05)	$(7.24)

	2015
	Q1	Q2	Q3	Q4	Total
Revenue	$4,682	$3,440	$4,065	$12,686	$24,873
Loss from operations	(18,006)	(14,420)	(58,138)	(11,758)	(102,322)
Net loss	$(11,989)	$(14,886)	$(28,982)	$(5,264)	$(61,121)
Basic and diluted net loss per share	$(0.40)	$(0.27)	$(0.57)	$(0.10)	$(1.34)

14. Subsequent events

(a) Termination of License Agreement with Acuitas

In December 2013, the Company entered into a cross-license agreement with Acuitas Therapeutics Inc., or Acuitas. The terms of the cross-license agreement provided Acuitas with access to certain of the Company's earlier intellectual property generated prior to April 2010 for a specific field. On August 29, 2016, the Company provided Acuitas with notice that it considered Acuitas to be in material breach of the cross-license agreement. The cross-license agreement provides that it may be terminated upon any material breach by the other party 60 days after receipt of written notice of termination describing the material breach in reasonable detail. On October 25, 2016, Acuitas filed a Notice of Civil Claim in the Supreme Court of British Columbia seeking an order that the Company perform its obligations under the Cross License Agreement, for damages ancillary to specific performance, injunctive relief, interest and costs. The Company disputes Acuitas’ position and have not recorded an estimate of the possible loss associated with this claim, due to the uncertainties related to both the likelihood and amount of any possible loss or range of loss. The Company has filed its response within the time frame prescribed by the Court.

On February 8, 2017, the Company announced that the Supreme Court of British Columbia granted Arbutus' request for a pre-trial injunction against Acuitas, preventing Acuitas from further sublicensing of Arbutus' lipid nanoparticle (LNP) technology until the end of October 2017, or further order of the Court. Under the terms of the pre-clinical injunction, Acuitas is prevented from entering into any new agreements which include sublicensing of Arbutus' LNP.

(b) LNP License with Alexion

On March 16, 2017, the Company announced that it had entered into an agreement to license its LNP delivery technology to Alexion.  Under the terms of the agreement, the Company will receive $7,500,000 up front and subsequent payments up to $75,000,000 for the achievement of development, regulatory and commercial milestones as well as future royalties.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

As of the end of our fiscal year ended December 31, 2016, an evaluation of the effectiveness of our “disclosure controls and procedures” (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) was carried out by our management, with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO). Effective controls are required to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission (the “Commission”) rules and forms and (ii) accumulated and communicated to the management of the registrant, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure. Based upon our evaluation, because of the material weakness in internal controls over financial reporting described below, the CEO and CFO have concluded that as of the end of that fiscal year, our disclosure controls and procedures were not effective.

It should also be noted that the CEO and CFO do not expect that our disclosure controls and procedures or internal control over financial reporting will prevent all errors and fraud. A control system, no matter how well conceived or operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over our financial reporting, as such term is defined in Rule 13a-15(f) of the Securities Exchange Act of 1934. Internal control over financial reporting is defined as process designed by, or under the supervision of, the CEO and CFO, and effected by the issuer's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that: (1) pertain to the maintenance of records that in reasonable detail accurately reflect the transactions and dispositions of the assets of the issuer, (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the issuer are being made only in accordance with authorizations of management and directors of the issuer, and (3) provide reasonable assurance regarding preventions or timely detection of unauthorized acquisition, use or disposition of the issuer's assets that could have a material effect on the financial statements.

Management has assessed the effectiveness of our internal control over financial reporting as at December 31, 2016. In making its assessment, management used the Committee of Sponsoring Organizations of the Treadway Commission (COSO) framework in Internal Control – Integrated Framework (2013) to evaluate the effectiveness of our internal control over financial reporting. Based on this assessment, management has concluded that our internal control over financial reporting was not effective as of December 31, 2016 because of the material weakness described below.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is reasonable possibility that a material misstatement of our annual or interim financial statement will not be prevented or detected on a timely basis.

As a result of the year-end assessment process, a material weakness was identified in internal control over management’s review of the annual impairment evaluation of intangible assets and goodwill; specifically the judgments made with respect to the estimated discount rate and the mathematical accuracy of the impairment calculation. An area of significant judgment in our impairment analysis involved assessing the implications of a sustained discrepancy between our market capitalization and carrying values on the cost of capital and discount rate to be used in the impairment analysis. Management performed significant analysis, including engaging an external valuations expert, and as a result identified a range of discount rates that was supported by external data to form its final estimate. However, management’s review did not detect that the discount rate used in the impairment analysis did not adequately give effect to this discrepancy nor did it detect a mathematical error in the goodwill impairment calculation. This matter resulted in a material net post-closing adjustment to the December 31, 2016 financial statements to correct the understatement of impairment expense, overstatement of goodwill and intangible assets and related disclosures that was not identified by management on a timely basis. In connection with the selection of an appropriate discount rate, our internal controls were not operating effectively to identify and address on a timely basis a potential bias for exercising judgment specifically with respect to the discount rate used in the Company’s annual impairment evaluation of intangible assets and goodwill that could have resulted in a material misstatement. In connection with the mathematical accuracy of the impairment calculation, our internal controls were not operating effectively to identify an error in the spreadsheet used to calculate the goodwill impairment. We note that the net adjustment was ultimately recorded in the December 31, 2016 financial statements as presented herein and no misstatement of prior period published financial statements resulted from the control weakness identified.

Remediation Plan for Material Weakness in Internal Control Over Financial Reporting

Management is committed to remediating the identified material weakness in a timely manner, with appropriate oversight from our Audit Committee. Our planned remediation includes establishing a more comprehensive schedule for management review and control over critical inputs to the intangible asset impairment valuation model, particularly those inputs that are subject to significant levels of judgment, and establishing additional review procedures over the schedules that calculate goodwill impairment.

Attestation Report of the Registered Public Accounting Firm

The independent registered public accounting firm’s report, which expressed an adverse opinion on the effectiveness of our internal control over financial reporting, is included in Item 8 of this annual report on Form 10-K and is incorporated herein by reference.

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting during the Company's fiscal quarter ended December 31, 2016 that have materially affected or are reasonably likely to materially affect the Company's internal control over financial reporting, other than the identification of the material weakness described above.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated herein by reference to the information contained under the sections captioned “Proposal One — Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” Code of Business Conduct for Directors Officers and Employees," and “Corporate Governance” of the Proxy Statement. The information required by this item relating to executive officers is included in Part I, Item 1, “— Business-Executive Officers of the Registrant,” of this annual report on Form 10-K.

Item 11. Executive Compensation

The information required by this item is incorporated herein by reference to the information contained under the sections captioned “Executive Compensation,” "Director Compensation," and “Compensation Committee Report” of the Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated herein by reference to the information contained under the sections captioned “Security Ownership of Certain Beneficial Owners and Management,” and “Securities Authorized for Issuance Under Equity Compensation Plans” of the Proxy Statement.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated herein by reference to the information contained under the sections captioned “Corporate Governance,” and “Certain Relationships and Related Transactions” of the Proxy Statement.

Item 14. Principal Accounting Fees and Services

The information required by this item is incorporated herein by reference to the information contained under the section captioned "Independent Auditor" of the Proxy Statement.

PART IV

Item 15. Exhibits and Financial Statement Schedules

Financial Statements

 See Index to Consolidated Financial Statements under Item 8 of Part II.

Financial Statement Schedules

 None

Item 16.	Form 10-K Summary

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 21, 2017.

ARBUTUS BIOPHARMA CORPORATION

By:	/s/ Mark Murray
Mark Murray
President and Chief Executive Officer

 Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 21, 2017.

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

10.5*#
Executive Employment Agreement with Mark Murray, dated May 30, 2008 (incorporated herein by reference to Exhibit 4.11 to the Registrant’s Annual Report on Form 20-F for the year ended December 31, 2010 filed with the SEC on June 3, 2011).

10.6*#
Executive Employment Agreement with Peter Lutwyche, dated January 1, 2009 (incorporated herein by reference to Exhibit 4.12 to the Registrant’s Annual Report on Form 20-F for the year ended December 31, 2010 filed with the SEC on June 3, 2011).

10.7*#
Share Option Plan amended through May 12, 2009 (including form stock option agreements) (incorporated herein by reference to Exhibit 4.13 to the Registrant’s Annual Report on Form 20-F for the year ended December 31, 2010 filed with the SEC on June 3, 2011).

10.8*
Lease Agreement with Canada Lands Company CLC Limited dated December 15, 1997, as amended (incorporated herein by reference to Exhibit 4.14 to the Registrant’s Annual Report on Form 20-F for the year ended December 31, 2010 filed with the SEC on June 3, 2011).

10.9*#	Form of Indemnity Agreement (incorporated herein by reference to Exhibit 4.15 to the Registrant’s Annual Report on Form 20-F for the year ended December 31, 2010 filed with the SEC on June 3, 2011).

10.10†*
License Agreement between the University of British Columbia and Inex Pharmaceuticals Corporation executed on July 30, 2001 (incorporated herein by reference to Exhibit 4.17 to the Registrant’s Annual Report on Form 20-F for the year ended December 31, 2010 filed with the SEC on June 3, 2011).

10.11†*
Amendment Agreement between the University of British Columbia and Inex Pharmaceuticals Corporation dated July 11, 2006 (incorporated herein by reference to Exhibit 4.18 to the Registrant’s Annual Report on Form 20-F for the year ended December 31, 2010 filed with the SEC on June 3, 2011).

10.12†*
Second Amendment Agreement between the University of British Columbia and Inex Pharmaceuticals Corporation dated January 8, 2007 (incorporated herein by reference to Exhibit 4.19 to the Registrant’s Annual Report on Form 20-F for the year ended December 31, 2010 filed with the SEC on June 3, 2011).

10.13†*
Consent Agreement of the University of British Columbia to Inex/Alnylam Sublicense Agreement dated January 8, 2007 (incorporated herein by reference to Exhibit 4.20 to the Registrant’s Annual Report on Form 20-F for the year ended December 31, 2010 filed with the SEC on June 3, 2011).

10.14†*
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

10.16†*
Settlement Agreement and General Release, by and among Tekmira Pharmaceuticals Corporation, Protiva Biotherapeutics Inc., Alnylam Pharmaceuticals, Inc., and AlCana Technologies, Inc., dated November 12, 2012 (incorporated herein by reference to Exhibit 4.26 to the Registrant’s Annual Report on Form 20-F for the year ended December 31, 2012 filed with the SEC on March 27, 2013).

10.17†*
Cross-License Agreement by and among Alnylam Pharmaceuticals, Inc., Tekmira Pharmaceuticals Corporation and Protiva Biotherapeutics Inc., dated November 12, 2012 (incorporated herein by reference to Exhibit 4.27 to the Registrant’s Annual Report on Form 20-F for the year ended December 31, 2012 filed with the SEC on March 27, 2013).

10.18†*
License Agreement by and among Protiva Biotherapeutics Inc. and Marina Biotech, Inc. dated November 28, 2012 (incorporated herein by reference to Exhibit 4.28 to the Registrant’s Annual Report on Form 20-F for the year ended December 31, 2012 filed with the SEC on March 27, 2013).

10.19*#
Employment Agreement with Bruce Cousins dated October 7, 2013 (incorporated herein by reference to Exhibit 10.31 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2013 filed with the SEC on March 28, 2014).

10.20†*
Services Agreement by and among Protiva Biotherapeutics Inc., Protiva Agricultural Development Company Inc. and Monsanto Company dated January 12, 2014 (incorporated herein by reference to Exhibit 10.32 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2013 filed with the SEC on March 28, 2014).

10.21†*
Option Agreement by and among Tekmira Pharmaceuticals Corporation, Protiva Biotherapeutics Inc., Protiva Agricultural Development Company Inc. and Monsanto Canada Inc. dated January 12, 2014 (incorporated herein by reference to Exhibit 10.33 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2013 filed with the SEC on March 28, 2014).

10.22†*
License and Services Agreement by and among Protiva Biotherapeutics Inc., Protiva Agricultural Development Company Inc. and Tekmira Pharmaceuticals Corporation dated January 12, 2014 (incorporated herein by reference to Exhibit 10.34 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2013 filed with the SEC on March 28, 2014).

10.23*	Forms of Lock-Up Agreement (incorporated herein by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K/A filed with the SEC on January 26, 2015).

10.24*	Form of Registration Rights Agreement (incorporated herein by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K/A filed with the SEC on January 26, 2015).

10.25*	Form of Standstill Agreement (incorporated herein by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K/A filed with the SEC on January 26, 2015).

10.26*	Form of Representation Letter (incorporated herein by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K/A filed with the SEC on January 26, 2015).

10.27*#
Executive Employment Agreement, dated as of August 4, 2015, between Arbutus Biopharma Corporation and Michael Abrams. (incorporated herein by reference to Exhibit 10.12 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, filed with the SEC on August 7, 2015).

10.28*#
Executive Employment Agreement, dated as of August 4, 2015, between Arbutus Biopharma Corporation and Mark Kowalski. (incorporated herein by reference to Exhibit 10.13 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, filed with the SEC on August 7, 2015).

10.29*†
License Agreement, between Tekmira Pharmaceuticals and Protiva Biotherapeutics and Dicerna Pharmaceuticals dated November 16, 2014 (incorporated herein by reference to Exhibit 10.41 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2014, filed with the SEC on March 13, 2015).

10.30*†
Manufacturing and Clinical Trial Agreement between Tekmira Pharmaceuticals and Protiva Biotherapeutics and the Chancellor Masters and Scholars of the University of Oxford, dated December 18, 2014 (incorporated herein by reference to Exhibit 10.42 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2014, filed with the SEC on March 13, 2015).

10.31*
Underwriting Agreement for 3,750,000 Common Shares with Stifel, Nicolaus & Company, dated October 17, 2013 (incorporated herein by reference to Exhibit 10.76 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2014, filed with the SEC on March 13, 2015).

10.32*
Underwriting Agreement for 2,125,000 Common Shares with Leerink Partners LLC, dated March 14, 2014 (incorporated herein by reference to Exhibit 10.77 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2014, filed with the SEC on March 13, 2015).

10.33*#
Executive Employment Agreement Elizabeth Howard, dated March 7, 2016 (incorporated herein by reference to Exhibit 10.78 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2015, filed with the SEC on March 9, 2016).

10.34*†
Amended and Restated Option Agreement by and among Arbutus Biopharma Corporation, Protiva Biotherapeutics Inc., Protiva Agricultural Development Company Inc. and Monsanto Canada Inc., dated March 4, 2016 (incorporated herein by reference to Exhibit 10.79 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2015, filed with the SEC on March 9, 2016)

10.35*†
Amended and Restated License and Services Agreement by and among Protiva Biotherapeutics Inc., Protiva Agricultural Development Company Inc. and Arbutus Biopharma Corporation, dated March 4, 2016 (incorporated herein by reference to Exhibit 10.80 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2015, filed with the SEC on March 9, 2016).

10.36*
First Amendment to the Protiva-Monsanto Services Agreement by and among Protiva Biotherapeutics Inc., Protiva Agricultural Development Company Inc. and Monsanto Company, dated March 4, 2016 (incorporated herein by reference to Exhibit 10.81 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2015, filed with the SEC on March 9, 2016).

10.37*
Letter Agreement between OnCore Biopharma, Inc. and Cytos Biotechnology AG, effective July 16, 2015 (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, filed with the SEC on November 5, 2015).

10.38*
License Agreement between OnCore Biopharma, Inc. and Cytos Biotechnology Ltd. dated December 30, 2014 (incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, filed with the SEC on November 5, 2015).

10.39*#
Amending Agreement, dated as of November 2, 2015, among Arbutus Biopharma Corporation, Roivant Sciences Ltd., Patrick T. Higgins, Michael J. McElhaugh, Michael J. Sofia and Bryce A. Roberts (incorporated herein by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, filed with the SEC on November 5, 2015).

10.40*
Amendment No. 1 to the Option Agreement by and among Tekmira Pharmaceuticals Corporation, Protiva Biotherapeutics Inc., Protiva Agricultural Development Company Inc. and Monsanto Canada Inc. dated January 12, 2014 (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, filed with the SEC on August 14, 2014).

10.41*
Renewal and Modification of Lease Agreement with Canada Lands Company CLC Limited dated December 15, 1997, as amended (incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, filed with the SEC on August 14, 2014).

10.42*
Amendment No. 2 to the Option Agreement by and among Tekmira Pharmaceuticals Corporation, Protiva Biotherapeutics Inc., Protiva Agricultural Development Company Inc. and Monsanto Canada Inc. dated January 12, 2014 (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, filed with the SEC on November 7, 2014).

10.43*
License Agreement by and between NeuroVive Pharmaceutical AB and OnCore Biopharma, Inc., dated as of September 8, 2014 (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, filed with the SEC on May 6, 2015).

10.44*
Research Collaboration and Funding Agreement by and between Baruch S. Blumberg Institute and OnCore Biopharma, Inc., dated as of October 29, 2014 (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, filed with the SEC on May 6, 2015).

10.45*
Stock Purchase Agreement by and among OnCore Biopharma, Inc. and each of the stockholders of Enantigen Therapeutics, Inc., dated as of October 1, 2014 (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, filed with the SEC on May 6, 2015).

10.46*
Third Amendment to Option Agreement by and among Monsanto Canada, Inc., Tekmira Pharmaceuticals Corporation, Protiva Biotherapeutics, Inc. and Protiva Agricultural Development Company Inc., dated as of May 22, 2105 (incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, filed with the SEC on August 7, 2015).

10.47*#
Share Repurchase Agreement, dated effective as of July 11, 2015, between Tekmira Pharmaceuticals Corporation and Patrick T. Higgins (incorporated herein by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, filed with the SEC on August 7, 2015).

10.48*#
Executive Employment Agreement, dated effective as of July 11, 2015, between OnCore Biopharma, Inc. and Michael J. Sofia (incorporated herein by reference to Exhibit 10.8 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, filed with the SEC on August 7, 2015).

10.49*
Share Repurchase Agreement, dated effective as of July 11, 2015, between Tekmira Pharmaceuticals Corporation and Michael J. Sofia (incorporated herein by reference to Exhibit 10.9 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, filed with the SEC on August 7, 2015).

10.50*#
Agreement to Serve as Chief Development Officer, dated as of May 29, 2015, between Tekmira Pharmaceuticals Corporation and William T. Symonds (incorporated herein by reference to Exhibit 10.10 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, filed with the SEC on August 7, 2015).

10.51*#
Executive Employment Agreement, dated as of August 4, 2015, between Arbutus Biopharma Corporation and Bruce Cousins (incorporated herein by reference to Exhibit 10.11 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, filed with the SEC on August 7, 2015).

10.52*#
Executive Employment Agreement, dated as of August 4, 2015, between Arbutus Biopharma Corporation and Peter Lutwyche (incorporated herein by reference to Exhibit 10.14 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, filed with the SEC on August 7, 2015).

10.53*#
Separation of Executive Employment Agreement and Share Repurchase Agreement between Arbutus Biopharma, Inc., Arbutus Biopharma Corporation and Patrick T. Higgins, dated April 20, 2016 (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, filed with the SEC on May 4, 2016).

10.54*
Amended 2011 Omnibus Share Compensation Plan (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, filed with the SEC on August 4, 2016).

10.55*
2016 Omnibus Share and Incentive Plan (incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, filed with the SEC on August 4, 2016).

10.56*
Amended and Restated Research Collaboration and Funding Agreement, between Arbutus Biopharma Inc. and the Baruch S. Blumberg Institute, dated June 6, 2016 (incorporated herein by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, filed with the SEC on August 4, 2016).

10.57*†
Lease Agreement between Arbutus Biopharma, Inc. and ARE-PA Region No. 7, LLC dated August 9, 2016 (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, filed with the SEC on November 3, 2016).

10.58*
First Amendment to Lease Agreement between Arbutus Biopharma, Inc. and ARE-PA Region No. 7, LLC dated October 7, 2016 (incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, filed with the SEC on November 3, 2016).

10.59*
Acknowledgment of Commencement Date in connection with Lease Agreement between Arbutus Biopharma, Inc. and ARE-PA Region No. 7, LLC dated August 9, 2016 and as amended on October, 7, 2016 (incorporated herein by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, filed with the SEC on November 3, 2016).

10.60*#
Termination and Severance Agreement between Arbutus Biopharma Corporation and Mark Kowalski, dated September 30, 2016 (incorporated herein by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, filed with the SEC on November 3, 2016).

10.61*#
Termination and Severance Agreement between Arbutus Biopharma Corporation and Michael Abrams, dated September 30, 2016 (incorporated herein by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, filed with the SEC on November 3, 2016).

10.62**	Notice of Contract Termination from the U.S. Department of Defense for the TKM-Ebola Contract, dated October 1, 2015.

10.63**	Settlement Agreement and Release between Arbutus Biopharma Corporation and NeuroVive Pharmaceutical AB., dated October 19, 2016.

10.64**	Notice of Termination of License Agreement between Arbutus Biopharma Corporation and Dicerna Pharmaceuticals Inc., dated November 20, 2016.

10.65**	Notice of Termination of License Agreement between Arbutus Biopharma Corporation and Cytos Biotechnology Ltd. dated August 25, 2016.

10.66**#	Executive Employment Agreement Transfer, dated as of November 17, 2016, between Arbutus Biopharma Inc. and William T. Symonds.

10.67††	License Agreement between Arbutus Biopharma Corporation and Alexion Pharma Holding dated March 15, 2017.

21.1**	List of Subsidiaries

23.1**	Consent of KPMG LLP, an Independent Registered Public Accounting Firm

31.1**	Certification of Chief Executive Officer pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2**	Certification of Chief Financial Officer pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Previously filed

**	Filed herewith

†	Confidential treatment granted as to portions of this exhibit.

††	Confidential treatment has been requested as to portions of this exhibit.

#	Management Contract