Form 10-Q
period 2017-03-31
Arbutus Biopharma Corp
filed 2017-05-04
CIK 1447028

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
OR
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
(Do not check if a smaller
reporting company)

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.
[   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [   ]        No [X]
As of April 30, 2017, the registrant had 55,024,557 common shares, no par value, outstanding.

ARBUTUS BIOPHARMA CORP.
PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
ARBUTUS BIOPHARMA CORPORATION
Condensed Consolidated Balance Sheets
(Unaudited)

(Expressed in thousands of U.S. dollars, except share and per share amounts)
(Prepared in accordance with US GAAP)

	March 31,	December 31,
	2017	2016
Assets
Current assets:
Cash and cash equivalents	$29,851	$23,413
Short-term investments (note 2)	80,528	107,146
Accounts receivable	7,878	273
Accrued revenue	128	128
Investment tax credits receivable	308	293
Prepaid expenses and other assets	1,575	1,311
Total current assets	120,268	132,564
Restricted investment (notes 2 and 6)	12,601	12,601
Property and equipment	22,523	17,683
Less accumulated depreciation	(11,061)	(10,738)
Property and equipment, net of accumulated depreciation	11,462	6,945
Intangible assets (note 3)	99,445	99,445
Goodwill (note 3)	24,364	24,364
Total assets	$268,140	$275,919
Liabilities and stockholders' equity
Current liabilities:
Accounts payable and accrued liabilities (note 5)	$7,428	$9,910
Deferred revenue (note 4)	2,624	15
Liability-classified options (note 2)	819	553
Warrants (note 2)	—	107
Total current liabilities	10,871	10,585
Deferred revenue, net of current portion (note 4)	4,783	—
Loan payable (notes 2 and 6)	12,001	12,001
Contingent consideration (note 7)	10,124	9,065
Deferred tax liability	41,263	41,263
Total liabilities	79,042	72,914
Stockholders’ equity:
Common shares
Authorized - unlimited number with no par value
Issued and outstanding: 55,024,545 (December 31, 2016 - 54,841,494)	870,847	867,393
Additional paid-in capital	37,809	36,543
Deficit	(669,776)	(651,149)
Accumulated other comprehensive loss	(49,782)	(49,782)
Total stockholders' equity	189,098	203,005
Total liabilities and stockholders' equity	$268,140	$275,919

Nature of business and future operations (note 1)
Contingencies and commitments (note 7)
Subsequent event (note 9)
See accompanying notes to the condensed consolidated financial statements.

ARBUTUS BIOPHARMA CORPORATION
Condensed Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)

(Expressed in thousands of U.S. dollars, except share and per share amounts)
(Prepared in accordance with US GAAP)

	Three months ended
	March 31,
	2017	2016
Revenue (note 4)
Collaborations and contracts	$18	$107
Licensing fees, milestone and royalty payments	217	496
Total revenue	235	603

Expenses
Research, development, collaborations and contracts	13,872	13,144
General and administrative	4,328	7,219
Depreciation of property and equipment	334	217
Total expenses	18,534	20,580

Loss from operations	(18,299)	(19,977)

Other income (losses)
Interest income	368	244
Interest expense	(42)	—
Foreign exchange gains (losses)	427	2,942
Gain on disposition of financial instrument (note 4)	—	1,000
Decrease in fair value of warrant liability (note 2)	(22)	161
Increase in fair value of contingent consideration (note 7)	(1,059)	(244)
Total other income (losses)	(328)	4,103

Net loss	$(18,627)	$(15,874)

Loss per common share
Basic and diluted	$(0.34)	$(0.31)
Weighted average number of common shares
Basic and diluted	54,307,464	51,400,485
See accompanying notes to the condensed consolidated financial statements.

ARBUTUS BIOPHARMA CORPORATION
Condensed Consolidated Statement of Stockholders’ Equity
(Unaudited)

(Expressed in thousands of U.S. dollars, except share and per share amounts)
(Prepared in accordance with US GAAP)

	Number of shares	Share capital	Additional paid-in capital	Deficit	Accumulated other comprehensive loss	Total stockholders' equity
December 31, 2016	54,841,494	$867,393	$36,543	$(651,149)	$(49,782)	$203,005
Stock-based compensation	—	2,953	1,475	—	—	4,428
Certain fair value adjustments to liability stock option awards (note 2)	—	—	(190)	—	—	(190)
Issuance of common shares pursuant to exercise of options	4,051	20	(19)	—	—	1
Issuance of common shares pursuant to exercise of warrants	179,000	481	—	—	—	481
Net loss	—	—	—	(18,627)	—	(18,627)
Balance, March 31, 2017	55,024,545	$870,847	$37,809	$(669,776)	$(49,782)	$189,098
See accompanying notes to the condensed consolidated financial statements.

ARBUTUS BIOPHARMA CORPORATION
Condensed Consolidated Statements of Cash Flow
(Unaudited)

(Expressed in thousands of U.S. dollars)
(Prepared in accordance with US GAAP)

	Three months ended
	March 31,
	2017	2016
OPERATING ACTIVITIES
Net loss for the period	$(18,627)	$(15,874)
Items not involving cash:
Depreciation of property and equipment	334	217
Stock-based compensation - research, development, collaborations and contract expenses	2,622	2,947
Stock-based compensation - general and administrative expenses	1,881	4,965
Unrealized foreign exchange (gains) losses	(425)	(3,006)
Change in fair value of warrant liability	22	(161)
Change in fair value of contingent consideration	1,059	244
Net change in non-cash operating items:
Accounts receivable	(7,605)	668
Investment tax credits receivable	(15)	—
Prepaid expenses and other assets	(264)	(273)
Accounts payable and accrued liabilities	(3,909)	(1,116)
Deferred revenue	7,392	(157)
Net cash used in operating activities	(17,535)	(11,546)
INVESTING ACTIVITIES
Disposition (acquisition) of short and long-term investments, net	26,618	(13,306)
Acquisition of property and equipment	(3,423)	(276)
Net cash provided by (used) in investing activities	23,195	(13,582)
FINANCING ACTIVITIES
Issuance of common shares pursuant to exercise of options	1	115
Issuance of common shares pursuant to exercise of warrants	353	—
Net cash provided by financing activities	354	115
Effect of foreign exchange rate changes on cash and cash equivalents	424	3,006
(Decrease) Increase in cash and cash equivalents	6,438	(22,007)
Cash and cash equivalents, beginning of period	23,413	166,779
Cash and cash equivalents, end of period	$29,851	$144,772
Supplemental cash flow information
Non-cash transactions:
Acquired property and equipment in trade payables	1,427	—
See accompanying notes to the condensed consolidated financial statements.

ARBUTUS BIOPHARMA CORPORATION

Notes to Condensed Consolidated Financial Statements
(Tabular amounts in thousands of US Dollars, except share and per share amounts)

1.      Nature of business and future operations

Arbutus Biopharma Corporation (the “Company” or “Arbutus”) is a biopharmaceutical business dedicated to discovering, developing, and commercializing a cure for patients suffering from chronic hepatitis B infection, a disease of the liver caused by the hepatitis B virus (“HBV”). The Company's portfolio of assets includes a broad pipeline of drug candidates to develop a cure for HBV and leverages the Company’s expertise in Lipid Nanoparticle ("LNP") technology.

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

2.      Significant accounting policies

Basis of presentation

These unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles of the United States of America (“U.S. GAAP”) for interim financial statements and accordingly, do not include all disclosures required for annual financial statements. These statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the year ended December 31, 2016 and included in the Company’s 2016 annual report on Form 10-K. The unaudited condensed consolidated financial statements reflect, in the opinion of management, all adjustments and reclassifications necessary to present fairly the financial position, results of operations and cash flows at March 31, 2017 and for all periods presented. The results of operations for the three months ended March 31, 2017 and March 31, 2016 are not necessarily indicative of the results for the full year. These unaudited condensed consolidated financial statements follow the same significant accounting policies as those described in the notes to the audited consolidated financial statements of the Company for the year ended December 31, 2016, except as described below.

Principles of Consolidation

These unaudited condensed consolidated financial statements include the accounts of the Company and its two wholly-owned subsidiaries, Arbutus Biopharma Inc. ("Arbutus Inc.") and Protiva Biotherapeutics Inc. ("Protiva"). All intercompany transactions and balances have been eliminated on consolidation.

In addition to Arbutus Inc. and Protiva, the Company's former wholly-owned subsidiary, Protiva Agricultural Development Company Inc. ("PADCo"), was previously recorded by the Company using the equity method. On March 4, 2016, Monsanto exercised its option to acquire 100% of the outstanding shares of PADCo, as described in note 4.

Income or loss per share

Income or loss per share is calculated based on the weighted average number of common shares outstanding. Diluted loss per share does not differ from basic loss per share since the effect of the Company’s stock options, liability-classified stock option awards, and warrants are anti-dilutive. During the three months ended March 31, 2017, potential common shares of 5,961,443 (March 31, 2016 – 7,371,193) were excluded from the calculation of loss per common share because their inclusion would be anti-dilutive, of which 453,176 (March 31, 2016 - 3,021,180) relates to shares issued subject to repurchase provisions as part of consideration paid for the acquisition of Arbutus Inc.

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

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis, in thousands, and indicates the fair value hierarchy of the valuation techniques used to determine such fair value:

	Level 1	Level 2	Level 3	March 31, 2017
Assets
Cash and cash equivalents	$29,851	—	—	$29,851
Short-term investments	80,528	—	—	80,528
Restricted investment	12,601	—	—	12,601
Total	$122,980	—	—	$122,980
Liabilities
Liability-classified options	—	—	$819	$819
Contingent consideration	—	—	10,124	10,124
Total	—	—	$10,943	$10,943

	Level 1	Level 2	Level 3	December 31, 2016
Assets
Cash and cash equivalents	$23,413	—	—	$23,413
Short-term investments	107,146	—	—	107,146
Restricted investment	12,601	—	—	12,601
Total	$143,160	—	—	$143,160
Liabilities
Warrants	—	—	$107	$107
Liability-classified options			553	553
Contingent consideration	—	—	9,065	9,065
Total	—	—	$9,725	$9,725

The following table presents the changes in fair value of the Company’s warrants:

	Liability at beginning of the period	Fair value of warrants exercised in the period	Increase (decrease) in fair value of warrants	Liability at end of the period
Three months ended March 31, 2017	$107	$(129)	$22	$—

During the three months ended March 31, 2017, there were 179,000 warrants exercised for $353,000 in cash (March 31, 2016 - nil) and no warrants were exercised using the cashless exercise provision (March 31, 2016 - nil). On March 1, 2017, 22,000 of the Company's warrants expired, resulting in a nil liability balance for the period-ended March 31, 2017. The change in fair value of warrant liability for the three months ended March 31, 2017 is recorded in the statement of operations and comprehensive loss.

The following table presents the changes in fair value of the Company’s liability-classified stock option awards:

	Liability at beginning of the period	Increase (decrease) in fair value of liability	Liability at end of the period
Three months ended March 31, 2017	$553	$266	$819

The following table presents the changes in fair value of the Company’s contingent consideration:

	Liability at beginning of the period	Increase in fair value of Contingent Consideration	Liability at end of the period
Three months ended March 31, 2017	$9,065	$1,059	$10,124

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (ASC 606). The standard, as subsequently amended, is intended to clarify the principles for recognizing revenue and to develop a common revenue standard for U.S. GAAP and IFRS by creating a new Topic 606, Revenue from Contracts with Customers. This guidance supersedes the revenue recognition requirements in ASC 605, Revenue Recognition, and supersedes some cost guidance included in Subtopic 605-35, Revenue Recognition – Construction-Type and Production-Type Contracts. The core principle of the accounting standard is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those good or services. The amendments should be applied by either (1) retrospectively to each prior reporting period presented; or (2) retrospectively with the cumulative effect of initially applying this ASU recognized at the date of initial application. The new guidance would be effective for fiscal years beginning after December 15, 2017, which for the Company means January 1, 2018. The Company has begun its evaluation on the timing and method of adoption, as well as the expected impact that the standard could have on its consolidated financial statements and related disclosures.

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

The following table summarizes the carrying values of the intangible assets as at March 31, 2017:

	March 31, 2017	December 31, 2016
IPR&D – Immune Modulators	$40,798	$40,798
IPR&D – Antigen Inhibitors	14,811	14,811
IPR&D – cccDNA Sterilizers	43,836	43,836
Total IPR&D	$99,445	$99,445

Impairment evaluation of goodwill

At March 31, 2017, the Company did not identify any new indicators of impairment. No impairment charge on intangible assets or goodwill was recorded for the period ended March 31, 2017 (2016 - nil).

4.      Collaborations, contracts and licensing agreements

The following tables set forth revenue recognized under collaborations, contracts and licensing agreements, in thousands:

	Three months ended March 31,
	2017	2016
Collaborations and contracts
Alexion (a)	$18	$—
Dicerna (c)	—	107
Total research and development collaborations and contracts	18	107
Licensing fees, milestone and royalty payments
Alexion licensing fee (a)	109	—
Dicerna licensing fee (c)	—	213
Other milestone and royalty payments (e)	108	283
Total licensing fees, milestone and royalty payments	217	496
Total revenue	$235	$603

The following table sets forth deferred collaborations and contracts revenue:

	March 31, 2017	December 31, 2016
Alexion current portion (a)	$2,609	$—
DoD (b)	15	15
Deferred revenue, current portion	2,624	15
Alexion long-term portion (a)	4,783	—
Total deferred revenue	$7,407	$15

(a)      License Agreement with Alexion Pharmaceuticals, Inc. ("Alexion")

On March 16, 2017, the Company signed a license agreement with Alexion that entitles Alexion to research, develop, manufacture, and commercialize products with the Company's LNP technology in their single orphan disease target. In consideration for the rights granted under the agreement, the Company is entitled to receive a $7,500,000 non-refundable upfront cash payment. The Company is also entitled to receive payments from Alexion for services provided, as well as further subsequent payments up to $75,000,000 for the achievement of development, regulatory and commercial milestones, as well as single digit royalties. Further, under the agreement, a joint steering committee has been established to provide guidance and direction on the progression of the collaboration.

The Company determined the deliverables under the agreement included the rights granted, participation in the joint steering committee, and other services provided, as directed under the joint steering committee. The license and participation in the joint steering committee have been determined by the Company to not have standalone value due to the uniqueness of the subject matter under the agreement. Therefore, these deliverables are treated as one unit of accounting and recognized as revenue over the performance period.

The Company has determined that other services to be provided have standalone value. The relative fair values are estimated upon the execution of each activity, with actual expenditures charged at rates comparable to market with embedded margins on each service activity.

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

(b)      Contract with United States Government’s Department of Defense (“DoD”) to develop TKM-Ebola

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

The Company determined the deliverables under the Agreements included the rights granted, participation in the joint development committee, materials manufactured and other services provided, as directed under the joint development committee. The license and participation in the joint development committee have been determined by the Company to not have standalone value due to the uniqueness of the subject matter under the Agreements. Therefore, these deliverables are treated as one unit of accounting and recognized as revenue over the performance period. In September 2016, Dicerna announced the discontinuation of their DCR-PH1 program using the Company's technology. As such, the Company revised the estimated completion date of performance period from March 2017 to September 30, 2016, at which time the Company has no further remaining performance obligations. This resulted in the recognition of $1,066,000 in Dicerna license fee revenue for year ended December 31, 2016 and no revenue thereafter.

(d)      Option and Services Agreements with Monsanto Company (“Monsanto”)

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

Talon was acquired by Spectrum in July 2013. The acquisition does not affect the terms of the license between Talon and the Company. On September 3, 2013, Spectrum announced that they had shipped the first commercial orders of Marqibo. For the three months ended March 31, 2017, the Company recorded $54,000 in Marqibo royalty revenue (three months ended March 31, 2016 - $28,000). For the three months ended March 31, 2017, the Company accrued 2.5% in royalties due to TPC in respect of the Marqibo royalty earned by the Company – see note 7, contingencies and commitments.

5.      Accounts payable and accrued liabilities

Accounts payable and accrued liabilities are comprised of the following, in thousands:

	March 31, 2017	December 31, 2016
Trade accounts payable	$1,614	$3,215
Research and development accruals	2,856	3,131
License fee accruals	48	—
Professional fee accruals	514	498
Deferred lease inducements	465	350
Payroll accruals	214	2,178
Other accrued liabilities	1,717	538
	$7,428	$9,910

6.      Loan payable

On December 27, 2016, the Company obtained a loan of $12,001,000 from Wells Fargo in the form of a promissory note for the purpose of financing its operations, including the expansion of laboratory facilities for its U.S. operations. The loan accrues interest daily based on an interest rate of the one-month London Interbank Offered Rate (LIBOR), plus a margin of 1.25% per annum. The carrying value of the loan is recorded at the principal plus any accrued interest not yet paid. The loan is due on December 27, 2019.

The loan is secured by the Company's cash of $12,601,000, and is restricted from use until the loan has been settled in full. The Company invested the restricted cash in a two-year fixed certificate of deposit with Wells Fargo (see note 2) and is presented as restricted investment in the Company's balance sheet for the period ended March 31, 2017.

7.      Contingencies and commitments

Product development partnership with the Canadian Government

The Company entered into a Technology Partnerships Canada ("TPC") agreement with the Canadian Federal Government on November 12, 1999. Under this agreement, TPC agreed to fund 27% of the costs incurred by the Company, prior to March 31, 2004, in the development of certain oligonucleotide product candidates up to a maximum contribution from TPC of $7,179,000 (C$9,330,000). As at March 31, 2017, a cumulative contribution of $2,781,000 (C$3,702,000) has been received and the Company does not expect any further funding under this agreement. In return for the funding provided by TPC, the Company agreed to pay royalties on the share of future licensing and product revenue, if any, that is received by the Company on certain non-siRNA oligonucleotide product candidates covered by the funding under the agreement. These royalties are payable until a certain cumulative payment amount is achieved or until a pre-specified date. In addition, until a cumulative amount equal to the funding actually received under the agreement has been paid to TPC, the Company agreed to pay 2.5% royalties on any royalties the Company receives for Marqibo. For the three months ended March 31, 2017, the Company earned royalties on Marqibo sales in the amount of $54,000 (three months ended March 31, 2016 – $28,000) (see note 4(e)), resulting in $1,000 being recorded by the Company as royalty payable to TPC (March 31, 2016 -$1,000). The cumulative amount paid or accrued up to March 31, 2017 was $18,000, therefore the remaining contingent amount due to TPC is $2,763,000 (C$3,678,000).

Arbitration with the University of British Columbia (“UBC”)

Certain early work on lipid nanoparticle delivery systems and related inventions was undertaken at the Company and assigned to the University of British Columbia (UBC). These inventions are licensed to the Company by UBC under a license agreement, initially entered in 1998 as amended in 2001, 2006 and 2007. The Company has granted sublicenses under the UBC license to Alnylam. Alnylam has in turn sublicensed back to the Company under the licensed UBC patents for discovery, development and commercialization of siRNA products.

On November 10, 2014, UBC filed a notice of arbitration against the Company and on January 16, 2015, filed a Statement of Claim, which alleges entitlement to $3,500,000 in allegedly unpaid royalties based on publicly available information, and an unspecified amount based on non-public information. UBC also seeks interest and costs, including legal fees. The Company filed its Statement of Defense to UBC's Statement of Claims, as well as filed a Conterclaim involving a patent application that Arbutus alleges UBC wrongly licensed to a third party rather than to Arbutus. The Company continues to dispute UBC’s allegations, and seeks any license payments for said application, and an exclusive worldwide license to said application. However, the Company notes that arbitration is subject to inherent uncertainty and an arbitrator could rule against the Company. The Company has not recorded an estimate of the possible loss associated with this arbitration, due to the uncertainties related to both the likelihood and amount of any possible loss or range of loss. The proceedings have been bifurcated into phases, with a hearing set for June 2017. Arbitration and related matters are costly and may divert the attention of the Company’s management and other resources that would otherwise be engaged in other activities. Costs related to the arbitration are recorded by the Company as incurred.

Contingent consideration from Arbutus Inc. acquisition of Enantigen and License Agreements between Enantigen and the Baruch S. Blumberg Institute (“Blumberg”) and Drexel University (“Drexel”)

In October 2014, Arbutus Inc. acquired all of the outstanding shares of Enantigen pursuant to a stock purchase agreement. Through this transaction, Arbutus Inc. acquired a HBV surface antigen secretion inhibitor program and a capsid assembly inhibitor program, each of which are now assets of the Company, following the Company’s merger with Arbutus Inc.

Under the stock purchase agreement, Arbutus Inc. agreed to pay up to a total of $21,000,000 to Enantigen’s selling stockholders upon the achievement of certain triggering events related to Enantigen’s two programs in pre-clinical development related to HBV therapies. The first triggering event is the enrollment of the first patient in a Phase 1b clinical trial in HBV patients, which the Company believes is likely to occur in the next twelve-month period.

The regulatory, development and sales milestone payments had an initial estimated fair value of approximately $6,727,000 as at the date of acquisition of Arbutus Inc., and have been treated as contingent consideration payable in the purchase price allocation, based on information available at the date of acquisition, using a probability weighted assessment of the likelihood the milestones would be met and the estimated timing of such payments, and then the potential contingent payments were discounted to their present value using a probability adjusted discount rate that reflects the early stage nature of the development program, time to complete the program development, and market comparative data.

Contingent consideration is recorded as a financial liability, and measured at its fair value at each reporting date, based on an updated consideration of the probability-weighted assessment of expected milestone timing, with any changes in fair value from the previous reporting date recorded in the statement of operations and comprehensive loss (see note 2).

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

8.      Concentrations of credit risk

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

The carrying amount of financial assets represents the maximum credit exposure. The maximum exposure to credit risk at March 31, 2017 was the accounts receivable balance of $7,878,000 (December 31, 2016 -$273,000).

All accounts receivable balances were current at March 31, 2017 and at December 31, 2016.

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

On February 8, 2017, the Company announced that the Supreme Court of British Columbia granted Arbutus' request for a pre-trial injunction against Acuitas, preventing Acuitas from further sublicensing of Arbutus' LNP technology until the end of October, or further order of the Court. Under the terms of the pre-trial injunction, Acuitas is prevented from entering into any new agreements which include sublicensing of Arbutus' LNP. On March 7, 2017, Acuitas appealed the injunction decision and on April 3, 2017, the appeal was denied. The case regarding the termination of Acuitas' license from Arbutus will be tried in court subject to scheduling.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following discussion and analysis by our management of our financial position and results of operations in conjunction with our audited consolidated financial statements and related notes thereto included as part of our Annual Report on Form 10-K for the year ended December 31, 2016 and our unaudited condensed consolidated financial statements for the three month period ended March 31, 2017. Our consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles and are presented in U.S. dollars.

FORWARD-LOOKING STATEMENTS

The information in this report contains forward-looking statements within the meaning of the Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, and forward looking information within the meaning of Canadian securities laws (collectively, “forward-looking statements”). Forward-looking statements in this report include statements about our strategy, future operations, clinical trials, prospects and the plans of management; the discovery, development and commercialization of a cure for HBV; our beliefs and development path and strategy to achieve a cure for HBV; obtaining adequate financing through a combination of financing activities and operations; anticipated incoming payments and royalties from the license agreement with Alexion; evaluating different treatment durations to determine the optimal finite duration of therapy; selecting combination therapy regimens and treatment durations to conduct Phase III clinical trials intended to ultimately support regulatory filings for marketing approval; approval for a single product from our pipeline by combining with available agents to improve upon the cure rate with the current standard of care; expanding our HBV drug candidate pipeline through internal development, acquisitions and in-licenses; initial results from Cohort 4 of the Phase II trial if ARB-1467 from three months of bi-weekly dosing expected in the third quarter of 2017; the potential of ARB-1740 to be effective at lower clinical doses than ARB-1467; data from the ARB-1740 Phase II MAD study being available in the second half of 2017; beginning a AB-423 multi-dosing study in HBV patients in the second half of 2017; evaluating AB-423’s utility in combination with our RNAi candidates (ARB-1467 and ARB-1740) nucs and possibly interferon in 2018; exploring partnership opportunities to enable further study of TKM-PLK-1 in HCC; results from Alnylam's patisiran (ALN-TTR02) Phase 3 cohort and a subsequent New Drug Application filing in 2017, with possible low to mid-single-digit royalty payments escalating based on sales performance as Alnylam’s LNP-enabled products are commercialized; receiving up to $75 million for achievement of development, regulatory, and commercial milestones, as well as single digit royalties, under the license agreement with Alexion; conducting technology development and providing manufacturing and regulatory support for Alexion until January 2020; the belief that current legal proceedings will not have a material adverse effect on our consolidated results of operations, cash flows, or financial condition; the expected return from strategic alliances, licensing agreements, and research collaborations; statements with respect to revenue and expense fluctuation and guidance; and the quantum and timing of potential funding.
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

HBV Product Pipeline

Our product pipeline, like our business, is focused on finding a cure for chronic HBV infection, with the objective of developing a combination of products that intervene at different points in the viral life cycle, and reactivating the host immune system. Initially, these combinations will include a single product from our pipeline combined with approved agents. Given our strong scientific and research capabilities in-house, we are able to conduct preclinical combination studies to evaluate combinations of our proprietary pipeline candidates with approved agents and with each other. Once compounds within the portfolio with sufficient activity have been identified, we intend, subject to discussions with regulatory authorities, to evaluate combinations of two or more drug candidates in cohorts of patients with chronic HBV infection. We expect to use these results to adaptively design additional treatment regimens for the next cohorts. We also plan to evaluate different treatment durations to determine the optimal finite duration of therapy. We plan to continue this iterative process until we select combination therapy regimens and treatment durations to conduct Phase III clinical trials intended to ultimately support regulatory filings for marketing approval. In the meantime, we believe that there is a potential path to approval for a single product from our pipeline by combining with available agents to improve upon the cure rate with the current standard of care.

Candidate	Stage of Development: Research	IND Enabling	Phase I	Phase II	Next Milestone
ARB-1467 *RNAi 1.0*					**2H17**: Cohort 4 data **2H17**: New combo study
ARB-1740 *RNAi 2.0*					**2H17**: Multi-dosing study result
AB-423 *Core/Capsid Inhibitor*					**2H17:** Initiate HBV patient study
Capsid 2.0					Candidate nomination
Oral S-Antigen Inhibitor					Candidate nomination
GalNAc RNAi					Candidate nomination
Checkpoint inhibitor					Lead optimization
cccDNA Targeting Agent					Lead optimization

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

The Phase II trial is a multi-dose study in chronic HBV patients who are also receiving nucleot(s)ide analog therapy. The trial consists of four cohorts. The first three cohorts each enrolled eight subjects; six receiving three monthly doses of ARB-1467, and two receiving placebo. Cohort 3 enrolled twelve patients, all receiving five bi-weekly doses of ARB-1467. Cohorts 1, 2, and 4 enrolled HBeAg- patients and Cohort 3enrolled HBeAg+ patients. ARB-1467 is administered at 0.2 mg/kg in Cohort 1 and 0.4 mg/kg in Cohorts 2, 3, and 4. Results from this trial based on multiple dose administration of ARB-1467 in Cohorts 1, 2 and 3 demonstrated significant reductions in serum HBsAg levels and showed a step-wise, additive reduction in serum HBsAg with each subsequent dose. The HBsAg reduction achieved after three monthly doses of 0.4mg/kg in Cohort 2 was greater than that seen at 0.2 mg/kg in Cohort 1, demonstrating a dose-response seen with repeat dosing. There were no significant differences in serum HBsAg reductions between HBeAg-negative and HBeAg-positive patients. Overall treatment was well tolerated in all three cohorts (Cohorts 1, 2 and 3). Cohort 4 is fully enrolled, with initial results from three months of bi-weekly dosing expected in the third quarter of 2017. Cohort 4 also has an extension phase where patients who meet predefined response criteria after the first three months of dosing will go on to receive monthly dosing of ARB-1467 for up to an additional nine months (enabling up to one year of dosing in total).

While we are focused on development of our lead HBV product candidates, we believe in continuous innovation and will incorporate technological and product design advancements that may result in an improvement in safety and/or efficacy. An example of this is our follow-on RNAi HBV candidate, ARB-1740. ARB-1740 is more potent than ARB-1467 in preclinical studies and has the potential to be effective at lower clinical doses than ARB-1467. ARB-1740 is chemically distinct from ARB-1467 (includes different target sequences) and employs the same LNP formulation as ARB-1467. ARB-1740 Phase II MAD study began dosing HBV patients early this year and data will be available in the second half of 2017.

Core Protein/ Capsid Assembly Inhibitor (AB-423)

HBV core protein, or capsid, is required for viral replication and core protein may have additional roles in cccDNA function. Current nucleot(s)ide analog therapy significantly reduces HBV DNA levels in the serum but HBV replication continues in the liver, thereby enabling HBV infection to persist. Effective therapy for patients requires new agents which will effectively block viral replication. We are developing core protein inhibitors (also known as capsid assembly inhibitors) as oral therapeutics for the treatment of chronic HBV infection. By inhibiting assembly of the viral capsid, the ability of hepatitis B virus to replicate is impaired, resulting in reduced cccDNA. We initiated a healthy volunteer clinical study of AB-423 in March 2017 with single ascending dose cohorts followed by multiple ascending dose cohorts, and expect to begin a multi-dosing study in HBV patients in the second half of 2017. Following initial studies of AB-423 in patients and based on results from in vivo combination studies, we plan to evaluate its utility in combination with our RNAi candidates (ARB-1467 and ARB-1740) nucs and possibly interferon in 2018. In addition to AB-423, our core protein/capsid assembly inhibitor discovery effort is ongoing and has already generated promising back-up compounds.

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

Suspended Non-HBV RNAi Assets
Our intent is to focus our efforts on discovering, developing and commercializing a cure for patients suffering from chronic HBV infection. As such, we have suspended further development of our non-HBV assets and are exploring different strategic options to maximize the value of these assets. Additional information on these programs can be found in Part I, Item 1, “— Business-Suspended Non-HBV RNAi Assets,” of the annual report on Form 10-K, filed on March 22, 2017.

TKM-PLK1
The Phase I/II TKM-PLK1 clinical study in patients with advanced Hepatocellular Carcinoma (HCC) was completed in 2016. Topline results from this study show that TKM-PLK1 was well-tolerated at a dose of 0.6 mg/kg, 51% of subjects showed overall stable disease (SD) according to RECIST criteria, 22% of subjects showed an overall partial response (PR) according to Choi response criteria, and tumor density was reduced by up to 59%.

Partner Programs

Patisiran (ALN-TTR02)
Alnylam has a license to use our intellectual property to develop and commercialize products and may only grant access to our LNP technology to its partners if it is part of a product sublicense. Alnylam’s license rights are limited to patents that we have filed, or that claim priority to a patent that was filed, before April 15, 2010. Alnylam's patisiran (ALN-TTR02) program represents the most clinically advanced application of our LNP delivery technology, and results demonstrate that multi-dosing with our LNP has been well-tolerated with treatments out to 25 months. Results from this study are expected in mid-2017. We are entitled to low to mid-single-digit royalty payments escalating based on sales performance as Alnylam’s LNP-enabled products are commercialized.

Marqibo®
Marqibo®, originally developed by Arbutus, is a novel, sphingomyelin/cholesterol liposome-encapsulated formulation of the FDA-approved anticancer drug vincristine. Marqibo’s approved indication is for the treatment of adult patients with Philadelphia chromosome-negative acute lymphoblastic leukemia (Ph-ALL) in second or greater relapse or whose disease has progressed following two or more lines of anti-leukemia therapy. Our licensee, Spectrum Pharmaceuticals, Inc. (Spectrum), launched Marqibo through its existing hematology sales force in the United States. Spectrum has ongoing trials evaluating Marqibo in three additional indications, which are: first line use in patients with Philadelphia Negative Acute Lymphoblastic Leukemia (Ph-ALL), Pediatric ALL and Non-Hodgkin’s lymphoma. We are receiving mid-single digit royalty payments on sales of Marqibo.

Recent Developments
Alexion Pharmaceuticals Inc.
In March 2017, we entered into a license agreement with Alexion that granted them exclusive use of our proprietary lipid nanoparticle (LNP) technology in one of Alexion's rare disease programs. Under the terms of the license agreement, Alexion paid us $7.5 million upfront, and may pay us up to $75 million for achievement of development, regulatory, and commercial milestones, as well as single digit royalties. In addition, Arbutus will conduct technology development and provide manufacturing and regulatory support, for which we will be fully reimbursed by Alexion, for the rapid advancement of their mRNA product candidate.

Acuitas Therapeutics Inc.
In December 2013 we entered into a cross-license agreement with Acuitas Therapeutics Inc., or Acuitas. The terms of the cross-license agreement provided Acuitas with access to certain of our earlier intellectual property (IP) generated prior to April 2010 for a specific field.  On August 29, 2016, we provided Acuitas with notice that Arbutus considered Acuitas to be in material breach of the cross-license agreement.  On October 25, 2016, Acuitas filed a Notice of Civil Claim in the Supreme Court of British Columbia seeking an order that we perform our obligations under the Cross License Agreement, for damages ancillary to specific performance, injunctive relief, interest and costs.  We disputed Acuitas' position and filed a counterclaim seeking, among other relief, a declaration that the Cross License Agreement had been terminated. On January 10, 2017, we filed an application seeking an order to enjoin Acuitas from entering into any further agreements purporting to sublicense Arbutus' technology from the date of the order to the date of trial or further order from the court. Acuitas filed a response to Arbutus' application and the matter was the subject of a hearing on January 26, 2017, which resulted in the Supreme Court of British Columbia granting a pre-trial injunction against Acuitas. On March 7, 2017, Acuitas appealed the injunction decision and on April 3, 2017, the appeal was denied. The case regarding the termination of Acuitas' license from Arbutus will be tried in court subject to scheduling.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES

There are no other changes to our critical accounting policies and estimates from those disclosed in our annual MD&A contained in our 2016 Annual Report filed on Form 10-K.

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

Please refer to Note 2 to our consolidated financial statements included in Part I, Item 1, "Financial Statements (Unaudited)" of this quarterly report on Form 10-Q for a description of recent accounting pronouncements applicable to our business.

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

(in millions $ except per share data) – unaudited

	Q1	Q4	Q3	Q2	Q1	Q4	Q3	Q2
	2017	2016	2016	2016	2016	2015	2015	2015
Revenue
Collaborations and contracts:
DoD	$—	$—	$—	$—	$—	$(0.1)	$2.0	$1.9
Monsanto	—	—	—	—	—	3.9	0.3	0.3
Dicerna	—	—	0.1	—	0.1	0.7	0.7	0.2
Alexion	0.02	—	—	—	—	—	—	—
	0.02	—	0.1	—	0.1	4.5	3.0	2.4
Monsanto licensing fees and milestone payments		—	—	—	—	7.9	0.7	0.8
Dicerna licensing fee	—	—	0.6	0.2	0.2	0.3	0.3	0.3
Alexion licensing fee	0.1	—	—	—	—	—	—	—
Other milestone and royalty payments	0.1	(0.2)	—	0.1	0.3	0.1	0.1	0.1
Total revenue	0.2	(0.2)	0.7	0.3	0.6	12.7	4.1	3.6
Expenses	(18.5)	(257.2)	(19.7)	(195.6)	(20.6)	(24.4)	(62.2)	(17.9)
Other income (losses)	(0.3)	(1.4)	(0.6)	0.4	4.1	5.5	14.0	(0.5)
Loss before income taxes	(18.6)	(258.8)	(19.6)	(194.9)	(15.9)	(6.2)	(44.2)	(14.8)
Income tax benefit	—	40.1	—	64.9	—	1.0	15.2	—
Net loss	(18.6)	(218.7)	(19.6)	(130.0)	(15.9)	(5.2)	(29.0)	(14.8)
Basic and diluted net loss per share	$(0.34)	$(4.05)	$(0.37)	$(2.47)	$(0.31)	$(0.10)	$(0.57)	$(0.27)

Quarterly Trends

Revenue / Our revenue is derived from research and development collaborations and contracts, licensing fees, milestone and royalty payments.

In Q3 2010 we signed a contract with the DoD to develop TKM-Ebola. In July 2015, we announced that activities had been suspended and in Q4 2015 the DoD contract was terminated. We are currently conducting contract close out procedures with the DoD.

In January 2014, we signed an Option Agreement and a Services Agreement with Monsanto for the use of our proprietary delivery technology and related intellectual property in agriculture. Over the option period, which was expected to be approximately four years, Monsanto made payments to us to maintain their option rights. In Q1 2014, we received $14.5 million of the $17.5 million near term payments, of which $4.5 million related to research services and $10.0 million for the use of our technology. In Q4 2015, we did not receive further payments from Monsanto for the continuance of research activities under the arrangement. As such, we revised our estimated option period end date to December 31, 2015, resulting in the full release of Monsanto deferred revenue and recognition of $11.8 million in Monsanto revenue in Q4 2015. In March 2016, Monsanto exercised its option to acquire 100% of the outstanding shares of Protiva Agricultural Development Company Inc. (PADCo), for which Monsanto paid us an exercise fee of $1.0 million in Q1 2016. We recorded this receipt in Q1 2016 as Other income (losses).

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

In March 2017, we signed a License Agreement with Alexion that granted them exclusive use of our proprietary lipid nanoparticle (LNP) technology in one of Alexion's rare disease programs. Under the terms of the license agreement, we received a $7.5 million non-refundable upfront payment in April 2017, which is being recognized over the expected period we provide services to Alexion. In addition, we began recognizing revenue on the services provided to Alexion related to technology development, manufacturing and regulatory support for the advancement of Alexion's mRNA product candidate.

Under our licensing and collaboration arrangements with Alnylam and Acuitas, we earn licensing fee revenue from Acuitas as well as further potential development and commercial milestones and royalties from Alnylam for the use of our LNP technology.

In 2013, we began to earn royalties from Spectrum with respect to the commercial sales of Marqibo.

Expenses / Expenses consist primarily of clinical and pre-clinical trial expenses, personnel expenses, consulting and third party expenses, reimbursable collaboration expenses, consumables and materials, patent filing expenses, facilities, stock-based compensation and general corporate costs. Impairment of intangible assets and goodwill is also included in operating expenses.
We continue to incur research and development expense as we continue to move more products into the clinic while continuing to advance our HBV research pipeline. In Q3 2015, we incurred $5.5 million in incremental R&D expenses primarily related to an increase in HBV and HCC clinical trial expenses due to an increase in patient enrollment and a ramp up in spending on other HBV programs.
In Q3 2015, we recorded an estimated impairment charge of $38.0 million (before deferred tax) as we discontinued our cyclophilin inhibitor program based on our conclusion that cyclophilins do not play a meaningful role in HBV biology. From Q4 2015 to Q1 2017, we continued to incur significant R&D expense related to our HBV programs, including initiation of our ARB-1467 and ARB-1740 in Phase 2 clinical trials, and incurred costs in Q4 2016 and Q1 2017 to advance our AB-423 to Phase 1 clinical trials. In Q2, 2016, we recorded an impairment charge of $156.3 million (before deferred tax) for the discontinuance of the ARB-1598 program in the Immune Modulators drug class after extensive research and analysis, as well as a delay for additional exploration of the biology of the cccDNA Sterilizer drug class. In Q4 2016, we recorded an impairment charge of $96.9 million for our intangible assets (before deferred tax) and impairment charge of $138.1 million for our goodwill which resulted from a change in estimated cost of capital and resulting discount rate used in our annual impairment assessment. This change in the discount rate was made to address the sustained discrepancy between our market capitalization and the carrying value of intangible assets and goodwill. Following the merger with Arbutus Inc., we have recorded, to date, non-cash compensation expense of $51.7 million related to the expiry of repurchase rights on shares issued as part of the consideration paid for the merger with Arbutus Inc. - see "Results of Operations".

Other income (losses) / Other income (losses) consist primarily of changes in the fair value of our contingent consideration, warrant liability and foreign exchange gains and losses. During Q1 2017, our remaining warrants were exercised or expired, resulting in a decrease of $0.1 million in fair value of warrant liability recorded in our statement of operations, and an ending warrant liability balance of nil. In addition, we recorded an increase in the fair value of contingent consideration of $1.1 million.

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

Income tax benefit / Income tax benefit relates to the decrease in deferred tax liability associated with impairment charges recorded on acquired intangible assets as discussed above.

Net loss / Fluctuations in our net loss are explained by changes in revenue, expenses, other income (losses) and taxes as discussed above.

RESULTS OF OPERATIONS
The following summarizes the results of our operations for the periods shown, in thousands (except for per share figures):

	Three Months Ended
	March 31,
	2017	2016
Total revenue	$235	$603
Operating expenses	18,534	20,580
Loss from operations	(18,299)	(19,977)
Net loss	$(18,627)	$(15,874)
Basic and diluted loss per share	(0.34)	(0.31)

Revenue / Revenue is summarized in the following table, in thousands:

	Three months ended March 31,
	2017	% of Total	2016	% of Total
Dicerna	—	—%	107	18%
Alexion	18	8%	—	—%
Total collaborations and contracts revenue	18	8%	107	18%
Dicerna licensing fee	—	—%	213	35%
Alexion licensing fee	109	46%	—	—%
Other milestone and royalty payments	108	46%	283	47%
Total revenue	$235		$603

Revenue contracts are covered in more detail in the overview section of this discussion.

Dicerna revenue

In November 2014, we signed a License Agreement and a Development and Supply Agreement with Dicerna for the use of our proprietary delivery technology and related technology intended to develop, manufacture, and commercialize products related to the treatment of PH1. Licensing fee revenue recognized in Q1 2016 relates to the earned portion of the upfront payment of $2.5 million for the use of our technology, which was being recognized over the period we provided services to Dicerna. In September 2016, Dicerna announced the discontinuation of their DCR-PH1 program using the Company's technology. As such, we revised the estimated completion date of performance period from March 2017 to September 30, 2016, at which time we had no further remaining performance obligations.

Alexion revenue

In March 2017, we signed a License Agreement with Alexion that granted them exclusive use of our proprietary lipid nanoparticle (LNP) technology in one of Alexion's rare disease programs. Licensing fee revenue recognized in Q1 2017 relates to the earned portion of the non-refundable upfront payment of $7.5 million for the use of our technology, which is being recognized over the expected period we provide services to Alexion. In addition, we began recognizing revenue on the services provided to Alexion related to technology development, manufacturing and regulatory support for the advancement of Alexion's mRNA product candidate.

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

Expenses / Expenses are summarized in the following table, in thousands:

	Three months ended March 31,
	2017	% of Total	2016	% of Total
Research, development, collaborations and contracts	$13,872	75%	$13,144	64%
General and administrative	4,328	23%	7,219	35%
Depreciation	334	2%	217	1%
Total operating expenses	$18,534		$20,580

Research, development, collaborations and contracts

Research, development, collaborations and contracts expenses consist primarily of clinical and pre-clinical trial expenses, personnel expenses, consulting and third party expenses, consumables and materials, as well as a portion of stock-based compensation and general overhead costs.

R&D expenses increased in the three months ended March 31, 2017 as compared to the three months ended March 31, 2016. In Q1 2017, we initiated a Phase 1 clinical trial for AB-423 and incurred increased clinical costs as we continue our trials for ARB-1467 and ARB-1740. We also continue to incur costs related to research and preclinical studies for our other HBV programs.

A significant portion of our research, development, collaborations and contracts expenses are not tracked by project as they benefit multiple projects or our technology platform and because our most-advanced programs are not yet in late-stage clinical development. However, our collaboration agreements contain cost-sharing arrangements pursuant to which certain costs incurred under the project are reimbursed. Costs reimbursed under collaborations typically include certain direct external costs and hourly or full-time equivalent labor rates for the actual time worked on the project. As a result, although a significant portion of our research, development, collaborations and contracts expenses are not tracked on a project-by-project basis, we do, however, track direct external costs attributable to, and the actual time our employees worked on and our collaborations.

General and administrative

General and administrative expenses decreased in the three months ended March 31, 2017 compared to the three months ended March 31, 2016 due to a decrease in non-cash compensation expense related to the expiry of repurchase rights effective Q2 2016 due to the departure of two of the four former Arbutus Inc. shareholders in June 2016. As a result of this change, our quarterly non-cash compensation general and administrative expense decreased to $1.5 million in Q1 2017 as compared to $4.5 million in Q1 2016. The following table summarizes the non-cash compensation expense recorded related to the expiry of repurchase rights since the acquisition in March 2015:

	Q1	Q4	Q3	Q2	Q1	Q4	Q3	Q2	Q1
	2017	2016	2016	2016	2016	2015	2015	2015	2015
Research and development	$1.5	$1.5	$1.5	$1.5	$1.5	$1.5	$1.4	$1.0	$0.3
General and administrative	1.5	1.5	1.5	18.5	4.5	4.5	4.3	3.1	0.9
Total non-cash compensation for repurchase rights expiration	$3.0	$3.0	$3.0	$20.0	$6.0	$6.0	$5.7	$4.1	$1.2

Other income (losses) / Other income (losses) are summarized in the following table, in thousands:

	Three Months Ended
	March 31,
	2017	2016
Interest income	$368	$244
Interest expense	(42)	—
Foreign exchange gains (losses)	427	2,942
Gain on disposition of financial instrument	—	1,000
Decrease (increase) in fair value of warrant liability	(22)	161
Increase in fair value of contingent consideration	(1,059)	(244)
Total other income (losses)	$(328)	$4,103

Foreign exchange gains (losses)

We continue to incur substantial expenses and hold cash and investment balances in Canadian dollars, and as such, will remain subject to risks associated with foreign currency fluctuations. For the three months ended March 31, 2017, we recorded a foreign exchange gain of $0.4 million which is primarily an unrealized gain related to an appreciation in the value of our Canadian dollar funds from the previous period, when converted to our functional currency of U.S. dollars.

Gain on disposition of financial instrument

On March 4, 2016, Monsanto exercised its option to acquire 100% of the outstanding shares of our wholly-owned subsidiary, PADCo, as described above, and paid us an exercise fee of $1.0 million.

Decrease in fair value of warrant liability

On March 1, 2017, any remaining outstanding warrants expired. The increase in the fair value of warrants in Q1 2017 relates to warrants exercised offset by reducing our warrant liability balance to nil as at March 31, 2017.

Increase in fair value of contingent consideration

Contingent consideration is a liability assumed by the Company from our acquisition of Arbutus Inc. in March 2015. The increase in the fair value of the contingent consideration is related to the progress of our programs as they get closer to triggering contingent payments.

LIQUIDITY AND CAPITAL RESOURCES

The following table summarizes our cash flow activities for the periods indicated, in thousands:

	Three Months Ended
	March 31,
	2017	2016
Net loss for the period	$(18,627)	$(15,874)
Adjustments to reconcile net loss to net cash provided by operating activities	5,493	5,206
Changes in operating assets and liabilities	(4,401)	(878)
Net cash used in operating activities	(17,535)	(11,546)
Net cash provided by (used in) investing activities	23,195	(13,582)
Net cash provided by financing activities	354	115
Effect of foreign exchange rate changes on cash & cash equivalents	424	3,006
Net increase (decrease) in cash and cash equivalents	6,438	(22,007)
Cash and cash equivalents, beginning of period	23,413	166,779
Cash and cash equivalents, end of period	29,851	144,772

Since our incorporation, we have financed our operations through the sales of shares, units, debt, revenues from research and development collaborations and licenses with corporate partners, interest income on funds available for investment, and government contracts, grants and tax credits.

At March 31, 2017, we had an aggregate of $123.0 million in cash and cash equivalents, short-term investments, and restricted investments as compared to an aggregate of $143.2 million in cash and cash equivalents, short-term investments, and restricted investments at December 31, 2016.

For the three months ended March 31, 2017, operating activities used $17.5 million in cash as compared to $11.5 million of cash used in the three months ended March 31, 2016. The increase in cash used from operating activities is largely related to foreign exchange gains in the three months ended March 31, 2016 reducing cash usage in that period and reducing our accounts payable and accruals balance as at March 31, 2017.

For the three months ended March 31, 2017, investing activities increased cash by $23.2 million primarily due to the maturity and monetization of our short-term investments, offset by acquisition of capital assets for our new U.S. facility in Warminster.

For the three months ended March 31, 2017, financing activities increased cash by $0.3 million due to options and warrants exercised during the period. All unexercised outstanding warrants expired on March 1, 2017.

Cash requirements / At March 31, 2017 we held $29.9 million in cash and cash equivalents, $80.5 million in short-term investments, and $12.6 million in restricted investments. We believe we have sufficient cash resources for at least the next 12 months. In the future, substantial additional funds will be required to continue with the active development of our pipeline products and technologies. In particular, our funding needs may vary depending on a number of factors including:

•the need for additional capital to fund future business development programs;

•	revenues earned from our current collaborative partnership and licensing agreement with Alexion;

•	revenue earned from our legacy collaborative partnerships and licensing agreements, including milestone payments from Alnylam and royalties from sales of Marqibo from Spectrum;

•	the extent to which we continue the development of our product candidates, add new product candidates to our pipeline, or form collaborative relationships to advance our products;

•	our decisions to in-license or acquire additional products or technology for development, in particular for our HBV therapeutics programs;

•	our ability to attract and retain corporate partners, and their effectiveness in carrying out the development and ultimate commercialization of our product candidates;

•	whether batches of drugs that we manufacture fail to meet specifications resulting in delays and investigational and remanufacturing costs;

•	the decisions, and the timing of decisions, made by health regulatory agencies regarding our technology and products;

•	competing technological and market developments; and

•	costs associated with prosecuting and enforcing our patent claims and other intellectual property rights, including litigation and arbitration arising in the course of our business activities.

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

CONTRACTUAL OBLIGATIONS

The following table summarizes our contractual obligations as at March 31, 2017:

(in millions)	Payments Due by Period
	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years
Contractual Obligations
Facility leases	$9.1	$1.5	$2.6	$1.3	$3.7

IMPACT OF INFLATION

Inflation has not had a material impact on our operations.

RELATED PARTY TRANSACTIONS

We have not entered into any related party transactions in the periods covered by this discussion.

OUTSTANDING SHARE DATA

At April 30, 2017, we had 55,024,557 common shares issued and outstanding and outstanding options to purchase an additional 5,508,267 common shares.

ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in our quantitative and qualitative disclosures about market risk from those disclosed in our Annual Report on the Form 10-K for the fiscal year ended December 31, 2016.

ITEM 4.      CONTROLS AND PROCEDURES

As of March 31, 2017, an evaluation of the effectiveness of our “disclosure controls and procedures” (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) was carried out by our management, with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO). Based upon this evaluation, the CEO and CFO have concluded that as of March 31, 2017, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission (the “Commission”) rules and forms and (ii) accumulated and communicated to the management of the registrant, including the CEO and CFO, to allow timely decisions regarding required disclosure.

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

During management's year-end assessment process for the period-ended December 31, 2016, a material weakness was identified over management's review of the annual impairment evaluation of intangible assets and goodwill; specifically the judgments made with respect to the estimated discount rate and the mathematical accuracy of the impairment calculation. Given that management did not perform a quantitative calculation of impairment at March 31, 2017 (refer to Note 3 of the condensed consolidated interim financial statements), this matter did not have any impact on the period ended March 31, 2017. Management intends to continue to evaluate and, to the extent necessary, remediate this material weakness throughout 2017.

Other than the change discussed above, there have been no change in our internal control over financial reporting (as defined in Rules 13a–15(f) and 15d–15(f) under the Exchange Act) occurred during the three months ended March 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

UBC Arbitration

Certain early work on liposomal delivery systems and related inventions was undertaken at the Company and assigned to the University of British Columbia (UBC). These inventions are licensed to us by UBC under a license agreement initially entered into in 1998 and subsequently amended in 2001, 2006 and 2007. We have granted sublicenses to these inventions to Alnylam.  Alnylam has in turn sublicensed these inventions back to us for discovery, development and commercialization of siRNA products.

On November 10, 2014, UBC filed a demand for arbitration against us, BCICAC File No.: DCA-1623.  We received UBC’s Statement of Claims on January 16, 2015.  In its Statement of Claims, UBC alleges that it is entitled to $3.5 million in allegedly unpaid royalties based on publicly available information, and an unspecified amount based on non-public information.  UBC also seeks interest and costs, including legal fees. Arbutus filed its Statement of Defense to UBC’s Statement of Claims on April 27, 2015, denying that UBC is entitled to any unpaid royalties. Arbutus also filed a Counterclaim involving a patent application that Arbutus alleges UBC wrongly licensed to a third party rather than to Arbutus. Arbutus seeks any license payments for said application, and an exclusive worldwide license to said application. The proceeding has been bifurcated into phases, beginning with a liability phase, addressing UBC’s Claims and Arbutus’ Counterclaim that is presently set for hearing from June 19-30, 2017.

Acuitas Therapeutics

On August 29, 2016, Arbutus provided Acuitas with notice that Arbutus considered Acuitas to be in material breach of the cross-license agreement.  The cross-license agreement provides that it may be terminated upon any material breach by the other party 60 days after receipt of written notice of termination describing the material breach in reasonable detail.  On October 25, 2016, Acuitas filed a Notice of Civil Claim in the Supreme Court of British Columbia seeking an order that Arbutus perform its obligations under the Cross License Agreement, for damages ancillary to specific performance, injunctive relief, interest and costs.  We dispute Acuitas’ position; and filed our response within the time frame prescribed by the Court. On January 10, 2017, we filed an application seeking an order to enjoin Acuitas from, among other things, entering into any further agreements purporting to sublicense Arbutus’ technology from the date of the order to the date of trial or further order from the Court. On February 8, 2017, the Company announced that the Supreme Court of British Columbia granted Arbutus’ request for a pre-trial injunction against Acuitas, preventing Acuitas from further sublicensing of Arbutus’ lipid nanoparticle (LNP) technology until the end of October, or further order of the Court. Under the terms of the pre-trial injunction, Acuitas is prevented from entering into any new agreements which include sublicensing of Arbutus’ LNP. On March 7, 2017, Acuitas appealed the injunction decision and on April 3, 2017, the appeal was denied. The case regarding the termination of Acuitas’ license from Arbutus will be tried in court subject to scheduling.

ITEM 1A.    RISK FACTORS

There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

ITEM 2.       UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.       DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.       MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.       OTHER INFORMATION

None.

ITEM 6.       EXHIBITS

See the Exhibit Index hereto.

SIGNATURES
   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 4, 2017.

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