Form 10-K/A
period 2017-03-31
Arbutus Biopharma Corp
filed 2017-05-17
CIK 1447028

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

EXPLANATORY NOTE

Arbutus Biopharma Corporation (“Arbutus”) is filing this Amendment No. 1 (this "Amendment") to its Annual Report on Form 10-K for the fiscal year ended December 31, 2016 (the "Original Form 10-K"), which was filed with the Securities and Exchange Commission (the "SEC") on March 22, 2017, in response to comments from the SEC regarding a confidential treatment request made by Arbutus with respect to Exhibit 10.67 to the Original Form 10-K, in order to re-file the agreement contained in Exhibit 10.67 and re-instate certain information previously redacted from such Exhibit.

Except as described above, no other changes have been made to the Original Form 10-K. This Amendment does not reflect events occurring after the date of the Original Form 10-K or modifies or updates any of the other information contained in the Original Form 10-K in any way other than as required to reflect the amendments discussed above. Accordingly, this Amendment should be read in conjunction with the Original Form 10-K and Arbutus’ other filings with the SEC.

PART IV

Item 15. Exhibits and Financial Statement Schedules

Exhibits

See Exhibits Index.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 17, 2017.

ARBUTUS BIOPHARMA CORPORATION
By:	/s/ Mark Murray
President and Chief Executive Officer

 Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on May 17, 2017.

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

Exhibit Index

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

10.62*	Notice of Contract Termination from the U.S. Department of Defense for the TKM-Ebola Contract, dated October 1, 2015.

10.63*	Settlement Agreement and Release between Arbutus Biopharma Corporation and NeuroVive Pharmaceutical AB., dated October 19, 2016.

10.64*	Notice of Termination of License Agreement between Arbutus Biopharma Corporation and Dicerna Pharmaceuticals Inc., dated November 20, 2016.

10.65*	Notice of Termination of License Agreement between Arbutus Biopharma Corporation and Cytos Biotechnology Ltd. dated August 25, 2016.

10.66*#	Executive Employment Agreement Transfer, dated as of November 17, 2016, between Arbutus Biopharma Inc. and William T. Symonds.

10.67**††	License Agreement between Arbutus Biopharma Corporation and Alexion Pharma Holding dated March 15, 2017.

21.1*	List of Subsidiaries

23.1*	Consent of KPMG LLP, an Independent Registered Public Accounting Firm

31.1**	Certification of Chief Executive Officer pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2**	Certification of Chief Financial Officer pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Previously filed
**	Filed herewith
†	Confidential treatment granted as to portions of this exhibit.
††	Confidential treatment has been requested as to portions of this exhibit.
#	Management Contract