Form 10-Q
period 2017-06-30
Arbutus Biopharma Corp
filed 2017-08-03
CIK 1447028

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
OR
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
Yes [   ]        No [X]
As of July 31, 2017, the registrant had 55,026,995 common shares, no par value, outstanding.

ARBUTUS BIOPHARMA CORP.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
ARBUTUS BIOPHARMA CORPORATION
Condensed Consolidated Balance Sheets
(Unaudited)

(Expressed in thousands of U.S. dollars, except share and per share amounts)
(Prepared in accordance with US GAAP)

	June 30,	December 31,
	2017	2016
Assets
Current assets:
Cash and cash equivalents	$24,212	$23,413
Short-term investments (note 2)	78,797	107,146
Accounts receivable	1,042	273
Accrued revenue	128	128
Investment tax credits receivable	160	293
Prepaid expenses and other assets	1,583	1,311
Total current assets	105,922	132,564
Restricted investment (note 2)	12,601	12,601
Property and equipment	24,284	17,683
Less accumulated depreciation	(11,541)	(10,738)
Property and equipment, net of accumulated depreciation	12,743	6,945
Intangible assets (note 3)	99,445	99,445
Goodwill (note 3)	24,364	24,364
Total assets	$255,075	$275,919
Liabilities and stockholders' equity
Current liabilities:
Accounts payable and accrued liabilities (note 5)	$8,274	$9,910
Deferred revenue (note 4)	2,624	15
Liability-classified options (note 2)	983	553
Warrants	—	107
Total current liabilities	11,881	10,585
Deferred revenue, net of current portion (note 4)	4,130	—
Loan payable	12,001	12,001
Contingent consideration (notes 2 and 6)	10,014	9,065
Deferred tax liability	41,263	41,263
Total liabilities	79,289	72,914
Stockholders’ equity:
Common shares
Authorized - unlimited number with no par value
Issued and outstanding: 55,026,983 (December 31, 2016 - 54,841,494)	873,841	867,393
Additional paid-in capital	39,758	36,543
Deficit	(688,031)	(651,149)
Accumulated other comprehensive loss	(49,782)	(49,782)
Total stockholders' equity	175,786	203,005
Total liabilities and stockholders' equity	$255,075	$275,919

Nature of business and future operations (note 1)
Contingencies and commitments (note 6)
Subsequent event (note 8)
See accompanying notes to the condensed consolidated financial statements.

ARBUTUS BIOPHARMA CORPORATION
Condensed Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)

(Expressed in thousands of U.S. dollars, except share and per share amounts)
(Prepared in accordance with US GAAP)

	Three months ended		Six months ended
	June 30,		June 30,
	2017	2016	2017	2016
Revenue (note 4)
Collaborations and contracts	$318	$32	$336	$139
Licensing fees, milestone and royalty payments	721	277	938	773
Total revenue	1,039	309	1,274	912

Expenses
Research, development, collaborations and contracts	15,445	15,215	29,317	28,359
General and administrative	4,599	23,766	8,927	30,985
Depreciation of property and equipment	480	252	814	469
Impairment of intangible assets (note 3)	—	156,324	—	156,324
Total expenses	20,524	195,557	39,058	216,137

Loss from operations	(19,485)	(195,248)	(37,784)	(215,225)

Other income (losses)
Interest income	390	435	758	679
Interest expense	(68)	—	(110)	—
Foreign exchange gains	798	33	1,225	2,975
Gain on disposition of financial instrument	—	—	—	1,000
Decrease (increase) in fair value of warrant liability (note 2)	—	168	(22)	329
Decrease (increase) in fair value of contingent consideration (note 7)	110	(252)	(949)	(496)
Total other income (losses)	1,230	384	902	4,487

Loss before income taxes	(18,255)	(194,864)	(36,882)	(210,738)
Income tax benefit	—	64,864	—	64,864
Net and comprehensive loss	$(18,255)	$(130,000)	$(36,882)	$(145,874)

Loss per common share
Basic and diluted	$(0.33)	$(2.47)	$(0.68)	$(2.80)
Weighted average number of common shares
Basic and diluted	54,647,944	52,716,059	54,478,221	52,052,165
See accompanying notes to the condensed consolidated financial statements.

ARBUTUS BIOPHARMA CORPORATION
Condensed Consolidated Statement of Stockholders’ Equity
(Unaudited)

(Expressed in thousands of U.S. dollars, except share and per share amounts)
(Prepared in accordance with US GAAP)

	Number of shares	Share capital	Additional paid-in capital	Deficit	Accumulated other comprehensive loss	Total stockholders' equity
December 31, 2016	54,841,494	$867,393	$36,543	$(651,149)	$(49,782)	$203,005
Stock-based compensation	—	5,938	3,554	—	—	9,492
Certain fair value adjustments to liability stock option awards	—	—	(315)	—	—	(315)
Issuance of common shares pursuant to exercise of options	6,489	29	(24)	—	—	5
Issuance of common shares pursuant to exercise of warrants	179,000	481	—	—	—	481
Net loss	—	—	—	(36,882)	—	(36,882)
Balance, June 30, 2017	55,026,983	$873,841	$39,758	$(688,031)	$(49,782)	$175,786
See accompanying notes to the condensed consolidated financial statements.

ARBUTUS BIOPHARMA CORPORATION
Condensed Consolidated Statements of Cash Flow
(Unaudited)

(Expressed in thousands of U.S. dollars)
(Prepared in accordance with US GAAP)

	Three months ended		Six months ended
	June 30,		June 30,
	2017	2016	2017	2016
OPERATING ACTIVITIES
Net loss for the period	$(18,255)	$(130,000)	$(36,882)	$(145,874)
Items not involving cash:
Deferred income taxes	—	(64,864)	—	(64,864)
Depreciation of property and equipment	480	252	814	469
Stock-based compensation - research, development, collaborations and contract expenses	3,055	2,519	5,678	5,466
Stock-based compensation - general and administrative expenses	2,048	19,592	3,929	24,558
Unrealized foreign exchange (gains) losses	(824)	51	(1,250)	(2,956)
Change in fair value of warrant liability	—	(168)	22	(329)
Change in fair value of contingent consideration	(110)	252	949	496
Impairment of intangible assets (note 3)	—	156,324	—	156,324
Net change in non-cash operating items:
Accounts receivable	6,691	(116)	(914)	552
Investment tax credits receivable	294	98	279	98
Prepaid expenses and other assets	(9)	(573)	(273)	(847)
Accounts payable and accrued liabilities	2,205	42	(1,708)	(1,074)
Deferred revenue	(653)	(213)	6,739	(370)
Net cash used in operating activities	(5,078)	(16,804)	(22,617)	(28,351)
INVESTING ACTIVITIES
Disposition (acquisition) of short and long-term investments, net	1,731	(84,439)	28,349	(97,745)
Acquisition of property and equipment	(3,121)	(954)	(6,539)	(1,230)
Net cash provided by (used) in investing activities	(1,390)	(85,393)	21,810	(98,975)
FINANCING ACTIVITIES
Proceeds from issuance of common shares, net of issuance costs	—	—	—	—
Issuance of common shares pursuant to exercise of options	4	1	5	116
Issuance of common shares pursuant to exercise of warrants	—	445	353	445
Net cash provided by financing activities	4	446	358	561
Effect of foreign exchange rate changes on cash and cash equivalents	825	(51)	1,248	2,956
(Decrease) Increase in cash and cash equivalents	(5,639)	(101,802)	799	(123,809)
Cash and cash equivalents, beginning of period	29,851	144,772	23,413	166,779
Cash and cash equivalents, end of period	$24,212	$42,970	$24,212	$42,970
Supplemental cash flow information
Non-cash transactions:
Investment tax credit received	108	$—	108	—
Acquired property and equipment in trade payables	72	—	72	—
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

2.      Significant accounting policies

Basis of presentation

These unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles of the United States of America (“U.S. GAAP”) for interim financial statements and accordingly, do not include all disclosures required for annual financial statements. These statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the year ended December 31, 2016 and included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016. The unaudited condensed consolidated financial statements reflect, in the opinion of management, all adjustments and reclassifications necessary to present fairly the financial position, results of operations and cash flows at June 30, 2017 and for all periods presented. The results of operations for the three and six months ended June 30, 2017 and June 30, 2016 are not necessarily indicative of the results for the full year. These unaudited condensed consolidated financial statements follow the same significant accounting policies as those described in the notes to the audited consolidated financial statements of the Company for the year ended December 31, 2016, except as described below.

Principles of Consolidation

These unaudited condensed consolidated financial statements include the accounts of the Company and its two wholly-owned subsidiaries, Arbutus Biopharma Inc. ("Arbutus Inc.") and Protiva Biotherapeutics Inc. ("Protiva"). All intercompany transactions and balances have been eliminated on consolidation.

Income or loss per share

Income or loss per share is calculated based on the weighted average number of common shares outstanding. Diluted loss per share does not differ from basic loss per share since the effect of the Company’s stock options, liability-classified stock option awards, and warrants are anti-dilutive. During the six months ended June 30, 2017, potential common shares of 5,848,138 (June 30, 2016 – 5,488,162) were excluded from the calculation of loss per common share because their inclusion would be anti-dilutive, of which 226,588 (June 30, 2016 - 1,258,824) relates to shares issued subject to repurchase provisions as part of consideration paid for the acquisition of Arbutus Inc.

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

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis, in thousands, and indicates the fair value hierarchy of the valuation techniques used to determine such fair value:

	Level 1	Level 2	Level 3	June 30, 2017
Assets
Cash and cash equivalents	$24,212	—	—	$24,212
Short-term investments	78,797	—	—	78,797
Restricted investment	12,601	—	—	12,601
Total	$115,610	—	—	$115,610
Liabilities
Liability-classified options	—	—	$983	$983
Contingent consideration	—	—	10,014	10,014
Total	—	—	$10,997	$10,997

	Level 1	Level 2	Level 3	December 31, 2016
Assets
Cash and cash equivalents	$23,413	—	—	$23,413
Short-term investments	107,146	—	—	107,146
Restricted investment	12,601	—	—	12,601
Total	$143,160	—	—	$143,160
Liabilities
Warrants	—	—	$107	$107
Liability-classified options			553	553
Contingent consideration	—	—	9,065	9,065
Total	—	—	$9,725	$9,725

The following table presents the changes in fair value of the Company’s warrants:

	Liability at beginning of the period	Fair value of warrants exercised in the period	Increase (decrease) in fair value of warrants	Liability at end of the period
Six months ended June 30, 2016	$883	$(246)	$(329)	$308
Six months ended June 30, 2017	$107	$(129)	$22	$—

During the six months ended June 30, 2017, there were 179,000 warrants exercised for $353,000 in cash (June 30, 2016 - 170,500) and no warrants were exercised using the cashless exercise provision (June 30, 2016 - nil). On March 1, 2017, 22,000 of the Company's warrants expired, resulting in a nil liability balance for the period-ended June 30, 2017. The change in fair value of warrant liability for the six months ended June 30, 2017 is recorded in the statement of operations and comprehensive loss.

The following table presents the changes in fair value of the Company’s liability-classified stock option awards:

	Liability at beginning of the period	Increase (decrease) in fair value of liability	Liability at end of the period
Six months ended June 30, 2016	$1,909	$(597)	$1,312
Six months ended June 30, 2017	$553	$430	$983

The following table presents the changes in fair value of the Company’s contingent consideration:

	Liability at beginning of the period	Increase in fair value of Contingent Consideration	Liability at end of the period
Six months ended June 30, 2016	$7,497	$496	$7,993
Six months ended June 30, 2017	$9,065	$949	$10,014

Recent accounting pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (FASB) or other standard setting bodies that are adopted by the Company as of the specified effective date.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (ASC 606). The standard, as subsequently amended, is intended to clarify the principles for recognizing revenue and to develop a common revenue standard for U.S. GAAP and IFRS by creating a new Topic 606, Revenue from Contracts with Customers. This guidance supersedes the revenue recognition requirements in ASC 605, Revenue Recognition, and supersedes some cost guidance included in Subtopic 605-35, Revenue Recognition – Construction-Type and Production-Type Contracts. The core principle of the accounting standard is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those good or services. The amendments should be applied by either (1) retrospectively to each prior reporting period presented; or (2) retrospectively with the cumulative effect of initially applying this ASU recognized at the date of initial application ("modified retrospective method"). The new guidance would be effective for fiscal years beginning after December 15, 2017, which for the Company means January 1, 2018. The Company anticipates applying the modified retrospective method for its implementation, and continues to evaluate the expected impact that the standard could have on its consolidated financial statements and related disclosures, which the Company believes most materially relates to its licensing and collaboration contracts that are described in note 4.

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

In May 2017, the FASB issued ASU 2017-09, Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting. The amendments in this Update provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting under Topic 718. An entity should account for effects of a modification unless all of the following are met: (1) the fair value of the modified award is the same as the fair value of the original award immediately before the original award is modified; (2) the vesting conditions of the modified award are the same as the vesting conditions of the original award immediately before the original award is modified; (3) the classification of the modified award as an equity instrument or a liability instrument is the same as the classification of the original award immediately before the original award is modified. The amendments in this Update are effective for all entities for annual periods and interim periods within those annual periods, beginning after December 15, 2017, which for the Company means January 1, 2018. Early adoption is permitted, including adoption in any interim period for public business entities for reporting periods for which financial statements have not yet been issued. The amendments in this Update should be applied prospectively to an award modified on or after the adoption date. The Company has early adopted the amendments in this Update effective for its interim financial statements for the period ended June 30, 2017. The impact of this adoption did not have an effect in the Company's statement of operations and comprehensive loss for the period ended June 30, 2017 as no award modifications occurred.

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

The following table summarizes the carrying values of the intangible assets as at June 30, 2017:

	June 30, 2017	December 31, 2016
IPR&D – Immune Modulators	$40,798	$40,798
IPR&D – Antigen Inhibitors	14,811	14,811
IPR&D – cccDNA Sterilizers	43,836	43,836
Total Intangible Assets	$99,445	$99,445

Impairment evaluation of goodwill

At June 30, 2017, the Company did not identify any new indicators of impairment. No impairment charge on intangible assets or goodwill was recorded for the period ended June 30, 2017 (three and six months ended June 30, 2016 - $156,324,000).

4.      Collaborations, contracts and licensing agreements

The following tables set forth revenue recognized under collaborations, contracts and licensing agreements, in thousands:

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Collaborations and contracts
Alexion (a)	$318	$—	336	—
Dicerna (b)	—	32	—	139
Total research and development collaborations and contracts	318	32	336	139
Licensing fees, milestone and royalty payments
Alexion licensing fee (a)	652	—	761	—
Dicerna licensing fee (b)	—	214	—	427
Other milestone and royalty payments (c)	69	63	177	346
Total licensing fees, milestone and royalty payments	721	277	938	773
Total revenue	$1,039	$309	$1,274	$912

The following table sets forth deferred collaborations and contracts revenue:

	June 30, 2017	December 31, 2016
Alexion current portion (a)	$2,624	$—
DoD	—	15
Deferred revenue, current portion	2,624	15
Alexion long-term portion (a)	4,130	—
Total deferred revenue	$6,754	$15

(a)      License Agreement with Alexion Pharmaceuticals, Inc. ("Alexion")

On March 16, 2017, the Company signed a license agreement with Alexion that entitles Alexion to research, develop, manufacture, and commercialize products with the Company's lipid nanoparticle ("LNP") technology in their single orphan disease target. In consideration for the rights granted under the agreement, the Company received a $7,500,000 non-refundable upfront cash payment. The Company is also entitled to receive payments from Alexion for services provided, as well as further subsequent payments up to $75,000,000 for the achievement of development, regulatory and commercial milestones, as well as single digit royalties. Further, under the agreement, a joint steering committee has been established to provide guidance and direction on the progression of the collaboration.

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

In July 2017, the Company received notice of termination from Alexion for the Company's LNP license agreement - refer to note 8 for further details related to the subsequent event.

(b)      License and Development and Supply Agreement with Dicerna Pharmaceuticals, Inc. (“Dicerna”)

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

(c)      Agreements with Spectrum Pharmaceuticals, Inc. (“Spectrum”)

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

Talon was acquired by Spectrum in July 2013. The acquisition does not affect the terms of the license between Talon and the Company. On September 3, 2013, Spectrum announced that they had shipped the first commercial orders of Marqibo. For the three and six months ended June 30, 2017, the Company recorded $65,000 and $123,000 in Marqibo royalty revenue (three and six months ended June 30, 2016 - $60,000 and $91,000 respectively). For the six months ended June 30, 2017, the Company accrued 2.5% in royalties due to TPC in respect of the Marqibo royalty earned by the Company – see note 7, contingencies and commitments.

5.      Accounts payable and accrued liabilities

Accounts payable and accrued liabilities are comprised of the following, in thousands:

	June 30, 2017	December 31, 2016
Trade accounts payable	$3,368	$3,215
Research and development accruals	3,215	3,131
Professional fee accruals	305	498
Deferred lease inducements	825	350
Payroll accruals	214	2,178
Other accrued liabilities	347	538
	$8,274	$9,910

6.      Contingencies and commitments

Product development partnership with the Canadian Government

The Company entered into a Technology Partnerships Canada ("TPC") agreement with the Canadian Federal Government on November 12, 1999. Under this agreement, TPC agreed to fund 27% of the costs incurred by the Company, prior to March 31, 2004, in the development of certain oligonucleotide product candidates up to a maximum contribution from TPC of $7,179,000 (C$9,323,000). As at June 30, 2017, a cumulative contribution of $2,853,000 (C$3,702,000) has been received and the Company does not expect any further funding under this agreement. In return for the funding provided by TPC, the Company agreed to pay royalties on the share of future licensing and product revenue, if any, that is received by the Company on certain non-siRNA oligonucleotide product candidates covered by the funding under the agreement. These royalties are payable until a certain cumulative payment amount is achieved or until a pre-specified date. In addition, until a cumulative amount equal to the funding actually received under the agreement has been paid to TPC, the Company agreed to pay 2.5% royalties on any royalties the Company receives for Marqibo. For the three and six months ended June 30, 2017, the Company earned royalties on Marqibo sales in the amount of $65,000 and $123,000 respectively (three and six months ended June 30, 2016 – $60,000 and $91,000 respectively) (see note 4(c)), resulting in $3,000 being recorded by the Company as royalty payable to TPC (June 30, 2016 -$2,000). The cumulative amount paid or accrued up to June 30, 2017 was $20,000, therefore the remaining contingent amount due to TPC is $2,833,000 (C$3,676,000).

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

On November 10, 2014, UBC filed a notice of arbitration against the Company and on January 16, 2015, filed a Statement of Claim, which alleges entitlement to $3,500,000 in allegedly unpaid royalties based on publicly available information, and an unspecified amount based on non-public information. UBC also seeks interest and costs, including legal fees. The Company filed its Statement of Defense to UBC's Statement of Claims, as well as filed a Counterclaim involving a patent application that Arbutus alleges UBC wrongly licensed to a third party rather than to Arbutus. The Company continues to dispute UBC’s allegations, and seeks any license payments for said application, and an exclusive worldwide license to said application. However, the Company notes that arbitration is subject to inherent uncertainty and an arbitrator could rule against the Company. The Company has not recorded an estimate of the possible loss associated with this arbitration, due to the uncertainties related to both the likelihood and amount of any possible loss or range of loss. The proceedings have been bifurcated into three phases, with a first hearing that took place in June 2017. Arbitration and related matters are costly and may divert the attention of the Company’s management and other resources that would otherwise be engaged in other activities. Costs related to the arbitration are recorded by the Company as incurred.

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

The carrying amount of financial assets represents the maximum credit exposure. The maximum exposure to credit risk at June 30, 2017 was the accounts receivable balance of $1,042,000 (December 31, 2016 - $273,000).

All accounts receivable balances were current at June 30, 2017 and at December 31, 2016.

8.      Subsequent event

Termination of License Agreement with Alexion

On July 27, 2017, the Company announced that it received notice of termination from Alexion for the Company's LNP license agreement. The termination was driven by a strategic review of Alexion's business and research and development portfolio, which included a decision to discontinue development of mRNA therapeutics. The $7,500,000 upfront payment received in March 2017 is non-refundable, and the Company anticipates recording the remaining deferred revenue balance, as well as any revenue and costs related to closeout procedures in the statement of comprehensive loss for the period ended September 30, 2017.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following discussion and analysis by our management of our financial position and results of operations in conjunction with our audited consolidated financial statements and related notes thereto included as part of our Annual Report on Form 10-K for the year ended December 31, 2016 and our unaudited condensed consolidated financial statements for the three and six month periods ended June 30, 2017. Our consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles and are presented in U.S. dollars.

FORWARD-LOOKING STATEMENTS

The information in this report contains forward-looking statements within the meaning of the Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, and forward looking information within the meaning of Canadian securities laws (collectively, “forward-looking statements”). Forward-looking statements in this report include statements about our strategy, future operations, clinical trials, prospects and the plans of management; the discovery, development and commercialization of a cure for HBV; our beliefs and development path and strategy to achieve a cure for HBV; obtaining necessary regulatory approvals; obtaining adequate financing through a combination of financing activities and operations; receiving payments from Dicerna on manufacturing and services provided, as well as further payments with the achievement of development and regulatory milestones of up to $22,000,000, in aggregate, and potential commercial royalties; the possibility of receiving total milestone payments of up to $18,000,000 on Alocrest and Brakiva; enrollment of the first patient in Enantigen’s Phase 1b clinical trial in HBV patients in the next twelve-month period; evaluating different treatment durations to determine the optimal finite duration of therapy; selecting combination therapy regimens and treatment durations to conduct Phase III clinical trials intended to ultimately support regulatory filings for marketing approval; approval for a single product from our pipeline by combining with available agents to improve upon the cure rate with the current standard of care; expanding our HBV drug candidate pipeline through internal development, acquisitions and in-licenses; initial results from Cohort 4 of the Phase II trial of ARB-1467 from three months of bi-weekly dosing expected in the third quarter of 2017; initiating longer bi-weekly dosing combination studies with ARB-1467 with results expected in 2019; beginning a AB-423 multi-dosing study in HBV patients in the second half of 2017; evaluating AB-423’s utility in combination with our RNAi candidate ARB-1467, NAs and possibly interferon; an IND (or equivalent) filing for AB-506 and AB-452 in 2018; exploring partnership opportunities to enable further study of TKM-PLK-1 in HCC; results from Alnylam's patisiran (ALN-TTR02) Phase 3 cohort and a subsequent New Drug Application filing in 2017, with possible low to mid-single-digit royalty payments escalating based on sales performance as Alnylam’s LNP-enabled products are commercialized; recording the remaining deferred revenue from Alexion for the non-refundable upfront payment, as well as revenue for any work done related to closeout procedures in Q3 2017; the belief that current legal proceedings will not have a material adverse effect on our consolidated results of operations, cash flows, or financial condition; the expected return from strategic alliances, licensing agreements, and research collaborations; statements with respect to revenue and expense fluctuation and guidance; having sufficient cash resources to fund our operations for at least the next 12 months; and the quantum and timing of potential funding.
With respect to the forward-looking statements contained in this report, we have made numerous assumptions regarding, among other things: LNP’s status as a leading RNAi delivery technology; our research and development capabilities and resources; the effectiveness of our products as a treatment for chronic Hepatitis B infection or other diseases; continued positive results from pre-clinical and clinical trials; the timing and quantum of payments to be received under contracts with our partners; assumptions related to our share price volatility, expected lives of warrants and warrant issuances and/or exercises; and our financial position and its ability to execute our business strategy. While we consider these assumptions to be reasonable, these assumptions are inherently subject to significant business, economic, competitive, market and social uncertainties and contingencies.
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

Stage of Development
Candidate
Research
IND
Enabling
Phase I
Phase II
ARB-1467
RNAi 1.0
AB-423
Core/Capsid Inhibitor
Capsid 2.0
HBV RNA Destabilizer
GalNAc RNAi
Checkpoint inhibitor
cccDNA Targeting Agent

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

The Phase II trial is a multi-dose study in chronic HBV patients who are also receiving nucleot(s)ide analog therapy. The trial consists of four cohorts. The first three cohorts each enrolled eight subjects; six receiving three monthly doses of ARB-1467, and two receiving placebo. Cohort 4 enrolled twelve patients, all receiving five bi-weekly doses of ARB-1467. Cohorts 1, 2, and 4 enrolled HBeAg- patients and Cohort 3 enrolled HBeAg+ patients. ARB-1467 is administered at 0.2 mg/kg in Cohort 1 and 0.4 mg/kg in Cohorts 2, 3, and 4. Results from this trial based on multiple dose administration of ARB-1467 in Cohorts 1, 2 and 3 demonstrated significant reductions in serum HBsAg levels and showed a step-wise, additive reduction in serum HBsAg with each subsequent dose. The HBsAg reduction achieved after three monthly doses of 0.4mg/kg in Cohort 2 was greater than that seen at 0.2 mg/kg in Cohort 1, demonstrating a dose-response seen with repeat dosing. There were no significant differences in serum HBsAg reductions between HBeAg-negative and HBeAg-positive patients. Overall treatment was well tolerated in all three cohorts (Cohorts 1, 2 and 3). Cohort 4 began bi-weekly dosing in the first quarter of 2017 and is fully enrolled. Initial results from the first three months are expected in the third quarter of 2017. Cohort 4 also has an extension phase where patients who meet predefined response criteria after the first three months of dosing will go on to receive monthly dosing of ARB-1467 for up to an additional nine months (enabling up to one year of dosing in total).

Our follow-on RNAi HBV candidate, ARB-1740, is chemically distinct from ARB-1467 (comprising variations to the trigger sequences) and employs the same Lipid Nanoparticle (LNP) formulation as ARB-1467. In preclinical studies, ARB-1740 demonstrated greater potency over ARB-1467, offering the potential to be effective at lower clinical doses than ARB-1467. In early 2017 we started an ARB-1740 Phase II Multi Ascending Dose (MAD) study that dosed HBV patients in Cohorts 1 and 2 to enable a clinical potency comparison between ARB-1467 and ARB-1740. While ARB-1740 posed no safety concerns, the lack of a significant potency advantage led us to discontinue any further development of ARB-1740. We are continuing to invest in the development of our more clinically advanced RNAi agent, ARB-1467.

To further develop our HBV candidates, we are initiating longer bi-weekly dosing combination studies with our RNAi agent, ARB-1467, with current standard of care nucleoside/nucleotide analogues (NAs) and interferon (IFN) therapies, which offer the potential to improve current cure rates with a finite dosing period. Results from this trial are expected in 2019 and could inform the trial design of Phase 2b and Phase 3 combination studies to follow. Combination treatment has the potential to result in sustained HBV DNA and HBsAg loss in patients. Achieving this in a significant proportion of patients would put this Arbutus therapeutic on a potential approval pathway.

Core Protein/ Capsid Assembly Inhibitor (AB-423)

HBV core protein, or capsid, is required for viral replication and core protein may have additional roles in cccDNA function. Current nucleot(s)ide analog therapy significantly reduces HBV DNA levels in the serum but HBV replication continues in the liver, thereby enabling HBV infection to persist. Effective therapy for patients requires new agents which will effectively block viral replication. We are developing core protein inhibitors (also known as capsid assembly inhibitors) as oral therapeutics for the treatment of chronic HBV infection. By inhibiting assembly of the viral capsid, the ability of hepatitis B virus to replicate is impaired, resulting in reduced cccDNA. We initiated a healthy volunteer clinical study of AB-423 in March 2017 with single ascending dose cohorts followed by multiple ascending dose cohorts, and expect to begin a multi-dosing study in HBV patients by the end of 2017. Following initial studies of AB-423 in patients we will consider inclusion in a combination study, with our RNAi candidate ARB-1467, NAs and possibly interferon. In addition to AB-423, our core protein/capsid assembly inhibitor discovery effort is ongoing and has already generated promising back-up compounds.

We recently nominated AB-506, a second-generation capsid inhibitor, for Investigational New Drug (IND)-enabling studies. In preclinical studies, this new capsid inhibitor has shown to have improved potency and pharmacokinetics when compared to AB-423. Pending successful IND-enabling studies, this product candidate could be the subject of an IND (or equivalent) filing in 2018.

Research Programs

In addition to our clinical candidates, we have a number of research programs aimed at the discovery and development of proprietary HBV candidates with different and complementary mechanisms of action. One of our most advanced preclinical programs, AB-452, an HBV RNA Destabilizer (formerly known as our oral surface antigen (HBsAg) inhibitor program), which has broad activity against HBV RNAs and reduces surface antigen, has yielded a product candidate that has been nominated for IND enabling studies based on its novel activity in destabilizing HBV RNA. This molecule has the potential for once daily oral dosing. Pending successful IND-enabling studies, this product candidate could be the subject of an IND (or equivalent) filing in 2018.

We have designed a number of highly potent HBV-targeting RNAi payloads for use with our proprietary GalNAc conjugate platform to enable subcutaneous delivery. In preclinical models, our molecules display acute knockdown of viral proteins and a duration of effect that is highly competitive in the field. We observe a significant dose response, and a stepwise reduction in viral proteins when multi-dosing. We expect to nominate a clinical development candidate in early 2018.

Our Proprietary Delivery Technology

Development of RNAi therapeutic products is currently limited by the instability of the RNAi trigger molecules in the bloodstream and the inability of these molecules to access target cells or tissues following administration. Delivery technology is necessary to protect these drugs in the bloodstream to allow efficient delivery and cellular uptake by the target cells. Arbutus has developed a proprietary delivery LNP platform. The broad applicability of this platform to RNAi development has established Arbutus as a leader in this new area of innovative medicine.

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

Partner Programs

Patisiran (ALN-TTR02)
Alnylam has a license to use our intellectual property to develop and commercialize products and may only grant access to our LNP technology to its partners if it is part of a product sublicense. Alnylam’s license rights are limited to patents that we have filed, or that claim priority to a patent that was filed, before April 15, 2010. Alnylam's patisiran (ALN-TTR02) program represents the most clinically advanced application of our LNP delivery technology, and results demonstrate that multi-dosing with our LNP has been well-tolerated with treatments out to 25 months. Results from this study are expected in the third quarter of 2017. We are entitled to low to mid-single-digit royalty payments escalating based on sales performance as Alnylam’s LNP-enabled products are commercialized.

Marqibo®
Marqibo, originally developed by Arbutus, is a novel, sphingomyelin/cholesterol liposome-encapsulated formulation of the FDA-approved anticancer drug vincristine. Marqibo’s approved indication is for the treatment of adult patients with Philadelphia chromosome-negative acute lymphoblastic leukemia (Ph-ALL) in second or greater relapse or whose disease has progressed following two or more lines of anti-leukemia therapy. Our licensee, Spectrum Pharmaceuticals, Inc. (Spectrum), launched Marqibo through its existing hematology sales force in the United States. Spectrum has ongoing trials evaluating Marqibo in three additional indications, which are: first line use in patients with Philadelphia Negative Acute Lymphoblastic Leukemia (Ph-ALL), Pediatric ALL and Non-Hodgkin’s lymphoma. We are receiving mid-single digit royalty payments on sales of Marqibo.

Alexion Pharmaceuticals Inc.
In March 2017, we entered into a license agreement with Alexion that granted them exclusive use of our proprietary LNP technology in one of Alexion's rare disease programs. Under the terms of the license agreement, Alexion paid us $7.5 million upfront, and was set to pay $75 million for achievement of development, regulatory, and commercial milestones, as well as single digit royalties. Arbutus conducted technology development and provided manufacturing and regulatory support. In July 2017, Alexion terminated its LNP licensing agreement with Arbutus driven by a strategic review of Alexion’s business and research and development portfolio, which included a decision to discontinue development of mRNA therapeutics. The preclinical work completed during this period enabled refinement of the LNP formulation process for mRNA development at a larger scale.

Recent Developments

Acuitas Therapeutics Inc.
In December 2013, we entered into a cross-license agreement with Acuitas Therapeutics Inc., or Acuitas. The terms of the cross-license agreement provided Acuitas with access to certain of our earlier intellectual property (IP) generated prior to April 2010 for a specific field.  On August 29, 2016, we provided Acuitas with notice that Arbutus considered Acuitas to be in material breach of the cross-license agreement.  On October 25, 2016, Acuitas filed a Notice of Civil Claim in the Supreme Court of British Columbia seeking an order that we perform our obligations under the cross-license agreement , for damages ancillary to specific performance, injunctive relief, interest and costs.  We disputed Acuitas' position and filed a counterclaim seeking, among other relief, a declaration that the cross-license agreement had been terminated. On January 10, 2017, we filed an application seeking an order to enjoin Acuitas from entering into any further agreements purporting to sublicense Arbutus' technology from the date of the order to the date of trial or further order from the court. Acuitas filed a response to Arbutus' application and the matter was the subject of a hearing on January 26, 2017, which resulted in the Supreme Court of British Columbia granting a pre-trial injunction against Acuitas. On March 7, 2017, Acuitas appealed the injunction decision and on April 3, 2017, the appeal was denied. The case regarding the termination of Acuitas' license from Arbutus will be tried in court subject to scheduling.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

There are no changes to our critical accounting policies and estimates from those disclosed in our annual MD&A contained in our Annual Report Form 10-K for the year ended December 31, 2016.

RECENT ACCOUNTING PRONOUNCEMENTS

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board or other standard setting bodies that are adopted by us as of the specified effective date. Unless otherwise discussed, we believe that the impact of recently issued standards that are not yet effective will not have a material impact on our financial position or results of operations upon adoption.

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

(in millions $ except per share data) – unaudited

	Q2	Q1	Q4	Q3	Q2	Q1	Q4	Q3
	2017	2017	2016	2016	2016	2016	2015	2015
Revenue
Collaborations and contracts:
DoD	$—	$—	$—	$—	$—	$—	$(0.1)	$2.0
Monsanto	—	—	—	—	—	—	3.9	0.3
Dicerna	—	—	—	0.1	—	0.1	0.7	0.7
Alexion	0.3	0.02	—	—	—	—	—	—
	0.3	0.02	—	0.1	—	0.1	4.5	3.0
Monsanto licensing fees and milestone payments	—		—	—	—	—	7.9	0.7
Dicerna licensing fee	—	—	—	0.6	0.2	0.2	0.3	0.3
Alexion licensing fee	0.7	0.1	—	—	—	—	—	—
Other milestone and royalty payments	0.1	0.1	(0.2)	—	0.1	0.3	0.1	0.1
Total revenue	1.0	0.2	(0.2)	0.7	0.3	0.6	12.7	4.1
Expenses	(20.5)	(18.5)	(257.2)	(19.7)	(195.6)	(20.6)	(24.4)	(62.2)
Other income (losses)	1.2	(0.3)	(1.4)	(0.6)	0.4	4.1	5.5	14.0
Loss before income taxes	(18.3)	(18.6)	(258.8)	(19.6)	(194.9)	(15.9)	(6.2)	(44.2)
Income tax benefit	—	—	40.1	—	64.9	—	1.0	15.2
Net loss	(18.3)	(18.6)	(218.7)	(19.6)	(130.0)	(15.9)	(5.2)	(29.0)
Basic and diluted net loss per share	$(0.33)	$(0.34)	$(4.05)	$(0.37)	$(2.47)	$(0.31)	$(0.10)	$(0.57)

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

In November 2014, we signed a License Agreement and a Development and Supply Agreement with Dicerna for the use of our proprietary delivery technology and related technology intended to develop, manufacture, and commercialize products related to the treatment of PH1. In Q4 2014, we received an upfront payment of $2.5 million, which was being recognized over the period over which we expected to provide services to Dicerna. In September 2016, Dicerna announced the discontinuation of their DCR-PH1 program using our technology. As such, in Q3 2016, we recognized the remaining balance of Dicerna license fee revenue of $0.6 million, as well as other Dicerna collaboration revenue for the provision of development services.

In March 2017, we signed a License Agreement with Alexion that granted them exclusive use of our proprietary lipid nanoparticle (LNP) technology in one of Alexion's rare disease programs. Under the terms of the license agreement, we received a $7.5 million non-refundable upfront payment in April 2017, which is being recognized over the expected period we provide services to Alexion. In addition, we began recognizing revenue on the services provided to Alexion related to technology development, manufacturing and regulatory support for the advancement of Alexion's mRNA product candidate. In July 2017, we received notice of termination from Alexion for our LNP license agreement. The termination was driven by a strategic review of Alexion's business and research and development portfolio, which included a decision to discontinue development of mRNA therapeutics. We anticipate recording the remaining deferred revenue for the non-refundable upfront payment, as well as revenue for any work done related to closeout procedures in Q3 2017.

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
In Q3 2015, we recorded an estimated impairment charge of $38.0 million (before deferred tax) as we discontinued our cyclophilin inhibitor program based on our conclusion that cyclophilins do not play a meaningful role in HBV biology. From Q4 2015 to Q2 2017, we continued to incur significant R&D expense related to our HBV programs, including initiation of our ARB-1467 and ARB-1740 in Phase 2 clinical trials, and incurred costs in Q4 2016 to Q2 2017 to advance our AB-423 to Phase 1 clinical trials. As well as ongoing clinical trials costs, in Q2 2017, we also incurred costs related to two recently nominated product candidates, a second generation capsid inhibitor and a HBV RNA Destabilizer (formerly known as our oral surface antigen (HBsAg) inhibitor program). In Q2, 2016, we recorded an impairment charge of $156.3 million (before deferred tax) for the discontinuance of the ARB-1598 program in the Immune Modulators drug class after extensive research and analysis, as well as a delay for additional exploration of the biology of the cccDNA Sterilizer drug class. In Q4 2016, we recorded an impairment charge of $96.9 million for our intangible assets (before deferred tax) and impairment charge of $138.1 million for our goodwill which resulted from a change in estimated cost of capital and resulting discount rate used in our annual impairment assessment. This change in the discount rate was made to address the sustained discrepancy between our market capitalization and the carrying value of intangible assets and goodwill. Following the merger with Arbutus Inc., we have recorded, to date, non-cash compensation expense of $55.0 million related to the expiry of repurchase rights on shares issued as part of the consideration paid for the merger with Arbutus Inc. - see "Results of Operations".

Other income (losses) / Other income (losses) consist primarily of changes in the fair value of our contingent consideration, warrant liability and foreign exchange gains and losses. During Q1 2017, our remaining warrants were exercised or expired, resulting in a decrease of $0.1 million in fair value of warrant liability recorded in our statement of operations, and an ending warrant liability balance of nil. In Q1 and Q2 2017, we recorded a net increase in the fair value of contingent consideration of $0.9 million.

We have recorded large foreign exchange gains and losses over the past eight quarters including a gain of $11.8 million in Q3 2015. Up until December 31, 2015, our foreign exchange gains and losses largely related to U.S. dollar cash and investment holdings and fluctuations in the U.S./Canadian dollar exchange rate. We expect to record future foreign exchange gains and losses, on conversion from the Canadian dollar, to the U.S. dollar, as the functional currency for the company changed to the U.S. dollar effective January 1, 2016. This change in functional currency results in a smaller proportion of our cash and investments being held in a foreign currency and therefore reduces the level of gains and losses we expect to record in this respect compared to periods prior to January 1, 2016.

Income tax benefit / Income tax benefit relates to the decrease in deferred tax liability associated with impairment charges recorded on acquired intangible assets as discussed above.

Net loss / Fluctuations in our net loss are explained by changes in revenue, expenses, other income (losses) and taxes as discussed above.

RESULTS OF OPERATIONS
The following summarizes the results of our operations for the periods shown, in thousands (except for per share figures):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Total revenue	$1,039	$309	$1,274	$912
Operating expenses	20,524	195,557	39,058	216,137
Loss from operations	(19,485)	(195,248)	(37,784)	(215,225)
Net loss	$(18,255)	$(130,000)	$(36,882)	$(145,874)
Basic and diluted loss per share	(0.33)	(2.47)	(0.68)	(2.80)

Revenue / Revenue is summarized in the following table, in thousands:

	Three months ended June 30,
	2017	% of Total	2016	% of Total
Dicerna	—	—%	32	10%
Alexion	318	31%	—	—%
Total collaborations and contracts revenue	318	31%	32	10%
Dicerna licensing fee	—	—%	214	69%
Alexion licensing fee	652	63%	—	—%
Other milestone and royalty payments	69	7%	63	20%
Total revenue	$1,039		$309

	Six months ended June 30,
	2017	% of Total	2016	% of Total
Dicerna	—	—%	139	15%
Alexion	336	26%	—	—%
Total collaborations and contracts revenue	336	26%	139	15%
Dicerna licensing fee	—	—%	427	47%
Alexion licensing fee	761	60%	—	—%
Other milestone and royalty payments	177	14%	346	38%
Total revenue	$1,274		$912

Revenue contracts are addressed in detail in the Overview section of Item 2 above.

Dicerna revenue

In November 2014, we signed a License Agreement and a Development and Supply Agreement with Dicerna for the use of our proprietary delivery technology and related technology intended to develop, manufacture, and commercialize products related to the treatment of PH1. Licensing fee revenue recognized in the three and six months ended June 30, 2016 relates to the earned portion of the upfront payment of $2.5 million for the use of our technology, which was being recognized over the period we provided services to Dicerna. In September 2016, Dicerna announced the discontinuation of their DCR-PH1 program using the Company's technology. As such, we revised the estimated completion date of performance period from March 2017 to September 30, 2016, at which time we had no further remaining performance obligations.

Alexion revenue

In March 2017, we signed a License Agreement with Alexion that granted them exclusive use of our proprietary lipid nanoparticle (LNP) technology in one of Alexion's rare disease programs. Licensing fee revenue recognized in the three and six months ended June 30, 2017 relates to the earned portion of the non-refundable upfront payment of $7.5 million for the use of our technology, which is being recognized over the expected period we provide services to Alexion. In addition, we began recognizing revenue on the services provided to Alexion related to technology development, manufacturing and regulatory support for the advancement of Alexion's mRNA product candidate.

In July 2017, we received notice of termination from Alexion for our LNP license agreement. The termination was driven by a strategic review of Alexion's business and research and development portfolio, which included a decision to discontinue development of mRNA therapeutics. We anticipate recording the remaining deferred revenue for the non-refundable upfront payment, as well as revenue for any work done related to closeout procedures in Q3 2017.

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

Expenses / Expenses are summarized in the following table, in thousands:

	Three months ended June 30,
	2017	% of Total	2016	% of Total
Research, development, collaborations and contracts	$15,445	75%	$15,215	8%
General and administrative	4,599	22%	23,766	12%
Depreciation	480	2%	252	—%
Impairment of intangible assets	—	—%	$156,324	80%
Total operating expenses	$20,524		$195,557

	Six months ended June 30,
	2017	% of Total	2016	% of Total
Research, development, collaborations and contracts	$29,317	75%	$28,359	13%
General and administrative	8,927	23%	30,985	14%
Depreciation	814	2%	469	—%
Impairment of intangible assets	—	—%	$156,324	72%
Total operating expenses	$39,058		$216,137

Research, development, collaborations and contracts

Research, development, collaborations and contracts expenses consist primarily of clinical and pre-clinical trial expenses, personnel expenses, consulting and third party expenses, consumables and materials, as well as a portion of stock-based compensation and general overhead costs.

R&D expenses increased in the three and six months ended June 30, 2017 as compared to the three and six months ended June 30, 2016. During the first half of 2017, we initiated a Phase 1 clinical trial for AB-423 and incurred increased clinical costs as we continued our trials for ARB-1467 and ARB-1740. In addition, during Q2 2017, we incurred costs to prepare for our recent candidate nominations, a second generation capsid inhibitor and a HBV RNA Destabilizer (formerly known as our oral surface antigen (HBsAg) inhibitor program). We also continue to incur costs related to research and preclinical studies for our other HBV programs.

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

General and administrative

General and administrative expenses decreased in the three and six months ended June 30, 2017 compared to the three and six months ended June 30, 2016 due to a decrease in non-cash compensation expense related to the expiry of repurchase rights effective Q2 2016 related to the departure of two of the four former Arbutus Inc. shareholders in June 2016. As a result of this change, our quarterly non-cash compensation general and administrative expense decreased to $1.5 million and $3.0 million in Q2 and 1H2017, respectively, as compared to $18.5 and $23.0 million in Q2 and 1H2016, respectively. The following table summarizes the non-cash compensation expense recorded related to the expiry of repurchase rights since the Arbutus Inc. acquisition in March 2015:

	Q2	Q1	Q4	Q3	Q2	Q1	Q4	Q3	Q2	Q1
	2017	2017	2016	2016	2016	2016	2015	2015	2015	2015
Research and development	$1.5	$1.5	$1.5	$1.5	$1.5	$1.5	$1.5	$1.4	$1.0	$0.3
General and administrative	1.5	1.5	1.5	1.5	18.5	4.5	4.5	4.3	3.1	0.9
Total non-cash compensation for repurchase rights expiration	$3.0	$3.0	$3.0	$3.0	$20.0	$6.0	$6.0	$5.7	$4.1	$1.2

Impairment of intangible assets

For the three and six months ended June 30, 2016, we recorded an impairment charge of $156.3 million for the discontinuance of the ARB-1598 program in the Immune Modulator drug class after extensive research and analysis, as well as a delay for additional exploration of the biology of the cccDNA Sterilizer drug class. No impairment has been required to be recognized in 2017.

Other income (losses) / Other income (losses) are summarized in the following table, in thousands:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Interest income	$390	$435	$758	$679
Interest expense	(68)	—	(110)	—
Foreign exchange gains	798	33	1,225	2,975
Gain on disposition of financial instrument	—	—	—	1,000
Decrease (increase) in fair value of warrant liability	—	168	(22)	329
Decrease (increase) in fair value of contingent consideration	110	(252)	(949)	(496)
Total other income (losses)	$1,230	$384	$902	$4,487

Foreign exchange gains (losses)

We continue to incur substantial expenses and hold cash and investment balances in Canadian dollars, and as such, will remain subject to risks associated with foreign currency fluctuations. For the three and six months ended June 30, 2017, we recorded a foreign exchange gain of $0.8 million and $1.2 million, respectively, which is primarily an unrealized gain related to an appreciation in the value of our Canadian dollar funds, from the previous period, when converted to our functional currency of U.S. dollars.

Gain on disposition of financial instrument

On March 4, 2016, Monsanto exercised its option to acquire 100% of the outstanding shares of our wholly-owned subsidiary, PADCo, as described above, and paid us an exercise fee of $1.0 million.

Decrease in fair value of warrant liability

On March 1, 2017, any remaining outstanding warrants expired. The increase in the fair value of warrants in the first half of 2017 relates to warrants exercised offset by reducing our warrant liability balance to nil as at June 30, 2017.

Increase in fair value of contingent consideration

Contingent consideration is a liability assumed by the Company from our acquisition of Arbutus Inc. in March 2015. In general, increases in the fair value of the contingent consideration are related to the progress of our programs as they get closer to triggering contingent payments.

Income tax benefit

In the three and six months ended June 30, 2016, we recorded an income tax benefit of $64.9 million due to the decrease in deferred tax liability resulting from the impairment charge we recorded, as discussed above.

LIQUIDITY AND CAPITAL RESOURCES

The following table summarizes our cash flow activities for the periods indicated, in thousands:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Net loss for the period	$(18,255)	$(130,000)	$(36,882)	$(145,874)
Adjustments to reconcile net loss to net cash provided by operating activities	4,649	113,958	10,142	119,164
Changes in operating assets and liabilities	8,528	(762)	4,123	(1,641)
Net cash used in operating activities	(5,078)	(16,804)	(22,617)	(28,351)
Net cash provided by (used in) investing activities	(1,390)	(85,393)	21,810	(98,975)
Net cash provided by financing activities	4	446	358	561
Effect of foreign exchange rate changes on cash & cash equivalents	825	(51)	1,248	2,956
Net increase (decrease) in cash and cash equivalents	(5,639)	(101,802)	799	(123,809)
Cash and cash equivalents, beginning of period	29,851	144,772	23,413	166,779
Cash and cash equivalents, end of period	24,212	42,970	24,212	42,970

Since our incorporation, we have financed our operations through the sales of shares, units, debt, revenues from research and development collaborations and licenses with corporate partners, interest income on funds available for investment, and government contracts, grants and tax credits.

At June 30, 2017, we had an aggregate of $115.6 million in cash and cash equivalents, short-term investments, and restricted investments as compared to an aggregate of $143.2 million in cash and cash equivalents, short-term investments, and restricted investments at December 31, 2016.

For the six months ended June 30, 2017, operating activities used $22.6 million in cash as compared to $28.4 million of cash used in the six months ended June 30, 2016. The decrease in net cash used from operating activities is largely related to the $7.5 million license payment we received from Alexion during the six months ended June 30, 2017.

For the six months ended June 30, 2017, investing activities increased cash by $21.8 million primarily due to the maturity and monetization of our short-term investments, offset by acquisition of capital assets for our new U.S. facility in Warminster.

For the six months ended June 30, 2017, financing activities increased cash by $0.4 million due to options and warrants exercised during the period. All unexercised outstanding warrants expired on March 1, 2017.

Cash requirements / At June 30, 2017 we held $24.2 million in cash and cash equivalents, $78.8 million in short-term investments, and $12.6 million in restricted investments. We believe we have sufficient cash resources to fund our operations for at least the next 12 months. In the future, substantial additional funds will be required to continue with the active development of our pipeline products and technologies. In particular, our funding needs may vary depending on a number of factors including:

•the need for additional capital to fund future business development programs;

•	revenue earned from our legacy collaborative partnerships and licensing agreements, including milestone and royalty payments from Alnylam and royalties from sales of Marqibo from Spectrum;

•	the extent to which we continue the development of our product candidates, add new product candidates to our pipeline, or form collaborative relationships to advance our products;

•	our decisions to in-license or acquire additional products or technology for development, in particular for our HBV therapeutics programs;

•	our ability to attract and retain corporate partners, and their effectiveness in carrying out the development and ultimate commercialization of our product candidates;

•	whether batches of drugs that we manufacture fail to meet specifications resulting in delays and investigational and remanufacturing costs;

•	the decisions, and the timing of decisions, made by health regulatory agencies regarding our technology and products;

•	competing technological and market developments; and

•	costs associated with prosecuting and enforcing our patent claims and other intellectual property rights, including litigation and arbitration arising in the course of our business activities.

We intend to seek to obtain funding to maintain and advance our business from a variety of sources including public or private equity or debt financing, collaborative arrangements with pharmaceutical companies and government grants and contracts. There can be no assurance that funding will be available at all or on acceptable terms to permit further development of our products.

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

CONTRACTUAL OBLIGATIONS

The following table summarizes our contractual obligations as at June 30, 2017:

(in millions)	Payments Due by Period
	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years
Contractual Obligations
Facility leases	$8.8	$1.6	$2.4	$1.3	$3.5
Loan payable	$12.0	$—	$12.0	$—	$—
Total	$20.8	$1.6	$14.4	$1.3	$3.5

IMPACT OF INFLATION

Inflation has not had a material impact on our operations.

RELATED PARTY TRANSACTIONS

We have not entered into any related party transactions in the periods covered by this discussion.

OUTSTANDING SHARE DATA

At July 31, 2017, we had 55,026,995 common shares issued and outstanding and outstanding options to purchase an additional 5,621,550 common shares.

ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in our quantitative and qualitative disclosures about market risk from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016.

ITEM 4.      CONTROLS AND PROCEDURES

As of June 30, 2017, an evaluation of the effectiveness of our “disclosure controls and procedures” (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) was carried out by our management, with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO). Based upon this evaluation, the CEO and CFO have concluded that as of June 30, 2017, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission (the “Commission”) rules and forms and (ii) accumulated and communicated to the management of the registrant, including the CEO and CFO, to allow timely decisions regarding required disclosure.

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

During management's year-end assessment process for the period-ended December 31, 2016, a material weakness was identified over management's review of the annual impairment evaluation of intangible assets and goodwill; specifically the judgments made with respect to the estimated discount rate and the mathematical accuracy of the impairment calculation. Given that management did not perform a quantitative calculation of impairment at June 30, 2017 (refer to Note 3 of the condensed consolidated interim financial statements), this matter did not have any impact on the period ended June 30, 2017. Management intends to continue to evaluate and, to the extent necessary, remediate this material weakness throughout 2017.

There have been no changes in our internal control over financial reporting (as defined in Rules 13a–15(f) and 15d–15(f) under the Exchange Act) during the three months ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

UBC Arbitration

Certain early work on liposomal delivery systems and related inventions was undertakenby us and assigned to the University of British Columbia (UBC). These inventions are licensed to us by UBC under a license agreement initially entered into in 1998 and subsequently amended in 2001, 2006 and 2007. We have granted sublicenses to these inventions to Alnylam.  Alnylam has in turn sublicensed these inventions back to us for discovery, development and commercialization of siRNA products.

On November 10, 2014, UBC filed a demand for arbitration against us, BCICAC File No.: DCA-1623.  We received UBC’s Statement of Claims on January 16, 2015.  In its Statement of Claims, UBC alleges that it is entitled to C$3.5 million in allegedly unpaid royalties based on publicly available information, and an unspecified amount based on non-public information.  UBC also seeks interest and costs, including legal fees. Arbutus filed its Statement of Defense to UBC’s Statement of Claims on April 27, 2015, denying that UBC is entitled to any unpaid royalties. Arbutus also filed a Counterclaim involving a patent application that Arbutus alleges UBC wrongly licensed to a third party rather than to Arbutus. Arbutus seeks any license payments for said application, and an exclusive worldwide license to said application. The proceeding has been bifurcated into three phases, beginning with a first liability phase, addressing UBC’s Claims and Arbutus’ Counterclaim that was the subject of a hearing that took place June 19-30, 2017.

Acuitas Therapeutics

On August 29, 2016, Arbutus provided Acuitas with notice that Arbutus considered Acuitas to be in material breach of the cross-license agreement.  The cross-license agreement provides that it may be terminated upon any material breach by the other party 60 days after receipt of written notice of termination describing the material breach in reasonable detail.  On October 25, 2016, Acuitas filed a Notice of Civil Claim in the Supreme Court of British Columbia seeking an order that Arbutus perform its obligations under the Cross License Agreement, for damages ancillary to specific performance, injunctive relief, interest and costs.  We dispute Acuitas’ position; and filed our response within the time frame prescribed by the Court. On January 10, 2017, we filed an application seeking an order to enjoin Acuitas from, among other things, entering into any further agreements purporting to sublicense Arbutus’ technology from the date of the order to the date of trial or further order from the Court. On February 8, 2017, we announced that the Supreme Court of British Columbia granted Arbutus’ request for a pre-trial injunction against Acuitas, preventing Acuitas from further sublicensing of Arbutus’ lipid nanoparticle (LNP) technology until the end of October, or further order of the Court. Under the terms of the pre-trial injunction, Acuitas is prevented from entering into any new agreements which include sublicensing of Arbutus’ LNP. On March 7, 2017, Acuitas appealed the injunction decision and on April 3, 2017, the appeal was denied. The case regarding the termination of Acuitas’ license from Arbutus will be tried in court subject to scheduling.

ITEM 1A.    RISK FACTORS

There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

ITEM 2.       UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.       DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.       MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.       OTHER INFORMATION

None.

ITEM 6.       EXHIBITS

See the Exhibit Index hereto.

SIGNATURES
   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 3, 2017.

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

20