Form 10-K
period 2017-12-31
Arbutus Biopharma Corp
filed 2018-03-16
CIK 1447028

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☒             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2017
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of June 30, 2017, the last business day of the registrant's most recently completed second fiscal quarter, the approximate aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant was $198,187,182 (based on the closing price of $3.60 per share as reported on the NASDAQ Global Market as of that date).
As of March 6, 2018, the registrant had 55,070,037 Common Shares, no par value, outstanding. In addition, the Company had outstanding 1,164,000 convertible preferred shares, which will be mandatorily convertible into 22,589,601 common shares on October 18, 2021.  Assuming the convertible preferred shares were converted as of March 6, 2018, the Company would have had 77,659,638 common shares outstanding at March 6, 2018.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its 2018 Annual Meeting of Stockholders, which the registrant intends to file pursuant to Regulation 14A with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year end of December 31, 2017, are incorporated by reference into Part III of this Form 10-K.

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
Forward-looking statements in this annual report include statements about Arbutus’ strategy, future operations, clinical trials, prospects and the plans of management; the composition and roles of the management team; Arbutus’ continued listing on Nasdaq; the effects of Arbutus’ products on the treatment of cancer, chronic Hepatitis B infection and other diseases; improving upon the standard of care and contributing to a curative combination treatment regimen; using a combination of HBV drug candidates to effect patient benefit and develop a potential cure; improving our regimen in terms of efficacy, tolerability, duration, and convenience; the structure and timing of a trial for ARB-1467, with interim on-treatment results from this trial are expected in the second half of 2018 followed by final results in 2019; using a combination of HBV drug candidates to effect patient benefit and develop a potential cure; intervening at different points in the viral life cycle; evaluating combinations of two or more drug candidates in cohorts of patients with chronic HBV infection; conducting Phase III clinical trials intended to ultimately support regulatory filings for marketing approval; continuing to expand our HBV pipeline through internal development, acquisitions and in-licenses; the potential of ARB-1740 to be effective at lower clinical doses than ARB-1467; an IND (or equivalent) filing for AB-423 in 2018, with results of additional preclinical studies including AB-506 drug combinations including different MOAs presented in 2018; an IND (or equivalent) filing for AB-452 in 2018, with results of additional preclinical studies including AB-452 drug combinations including different MOA presented in 2018; nominating a HBV-targeting RNAi payload as a clinical development candidate in early 2018; finding partners to enable further development of various non-HBV RNAi asset programs; continuing to explore opportunities to generate value from our LNP platform technology; first regulatory approval for patisiran estimated by second half of 2018; expected payments from Gritstone for achievement of development, regulatory, and commercial milestones, royalties, and reimbursements; site consolidation and organizational changes resulting in increased efficiency, a more flexible variable cost structure, and additional preservation of our cash reserves; LNP technology group remaining intact; reducing our global workforce by approximately 31% and closing our Burnaby, BC facility; incurring restructuring costs related to one-time employee termination benefits, employee relocation costs, and site closure costs currently estimated to be $5.0 million, which will be primarily paid in cash in the second quarter of 2018; negotiating with Roivant, on an exclusive basis, the terms and conditions of a proposal to jointly develop our LNP and GalNAc technologies; the timing and outcome of the second phase of arbitration proceedings with the University of British Columbia in connection with alleged unpaid royalties; the expected return from strategic alliances, licensing agreements, and research collaborations; the use of proceeds from Roivant to develop and advance product candidates through clinical trials, as well as for working capital and general corporate purposes; receiving payments for the Alnylam license agreement; royalty and milestone payments to Blumberg and Drexel under the license agreement; royalty and milestone payments to Enantigen’s stockholders; a potential exclusive, royalty bearing, worldwide license with Blumberg; having sufficient cash resources for at least the next 12 months; milestone payments and royalties to Arcturus under the license agreement; when we will adopt recent accounting updates, and the expected impact; Arbutus’ intent to retain earnings, if any, to finance the growth and development of their business and not to pay dividends or to make any other distributions in the near future; statements with respect to revenue and expense fluctuation and guidance; predicted tax treatment; and the quantum and timing of potential funding.
With respect to the forward-looking statements contained in this annual report, Arbutus has made numerous assumptions. While Arbutus considers these assumptions to be reasonable, these assumptions are inherently subject to significant business, economic, competitive, market and social uncertainties and contingencies.
Our actual results could differ materially from those discussed in the forward-looking statements as a result of a number of important factors, including the factors discussed in this annual report on Form 10-K, including those discussed in Item 1A of this annual report under the heading “Risk Factors,” and the risks discussed in our other filings with the Securities and Exchange Commission and Canadian Securities Regulators. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis, judgment, belief or expectation only as of the date hereof. We explicitly disclaim any obligation to update these forward-looking statements to reflect events or circumstances that arise after the date hereof, except as required by law.

PART I
1. Business Overview

We are a publicly traded (Nasdaq Global Market: ABUS) therapeutic solutions company dedicated to discovering, developing and commercializing a cure for patients suffering from chronic Hepatitis B virus (HBV) infection. To pursue our strategy of developing a curative combination regimen, we have assembled an HBV pipeline consisting of multiple drug candidates with differing and complementary mechanisms of action (MOA). In addition, we have a lipid nanoparticle delivery (LNP) platform with broad applications that extend beyond HBV, and related to the LNP platform we have a royalty entitlement on a drug that may be approved later in 2018. These assets have the potential to provide significant additional capital to fund our HBV development.

HBV represents a significant unmet medical need and is the cause of the most common serious liver infection in the world. The World Health Organization (WHO) estimates that more than 250 million people worldwide are chronically infected (WHO, 2017), and other estimates suggest this could include approximately 2 million people in the United States (Kowdley et al., 2012). Individuals chronically infected with HBV are at an increased risk of developing significant liver disease, including cirrhosis, or permanent scarring of the liver, as well as liver failure and hepatocellular carcinoma (HCC) or liver cancer. According to the Hepatitis B Foundation, HBV is the cause of up to 80% of liver cancers. Individuals with liver cancer typically have a five-year survival rate of only 15%. The WHO estimates that nearly 900,000 people die every year due to the consequences of HBV disease.

Given the biology of HBV (as shown in the graphic below), we believe combination therapies are the key to HBV treatment and a potential cure, and development can be accelerated when multiple components of a combination therapy regimen are controlled by the same company. Therefore, we are developing multiple drug candidates, each of which have the potential to improve upon the standard of care (SOC) and contribute to a curative combination treatment regimen.

HBV Focused Product Pipeline

Our product pipeline, like our business, is focused on finding a cure for chronic HBV infection, with the objective of developing a suite of products that intervene at different points in the viral life cycle, and have the potential to reactivate the host immune system. We are conducting preclinical combination studies to evaluate combinations of our proprietary pipeline candidates with HBV SOC therapies and with our own proprietary assets. These results support the design and execution of drug combination studies in cohorts of patients with chronic HBV infection. We expect to use these results to adaptively design clinical studies for additional cohorts of patients, testing the combination and the duration of therapy. We plan to continue this process to select a regimen to conduct Phase III clinical trials intended to ultimately support regulatory filings for marketing approval.

Our very broad pipeline of HBV product candidates includes: our lead RNA Interference (RNAi) asset ARB-1467; two capsid assembly inhibitor programs, our first-generation asset AB-423, and a next-generation candidate AB-506; our novel HBV DNA Destabilizer AB-452 candidate; and multiple preclinical agents in development.

STAGE OF DEVELOPMENT
Candidate
Discovery
IND Enabling
Phase I
Phase II
ARB-1467
RNAi
AB-423
Capsid Inhibitor
AB-506
Capsid Inhibitor
AB-452
HBV RNA Destabilizer
GalNAc RNAi
PD-L1 Program
cccDNA Targeting Program

We will continue to expand our HBV pipeline through internal discovery and development and possibly acquisitions and in-licenses. We also have a research collaboration agreement with the Baruch S. Blumberg Institute that provides exclusive rights to in-license any intellectual property generated through the collaboration. For more information about this agreement please refer to the “Strategic Alliances, Licensing Agreements, and Research Collaborations” section of this annual report on Form 10-K below.

RNAi (ARB-1467)

The development of RNAi drugs allows for a completely novel approach to treating disease, which is why RNAi is considered one of the most promising and rapidly advancing frontiers in drug discovery. There are a number of RNAi products currently advancing in human clinical trials. RNAi products are broadly applicable as they can eliminate the production of disease-causing or disease-associated proteins from cells, creating opportunities for therapeutic intervention that have not been achievable with conventional drugs. Our extensive experience in antiviral drug development has been applied to our RNAi program to develop therapeutics for chronic HBV infection. Although small molecule nucleot(s)ide analog (NA) therapy has been the SOC for chronic HBV infected patients, many of these patients continue to express a viral protein called HBV surface antigen (HBsAg). This protein causes inflammation in the liver and is believed to be responsible for preventing the host immune system from clearing the viral infection.

Our RNAi HBV candidate, ARB-1467, is designed to block production of all the viral proteins including HBsAg expression in patients chronically infected with HBV. Reducing HBsAg is thought to be a key prerequisite to enable a patient’s immune system to raise an adequate immune response against the virus. The ability of ARB-1467 to inhibit numerous viral elements in addition to HBsAg increases the likelihood of affecting the viral infection. ARB-1467 is being developed as a multi-component (3-trigger) RNAi therapeutic that simultaneously targets three sites on the HBV genome, including the HBsAg coding region. Targeting three distinct and highly conserved sites on the HBV genome is intended to facilitate potent knockdown of all viral messenger RNA (mRNA) transcripts and viral antigens across a broad range of HBV genotypes and reduce the risk of developing antiviral resistance.

In preclinical models, ARB-1467 treatment resulted in reductions in intrahepatic and serum HBsAg, HBV DNA, covalently closed circular DNA (cccDNA), Hepatitis B e antigen (HBeAg), and Hepatitis B c antigen (HBcAg). ARB-1467 was evaluated in a Phase I Single-Ascending Dose (SAD) trial designed to assess the safety, tolerability, and pharmacokinetics of intravenous administration in healthy adult subjects. In the Phase I SAD study, dosing healthy volunteer subjects was well-tolerated to a dose of 0.4 mg/kg. The maximum tolerated dose was not determined.

The Phase II trial was a multi-dose study in virally suppressed (NA therapy) patients with chronic HBV. The study enrolled 4 cohorts and explored two doses of ARB-1467 (0.2 and 0.4 mg/kg) at two dose frequencies (monthly and bi-weekly) in two patient populations (HBeAg-negative and positive patients). Cohorts 1, 2, and 4 enrolled HBeAg- patients and Cohort 3 enrolled HBeAg+ patients. The first three cohorts each enrolled eight subjects; six received three monthly doses of ARB-1467, and two received placebo. Cohort 4 enrolled twelve patients, all of whom received five bi-weekly doses of ARB-1467, followed by monthly dosing if pre-defined criteria were met. ARB-1467 was administered at 0.2 mg/kg in Cohort 1 and 0.4 mg/kg in Cohorts 2, 3, and 4. Overall, treatment was well tolerated across all cohorts (Cohorts 1, 2, 3, and 4).

Results from monthly doses in Cohorts 1, 2 and 3 demonstrated a significant reduction in serum HBsAg and a step-wise, additive reduction in serum HBsAg with each subsequent dose. The HBsAg reduction achieved after three monthly doses of 0.4mg/kg in Cohort 2 was greater than that seen at 0.2 mg/kg in Cohort 1, demonstrating a dose-response seen with repeat dosing. We observed no significant differences in serum HBsAg reductions between HBeAg-negative and HBeAg-positive patients. In Cohort 4, five doses of ARB-1467 were administered on a bi-weekly dosing schedule. Results after 5 doses of bi-weekly administration demonstrated a deeper reduction in HBsAg levels compared to the results observed during the monthly administration, with a mean reduction of 1.4 log10 and a maximum reduction of -2.7 log10 drop. Seven of the twelve patients met the predefined response criteria (a reduction greater than 1 log10 and HBsAg levels < 1000 IU/ml) at or before day 71. Five of the seven patients who met the response criteria had their serum HBsAg reduced to low absolute levels (below 50 IU/mL). Results for the extension suggested that monthly dosing was not sufficient to maintain or improve upon these reductions in HBsAg levels so this approach was discontinued and new studies combining the bi-weekly administration of ARB 1467 have been initiated.

ARB-1467 Bi-weekly vs. Monthly Dosing
HBsAg Mean Log Change from Baseline

HBsAg log IU/ml
0.2
0
-0.8
-1
-1.2
-1.4
-1.6
-1.8
Days
11*
21*
51*
71
Max**
-0.9
-1.4
-1.6
Cohort 2: Monthly Dosing, ARB-1467 0.4 mg/kg
Cohort 4; Bi-weekly Dosing, ARB-1467 0.4 mg/kg
Cohort 4: Bi-weekly Dosing (Responders), ARB-1467 0.4 mg/kg
Placebo

*Dosing Day | **Maximum HBsAg reduction is the best single reduction among all patients in a cohort

We are in the process of initiating a 30-day triple combination study of our RNAi agent ARB-1467 with current SOC NA and pegylated interferon (PegIFN) therapy in treatment naïve patients, to determine if this regimen will result in patients reaching undetectable HBV DNA and HBsAg levels. The Phase II triple combination trial is a 30-week multi-dose study in HBV DNA positive chronic HBV patients. The trial will enroll 20 HBeAg- patients who will receive bi-weekly doses of ARB-1467 at 0.4 mg/kg and daily oral tenofovir (TDF) NA doses for 30 weeks. Predefined treatment responders at 6 weeks will qualify for the addition of weekly PegIFN treatment, while continuing to receive bi-weekly doses of ARB-1467 and daily doses of TDF for the remaining 24 weeks. Patients will be followed for 24 weeks after the treatment period concludes. Interim on-treatment results from this trial are expected in the second half of 2018 followed by final results in 2019. This combination treatment has the potential to result in HBV DNA and HBsAg loss in patients. If these endpoints prove to be durable in a significant proportion of patients this would put this Arbutus therapeutic on a potential late stage development and approval pathway.

ARB-1467 Phase II Combination Study Clinical Design

RNAi (ARB-1740)

Our second-generation RNAi HBV candidate, ARB-1740, was chemically distinct from ARB-1467 (comprising variations to the trigger sequences) and employed the same LNP formulation as ARB-1467. In preclinical studies, ARB-1740 demonstrated greater potency over ARB-1467, therefore had the potential to be effective at lower clinical doses than ARB-1467. In early 2017, we initiated a Phase II MAD study with ARB-1740 that dosed HBV patients in two cohorts to enable a clinical potency comparison between ARB-1467 and ARB-1740. While ARB-1740 posed no safety concerns, the lack of a significant potency advantage led us to discontinue any further development of ARB-1740 and continue to invest in the development of our more clinically advanced RNAi agent ARB-1467.

Capsid Inhibitors (AB-423 & AB-506)

HBV core protein, which assembles into the HBV capsid, is required for viral replication and may have a role in cccDNA formation. Current NA therapy significantly reduces HBV DNA levels in the serum but HBV replication continues in the liver, thereby enabling HBV infection to persist. Effective therapy for patients requires new agents that will fully block viral replication. We are developing core protein inhibitors (also known as capsid assembly inhibitors) as oral therapeutics for the treatment of chronic HBV infection.

Preclinical studies have shown that our first-generation capsid inhibitor AB-423 is a pan-genotypic, HBV selective agent with a dual MOA. It inhibits pgRNA encapsidation resulting in potent and highly selective inhibition of HBV replication. AB-423 also inhibits cccDNA formation via inhibition of the capsid uncoating step. Combination of AB-423 with ARB-1467 results in additive activity compared to each agent alone. Furthermore, we demonstrated that a combination of AB-423 with an RNAi agent (ARB-1740) showed synergistic activity against HBV rcDNA in vitro, as well as inhibition of HBV DNA and serum HBsAg in in vivo models. In an HBV mouse model, triple combinations consisting of AB-423+RNAi (ARB-1740) with entecavir (ETV) or PegIFN provide the greatest reduction in serum HBV DNA and the RNAi further increased host response when added to AB-423+PegIFN supporting the hypothesis that HBV antigen removal may promote immune recognition and viral clearance.

In 2017, AB-423 was evaluated in a Phase I SAD and MAD trial designed to assess the safety, tolerability, and pharmacokinetics (PK) of oral administration of our lead capsid inhibitor asset in healthy volunteers. We presented clinical data at the American Association for the Study of Liver Diseases (AASLD) annual meeting in October 2017 in a presentation titled, "Single Dose Safety, Tolerability and Pharmacokinetics of AB-423 in Healthy Volunteers from the ongoing Single and Multiple Ascending Dose Study AB-423-001," which showed that AB-423 was well-tolerated with no serious adverse events following single doses up to 800 mg. Multiple doses up to 400 mg twice daily were also well tolerated.

In addition to AB-423, our capsid inhibitor discovery effort generated promising back-up compounds in 2017, which led to the nomination of a next-generation capsid inhibitor AB-506 for Investigational New Drug (IND)/Clinical Trial Authorization (CTA)-enabling studies. AB-506 is a highly selective capsid inhibitor that has shown striking potency and improved PK in preclinical studies. We presented these preclinical data at AASLD annual meeting in October 2017 in a presentation titled, "Antiviral Characterization of a Next Generation Chemical Series of HBV Capsid Inhibitors In Vitro and In Vivo," which showed potent inhibition of HBV replication and pgRNA encapsidation, an accelerated rate of capsid assembly, and binding to the HBV core protein at the dimer:dimer interface that indicates improved target engagement compared to first generation capsid inhibitors.

We will continue to focus on rapidly advancing AB-506 into clinical testing before proceeding with additional clinical evaluation of AB-423. We plan to file an Investigational New Drug (IND)/Clinical Trial Application (CTA) in mid-2018 (pending successful IND/CTA-enabling studies) for AB-506, which has the potential to be a 'best-in-class' capsid inhibitor based on its favorable drug-like properties and potent inhibition of HBV replication. This molecule has the potential for once-daily oral dosing, making it an ideal candidate for inclusion in a combination regimen. Results from additional preclinical studies of AB-506 drug combinations with compounds acting through different mechanisms, will be presented in 2018. Based on comparative clinical data, we will select one of its capsid inhibitors for development as part of a proprietary drug combination.

HBV RNA Destabilizer (AB-452)

In addition to our established clinical programs, we have a number of research programs aimed at the discovery and development of proprietary HBV antivirals with different and complementary MOAs. One of our most advanced preclinical programs is an HBV RNA Destabilizer AB-452 (formerly known as our oral HBsAg inhibitor program), which has novel activity in destabilizing HBV RNA, broad activity against HBV RNAs, and reduces HBsAg. We presented these preclinical data at AASLD annual meeting in October 2017 in a presentation titled, "Identification and Characterization of AB-452, a Potent Small Molecule HBV RNA Destabilizer In Vitro and In Vivo," which showed that AB-452 has shown synergistic effects when combined with two of Arbutus’ proprietary HBV RNAi agents in vitro. In vivo, twice-a-day oral administration of AB-452 resulted in up to 1.4 log10 reduction of serum HBsAg in a dose dependent manner and correlated well with liver HBV RNA levels. This molecule has the potential for once daily, oral dosing. Pending successful IND/CTA-enabling studies, this product candidate could be the subject of an IND (or equivalent) filing in 2018. Results of additional preclinical studies including AB-452 drug combinations with different MOA will be presented in 2018.

Research Programs

In addition to our clinical candidates, we have a number of research programs aimed at discovery and development of proprietary HBV candidates with different and complementary MOAs. We have also made progress in developing a proprietary N-Acetylgalactosamine (GalNAc) conjugate technology to enable subcutaneous delivery of an RNAi therapeutic targeting HBsAg and/or other HBV targets. We have designed a number of highly potent HBV-targeting RNAi payloads for use with our proprietary GalNAc conjugate platform to enable subcutaneous delivery. In preclinical models, our molecules display acute knockdown of viral proteins and a duration of effect that is highly competitive in the field. We observe a significant dose response and a stepwise reduction in viral proteins when multi-dosing. We expect to nominate a clinical development candidate in early 2018. We also have ongoing discovery efforts focused on cccDNA targeting and checkpoint inhibition.

Proprietary Lipid Nanoparticle (LNP) Drug Delivery Technology

Development of RNAi therapeutic products is currently limited by the instability of the RNAi trigger molecules in the bloodstream and the inability of these molecules to access target cells or tissues following administration. Delivery technology is necessary to protect these drugs in the bloodstream to allow efficient delivery and cellular uptake by the target cells. Arbutus has developed a proprietary delivery platform called LNP. The broad applicability of this platform to RNAi development has established Arbutus as a leader in this new area of innovative medicine.

Our proprietary LNP delivery technology allows for the successful encapsulation of RNAi trigger molecules in LNP administered intravenously, which travel through the bloodstream to target tissues or disease sites. LNPs are designed to protect the triggers, and stay in the circulation long enough to accumulate at disease sites, such as the liver or cancerous tumors. LNPs are then taken up into the target cells by a process called endocytosis. Subsequent activation by the changing environment inside the cell causes the LNP to release the trigger molecules that can then successfully mediate nucleic acid-based therapies.

            .

Arbutus' LNP Technology

A
B
C
D
E
PEG Lipid A
Amino Lipid B
Structural Lipid C
Cholesterol D
Nucleic Acid E

Ongoing Advancements in LNP Technology

Our LNP technology represents the most widely adopted delivery technology in RNAi, which has enabled several clinical trials and has been administered to hundreds of human subjects with repeat dose administration for over 3 years. We are the leaders in LNP delivery and hold a dominant intellectual property position in this field. We have applied our extensive technical expertise and clinical experience gained from our LNP-based programs to further advance our platform technology and its broad application to mRNA delivery. We last presented LNP in vivo data at EuroTIDES in November 2017, showing potent LNP-enabled delivery of mRNA with very high and persistent expression levels.

In October 2017, we signed a licensing agreement with Gritstone Oncology for the development of their RNA-based neoantigen immunotherapy products (see Strategic Alliances, Licensing Agreements, and Research Collaborations) and continue to explore opportunities to generate further value from our LNP platform technology, which is well suited to delivery therapies based on RNAi, mRNA, and gene editing constructs.

In February 2018, we entered into an exclusive negotiating period with Roivant Sciences Ltd. (Roivant), during which we are negotiating the terms of a proposal and a structure to jointly develop Arbutus' LNP and GalNAc delivery technologies with Roivant. More information can be found under the “Reorganization” section of this annual report.

Suspended Non-HBV RNAi Assets

We are focused on discovering, developing and commercializing a cure for patients suffering from chronic HBV infection. As such, we have suspended further development of our non-HBV assets. These programs are available for partnership to enable further development. Our non-HBV assets include:

•	LNP-based product candidates TKM-PLK1 for oncology, GI-NET, ACC, and HCC

•	LNP-based product candidates TKM-Ebola and TKM-Marburg for hemorrhagic fever viruses;

•	TKM-HTG for metabolic disorders; and,

•	TKM-ADLH for severe alcohol use disorder.

Partner Programs

Patisiran (ALN-TTR02)

Alnylam Pharmaceuticals, Inc., or Alnylam (Nasdaq: ALNY), has a license to use our intellectual property to develop and commercialize products and may only grant access to our LNP technology to its partners if it is part of a product sublicense. Alnylam’s license rights are limited to patents that we have filed, or that claim priority to a patent that was filed, before April 15, 2010. Alnylam's patisiran (ALN-TTR02) program represents the most clinically advanced application of our LNP delivery technology, and results demonstrate that our LNP has been well tolerated and efficacy maintained with long term (>36 months) treatment.

Patisiran is Alnylam`s most clinically advanced RNAi therapeutic in development, targeting transthyretin (TTR) for the treatment of TTR-mediated amyloidosis (ATTR) in patients with FAP. In September 2017, Alnylam successfully completed its APOLLO Phase III clinical trial of LNP-enabled patisiran, which initiated in November 2013. Results showed that patisiran met its primary efficacy endpoint and all secondary endpoints in this trial. As a result, Alnylam completed a New Drug Application (NDA) to the U.S. Food and Drug Administration (FDA) and a Marketing Authorisation Application (MAA) to the European Medicines Agency (EMA) for patisiran and first regulatory approval, which Alnylam has estimated by second half of 2018. We are entitled to low-to-mid single-digit royalty payments escalating based on sales performance as Alnylam’s LNP-enabled products are commercialized, therefore we could receive our first royalty payments in the second half of 2018.

Gritstone Oncology

In October 2017, we entered into a license agreement with Gritstone Oncology, or Gritstone, that granted them worldwide access to our portfolio of proprietary and clinically validated LNP products and associated intellectual property to deliver Gritstone’s RNA-based neoantigen immunotherapy products. Gritstone paid us an upfront payment, and will make payments for achievement of development, regulatory, and commercial milestones, royalties, and will reimburse us for conducting technology development and providing manufacturing and regulatory support for Gritstone’s product candidates.

Marqibo®

Marqibo®, originally developed by Arbutus, is a novel, sphingomyelin/cholesterol liposome-encapsulated formulation of the FDA-approved anticancer drug vincristine. Marqibo’s approved indication is for the treatment of adult patients with Philadelphia chromosome-negative acute lymphoblastic leukemia (Ph-ALL) in second or greater relapse or whose disease has progressed following two or more lines of anti-leukemia therapy. Our licensee, Spectrum Pharmaceuticals, Inc., or Spectrum, launched Marqibo through its existing hematology sales force in the United States. Spectrum has ongoing trials evaluating Marqibo in two additional indications, which are Pediatric ALL and Non-Hodgkin’s lymphoma. We are receiving mid-single digit royalty payments based on Marqibo’s commercial sales.

Alexion Pharmaceuticals Inc.

In March 2017, we entered into a license agreement with Alexion Pharmaceuticals, Inc., or Alexion (Nasdaq:ALXN), that granted them exclusive use of our proprietary LNP technology in one of Alexion's rare disease programs. Under the terms of the license agreement, Alexion paid us $7.5 million upfront, and was set to pay $75 million for achievement of development, regulatory, and commercial milestones, as well as single digit royalties. Arbutus conducted technology development and provided manufacturing and regulatory support. In July 2017, Alexion terminated its LNP licensing agreement with Arbutus driven by a strategic review of Alexion’s business and research and development portfolio, which included a decision to discontinue development of mRNA therapeutics. The preclinical work completed during this period enabled refinement of the LNP formulation process for mRNA development at a larger scale.

DCR-PH1

In November 2014, we signed a licensing and collaboration agreement with Dicerna Pharmaceuticals, Inc. to utilize our LNP delivery technology exclusively in Dicerna's primary hyperoxaluria type 1 (DCR-PH1) development program. Data from the DCR-PH1-102 clinical trial, in which 21 subjects were randomized to receive DCR-PH1 at doses of 0.005, 0.015 and 0.05 mg/kg or placebo, showed an increase in urine glycolate levels, a biomarker of DCR-PH1 treatment activity, in the top two DCR-PH1 dosing groups. In September 2016, Dicerna announced the discontinuation of its DCR-PH1 program. We terminated the agreement with Dicerna in November 2016.  More information about our licensing agreement with Dicerna can be found under the “Strategic Alliances, Licensing Agreements, and Research Collaborations” section of this annual report.

Strategic Alliances, Licensing Agreements, and Research Collaborations

Acuitas Therapeutics Inc.

Consistent with the terms of the settlement agreement signed in November 2012, we finalized and entered a cross-license agreement with Acuitas Therapeutics Inc., or Acuitas in December 2013. The terms of the cross-license agreement provide Acuitas with access to certain of our earlier IP generated prior to mid-April 2010 in the fields of gene replacement therapy and antisense. Acuitas may only grant access to our LNP technology to its partners if it is part of a product sublicense. At the same time, the terms provide us with certain access to Acuitas’ technology and licenses in the RNAi field, along with a percentage of each milestone and royalty payment with respect to certain products. Acuitas has agreed that it would not compete in the RNAi field for a period of five years, ending in November 2017. Arbutus considered Acuitas to be in material breach of their cross-license agreement and in February 2018, Arbutus and Acuitas reached a settlement terminating Acuitas’ right to further use or sublicense Arbutus' LNP technology. Please refer to "Item 3. Legal Proceedings" for additional information.

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

Spectrum Pharmaceuticals, Inc.

In September 2013, we announced that our licensee, Spectrum, had launched Marqibo® through its existing hematology sales force in the United States. Since then commercial sales have occurred. Arbutus is receiving mid-single digit royalty payments based on Marqibo®’s commercial sales. Marqibo®, which is a novel sphingomyelin/cholesterol liposome-encapsulated formulation of the FDA-approved anticancer drug vincristine, was originally developed by Arbutus. We out-licensed the product to Talon Therapeutics in 2006, and in July 2013, Talon was acquired by Spectrum. Marqibo®’s approved indication is for the treatment of adult patients with Philadelphia chromosome-negative acute lymphoblastic leukemia (Ph-ALL) in second or greater relapse or whose disease has progressed following two or more lines of anti-leukemia therapy. Spectrum has ongoing trials evaluating Marqibo® in two additional indications, which are: Pediatric ALL and Non-Hodgkin’s lymphoma.

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

University of British Columbia

Certain early work on LNP delivery systems and related inventions was undertaken at the University of British Columbia, or UBC. These inventions are licensed to us by UBC under a license agreement, initially entered in 1998 as amended in 2001, 2006 and 2007. We have granted sublicenses under the UBC license to Alnylam as well as to Spectrum (Talon Therapeutics Inc., acquisition). Alnylam has in turn sublicensed back to us under the licensed UBC patents. In mid-2009, we and our subsidiary Protiva entered into a supplemental agreement with UBC, Alnylam and Acuitas Technologies, Inc., in relation to a separate research collaboration to be conducted among UBC, Alnylam and Acuitas to which we have license rights. The settlement agreement signed in late 2012 to resolve the litigation among Alnylam, Acuitas, Arbutus and Protiva provided for the effective termination of all obligations under such supplemental agreement as between and among all litigants. UBC filed a demand for arbitration against us for allegedly unpaid royalties based on publicly available information, and an unspecified amount based on non-public information. Please refer to "Item 3. Legal Proceedings" for additional information.

Cytos Biotechnology Ltd.

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

In partial consideration for this license, Arbutus Inc. paid a license initiation fee of $150,000 and issued warrants to Blumberg and Drexel. No warrants were outstanding as at the date Arbutus merged with Arbutus Inc. Under this license agreement, Arbutus Inc. also agreed to pay up to $3.5 million in development and regulatory milestones per licensed compound series, up to $92.5 million in sales performance milestones per licensed product, and royalties in the mid-single digits based upon the proportionate net sales of licensed products in any commercialized combination. We are obligated to pay Blumberg and Drexel a double-digit percentage of all amounts received from the sub-licensees, subject to customary exclusions.

In November 2014, Arbutus Inc. entered into an additional license agreement with Blumberg and Drexel pursuant to which it received an exclusive (subject to retained non-commercial research rights), worldwide, sub-licensable license under specified patents and know-how controlled by Blumberg and Drexel covering epigenetic modifiers of cccDNA and STING agonists. In consideration for these exclusive licenses, Arbutus Inc. made an upfront payment of $50,000. Under this agreement, we will be required to pay up to $1.0 million for each licensed product upon the achievement of a specified regulatory milestone and a low single digit royalty, based upon the proportionate net sales of compounds covered by this intellectual property in any commercialized combination. We are also obligated to pay Blumberg and Drexel a double-digit percentage of all amounts received from its sub-licensees, subject to exclusions.

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

Research Collaboration and Funding Agreement with Blumberg

In October 2014, Arbutus Inc., our wholly owned subsidiary, entered into a research collaboration and funding agreement with Blumberg under which we will provide $1,000,000 per year of research funding for three years, renewable at our option for an additional three years, for Blumberg to conduct research projects in HBV and liver cancer. Blumberg has exclusivity obligations to us with respect to HBV research funded under the agreement. In addition, we have the right to match any third party offer to fund HBV research that falls outside the scope of the research being funded under the agreement. Blumberg has granted us the right to obtain an exclusive, royalty bearing, worldwide license to any intellectual property generated by any funded research project. If we elect to exercise the right to obtain such a license, we will have a specified period of time to negotiate and enter into a mutually agreeable license agreement with Blumberg. This license agreement will include the following pre-negotiated upfront, milestone, and royalty payments: an upfront payment in the amount of $100,000; up to $8,100,000 upon the achievement of specified development and regulatory milestones; up to $92,500,000 upon the achievement of specified commercialization milestones; and royalties at a low single to mid-single digit rates based upon the proportionate net sales of licensed products from any commercialized combination.

On June 5, 2016, we entered into an amended and restated research collaboration and funding agreement with Blumberg, primarily to: (i) increase the annual funding amount to Blumberg from $1,000,000 to $1,100,000; (ii) extend the initial term through to October 29, 2018; (iii) provide an option for us to extend the term past October 29, 2018 for two additional one year terms; and (iv) expand our exclusive license under the agreement to include the sole and exclusive right to obtain and exclusive, royalty-bearing, worldwide, and all-fields license under Blumberg's rights in certain other inventions described in the agreement.

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

Financial Information

For financial information about our Company, please see Item 8. Financial Statements and Supplementary Data.

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

We have a portfolio of around 125 patent families, in the U.S. and abroad, that are directed to our therapeutic HBV product candidates and various aspects of LNPs and LNP formulations. The portfolio includes over 100 issued patents throughout the world, and an extensive portfolio of pending patent applications, including the following patents and applications in the United States and Europe (1):

Subject Matter	Status	Expiration Date*
LNP Compositions and Methods of Use (siRNA)	U.S. Pat. No. 7,982,027; applications pending in other jurisdictions	2024
LNP Compositions (interferingRNA)	U.S. Pat. No. 7,799,565; patents issued in other jurisdictions	2025
LNP Compositions (Nucleic Acid)	U.S. Pat. Nos. 8,058,069; 8,492,359 and 8,822,668; applications pending in other jurisdictions	2029
LNP Compositions and Methods of Use (PLK-1)	U.S. Pat. No.8,283,333; applications pending in other jurisdictions	2030
LNP Compositions (Nucleic Acid)	U.S. Pat. No. 9,006,417	2031
LNP Manufacturing Process	U.S. Pat. Nos. 7,901,708 and 8,329,070; European Pat. Nos. 1519714 and 2338478; application pending in the U.S.	2023
LNP Manufacturing Process	U.S. Pat. No. 9,005,654; application pending in Europe	2026
Lipid Compositions	U.S. Pat. No. 7,745,651; European Pat. No. 1781593; application pending in the U.S.	2025
Lipid Compositions	U.S. Pat. Nos. 7,803,397 and 8,936,942; European Pat. No. 1664316	2024
Modified siRNA Compositions	U.S. Pat. Nos. 8,101,741, 8,188,263 and 9,074,208; applications pending in other jurisdictions	2026
Modified siRNA Compositions	U.S. Pat. No. 7,915,399	2027
siRNA and LNP Compositions (Ebola Virus)	U.S. Pat. No. 7,838,658	2026
siRNA and LNP Compositions and Methods of Treatment (Ebola Virus)	U.S. Pat. No. 8,716,464	2030
siRNA and LNP Compositions (PLK1)	U.S. Pat. No. 9,006,191; European Pat. No. 2238251	2028
Immunostimulatory Compositions, Methods of Use and Production	U.S. Pat. No. 8,691,209; European Pat. No. 1450856	2022
siRNA and LNP Compositions (HBV)	Patent applications pending in U.S. and other jurisdictions	2035
HBV Capsid Assembly Inhibitor Compositions and Methods of Treatment	Patent applications pending in U.S. and other jurisdictions	2032
Non-Liposomal Systems For Nucleic Acid Delivery	U.S. Pat. No. 9,518,272	2031
Lipid Compositions For Nucleic Acid Delivery	U.S. Pat. No. 9,504,651	2023

(1)	Patent information current as of March 6, 2018.
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

Scientific Advisers

We seek advice from our scientific advisory board, which consists of a number of leading scientists and physicians, on scientific and medical matters. The current members of our scientific advisory board are:

Name	Position(s)/Institutional Affiliation(S)
Adrian Di Bisceglie, MD	Professor of Internal Medicine and Chairman of the Department of Medicine at St Louis University, St Louis University School of Medicine, Chief of Hepatology
Charlie Rice, Ph.D.	Maurice and Corinne Greenberg Professor in Virology, Rockefeller University
Scott Biller, Ph.D.	Chief Scientific Officer at Agios Pharmaceuticals
Ulrike Protzer, Ph.D.	Director, Institute of Virology, Technische Universität München / Helmholtz Zentrum München - German Center for Environmental Health
Fabien Zoulim, MD, Ph.D.	Professor of Medicine, Lyon University, Head of Hepatology Department, Hospices Civils de Lyon
Kyong-Mi Chang	Associate Professor of Medicine, Division of Gastroenterology, University of Pennsylvania Perelman School of Medicine

Site Consolidation

On February 8, 2018, we announced a site consolidation and organizational restructuring to better align our HBV business in Warminster, PA. These organizational changes are expected to result in increased efficiency, a more flexible variable cost structure, and additional preservation of our cash reserves. Our LNP technology group will remain intact.

To achieve this alignment, we will reduce our global workforce by approximately 35% and plan to close our Burnaby, BC facility. We will incur restructuring costs related to one-time employee termination benefits, employee relocation costs, and site closure costs currently estimated to be $5.0 million, which will be primarily paid in cash in the second quarter of 2018.

On February 14, 2018, we announced that we have entered into an exclusivity agreement with Roivant (Exclusivity Agreement) providing for a period that expires on March 15, 2018. Pursuant to the Exclusivity Agreement, during this period, we agree to negotiate with Roivant, on an exclusive basis, the terms and conditions of a proposal to jointly develop our LNP and GalNAc technologies, There are no assurances that we will reach an agreement with Roivant regarding any such transaction or that any such transaction will be consummated.
As a result of our site consolidation we expect to reduce our workforce by approximately 31%.

Employees

At December 31, 2017, Arbutus had 130 employees, 92 of whom were engaged in research and development. None of our employees are represented by a labor union or covered by a collective bargaining agreement, nor have we experienced any work stoppages. We believe that relations with our employees are good.

Corporate Information

     Arbutus Biopharma Corporation (“Arbutus”, “we”, “us”, and “our”) is a publicly traded industry-leading therapeutic solutions company focused on discovering, developing and commercializing a cure for patients suffering from chronic HBV infection.

Arbutus was incorporated pursuant to the British Columbia Business Corporations Act, or BCBCA, on October 6, 2005, and commenced active business on April 30, 2007, when Arbutus and its parent company, Inex Pharmaceuticals Corporation, or Inex, Inex, were reorganized under a statutory plan of arrangement (the Plan of Arrangement) completed under the provisions of the BCBCA. The Plan of Arrangement saw Inex’s entire business transferred to and continued by Arbutus.

On March 4, 2015, we completed a business combination pursuant to which Arbutus Inc. (formerly known as OnCore Biopharma, Inc., or OnCore), became our wholly-owned subsidiary. This combined company intends to focus on developing a curative regimen for HBV patients by combining multiple therapeutic approaches.

Effective July 31, 2015, our corporate name changed from Tekmira Pharmaceuticals Corporation to Arbutus Biopharma Corporation. Also effective July 31, 2015, the corporate name of our wholly owned subsidiary, OnCore Biopharma, Inc. changed to Arbutus Biopharma, Inc. (“Arbutus Inc.”). We have two wholly owned subsidiary: Arbutus Inc.and Protiva Biotherapeutics Inc. (“Protiva”). Effective January 1, 2018, Protiva was amalgamated with Arbutus. Unless stated otherwise or the context otherwise requires, references herein to “Arbutus”, “we”, “us” and “our” refer to Arbutus Biopharma Corporation, and, unless the context requires otherwise, one or more subsidiaries through which we conduct business.

Arbutus’ head office and principal place of business is located at 100-8900 Glenlyon Parkway, Burnaby, British Columbia, Canada, V5J 5J8 (telephone: (604) 419-3200). The Company’s registered and records office is located at 700 West Georgia St, 25th Floor, Vancouver, British Columbia, Canada, V7Y 1B3. Arbutus has US operations located at 701 Veterans Circle, Warminster, Pennsylvania, USA, 18974.

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

Executive Officers of the Registrant

Set forth below is information about our executive officers, as of March 15, 2018.

Name	Age	Position(s)
Mark Murray	69	President and Chief Executive Officer, and Director
Michael Sofia	60	Chief Scientific Officer
William Symonds	50	Chief Development Officer and Director
Peter Lutwyche	52	Chief Technology Officer
Elizabeth Howard	64	Executive Vice President and General Counsel
Koert VandenEnden[1]	39	Interim Chief Financial Officer

(1)	Bruce Cousins' employment with the Company ended on February 16, 2018. Koert VandenEnden has been appointed interim Chief Financial Officer and we are searching for a permanent CFO.

Dr. Mark Murray has served as our President, Chief Executive Officer and Director since May 2008, when Dr. Murray joined Arbutus in connection with the closing of the business combination between Arbutus and Protiva. He previously was the President and CEO and founder of Protiva since its inception in the summer of 2000. Dr. Murray has over 20 years of experience in both the R&D and business development and management facets of the biotechnology industry. Dr. Murray held senior management positions at ZymoGenetics and Xcyte Therapies prior to joining Protiva. Since entering the biotechnology industry, Dr. Murray has successfully completed numerous and varied partnering deals, directed successful product development programs, been responsible for strategic planning programs, raised over $30 million in venture capital and executed extensive business development initiatives in the U.S., Europe and Asia. During his R&D career, Dr. Murray worked extensively on three programs that resulted in FDA approved drugs, including the first growth factor protein approved for human use, a program he led for several years following its discovery. Dr. Murray obtained his Ph.D. in Biochemistry from the University of Oregon Health Sciences University and was a Damon Runyon-Walter Winchell post-doctoral research fellow for three years at the Massachusetts Institute of Technology.

Dr. Michael Sofia has served as our Chief Scientific Officer since our acquisition of OnCore Biopharma, Inc. Dr. Sofia has won the Lasker-Debakey Clinical Medical Research Award for his outstanding discovery, contribution, and achievement in the field of medicine. Dr. Sofia has also won the Economist’s 2015 Innovation Award in the Bioscience category for developing a rapid cure for hepatitis C virus infection (HCV). Dr. Sofia was one of OnCore Biopharma’s co-founders and served as its Chief Scientific Officer and Head of Research and Development since July 2014. He previously served as President and a member of its board of directors from May 2012 to August 2014. Since April 2012, Dr. Sofia has been a professor at the Baruch S. Blumberg Institute and since March 2013, Dr. Sofia has been an adjunct professor at the Drexel University School of Medicine. Previously, Dr. Sofia was the Senior Vice-President, Chemistry, Site Head and then Senior Advisor at Gilead Sciences, Inc. from January 2012 to December 2012. Prior to that, Dr. Sofia was the Senior Vice-President, Chemistry at Pharmasset, Inc. from August 2005 to January 2012 where he was responsible for the discovery of sofosbuvir, which ultimately resulted in the acquisition of Pharmasset by Gilead for $11 billion. From 1999 to 2005, Dr. Sofia served as a Group Director, New Leads Chemistry at Bristol-Myers Squibb. From 1993 to 1999, Dr. Sofia established and directed the research programs at Transcell Technologies, first as Director of Chemistry and then as Vice-President of Research. Dr. Sofia received his B.A. degree from Cornell University, his Ph.D. degree from the University of Illinois at Urbana-Champaign and was an NIH postdoctoral fellow at Columbia University.

Dr. William Symonds has served as our Chief Development Officer since March 2015. Dr. Symonds has served as a director of Arbutus and previously OnCore since August 2014 and as its Chief Development Officer since March 2015. Dr. Symonds is also currently Chief Development Officer at Roivant Sciences, Inc. Prior to that, Dr. Symonds served as Vice-President, Liver Disease Therapeutic Area at Gilead Sciences, Inc. from February 2012 until April 2014, and was the Senior Vice-President, Clinical Pharmacology and Translational Medicine at Pharmasset, Inc. from 2007 to January 2012. From 1993 to 2007, Dr. Symonds held various positions of increasing responsibility at GlaxoSmithKline, most recently as Director, Antiviral Clinical Pharmacology and Discovery Medicine. Dr. Symonds received his Doctor of Pharmacy degree from Campbell University and completed a fellowship in clinical pharmacokinetics at the Clinical Pharmacokinetics Laboratory in Buffalo, New York.

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

Mr. Koert VandenEnden joined Arbutus as its Vice President of Finance in October 2016 and has since become the Company’s Interim CFO as of February 2018. He brings to Arbutus extensive global financial, technical and business experience from his tenure at a global public accounting firm followed by senior financial leadership roles in industry. Before joining Arbutus, Mr. VandenEnden was the Director of Finance with Global Relay, having joined in 2013. He led the accounting and finance team and oversaw the company’s financial operations, including operational accounting, long range financial planning, and various financial planning and compliance matters. Prior to that, Mr. VandenEnden was a Chartered Accountant with KPMG LLP for over 12 years. Mr. VandenEnden is a CPA and CA, and holds a BComm with Honors from the University of British Columbia.

Item 1A. Risk Factors

Our business is subject to numerous risks. We caution you that the following important factors, among others, could cause our actual results to differ materially from those expressed in forward-looking statements made by us or on our behalf in filings with the SEC and Canadian securities regulators, press releases, communications with investors and oral statements. All statements other than statements relating to historical matters should be considered forward-looking statements. When used in this annual report, the words “believe,” “expect,” “plan,” “anticipate,” “estimate,” “predict,” “may,” “could,” “should,” “intend,” “will,” “target,” “goal” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these words. Any or all of our forward-looking statements in this annual report on Form 10-K and in any other public statements we make may turn out to be wrong. They can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties. Many factors mentioned in the discussion below will be important in determining future results. Consequently, no forward-looking statement can be guaranteed. Actual future results may vary materially from those anticipated in forward-looking statements. We explicitly disclaim any obligation to update any forward-looking statements to reflect events or circumstances that arise after the date hereof, unless required by law. You are advised, however, to consult any further disclosure we make in our reports filed with the SEC and Canadian securities regulators.

Risks Related to Our Business

We are in the early stages of our development, there is a limited amount of information about us upon which you can evaluate our Hepatitis B (HBV) candidates and other prospects as well as our delivery technologies.

We have not begun to market or generate revenues from the commercialization of any HBV products and our other delivery technologies. We have only a limited history upon which one can evaluate our business and prospects as our therapeutic products are still at an early stage of development and thus we have limited experience and have not yet demonstrated an ability to successfully overcome many of the risks and uncertainties frequently encountered by companies in new and rapidly evolving fields, particularly in the biopharmaceutical area. For example, to execute our business plan, we will need to successfully:

•	execute research and development activities using our HBV technology; and technologies involved in the development of HBV therapeutics;

•	build, maintain and protect a strong intellectual property portfolio;

•	gain acceptance for the development and commercialization of any product we develop;

•	develop and maintain successful strategic relationships; and

•
manage our spending and cash requirements as our expenses are expected to increase due to research and preclinical work, clinical trials, regulatory approvals, and commercialization and maintaining our intellectual property portfolio.

If we are unsuccessful in accomplishing these objectives, we may not be able to develop products, raise capital, expand our business or continue our operations. The approach we are taking to discover and develop novel drug products is unproven and may never lead to marketable drug products.

     We intend to concentrate our internal research and development efforts in the future primarily on the discovery and development of therapeutics targeting chronic HBV in order to ultimately develop a cure for the disease. Our future success depends in part on the successful development of these therapeutics. Our approach to the treatment of HBV is unproven, and we do not know whether we will be able to develop any drugs of commercial value.

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

We also intend to continue research and development efforts on RNAi technology and products based on RNAi technology as well as capsid inhibitors and other assets. While RNAi technology is based on a naturally occurring process that takes place inside cells, which can suppress the production of specific proteins, and has the potential to generate therapeutic drugs that take advantage of that process, neither we nor any other company has received regulatory approval to market a therapeutic product based on RNAi technology. The scientific discoveries that form the basis for our efforts to discover and develop new products are relatively new. While there are a number of RNAi therapeutics in development, very few product candidates based on these discoveries have ever been tested in humans and there can be no assurance that any RNAi therapeutic product will be approved for commercial use.

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

We expect that we will depend in part on our licensing agreements with Alnylam, Gritstone, and Spectrum to provide revenue to fund our operations, especially in the near term. Furthermore, our strategy is to enter into various additional arrangements with corporate and academic collaborators, licensors, licensees and others for the research, development, clinical testing, manufacturing, marketing and commercialization of our products. We may be unable to continue to establish such collaborations, and any collaborative arrangements we do establish may be unsuccessful, or we may not receive milestone payments as anticipated.

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

Within the next several years, substantial additional funds will be required to continue with the active development of our pipeline products and technologies. In particular, our funding needs may vary depending on a number of factors including:

•	revenues earned from our partners, including Alnylam, Gritstone, and Spectrum;

•	closure costs associated with our organizational restructuring and expected savings from gains in efficiency:

•	the extent to which we continue the development of our product candidates or form collaborative relationships to advance our products;

•	our decisions to in-license or acquire additional products or technology for development;

•	our ability to attract and retain corporate partners, and their effectiveness in carrying out the development and ultimate commercialization of our product candidates;

•	whether batches of drugs that we manufacture fail to meet specifications resulting in delays and investigational and remanufacturing costs;

•	the decisions, and the timing of decisions, made by health regulatory agencies regarding our technology and products;

•	competing technological and market developments;

•	prosecuting and enforcing our patent claims and other intellectual property rights; and

•	impact of the potential spin out of certain of Arbutus' assets.

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

With the exception of the years ended December 31, 2006 and December 31, 2012, we have incurred losses each fiscal year since inception until December 31, 2017 and have not received any revenues other than from research and development collaborations, royalties, license fees and milestone payments. From inception to December 31, 2017, we have an accumulated net deficit of $738.1 million. As we continue our research and development and clinical trials and seek regulatory approval for the sale of our product candidates, we do not expect to attain sustained profitability for the foreseeable future. We do not expect to achieve sustained profits until such time as strategic alliance payments, product sales and royalty payments, if any, generate sufficient revenues to fund our continuing operations. We cannot predict if we will ever achieve profitability and, if we do, we may not be able to remain consistently profitable or increase our profitability.

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

From time to time, we may engage in exchange rate hedging activities in an effort to mitigate the impact of exchange rate fluctuations. Any hedging technique we implement may fail to be effective. If our hedging activities are not effective, changes in currency exchange rates may have a more significant impact on our financial results and the trading price of our common shares.

Changes in tax laws or exposures to additional tax liabilities could negatively impact our operating results.

Changes in tax laws or regulations could negatively impact our effective tax rate and results of operations. On December 22, 2017, the U.S. enacted The Tax Cuts and Jobs Act (the TCJA). The TCJA introduces significant changes to U.S. corporate income tax law that will have a meaningful impact on our provision for income taxes. Such changes include, among other things, reducing the marginal U.S. corporate income tax rate from 35 percent to 21 percent, introducing a capital investment deduction, limiting the current deduction for net interest expense, limiting the use of net operating losses to offset future taxable income and making extensive changes to the way in which income earned outside the U.S. is taxed in the U.S. Accounting for the income tax effects of the TCJA requires significant judgments to be made in interpreting its provisions. Due to the timing of the enactment and the complexity involved in applying the provisions of the TCJA, we made reasonable estimates of the effects and recorded provisional amounts in the financial statements for fiscal year 2017. These provisional amounts are based on the initial analysis of the TCJA. Anticipated guidance from the U.S. Treasury about implementing the TCJA, and the potential for additional guidance from the Securities and Exchange Commission or the Financial Accounting Standards Board related to the TCJA, may result in adjustments to these estimates which could materially affect our financial position and results of operations as well as the effective tax rate in the period in which the adjustments are made.

Risks Related to Managing Our Operations

Our planned reorganization, including a site consolidation and organizational restructuring, may cause disruptions in the operation of our business and may not yield the anticipated benefits.

On February 8, 2018 we announced a site consolidation and organizational restructuring to better align our HBV business in Warminster, PA. To achieve this alignment, we will reduce our global workforce by approximately 31% and plan to close our Burnaby facility. We will incur restructuring costs related to one-time employee termination benefits, employee relocation costs, and site closure costs currently estimated to be $5.0 million, which will be primarily paid in cash in the second quarter of 2018. The reorganization may negatively affect our current business operations, including disrupting clinical development and harming relationships with employees, existing or potential customers, and collaborators. Further, the restructuring may exceed estimated costs and may not follow the anticipated timeline. We may not experience the anticipated benefits of the restructuring to the extent expected.

If we are unable to attract and retain qualified key management, scientific staff, consultants and advisors, our ability to implement our business plan may be adversely affected.

We depend upon our senior executive officers as well as key scientific, management and other personnel. The competition for qualified personnel in the biotechnology field is intense. We rely heavily on our ability to attract and retain qualified managerial, scientific and technical staff. The loss of the service of any of the members of our senior management, including Dr. Mark Murray, our President and Chief Executive Officer, may adversely affect our ability to develop our technology, add to our pipeline, advance our product candidates and manage our operations. We recently experienced turnover in our Chief Financial Officer role and currently have an interim Chief Financial Officer in place. We will be searching for a new, permanent Chief Financial Officer which may prove difficult and may take an extended period of time due to the competition to hire from a limited pool of qualified candidates. This transition period may prove to be disruptive to our business and may inhibit our ability to execute our business plan efficiently. We do not carry key person life insurance on any of our employees.

We rely on consultants and advisors, including scientific and clinical advisors, to assist us in formulating our research and development and commercialization strategy. Our consultants and advisors may be employed by other entities and may have commitments under consulting or advisory contracts with those entities that may limit their availability to us. If we are unable to continue to attract and retain highly qualified personnel, our ability to develop and commercialize our product candidates will be limited.

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

We use certain radioactive materials, biological materials and chemicals, including organic solvents, acids and gases stored under pressure, in our research and development activities. Our use of radioactive materials is regulated by the Canadian Nuclear Safety Commission and the U.S. Nuclear Regulatory Commission for the possession, transfer, import, export, use, storage, handling and disposal of radioactive materials. Our use of biological materials and chemicals, including the use, manufacture, storage, handling and disposal of such materials and certain waste products is regulated by a number of federal, state and local laws and regulations. Although we believe that our safety procedures for handling such materials comply with the standards prescribed by such laws and regulations, the risk of accidental contamination or injury from these materials cannot be completely eliminated. In the event of such an accident, we could be held liable for any damages that result and any such liability could exceed our resources. We are not specifically insured with respect to this liability.

Our business, reputation, and operations could suffer in the event of information technology system failures, such as a cybersecurity breach.

We are increasingly dependent on sophisticated software applications and computing infrastructure to conduct critical operations. Disruption, degradation, or manipulation of these applications and systems through intentional or accidental means could impact key business processes. Despite the implementation of security measures, our internal computer systems and those of our contractors and consultants are vulnerable to damage from computer viruses, cybersecurity breaches and other forms of unauthorized access, as well as natural disasters, terrorism, war, and telecommunication and electrical failures. Such events could result in exposure of confidential information, the modification of critical data, and/or the failure or interruption of critical operations. For example, the loss of pre-clinical trial data or data from completed or ongoing clinical trials for our product candidates could result in delays in our regulatory filings and development efforts and significantly increase our costs. To the extent that any disruption or security breach will result in a loss of or damage to our data, or inappropriate disclosure of confidential or proprietary information, we could incur liability and the development of our product candidates could be delayed. While we have implemented security measures, including controls over unauthorized access, our internal computer systems and those of our contractors and consultants are vulnerable to damage from these events. There can be no assurance that our efforts to protect data and systems will prevent service interruption or the loss of critical or sensitive information from our or third party providers’ databases or systems that could result in financial, legal, business or reputational harm to us or that our insurance would provide any or adequate coverage of any such loss.

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

To obtain marketing approval, U.S. and Canadian laws require:

•	controlled research and human clinical testing;

•	establishment of the safety and efficacy of the product for each use sought;

•	government review and approval of a submission containing manufacturing, pre-clinical and clinical data;

•	adherence to Good Manufacturing Practice Regulations during production and storage; and

•	control of marketing activities, including advertising and labeling.

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

Research and development goals may not be achieved in the time frames that we publicly estimate, which could have an adverse impact on our business and could cause our stock price to decline.

We set goals, and make public statements regarding our expectations, regarding the timing of certain accomplishments, developments and milestones under our research and development programs. The actual timing of these events can vary significantly due to a number of factors, including, without limitation, the amount of time, effort and resources committed to our programs by us and any collaborators and the uncertainties inherent in the clinical development and regulatory approval process. As a result, there can be no assurance that we or any collaborators will initiate or complete clinical development activities, make regulatory submissions or receive regulatory approvals as planned or that we or any collaborators will be able to adhere to our current schedule for the achievement of key milestones under any of our programs. If we or any collaborators fail to achieve one or more of the milestones as planned, our business could be materially adversely affected and the price of our Common Shares could decline.

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

For example, in March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care Education Reconciliation Act, or collectively the Affordable Care Act, was enacted to broaden access to health insurance, reduce or constrain the growth of healthcare spending, enhance remedies against fraud and abuse, add new transparency requirements for health care and health insurance industries, impose new taxes and fees on the health industry and impose additional health policy reforms. Additionally, the Drug Supply Chain Security Act, enacted in 2013, imposed new obligations on manufacturers of pharmaceutical products related to product tracking and tracing.

Members of Congress and the Trump Administration have considered legislation to fundamentally change or repeal the Affordable Care Act. While Congress has not passed repeal legislation to date, the Tax Cuts and Jobs Act
(TCJA) includes a provision repealing the individual insurance coverage mandate included in the Affordable Care Act, effective January 1, 2019. Further, President Trump signed an Executive Order directing federal agencies with authorities and responsibilities under the Affordable Care Act to waive, defer, grant exemptions from, or delay the implementation of any provision of the Affordable Care Act that would impose a fiscal or regulatory burden on states, individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices. On October 13, 2017, the President signed an Executive Order terminating the cost-sharing subsidies that reimburse insurers under the Affordable Care Act. Several state Attorneys General filed suit to stop the administration from terminating the subsidies, but their request for a restraining order was denied by a federal judge in California on October 25, 2017. In addition, the Centers for Medicare and Medicaid Services has recently proposed regulations that would give states greater flexibility in setting benchmarks for insurers in the individual and small group marketplaces, which may have the effect of relaxing the essential health benefits required under the Affordable Care Act for plans sold through such marketplaces. Congress may consider other legislation to replace elements of the Affordable Care Act. The implications of the Affordable Care Act, its possible repeal, any legislation that may be proposed to replace the Affordable Care Act, or the political uncertainty surrounding any repeal or replacement legislation for our business and financial condition, if any, are not yet clear.

We cannot predict what healthcare reform initiatives may be adopted in the future. Further federal and state legislative and regulatory developments are likely, and we expect ongoing initiatives in the United States to increase pressure on drug pricing. Such reforms could have an adverse effect on anticipated revenues from product candidates that we may successfully develop and for which we may obtain regulatory approval and may affect our overall financial condition and ability to develop drug candidates.

Legislative and regulatory proposals have also been made to expand post approval requirements and restrict sales and promotional activities for pharmaceutical products. Any healthcare reforms enacted in the future may, like the Affordable Care Act, be phased in over a number of years but, if enacted, could reduce our revenue, increase our costs, or require us to revise the ways in which we conduct business or put us at risk for loss of business. We are not sure whether additional legislative changes will be enacted, or whether the current regulations, guidance or interpretations will be changed, or what the impact of such changes on our business, if any, may be.

Coverage and adequate reimbursement may not be available for our drug candidates, which could make it difficult for us to sell our products profitably.

Market acceptance and sales of any drug candidates that we develop will depend in part on the extent to which reimbursement for these products and related treatments will be available from third party payors, including government health administration authorities and private health insurers. Third party payors decide which drugs they will pay for and establish reimbursement levels. Third party payors often rely upon Medicare coverage policy and payment limitations in setting their own reimbursement policies. However, decisions regarding the extent of coverage and amount of reimbursement to be provided for each of our drug candidates will be made on a plan by plan basis. One payor's determination to provide coverage for a product does not assure that other payors will also provide coverage, and adequate reimbursement, for the product. Additionally, a third party payor's decision to provide coverage for a drug does not imply that an adequate reimbursement rate will be approved. Each plan determines whether or not it will provide coverage for a drug, what amount it will pay the manufacturer for the drug, and on what tier of its formulary the drug will be placed. The position of a drug on a formulary generally determines the copayment that a patient will need to make to obtain the drug and can strongly influence the adoption of a drug by patients and physicians. Patients who are prescribed treatments for their conditions and providers performing the prescribed services generally rely on third party payors to reimburse all or part of the associated healthcare costs. Patients are unlikely to use our products unless coverage is provided and reimbursement is adequate to cover a significant portion of the cost of our products.

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

We are subject to U.S. and Canadian healthcare laws and regulations, which could expose us to criminal sanctions, civil penalties, contractual damages, reputational harm, fines, disgorgement, exclusion from participation in government healthcare programs, curtailment or restricting of our operations and diminished profits and future earnings.

Healthcare providers, physicians and others will play a primary role in the recommendation and prescription of any products for which we obtain marketing approval. Our future arrangements with healthcare providers, patients and third party payors will expose us to broadly applicable U.S. and Canadian fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and collaborative partners through which we market, sell and distribute any products for which we obtain marketing approval.

Efforts to ensure that our collaborations with third parties, and our business generally, will comply with applicable U.S. and Canadian healthcare laws and regulations will involve substantial costs. It is possible that governmental authorities will conclude that our business practices may not comply with current or future statutes, regulations or case law involving applicable fraud and abuse or other healthcare laws and regulations. If our operations are found to be in violation of any of these laws or any other governmental laws and regulations that may apply to us, we may be subject to significant civil, criminal and administrative penalties, damages, fines, imprisonment, exclusion of products from government funded healthcare programs, contractual damages, reputational harm, disgorgement, curtailment or restricting of our operations, any of which could substantially disrupt our operations and diminish our profits and future earnings. If any of the physicians or other providers or entities with whom we expect to do business is found not to be in compliance with applicable laws, they may be subject to criminal, civil or administrative sanctions, including exclusions from government funded healthcare programs. The risk of our being found in violation of these laws is increased by the fact that many of them have not been fully interpreted by the regulatory authorities or the courts, and their provisions are open to a variety of interpretations.

Risks Related to Patents, Licenses and Trade Secrets

Other companies or organizations may assert patent rights that prevent us from developing or commercializing our products.

RNA interference and capsid inhibitors as well as our other novel HBV assets are relatively new scientific fields that have generated many different patent applications from organizations and individuals seeking to obtain patents in the field. These applications claim many different methods, compositions and processes relating to the discovery, development and commercialization of these therapeutic products. Because the field is so new, very few of these patent applications have been fully processed by government patent offices around the world, and there is a great deal of uncertainty about which patents will be issued, when, to whom, and with what claims. It is likely that there could be litigation and other proceedings, such as interference and opposition proceedings in various patent offices, relating to patent rights in RNAi, capsid inhibitors and other small molecule compounds targeted at HBV.

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

If there is any conflict, dispute, disagreement or issue of non-performance between us and Blumberg and Drexel regarding our rights or obligations under these license agreements, including any conflict, dispute or disagreement arising from our failure to satisfy diligence or payment obligations under such agreements, Blumberg and Drexel may have a right to terminate the license. The loss of any of these license agreements could materially and adversely affect our ability to use intellectual property that could be critical to our drug discovery and development efforts, as well as our ability to enter into future collaboration, licensing and/or marketing agreements for one or more affected drug candidates or development programs.

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

We will face intense competition from products that have already been approved and accepted by the medical community for the treatment of the conditions for which we are currently developing products. We also expect to face competition from new products that enter the market. We believe a significant number of products are currently under development, and may become commercially available in the future, for the treatment of conditions for which we may try to develop products. These products, or other of our competitors’ products, may be more effective, safer, less expensive or marketed and sold more effectively than any products we develop.

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

If we successfully develop product candidates, and obtain approval for them, we will face competition based on many different factors, including the following:

•	safety and effectiveness of our products;

•	ease with which our products can be administered and the extent to which patients and physicians accept new routes of administration;

•	timing and scope of regulatory approvals for these products;

•	availability and cost of manufacturing, marketing and sales capabilities;

•	price;

•	reimbursement coverage; and

•	patent position.

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

We are incorporated in Canada, with our assets and officers located both in Canada and the United States, with the result that it may be difficult for investors to enforce judgments obtained against us or some of our officers.

Arbutus is incorporated under the laws of the Province of British Columbia and some of Arbutus' assets and officers are located outside the United States. While we have appointed National Registered Agents, Inc. as our agent for service of process to effect service of process within the United States upon us, it may not be possible for you to enforce against us or those persons in the United States, judgments obtained in U.S. courts based upon the civil liability provisions of the U.S. federal securities laws or other laws of the United States. In addition, there is doubt as to whether original action could be brought in Canada against us or our directors or officers based solely upon U.S. federal or state securities laws and as to the enforceability in Canadian courts of judgments of U.S. courts obtained in actions based upon the civil liability provisions of U.S. federal or state securities laws.

Conversely, most of Arbutus’ directors and officers reside outside Canada, and with the reorganization around Warminster, PA, the majority of Arbutus' physical assets may also be located outside Canada . While we have appointed Farris, Vaughan, Wills & Murphy LLP as our agent for service of process in Canada, it may not be possible for you to enforce in Canada against our assets or those directors and officers residing outside Canada, judgments obtained in Canadian courts based upon the civil liability provisions of the Canadian securities laws or other laws of Canada.

If we are deemed to be a “passive foreign investment company” for the current or any future taxable year, investors who are subject to United States federal taxation would likely suffer materially adverse U.S. federal income tax consequences.

We generally will be a “passive foreign investment company” under the meaning of Section 1297 of the U.S. Internal Revenue Code of 1986, as amended (the “Code”), (a “PFIC”) if (a) 75% or more of our gross income is “passive income” (generally, dividends, interest, rents, royalties, and gains from the disposition of assets producing passive income) in any taxable year, or (b) if at least 50% or more of the quarterly average value of our assets produce, or are held for the production of, passive income in any taxable year. We have determined that we have not been a PFIC for the three taxable years ended December 31, 2017. If we are a PFIC for any taxable year during which a U.S. person holds our Common Shares, it would likely result in materially adverse U.S. federal income tax consequences for such U.S. person, including, but not limited to, any gain from the sale of our Common Shares would be taxed as ordinary income, as opposed to capital gain, and such gain and certain distributions on our Common Shares would be subject to an interest charge, except in certain circumstances. It may be possible for U.S. persons to fully or partially mitigate such tax consequences by making a “qualifying electing fund election,” as defined in the Code (a “QEF Election”), but there is no assurance that we will provide such persons with the information that we are required to provide to them in order to assist them in making a QEF Election.  In addition, U.S. persons that hold Common Shares issuable upon exercise of warrants are generally not eligible to make certain elections available under the Code that are intended to mitigate the adverse tax consequences of PFIC rules with respect to such warrant shares unless such holders also elect to make a deemed taxable sale of their warrant shares. The PFIC rules are extremely complex and investors are urged to consult their own tax advisers to assess the implications of these rules as applicable to their own facts and circumstances.

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

The concentration of the Common Shares ownership with insiders, as well as director nomination rights held by the largest shareholder, will likely limit the ability of the other shareholders to influence corporate matters.

As of December 31, 2017, executive officers, directors, five percent or greater shareholders, and their respective affiliated entities of the Arbutus beneficially own, in the aggregate, approximately ~53% of Arbutus' outstanding Common Shares. As a result, these shareholders, acting together, have significant influence over most matters that require approval by Arbutus' shareholders, including the election of directors and approval of significant corporate transactions. Corporate actions might be taken even if other shareholders oppose them. This concentration of ownership might also have the effect of delaying or preventing a corporate transaction that other shareholders may view as beneficial.

Further, on October 16, 2017 and January 12, 2018, respectively, Arbutus completed an issuance and sale to Roivant Sciences Ltd. of two tranches of series A participating convertible preferred shares in the capital of Arbutus, for an aggregate of 1,164,000 preferred shares. The preferred shares do not have voting rights prior to conversion (except as required by applicable law). The preferred shares plus an amount equal to 8.75% per annum, compounded annually, will initially be convertible into 22,833,922 Common Shares of Arbutus, no par value, which conversion will occur mandatorily four years after issuance. Assuming conversion of all of the preferred shares held by Roivant, Roivant will hold 38,847,462, or, without further dilution, 49.9% of the outstanding Common Shares in the capital of Arbutus (based on the total number of issued and outstanding Common Shares as at March 31, 2017, but assuming only the conversion of all of the preferred shares into Common Shares). The ownership by Roivant of these preferred shares and underlying Common Shares will likely further limit the ability of the other shareholders to influence corporate matters.

In addition, at the special meeting of Arbutus’ shareholders held on January 11, 2018, the shareholders approved amendments to Arbutus’ Articles such that Roivant has the right to nominate a certain number of directors to the board of directors of Arbutus, which right will terminate upon the earlier of (i) October 16, 2019 and (ii) when Roivant no longer meets certain beneficial ownership thresholds. With respect to the beneficial ownership thresholds, for so long as Roivant has beneficial ownership or exercises control or direction over not less than (i) 30% of the issued and outstanding Common Shares, Roivant has the right to nominate three individuals for election to the board of directors of Arbutus, one of whom must be “independent” within the meaning of applicable law and the rules and regulations of The Nasdaq Stock Market LLC, not including the rules related to the independence of audit committee members; (ii) 20% of the issued and outstanding Common Shares, Roivant has the right to nominate two individuals for election to the board of directors of Arbutus; and (iii) 10% of the issued and outstanding Common Shares, Roivant has the right to nominate one individual for election to the board of directors of Arbutus. For so long as Roivant has the right to nominate one or more directors to Arbutus’ board of directors, the total number of directors of Arbutus will not, without the prior written consent of Roivant, be permitted to exceed seven directors, the majority of whom must be “independent”.

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

Item 2. Properties

Our head office and principal place of business is currently located at 100-8900 Glenlyon Parkway, Burnaby, British Columbia, Canada, V5J 5J8. The Company leases a 51,000 square foot facility under an agreement that expires on July 31, 2019, but we have the option to extend the lease to 2024, 2029, and 2034.

Our U.S. Office is located at 701 Veterans Circle, Warminster, Pennsylvania, 18974 in approximately 35,000 square feet of leased lab facilities and office space. We believe that the total space available to us under our current lease will meet our needs for the foreseeable future and that additional space would be available to us on commercially reasonable terms if required.

As part of our reorganization (see Item 1. Business) we expect to move our principal place of business to Warminster, PA and close the Burnaby, BC site.

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

On January 10, 2017, we filed an application seeking an order to enjoin Acuitas from entering into any further agreements purporting to sublicense Arbutus' technology from the date of the order to the date of trial or further order from the court. Acuitas filed a response to Arbutus' application and the matter was the subject of a hearing on January 26, 2017, which resulted in the Supreme Court of British Columbia granting a pre-trial injunction against Acuitas. Under the terms of the pre-clinical trial injunction, Acuitas was prevented from entering into any new agreements which include sublicensing of Arbutus’ LNP. On March 7, 2017, Acuitas appealed the injunction decision and on April 3, 2017, the appeal was denied. On September 29, 2017, the injunction order was extended by consent to March 2, 2018. On February 21, 2018, the contractual issues concerning the cross-license agreement (excluding the claims for damages) were settled out of court, resulting in the termination of Acuitas’ rights to further use or sublicense our LNP technology, making permanent the effect of the Court’s prior injunction. We have now consolidated our LNP intellectual property estate, which is the most clinically validated delivery technology suitable for RNAi, mRNA therapeutics, and gene editing applications. The settlement stipulates that the four non-exclusive viral vaccine sublicenses previously granted to Moderna are the only sublicenses to survive. These four sublicenses, previously granted by Acuitas to Moderna under the pre-April 15, 2010 LNP patent families are each limited to a specific viral target. Moderna has no other rights to Arbutus’ broad suite of LNP intellectual property. No other sublicenses of Arbutus technology were provided to third parties by Acuitas and accordingly, no other sublicenses of Arbutus technology by Acuitas survived the settlement. This milestone further establishes us as the owner and only source of an industry-leading LNP delivery technology with the ability to develop a full range of nucleic acid-based applications.

University of British Columbia (UBC)

Certain early work on liposomal delivery systems and related inventions was undertaken at Inex Pharmaceuticals Inc. and assigned to UBC. These inventions are licensed to us by UBC under a license agreement initially entered into in 1998 and subsequently amended in 2001, 2006 and 2007. We have granted sublicenses to these inventions to Alnylam.  Alnylam has in turn sublicensed these inventions back to us for discovery, development and commercialization of RNAi products.

On November 10, 2014, the University of British Columbia filed a demand for arbitration against Arbutus Biopharma Corp., BCICAC File No.: DCA-1623. We received UBC’s Statement of Claims on January 16, 2015. In its Statement of Claims, UBC alleges that it is entitled to $3.5 million in allegedly unpaid royalties based on publicly available information, and an unspecified amount based on non-public information. UBC also seeks interest and costs, including legal fees. Arbutus filed its Statement of Defense to UBC’s Statement of Claims on April 27, 2015, denying that UBC is entitled to any unpaid royalties. Arbutus also filed a Counterclaim involving a patent application that Arbutus alleges UBC wrongly licensed to a third party rather than to Arbutus. Arbutus seeks any license payments for said application, and an exclusive worldwide license to said application. The proceeding has been bifurcated into phases, beginning with a liability phase, addressing UBC’s Claims and Arbutus’ Counterclaim, that took place June 2017. The arbitrator determined in the first phase which agreements are sublicense agreements within UBC's claim, and which are not. No finding was made as to whether any licensing fees are due to UBC under these agreements; this will be the subject of the second phase of arbitration. The arbitrator also held that the patent application that is the subject of the Counterclaim was not required to be licensed to Arbutus. A schedule for the remaining phases has not yet been set.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common shares trade on the Nsdaq Global Market under the symbol "ABUS" following our Company name change to Arbutus Biopharma Corporation on July 31, 2015. From November 15, 2010 to July 31, 2015 our common shares traded on the NASDAQ Global Market under the symbol “TKMR”. Our common shares previously traded on the Toronto Stock Exchange (TSX) in Canada under the symbol “TKM”. We voluntarily delisted from the TSX on March 3, 2015. As at March 6, 2018, there were 105 registered holders of common shares and 55,070,037 common shares issued and outstanding.

The following table shows the high and low intraday trading prices of our common shares on the Nasdaq Global Market periods listed:

	Nasdaq High (US$)	Nasdaq Low (US$)
Year Ended:
December 31, 2017	$8.25	$2.35
December 31, 2016	$5.48	$2.35
Quarter Ended:
December 31, 2017	$8.25	$4.30
September 30, 2017	$7.85	$3.40
June 30, 2017	$3.85	$2.95
March 31, 2017	$3.49	$2.35
December 31, 2016	$3.56	$2.35
September 30, 2016	$4.49	$3.36
June 30, 2016	$5.48	$3.09
March 31, 2016	$4.71	$2.72
Month Ended:
February 28, 2018	$5.95	$4.85
January 31, 2018	$5.90	$4.90

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

The following graph compares the cumulative shareholder return on an investment of US$100 in the Common Shares of the Company on the Nasdaq from December 31, 2012, with a cumulative total shareholder return on the Nasdaq Composite and Nasdaq Biotechnology Indices.

 Geographic Breakdown of Shareholders

 As of March 6, 2018, our shareholder register indicates that our common shares are held as follows:

Location	Number of Shares	Percentage of Total Shares	Number of Registered Shareholders of Record
Canada	16,379,874	29.7%	85
United States	22,675,939	41.2%	16
Other	16,014,224	29.1%	4
Total	55,070,037	100%	105

As of March 6, 2018 we also have 1,164,000 preferred shares issued and outstanding. These shares are held by Roivant Sciences Ltd, a company registered in Bermuda. These shares are convertible to 22,589,601 common shares on October 18, 2021. Based on the number of shares outstanding as at March 6, 2018, upon conversion to common shares on October 18, 2021, Roivant would own 49.9% of the common shares of the Company. The preferred shares are not voting. See notes to the Financial Statements for further information on the preferred shares.

Our securities are recorded in registered form on the books of our transfer agent, CST Trust Company, located at 1600-1066 West Hastings Street, Vancouver, BC, V6E 3X1. However, the majority of such shares are registered in the name of intermediaries such as brokerage houses and clearing houses (on behalf of their respective brokerage clients). We are permitted, upon request to our transfer agent, to obtain a list of our beneficial shareholders who do not object to their identities being disclosed to us. We are not permitted to obtain from our transfer agent a list of our shareholders who have objected to their identities being disclosed to us.

 Shares registered in intermediaries were assumed to be held by residents of the same country in which the clearing house was located.

 Dividends

We have not declared or paid any dividends on our common or preferred shares since the date of our incorporation.  We intend to retain our earnings, if any, to finance the growth and development of our business and do not expect to pay dividends or to make any other distributions, other than the coupon attached to the preferred shares, in the near future.  Our board of directors will review this policy from time to time having regard to our financing requirements, financial condition and other factors considered to be relevant.

Item 6. Selected Financial Data

The following table presents selected financial data derived from Arbutus' audited consolidated financial statements for each of the five years for the period ending December 31. You should read this information in conjunction with our financial statements for the periods presented, as well as Item 1 “ Business ” and Item 7 “ Management’s Discussion and Analysis of Financial Condition and Results of Operations ” included elsewhere in this Annual Report.  Historical results are not necessarily indicative of future results.

Summary Financial Information
Under U.S. GAAP (in thousands of US dollars, except number of shares and per share amounts)

	Year Ended December 31,
	2017	2016	2015	2014	2013
	$	$	$	$	$
Operating Data
Revenue	10,700	1,491	23,276	15,465	14,105
Expenses	121,630	493,130	127,195	27,617	27,050
Loss from operations	(110,930)	(491,639)	(103,919)	(12,152)	(12,945)
Net income (loss)	(84,413)	(384,164)	(78,903)	(147,063)	29,611
Net loss attributable to common shares	(85,324)	—	—	—	—
Weighted average number of common shares—basic	54,723,272	53,074,401	45,462,324	15,303,000	13,728,000
Weighted average number of common shares—diluted	54,723,272	53,074,401	45,462,324	15,303,000	14,321,000
Income (loss) per common share—basic	(1.56)	(7.24)	(1.38)	(0.92)	2.16
Income (loss) per common share—diluted	(1.56)	(7.24)	(1.38)	(0.92)	2.07
Balance Sheet Data
Total current assets	129,366	132,564	116,418	70,343	51,243
Total assets	237,161	275,919	118,178	71,716	52,595
Total current liabilities	14,627	10,585	20,206	12,522	10,954
Total long-term liabilities	40,061	62,329	9,937	—	722
Share capital	968,728	903,936	316,212	242,045	206,572
Total stockholders’ equity	182,473	203,005	88,035	59,194	40,919
Number of preferred shares outstanding	500,000	—	—	—	—
Number of common shares outstanding	55,060,650	54,841,494	22,438,169	19,049,000	14,305,356

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Arbutus is a publicly traded (Nasdaq Global Market: ABUS) therapeutic solutions company dedicated to discovering, developing and commercializing a cure for patients suffering from chronic HBV infection. To pursue our strategy of developing a curative combination regimen, we have assembled an HBV pipeline consisting of multiple drug candidates with complementary mechanisms of action. HBV represents a significant unmet medical need and is the cause of the most common serious liver infection in the world. The World Health Organization estimates that 257 million people worldwide are chronically infected, and other estimates suggest this could include approximately 2 million people in the United States. Given the complex biology of HBV, we believe combination therapies are the key to HBV treatment and a potential cure, and development can be accelerated when multiple components of a combination therapy regimen are controlled by the same company.

Arbutus’ head office and principal place of business is currently located at 100-8900 Glenlyon Parkway, Burnaby, British Columbia, Canada, V5J 5J8. This facility includes 51,000 square feet of combined research and development laboratory and office space. Our primary U.S. site is located at 701 Veterans Circle, Warminster, Pennsylvania, USA, 18974. This facility includes 35,000 square feet of combined research and development laboratory and office space. As part of our reorganization, we expect to move our principal place of business to Warminster, PA and close the Burnaby, BC site.

We continued the development of our lead clinical candidate ARB-1467 in 2017. We announced Phase II data demonstrating significant reductions in serum HBsAg, including step-wise, additive reductions with each subsequent dose of ARB-1467, proving both its safety and efficacy in patients. These data are the first of their kind for an RNAi product candidate in chronic HBV patients. We advanced ARB-1467 into the first drug combination study with HBV standard or care therapies for deeper reductions in HBsAg and HBV DNA in patients, which are the endpoints accepted as an HBV cure.

Our first-generation capsid inhibitor AB-423 entered into healthy volunteer clinical studies in 2017 and initiated Investigational New Drug (IND)-enabling studies on a next generation capsid inhibitor AB-506 as well as a novel HBV RNA Destabilizer AB-452 (formerly known as our oral HBsAg inhibitor program) for potential clinical advancement in 2018.

We continued a number of research programs aimed at discovery and development of novel HBV candidates with different and complementary mechanisms of action. We have designed a number of highly potent HBV-targeting RNAi payloads for use with our proprietary GalNAc conjugate platform to enable subcutaneous delivery and have ongoing discovery efforts focused on cccDNA targeting and checkpoint inhibition.

We presented clinical and preclinical data from our proprietary HBV assets in 2017.

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

The revenue that we recognize is a critical accounting estimate because of the volume and nature of the revenues we receive.  Some of the research, development and licensing agreements that we have entered into contain multiple revenue elements that are to be recognized for accounting in accordance with our revenue recognition policy.  We need to make estimates as to what period the services will be delivered with respect to up-front licensing fees and milestone payments received because these payments are deferred and amortized into income over the estimated period of our ongoing involvement.  The actual period of our ongoing involvement may differ from the estimated period determined at the time the payment is initially received and recorded as deferred revenue.  This may result in a different amount of revenue that should have been recorded in the period and a longer or shorter period of revenue amortization. When an estimated period changes we amortize the remaining deferred revenue over the estimated remaining time to completion.  The rate at which we recognize revenue from payments received for services to be provided under research and development agreements depends on our estimate of work completed to date and total work to be provided. The actual total services provided to earn such payments may differ from our estimates. Refer to Note 2 to our consolidated financial statements for our analysis of the impact of the adoption of ASC 606 - Revenue from Contracts with Customers, effective January 1, 2018.

Our revenue for 2017 was $10.7 million (2016 - $1.5 million, 2015 - $23.3 million). Our deferred revenue balance at December 31, 2017 was $2.7 million (December 31, 2016 - nil).

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

We recorded stock-based compensation expense for our equity-classified awards in 2017 of $14.9 million (2016 of $38.2 million, 2015 - $22.1 million) which includes compensation expense related to the expiration of repurchase rights on certain shares held by the founders of Arbutus Inc. of $8.0 million (2016 - $32.0 million) - refer to Note 2 to our consolidated financial statements.

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

During the year ended December 31, 2017, we recorded a total net impairment charge of $23.9 million (impairment charge of $40.8 million less a corresponding income tax benefit of $16.9 million) against our identified intangible assets for the discontinuance of STING agonists, which represented the entire remaining acquired Immune Modulator drug class.

We perform our annual impairment analysis at December 31st each year. Effective October 1, 2017, we early adopted ASU 2017-04 and eliminated Step 2 from the goodwill impairment test, which required a hypothetical purchase price allocation, and permits a qualitative assessment to determine if a quantitative assessment (Step 1) is required. At December 31, 2017, we performed a qualitative assessment using factors including but not limited to: (a) macroeconomic conditions; (b) industry and market considerations; (c) cost factors; (d) overall financial performance; (e) other relevant entity-specific events; (f) events affecting a reporting unit; and (g) if applicable, a sustained decrease in share price in absolute terms and relative to peers. Based on our qualitative assessment, we concluded that as at December 31, 2017, it was not more likely than not that the fair value of the Company`s single reporting unit was less than its carrying amount; therefore, a quantitative assessment was not necessary.

Fair value determinations require considerable judgment and are sensitive to changes in underlying assumptions and factors, and any key assumptions in the cash flow projections are interdependent on each other. A change in any one or combination of these assumptions could impact the estimated fair value of the reporting unit. Although we believe our assumptions are reasonable, the significant level of judgment needed to determine our assumptions, the uncertainty inherent in these assumptions and the extended time frame over which we are required to make our estimates, increases the risk that actual results will vary significantly. Given the dependency of our cash flow models on the successful development, production and sale of products from our existing programs, if any significant programs are unsuccessful then, excluding other possible changes in our forecasts, our estimated future cash flows will be reduced and such reduction may be significant enough to result in an impairment of the carrying value of our intangible assets. The outcome of our programs are subject to a variety of risks, including but not limited to, technological risk associated with IPR&D assets, dependency on regulatory approval and competitive, legal and other regulatory forces. See the "Risk Factors" in this annual report on Form 10-K for additional risk factors.

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

(in millions $ except per share data) – unaudited

	Q4 2017	Q3 2017	Q2 2017	Q1 2017	Q4 2016	Q3 2016	Q2 2016	Q1 2016
Total revenue	2.5	6.9	1.0	0.2	(0.2)	0.8	0.3	0.6
Expenses	(62.8)	(19.8)	(20.5)	(18.5)	(257.2)	(19.7)	(195.6)	(20.6)
Other income (losses)	—	1.3	1.2	(0.3)	(1.4)	(0.6)	0.4	4.1
Loss before income taxes	(60.3)	(11.6)	(18.3)	(18.6)	(258.8)	(19.5)	(194.9)	(15.9)
Income tax benefit	24.3	—	—	—	40.1	—	64.9	—
Net loss	(36.0)	(11.6)	(18.3)	(18.6)	(218.7)	(19.5)	(130.0)	(15.9)
Basic and diluted net loss per common share	$(0.67)	$(0.21)	$(0.33)	$(0.34)	$(4.05)	$(0.37)	$(2.47)	$(0.31)

Quarterly Trends

Revenue / Our revenue is derived from research and development collaborations and contracts, licensing fees, milestone and royalty payments.

In March 2017, we signed a License Agreement with Alexion that granted them exclusive use of our proprietary lipid nanoparticle ("LNP") technology in one of Alexion's rare disease programs. Under the terms of the license agreement, we received a $7.5 million non-refundable upfront payment in April 2017, which was recognized over the expected period we provide services to Alexion. In Q3 2017, we received notice of termination from Alexion for our LNP license agreement, and completed close out procedures. The termination was driven by a strategic review of Alexion's business and research and development portfolio, which included a decision to discontinue development of mRNA therapeutics. As such, we recorded the remaining deferred revenue of $6.7 million for the non-refundable upfront payment, as well as revenue for any work done related to closeout procedures.

On October 16, 2017, the Company entered into a license agreement with Gritstone that entitles Gritstone to research, develop, manufacture and commercialize products with our LNP technology.  The total potential payments under this arrangement include upfront, development and commercial milestone payments and royalty payments on future product sales. During Q4 2017, we recorded $2.5 million in revenue under this arrangement.

Expenses / Expenses consist primarily of clinical and pre-clinical trial expenses, personnel expenses, consulting and third party expenses, reimbursable collaboration expenses, consumables and materials, patent filing expenses, facilities, stock-based compensation and general corporate costs. Impairment of intangible assets and goodwill is also included in operating expenses.

Since Q1 2016, we have incurred significant R&D expense related to our HBV programs, including initiation of our ARB-1467 in Phase 2 clinical trials, and incurred costs since Q4 2016 to advance our AB-423 to Phase 1 clinical trials. In Q2 and Q3 2017, we also incurred costs related to our recently nominated product candidates: a second capsid inhibitor (AB-506) and a HBV RNA destabilizer (AB-452, formerly known as our oral surface antigen (HBsAg) inhibitor program). In Q4 2017, we continued a number of research programs aimed at discovery and development of novel HBV candidates with different and complementary mechanisms of action, prepared for the initiation of combination studies for ARB-1467 and incurred R&D expense related to services provided to Gritstone.

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

In Q4 2017, we recorded an impairment charge of $40.8 million (before deferred tax) for the discontinuance of our STING agonist program, which represented the entire remaining acquired Immune Modulator drug class.

Following the merger with Arbutus Inc. in March 2015, we have recorded non-cash compensation expense of $56.9 million related to the expiry of repurchase rights on shares issued as part of the consideration paid for the merger with Arbutus Inc. - see "Results of Operations". The final tranche of repurchase rights expired in Q3 2017 so no further expense will be recorded.

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

We have recorded foreign exchange gains and losses over the past eight quarters, largely related to Canadian dollar cash and investment holdings and fluctuations in the U.S./Canadian dollar exchange rate. We expect to record future foreign exchange gains and losses, on translation from the Canadian dollar, to the U.S. dollar, as the functional currency for the company changed to the U.S. dollar effective January 1, 2016. This change in functional currency results in a smaller proportion of our cash and investments being held in a foreign currency and therefore reduces the level of gains and losses we expect to record in this respect compared to periods prior to January 1, 2016.

Income tax benefit / Income tax benefit primarily relates to the decrease in deferred tax liability associated with the impairment charge recorded on acquired intangible assets. In Q2 2016 and in Q4 2016, we recorded $64.8 million and $40.1 million in income tax benefit associated with the impairment charges described above. In Q4 2017, we recorded a total of $24.3 million of income tax benefit, which consists of $16.9 million related to the impairment charge and a $7.4 million benefit on our remaining intangible assets due to a reduction in US federal taxes - see Note 8 of our consolidated financial statements.

Net loss / Fluctuations in our net loss are explained by changes in revenue, expenses, other income (losses) and income tax as discussed above.

Fourth quarter of 2017 / Our Q4 2017 net loss was $37 million ($0.67 basic and diluted loss per common share) as compared to a net loss of $218.7 million ($4.05 basic and diluted per common share) for Q4 2016.

Revenue in Q4 2017 was related to the earned portion of the upfront payment received from our license agreement with Gritstone.

Research, development, collaborations and contracts expenses remained consistent at $17.8 million in Q4 2017 as compared to $17.2 million in Q4 2016. In Q4 2017, we incurred expenses related to our HBV programs as we continue to move candidates through clinical trials. In Q4 2017, we continued a number of research programs aimed at discovery and development of novel HBV candidates with different and complementary mechanisms of action, and incurred R&D expense related to our services provided to Gritstone. In Q4 2017, we recorded an impairment charge of $40.8 million related to our intangible assets (before deferred tax) as we discontinued our STING agonist program, which represented the entire remaining acquired Immune Modulator drug class.

RESULTS OF OPERATIONS

The following summarizes the results of our operations for the 2017, 2016, and 2015 fiscal years, in millions except per share data:

	2017	2016	2015
Total revenue	$10.7	$1.5	$23.3
Operating expenses	121.6	493.1	127.2
Loss from operations	(110.9)	(491.6)	(103.9)
Net loss	(84.4)	(384.2)	(62.7)
Net loss attributable to common shares	(85.3)	(384.2)	(62.7)
Basic loss per common share	(1.56)	(7.24)	(1.38)
Diluted loss per common share	(1.56)	(7.24)	(1.38)
Total assets	237.2	275.9	712.3
Total liabilities	54.7	72.9	164.6
Total non-current liabilities	40.1	62.3	154.0
Deficit	(738.1)	(652.7)	(267.0)
Accumulated other comprehensive loss	(48.2)	(48.2)	(49.8)
Total stockholders’ equity	$182.5	$203.0	$547.7

Year ended December 31, 2017 compared to the year ended December 31, 2016

For the fiscal year ended December 31, 2017, our net loss was $84.4 million ($1.56 basic and diluted loss per common share) as compared to a net loss of $384.2 million ($7.24 basic and diluted loss per common share) for 2016.

Revenue / Revenue is summarized in the following table, in millions:

	2017	% of Total	2016	% of Total
Collaborations and contracts
Alexion	$8.0	75%	$—	—%
Gritstone	2.5	23%	—	—%
Dicerna	—	—%	1.3	87%
Other milestone and royalty payments	0.2	2%	0.2	13%
Total revenue	$10.7		$1.5

Revenue contracts are described in more detail in "Item 1. Business".

Alexion revenue

In March 2017, we signed a License Agreement with Alexion that granted them exclusive use of our proprietary lipid nanoparticle (LNP) technology in one of Alexion's rare disease programs. In July 2017, we received notice of termination from Alexion for our LNP license agreement. The termination was driven by a strategic review of Alexion's business and research and development portfolio, which included a decision to discontinue development of mRNA therapeutics. Revenue recorded for the year-ended December 31, 2017 included the upfront license payment, as well as services provided to Alexion related to technology development, manufacturing and regulatory support for the advancement of Alexion's mRNA product candidate.

Gritstone revenue

On October 16, 2017, we entered into a license agreement with Gritstone that entitles Gritstone to research, develop, manufacture and commercialize products with the Company’s LNP technology.  In October 2017, we received the upfront license payment, and are eligible to receive further potential payments for development and commercial milestone payments and royalty payments on future product sales. Revenue recognized for the year-ended December 31, 2017 relates to the earned portion of the upfront license fee, as well as services provided to Gritstone.

Dicerna revenue

In November 2014, we signed a License Agreement and a Development and Supply Agreement with Dicerna for the use of our proprietary delivery technology and related technology intended to develop, manufacture, and commercialize products related to the treatment of PH1. In September 2016, Dicerna announced the discontinuation of their DCR-PH1 program using the Company's technology. As such, we revised the estimated completion date of performance period to September 30, 2016, at which time we had no further remaining performance obligations, and recognized the remaining deferred upfront license payment.

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

Expenses / Expenses are summarized in the following table, in millions:

	2017	% of Total	2016	% of Total
Research, development, collaborations and contracts	$62.7	52%	$61.3	12%
General and administrative	16.1	13%	39.4	8%
Depreciation	2.0	2%	1.1	—%
Impairment of intangible assets	40.8	33%	$253.2	51%
Impairment of goodwill	—	—%	$138.2	29%
Total operating expenses	$121.6		$493.1

Research, development, collaborations and contracts

Research, development, collaborations and contracts expenses consist primarily of clinical and pre-clinical trial expenses, personnel expenses, consulting and third party expenses, consumables and materials, as well as a portion of stock-based compensation and general overhead costs.

R&D expenses remained consistent during 2017 and 2016. In all periods presented, our R&D expense relates primarily to our HBV programs. During 2017, we initiated a Phase 1 clinical trial for AB-423 and incurred clinical costs as we continued our trials for ARB-1467, as well as costs for IND enabling studies for our recent candidate nominations, a second capsid inhibitor (AB-506) and a HBV RNA destabilizer (AB-452, formerly known as our oral surface antigen (HBsAg) inhibitor program). We also continued a number of research programs aimed at discovery and development of novel HBV candidates with different and complementary mechanisms of action, as well as incurred R&D expense related to our services provided to Alexion and Gritstone.

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

General and administrative

General and administrative expenses decreased in 2017 compared to 2016 due to a decrease in non-cash compensation expense related to the expiry of repurchase rights effective Q2 2016 related to the departure of two of the four former Arbutus Inc. founders in June 2016. As a result of this change, our quarterly non-cash compensation general and administrative expense decreased to $1.5 million per quarter. The repurchase right provisions for the other two Arbutus Inc. founders expired in Q3 2017, and no further compensation expense was incurred thereafter. We recorded a total of $4.0 million in non-cash G&A compensation expense for the year-ended December 31, 2017, as compared to a total of $26.0 million for the year-ended December 31, 2016. See the 2016 compared to 2015 discussion for further details.

Impairment of intangible assets and goodwill

During the year-ended December 31, 2017, the Company recorded a total impairment charge of $40.8 million and a corresponding income tax benefit of $16.9 million against its identified intangible assets, for the discontinuance of our STING agonist program, which represented the entire remaining acquired Immune Modulators drug class.

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

On December 31, we performed our annual impairment analysis for goodwill. No impairment was recorded for goodwill for the year ended December 31, 2017. We recorded an impairment of $138.1 million for the year ended December 31, 2016 resulting from our reassessment of the discount rate used in our valuation models used to assess the carrying value of goodwill and intangible assets for impairment as a result of the sustained discrepancy between market capitalization, carrying values and fair values.

Other income (losses) / Other income (losses) are summarized in the following table, in millions:

	2017	2016
Interest income	$1.5	$1.4
Interest expense	(0.3)	—
Foreign exchange gains	2.3	1.1
Gain on disposition of financial instrument	—	1.0
Decrease in fair value of warrant liability	—	0.5
Increase in fair value of contingent consideration	(1.4)	(1.6)
Total other income (losses)	$2.2	$2.4

Foreign exchange gains

We continue to incur substantial expenses and hold cash and investment balances in Canadian dollars, and as such, will remain subject to risks associated with foreign currency fluctuations. For the year ended December 31, 2017, we recorded a foreign exchange gain of $2.3 million, which is primarily an unrealized gain related to an appreciation in the value of our Canadian dollar funds, from the previous period, when converted to our functional currency of U.S. dollars.

Gain on disposition of financial instrument

On March 4, 2016, Monsanto exercised its option to acquire 100% of the outstanding shares of our wholly-owned subsidiary, PADCo, as described below and paid us an exercise fee of $1.0 million.

Decrease in fair value of warrant liability

On March 1, 2017, any remaining outstanding warrants expired.

Increase in fair value of contingent consideration

Contingent consideration is a liability assumed from our acquisition of Arbutus Inc. in March 2015. In general, increases in the fair value of the contingent consideration are related to the progress of our programs as they get closer to triggering contingent payments that are based on development milestones and commercial sales. The first milestone is payable upon the commencement of first HBV patient dosing in our AB-423 program.

Income tax benefit

For the year ended December 31, 2017, we recorded an income tax benefit of $24.3 million due to the decrease in deferred tax liability resulting from the impairment charge to intangible assets of $16.9 million, and the reduction in federal tax rates from the U.S. tax reform of $7.4 million on our remaining intangible assets.

Year ended December 31, 2016 compared to the year ended December 31, 2015

For the fiscal year ended December 31, 2016, our net loss was $384.2 million ($7.24 basic and diluted loss per common share) as compared to a net loss of $62.7 million ($1.38 basic and diluted loss per common share) for 2015.

Revenue / Revenue is summarized in the following table, in millions:

	2016	% of Total	2015	% of Total
Monsanto	—	—%	13.4	58%
Dicerna	1.3	87%	2.9	12%
DoD	$—	—%	$6.8	29%
Other milestone and royalty payments	0.2	13%	0.3	1%
Total revenue	$1.5		$23.3

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

Expenses / Expenses are summarized in the following table, in millions:

	2016	% of Total	2015	% of Total
Research, development, collaborations and contracts	$61.3	12%	$51.5	40%
General and administrative	39.4	8%	26.4	21%
Depreciation	1.1	—%	0.6	—%
Acquisition costs	—	—%	9.7	8%
Impairment of intangible assets	$253.2	51%	$39.0	31%
Impairment of goodwill	138.2	28%	—	—%
Total operating expenses	$493.1		$127.2

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

Acquisition costs

In 2015, we incurred $9.7 million in costs for professional fees related to completing the merger with Arbutus Inc. - see "Item 1. Business". This cost is specific to the merger with Arbutus Inc., and such costs are only incurred when a business combination occurs.

Impairment of intangible assets and goodwill

For the year ended December 31, 2016, we recorded a net impairment charge of $148.2 million on intangible assets ($253.2 million less deferred taxes of $105.0 million). $156.3 million was recorded in the second quarter for the discontinuance of the ARB-1598 program in the Immune Modulator drug class after extensive research and analysis, as well as a delay for additional exploration of the biology of the cccDNA Sterilizer drug class. A further $96.9 million was recorded in the fourth quarter as a result of a change in the estimated cost of capital and resulting discount rate used in our annual impairment assessment. This change in discount rate was made to address the sustained discrepancy between our market capitalization and the carrying value of our intangible assets. For the year-ended December 31, 2015, we recorded an impairment charge of $39.0 million, with an offsetting income tax benefit of $16.2 million based on our decision to discontinue our cyclophilin inhibitors program, OCB-030.

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

Other income (losses) / Other income (losses) are summarized in the following table, in millions:

	2016	2015
Interest income	$1.4	$0.7
Foreign exchange gains	1.1	21.8
Gain on disposition of financial instrument	1.0	—
Decrease in fair value of warrant liability	0.5	3.3
Increase in fair value of contingent consideration	$(1.6)	$(0.8)
Total other losses	$2.4	$25.0

 Foreign exchange gains

On January 1, 2016, our functional currency changed from the Canadian dollar to the U.S. dollar based on our analysis of changes in the primary economic environment in which we operate. We will continue to incur substantial expenses and hold cash and investment balances in Canadian dollars, and as such, will remain subject to risks associated with foreign currency fluctuations. For the year ended December 31, 2016, we recorded a foreign exchange gain of $1.1 million which is primarily an unrealized gain related to an appreciation in the value of our Canadian dollar funds from the previous period, when translated to our functional currency of U.S. dollars. For the year ended December 31, 2015, the foreign exchange gain of $21.8 million was related to the appreciation in value of our U.S. dollar funds from the previous period, when translated to our functional currency of Canadian dollars in that year.

Gain on disposition of financial instrument

On March 4, 2016, Monsanto exercised its option to acquire 100% of the outstanding shares of our wholly-owned subsidiary, PADCo, as described above and paid us an exercise fee of $1.0 million.

Decrease in fair value of warrant liability

In conjunction with equity and debt financing transactions in 2011 and 2012, we issued warrants to purchase our common share. We are accounting for the warrants under the authoritative guidance on accounting for derivative financial instruments indexed to, and potentially settled in, a company’s own stock, on the understanding that in compliance with applicable securities laws, the registered warrants require the issuance of registered securities upon exercise and do not sufficiently preclude an implied right to net cash settlement. At each balance sheet date, the warrants are revalued using the Black-Scholes model and the change in value is recorded in the consolidated statement of operations and comprehensive income (loss). In June 2016, the warrants from our 2011 debt financing expired and the fair value of unexercised warrants were recorded in decrease in fair value of warrant liability for the year ended December 31, 2016.

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

LIQUIDITY AND CAPITAL RESOURCES

The following table summarizes our cash flow activities for the periods indicated, in millions:

	Year ended December 31
	2017	2016	2015
Net loss for the year	$(84.4)	$(384.2)	$(62.7)
Adjustments to reconcile net loss to net cash used in operating activities	32.6	326.7	21.0
Changes in operating assets and liabilities	3.1	(0.5)	(14.6)
Net cash used in operating activities	(48.6)	(57.9)	(56.4)
Net cash provided by (used in) investing activities	27.8	(99.1)	7.7
Net cash provided by financing activities	49.3	12.6	143.9
Effect of foreign exchange rate changes on cash & cash equivalents	2.4	1.0	(0.6)
Net increase (decrease) in cash and cash equivalents	30.9	(143.4)	94.6
Cash and cash equivalents, beginning of year	23.4	166.8	72.2
Cash and cash equivalents, end of year	$54.3	$23.4	$166.8

At December 31, 2017, we had cash and cash equivalents of $54.3 million, short-term investments of $72.1 million, and restricted investments of $12.6 million, totaling $139.0 million as compared to cash, cash equivalents, short-term investments and restricted cash of $143.2 million at December 31, 2016.

Since our incorporation, we have financed our operations through the sales of shares, units, debt, revenues from research and development collaborations and licenses with corporate partners, interest income on funds available for investment, and government contracts, grants and tax credits.

Operating activities used $48.6 million in cash in 2017 as compared to $57.9 million used in 2016 and $56.4 million used in 2015. The decrease in cash used from operating activities was primarily due to the upfront license payments we received from Alexion and Gritstone during 2017. Significant non-cash items to reconcile net loss used by operating activities include impairment of intangible assets of $40.8 million, deferred income tax benefit of $24.3 million (comprised of $16.9 million corresponding to the impairment charge, and a $7.4 million recovery in deferred tax liability on remaining intangible asset balance sheet value related to reduced US federal taxes), and stock-based compensation.

Investing activities provided cash of $27.8 million in 2017 compared to cash used of $99.1 million in 2016 and cash provided of $7.7 million in 2015. Cash provided increased in 2017 due to short-term investments that matured during the year.

On March 25, 2015, we completed an underwritten public offering of 7,500,000 common shares, at a price of $20.25 per share, representing gross proceeds of $151.9 million, and net proceeds of $142.2 million. On December 27, 2016, we obtained a $12.0 million loan from Wells Fargo, secured by $12.6 million in restricted cash. The loan is due on December 27, 2019, and we are able to partially or wholly repay the borrowings at any time. We used these proceeds primarily to renovate leased laboratory and office space in Warminster, Pennsylvania where we have expanded our U.S. research and development activities.

On October 16, 2017, we closed the sale of 500,000 Series A participating convertible preferred shares ("Preferred Shares") to Roivant for gross proceeds of $50.0 million. A second tranche of $66.4 million for 664,000 Preferred Shares closed on January 12, 2018, following receipt of the approval of Arbutus' shareholders on January 11, 2018. We are using these proceeds to develop and advance product candidates through clinical trials, as well as for working capital and general corporate purposes.

Cash requirements / At December 31, 2017 we held an aggregate of $139.0 million in cash, comprised of $54.3 million in cash and cash equivalents, $72.1 million in short-term investments, and $12.6 million in restricted cash (investments) and subsequent to December 31, 2017 we received an additional $66.4 million in cash from the close of the second tranche of Preferred Shares. On a proforma basis, including the second tranche proceeds, our 2017 ending cash balance was $205.4 million. We believe we have sufficient cash resources for at least the next 12 months. In the future, substantial additional funds will be required to continue with the active development of our pipeline products and technologies. In particular, our funding needs may vary depending on a number of factors including:

•	the need for additional capital to fund future business development programs;

•	closure costs associated with our organizational restructuring and expected savings from gains in efficiency:

•	revenues earned from our existing licensing agreements, including milestone and royalty payments from Gritstone, Alnylam and Spectrum;

•	the extent to which we continue the development of our product candidates, add new product candidates to our pipeline, or form collaborative relationships to advance our products;

•	our decisions to in-license or acquire additional products or technology for development, in particular for our HBV programs;

•	our ability to attract and retain corporate partners, and their effectiveness in carrying out the development and ultimate commercialization of our product candidates;

•	extent of cash inflow from licensing our LNP technology and royalty entitlements;

•	whether batches of drugs that we manufacture fail to meet specifications resulting in delays and investigational and remanufacturing costs;

•	the decisions, and the timing of decisions, made by health regulatory agencies regarding our technology and products;

•	competing technological and market developments; and

•	costs associated with prosecuting and enforcing our patent claims and other intellectual property rights, including litigation and arbitration arising in the course of our business activities.

We will seek to obtain funding to maintain and advance our business from a variety of sources, including public or private equity or debt financing, collaborative arrangements with pharmaceutical companies and government grants and contracts. There can be no assurance that funding will be available at all or on acceptable terms to permit further development of our products, especially in light of the current difficult climate for investment in early stage biotechnology companies.

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

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

CONTRACTUAL OBLIGATIONS

Facility lease

On June 23, 2014, we signed an agreement to renew the lease for our Burnaby office and lab facility. The lease term is for five years, commencing August 1, 2014 with three additional renewal terms of five years each.

On August 9, 2016, we signed a new lease agreement effective November 1, 2016, subsequently amended to October 7, 2016, to enable moving our U.S. operations to 701 Veterans Circle, Warminster, Pennsylvania. The new location has approximately 35,000 square feet of laboratory facilities and office space. The lease expires on April 30, 2027. We also have the option of extending the lease for two further five-year terms.

Product development partnership with the Canadian Government

We entered into a Technology Partnerships Canada (TPC) agreement with the Canadian Federal Government on November 12, 1999.  Under this agreement, TPC agreed to fund 27% of our costs incurred prior to March 31, 2004, in the development of certain oligonucleotide product candidates up to a maximum contribution from TPC of $7.2 million (C$9.3 million).  As at December 31, 2017, a cumulative contribution of $3.0 million (C$3.7 million) had been received and we do not expect any further funding under this agreement.  In return for the funding provided by TPC, we agreed to pay royalties on the share of future licensing and product revenue, if any that is received by us on certain non-siRNA oligonucleotide product candidates covered by the funding under the agreement.  These royalties are payable until a certain cumulative payment amount is achieved or until a pre-specified date.  In addition, until a cumulative amount equal to the funding actually received under the agreement has been paid to TPC, we agreed to pay a 2.5% royalty on any royalties we receive for Marqibo.

In September 2013, we began to earn royalties on Marqibo and the cumulative amount paid or accrued up to December 31, 2017 was $0.02 million resulting in the contingent amount due to TPC being $2.9 million (C$3.7 million).

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

The regulatory, development and sales milestone payments have an estimated fair value of approximately $6.7 million as at the date of acquisition of Arbutus Inc. in March 2015, and have been treated as contingent consideration payable in the purchase price allocation. Contingent consideration is a financial liability, and measured at its fair value at each reporting period with any changes in fair value from the previous reporting period recorded in the statement of operations and comprehensive loss. For the period ended December 31, 2017, we performed an evaluation of the fair value of the contingent consideration using the probability weighted assessment of likelihood of milestone payments as described above. We determined the fair value of the contingent consideration has increased to $10.4 million. An increase in fair value of $1.4 million has been recorded in other losses in the statement of operations and comprehensive loss for the year ended December 31, 2017.

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

The following table summarizes our contractual obligations as at December 31, 2017:

(in millions)	Payments Due by Period
	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years
Contractual Obligations
Facility lease	$8.0	$1.6	$1.9	$1.4	$3.1
Loan payable	12.0	$—	$12.0	$—	$—
Total	$20.0	1.6	13.9	1.4	3.1

We in-license technology from a number of sources. Pursuant to these in-license agreements, we will be required to make additional payments if and when we achieve specified development, regulatory, financial and commercialization milestones. To the extent we are unable to reasonably predict the likelihood, timing or amount of such payments; we have excluded them from the table above. Our technology in-licenses are further described in "Item 1. Business".

We also have contracts and collaborative arrangements that require us to undertake certain research and development work as further explained elsewhere in this discussion. It is not practicable to estimate the amount of these obligations.

IMPACT OF INFLATION

Inflation has not had a material impact on our operations.

RELATED PARTY TRANSACTIONS

On October 16, 2017, we closed the sale of 500,000 Series A participating convertible preferred shares ("Preferred Shares") to Roivant for gross proceeds of $50.0 million. A second financing of $66.4 million for 664,000 Preferred Shares closed on January 12, 2018, following receipt of the approval by Arbutus' shareholders on January 11, 2018. The Preferred Shares are non-voting and are convertible into common shares at a conversion price of $7.13 per share (which represents a 15% premium to the closing price of $6.20 per share on October 16, 2017). The purchase price for the Preferred Shares plus an amount equal to 8.75% per annum, compounded annually, will be subject to mandatory conversion into common shares on October 18, 2021 (subject to limited exceptions in the event of certain fundamental corporate transactions relating to Arbutus’ capital structure or assets, which would permit earlier conversion at Roivant’s option).

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

We are currently negotiating a structure to jointly develop our LNP and GalNAc technologies with Roivant.

OUTSTANDING SHARE DATA

At March 6, 2018, we had 55,070,037 common shares issued and outstanding. In addition, we had outstanding 1,164,000 Series A participating convertible preferred shares outstanding, which will be mandatorily convertible into 22,589,601 common shares on October 18, 2021. Assuming the convertible preferred shares were converted as of March 6, 2018, we would have had 77,659,638 common shares outstanding at March 6, 2018.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Interest rate risk

We are exposed to market risk related to changes in interest rates, which could adversely affect the value of our interest rate sensitive assets and liabilities.  We do not hold any instruments for trading purposes and investment decisions are governed by a Board approved Investment Policy. As at December 31, 2017, we had cash and cash equivalents of $54.3 million and short-term and restricted investments of $84.7 million, as compared to $23.4 million of cash and cash equivalents and $119.7 million of short- and long-term investments as at December 31, 2016. We invest our cash reserves in high interest saving accounts and guaranteed investment certificates and term deposits with varying terms to maturity (not exceeding two years) issued by major banks, selected with regard to the expected timing of expenditures for continuing operations and prevailing interest rates.

The fair value of our cash investments as at December 31, 2017 is equal to the face value of those investments and the value reported in our balance sheet.  Due to the relatively short-term nature of the investments that we hold, we do not believe that the results of operations or cash flows would be affected to any significant degree by a sudden change in market interest rates relative to our investment portfolio.  Our debt instrument sensitive to changes in interest rate is our liability-classified stock options, with its fair value determined using the Black-Scholes model, which uses interest rate as an input. We have estimated the effects on our liability-classified stock options based on a one percentage point hypothetical adverse change in interest rates as of December 31, 2017 and 2016. We determined the hypothetical fair value using the same Black-Scholes model, and determined that an increase in the interest rates of one percentage point would have had an immaterial change to our liability-classified stock option awards as at December 31, 2017 and 2016.

Foreign currency exchange risk

In addition, we are exposed to market risk related to changes in foreign currency exchange rates. We have not entered into any agreements or purchased any instruments to hedge possible currency risks at this time.  We manage our exchange rate risk by using cash received in a currency to pay for expenses in that same currency, whenever possible. Our policy is to maintain US and Canadian dollar cash and investment balances based on long term forecasts of currency needs thereby creating a natural currency hedge. As of December 31, 2017 and 2016, an adverse change of one percentage point in the foreign currency exchange rates of Canadian to US dollars would have resulted in an incremental loss of $0.3 million and $0.4 million, respectively. We recorded foreign exchange gains of $2.3 million and $1.1 million for the fiscal years ended December 31, 2017 and 2016, respectively.

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

Item 8. Financial Statements and Supplementary Data

Report Of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of Arbutus Biopharma Corporation

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Arbutus Biopharma Corporation (the Company) as of December 31, 2017 and 2016, the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for each of the years in the three‑year period ended December 31, 2017, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 15, 2018 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB and in accordance with the ethical requirements that are relevant to our audit of the consolidated financial statements in Canada.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.
/s/ KPMG
Chartered Professional Accountants

We have served as the Company’s auditor since 2002.
Vancouver, Canada
March 15, 2018

Report Of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of Arbutus Biopharma Corporation

Opinion on Internal Control Over Financial Reporting

We have audited Arbutus Biopharma Corporation’s (the Company) internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2017 and 2016, the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2017, and the related notes (collectively, the consolidated financial statements), and our report dated March 15, 2018, expressed an unqualified opinion on those consolidated financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB and in accordance with the ethical requirements that are relevant to our audit of the financial statements in Canada.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
/s/ KPMG
Chartered Professional Accountants

Vancouver, Canada
March 15, 2018

ARBUTUS BIOPHARMA CORPORATION
Consolidated Balance Sheets
(Expressed in thousands of US Dollars, except share and per share amounts)
(Prepared in accordance with US GAAP)

	December 31, 2017	December 31, 2016
Assets
Current assets:
Cash and cash equivalents	$54,292	$23,413
Short-term investments (note 2)	72,060	107,146
Accounts receivable	402	273
Accrued revenue	128	128
Investment tax credits receivable	340	293
Prepaid expenses and other assets	2,144	1,311
Total current assets	129,366	132,564
Restricted investment (note 2)	12,601	12,601
Long-term investments	—	—
Property and equipment (note 5)	24,854	17,683
Less accumulated depreciation (note 5)	(12,671)	(10,738)
Property and equipment, net of accumulated depreciation (note 5)	12,183	6,945
Intangible assets (note 3)	58,647	99,445
Goodwill (note 3)	24,364	24,364
Total assets	$237,161	$275,919
Liabilities and stockholders' equity
Current liabilities:
Accounts payable and accrued liabilities (note 12)	$10,646	$9,910
Deferred revenue (note 4)	2,742	15
Liability-classified options (notes 2 and 6)	1,239	553
Warrants (notes 2 and 6)	—	107
Total current liabilities	14,627	10,585
Deferred revenue, net of current portion (note 4)	—	—
Deferred rent and inducements, long term	693	—
Loan payable (notes 2 and 9)	12,001	12,001
Contingent consideration (note 10)	10,424	9,065
Deferred tax liability (notes 3 and 8)	16,943	41,263
Total liabilities	54,688	72,914
Stockholders’ equity:
Preferred shares (note 6)
Authorized - 1,164,000 with no par value
Issued and outstanding: 500,000 (December 31, 2016 - nil)	49,780	—
Common shares (note 6)
Authorized - unlimited number with no par value
Issued and outstanding: 55,060,662 (December 31, 2016 - 54,841,494)	876,108	867,393
Additional paid-in capital	42,840	36,543
Deficit	(738,070)	(652,746)
Accumulated other comprehensive loss	(48,185)	(48,185)
Total stockholders' equity	182,473	203,005
Total liabilities and stockholders' equity	$237,161	$275,919

Nature of business and future operations (note 1)
Contingencies and commitments (note 10)
Subsequent events (note 14)
See accompanying notes to the consolidated financial statements.

ARBUTUS BIOPHARMA CORPORATION
Consolidated Statements of Operations and Comprehensive Loss
(Expressed in thousands of US Dollars, except share and per share amounts)
(Prepared in accordance with US GAAP)

	Year ended December 31,
	2017	2016	2015
Revenue (note 4)
Collaborations and contracts	$682	$229	$11,712
Licensing fees, milestone and royalty payments	10,018	1,262	11,564
Total revenue	10,700	1,491	23,276

Expenses
Research, development, collaborations and contracts	62,676	61,253	51,505
General and administrative	16,129	39,438	26,438
Depreciation of property and equipment	2,027	1,092	589
Acquisition costs (note 2)	—	—	9,656
Impairment of intangible assets (note 3)	40,798	253,197	39,007
Impairment of goodwill (note 3)	—	138,150	—
Total expenses	121,630	493,130	127,195

Loss from operations	(110,930)	(491,639)	(103,919)

Other income (losses)
Interest income	1,538	1,391	674
Interest expense	(261)	—	—
Foreign exchange gains	2,301	1,120	21,771
Gain on disposition of financial instrument (note 4)	—	1,000	—
Decrease (increase) in fair value of warrant liability (note 2)	(22)	530	3,341
Increase in fair value of contingent consideration (note 2)	(1,359)	(1,568)	(770)
Total other income (losses)	$2,197	$2,473	$25,016

Loss before income taxes	(108,733)	(489,166)	(78,903)

Deferred income tax recovery (notes 3 and 8)	24,320	105,002	16,185
Net loss	$(84,413)	$(384,164)	$(62,718)

Items applicable to preferred shares
Accrual of coupon on convertible preferred shares (note 6)	(911)	—	—

Net loss attributable to common shares	$(85,324)	$(384,164)	$(62,718)

Net loss attributable to common shareholders, per share
Basic	$(1.56)	$(7.24)	$(1.38)
Diluted	$(1.56)	$(7.24)	$(1.38)
Weighted average number of common shares
Basic	54,723,272	53,074,401	45,462,324
Diluted	54,723,272	53,074,401	45,462,324
Other Comprehensive loss
Cumulative translation adjustment	—	—	(25,872)
Comprehensive loss	$(84,413)	$(384,164)	$(88,590)

See accompanying notes to the consolidated financial statements.

ARBUTUS BIOPHARMA CORPORATION
Consolidated Statement of Stockholders’ Equity
(Expressed in thousands of US Dollars, except share and per share amounts)
(Prepared in accordance with US GAAP)

	Convertible Preferred Shares		Common Shares
	Number of Shares	Amount	Number of shares	Amount	Additional paid-in capital	Deficit	Accumulated other comprehensive loss	Total stockholders' equity
Balance, December 31, 2014	—	$—	22,438,169	$290,004	$26,208	$(205,864)	$(22,313)	$88,035

Stock-based compensation	—		—	16,687	5,406	—	—	22,093
Issuance of common shares pursuant to exercise of options	—		640,457	4,186	(2,535)	—	—	1,651
Issuance of common shares pursuant to exercise of warrants	—		18,750	371	—	—	—	371
Issuance of common shares in conjunction with the private offering, net of issuance costs of $4,085,000	—		7,500,000	142,177	—	—	—	142,177
Increase of equity instruments in conjunction with the acquisition of Arbutus Inc. (note 3)	—		23,973,315	380,815	1,127	—	—	381,942
Currency translation adjustment	—		—	—	—	—	(25,872)	(25,872)
Net loss	—		—	—	—	(62,718)	—	(62,718)
Balance at December 31, 2015	—	—	54,570,691	834,240	30,206	(268,582)	(48,185)	547,679

Stock-based compensation	—		—	31,986	6,176	—	—	38,162
Reclassification of equity to liability stock option awards	—		—	—	(3,243)	—	—	(3,243)
Certain fair value adjustments to liability stock option awards	—		—	—	3,621	—	—	3,621
Issuance of common shares pursuant to exercise of options	—		100,303	475	(217)	—	—	258
Issuance of common shares pursuant to exercise of warrants	—		170,500	692		—	—	692
Net loss	—		—	—	—	(384,164)	—	(384,164)
Balance at December 31, 2016	—		54,841,494	867,393	36,543	(652,746)	(48,185)	203,005

Issuance of Preferred Shares, net of issuance cost of $1,131,000	500,000	48,869						48,869
Accrual of coupon on Preferred Shares (note 6c)		911				(911)		—
Stock-based compensation			—	7,972	6,886	—	—	14,858
Certain fair value adjustments to liability stock option awards (notes 2 and 6)			—	—	(540)	—	—	(540)
Issuance of common shares pursuant to exercise of options			40,156	262	(49)	—	—	213
Issuance of common shares pursuant to exercise of warrants			179,000	481	—	—	—	481
Net loss			—	—	—	(84,413)	—	(84,413)
Balance at December 31, 2017	500,000	$49,780	55,060,650	$876,108	$42,840	$(738,070)	$(48,185)	$182,473

See accompanying notes to the consolidated financial statements.

ARBUTUS BIOPHARMA CORPORATION
Consolidated Statements of Cash Flows
(Expressed in thousands of US Dollars, except share and per share amounts)
(Prepared in accordance with US GAAP)

	Year ended December 31,
	2017	2016	2015
OPERATING ACTIVITIES
Net loss for the period	$(84,413)	$(384,164)	$(62,718)
Items not involving cash:
Deferred income taxes (notes 3 and 8)	(24,320)	(105,061)	(16,185)
Depreciation of property and equipment	2,027	1,092	589
Loss (gain) on sale of property and equipment	(3)	174	—
Stock-based compensation - research, development, collaborations and contract expenses	9,236	11,155	7,869
Stock-based compensation - general and administrative expenses	5,881	28,004	14,224
Unrealized foreign exchange gains	(2,374)	(1,003)	(21,966)
Change in fair value of warrant liability	22	(530)	(3,341)
Change in fair value of contingent consideration	1,359	1,568	770
Impairment of intangible assets (note 3)	40,798	253,197	39,007
Impairment of goodwill (note 3)	—	138,150	—
Net change in non-cash operating items:
Accounts receivable	(129)	735	628
Accrued revenue	—	—	349
Investment tax credits receivable	(47)	(47)	(188)
Prepaid expenses and other assets	(833)	(115)	159
Accounts payable and accrued liabilities	736	26	(2,489)
Deferred revenue	2,727	(1,066)	(13,090)
Deferred rent and inducements	693	—	—
Net cash used in operating activities	(48,640)	(57,885)	(56,382)

INVESTING ACTIVITIES
Disposition (acquisition) of investments	35,086	(82,551)	9,645
Acquisition of restricted investment (note 2)	—	(12,601)	—
Cash acquired through acquisition	—	—	324
Proceeds from sale of property and equipment	3	25	—
Acquisition of property and equipment	(7,264)	(3,996)	(2,287)
Net cash provided by (used in) investing activities	27,825	(99,123)	7,682

FINANCING ACTIVITIES
Proceeds from loan payable (notes 2 and 8)	—	12,001	—
Proceeds from issuance of common shares, net of issuance costs	—	—	142,177
Proceeds from sale of Preferred Shares, net of issuance costs	48,869	—	—
Issuance of common shares pursuant to exercise of options	100	192	1,651
Issuance of common shares pursuant to exercise of warrants	353	445	42
Net cash provided by financing activities	49,322	12,638	143,870

Effect of foreign currency rate changes on cash and cash equivalents	2,372	1,004	(578)

Increase in cash and cash equivalents	30,879	(143,366)	94,592
Cash and cash equivalents, beginning of period	23,413	166,779	72,187
Cash and cash equivalents, end of period	$54,292	$23,413	$166,779

Supplemental cash flow information
Acquisition of property and equipment not yet paid	—	1,057	—
Investment tax credits received	$108	$—	$24
Acquisition of Arbutus Inc. net of cash acquired	$—	$—	$381,618

See accompanying notes to the consolidated financial statements.

ARBUTUS BIOPHARMA CORPORATION

Notes to Consolidated Financial Statements
(Tabular amounts in thousands of US Dollars, except share and per share amounts)

1. Nature of business and future operations

Arbutus Biopharma Corporation (the “Company” or “Arbutus”) is a biopharmaceutical business dedicated to discovering, developing, and commercializing a cure for patients suffering from chronic hepatitis B infection, a disease of the liver caused by the hepatitis B virus (“HBV”). To pursue our strategy of developing a curative combination regimen, we have assembled an HBV pipeline consisting of multiple drug candidates with differing and complementary mechanisms of action (MOA).

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

The Company has two wholly-owned subsidiaries as at December 31, 2017: Arbutus Biopharma, Inc. (Arbutus Inc. formerly OnCore Biopharma, Inc.) and Protiva Biotherapeutics Inc. ("Protiva"). Protiva was acquired on May 30, 2008. Arbutus Inc. was acquired by way of a Merger Agreement on March 4, 2015. On January 1, 2018, Protiva was amalgamated with Arbutus Biopharma Corporation.
In addition to Arbutus Inc. and Protiva, the Company's former wholly-owned subsidiary, Protiva Agricultural Development Company Inc. ("PADCo"), was previously recorded by the Company using the equity method. On March 4, 2016, Monsanto exercised its option to acquire 100% of the outstanding shares of PADCo, as described in note 4(d).
These consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Arbutus Inc. and Protiva. All intercompany transactions and balances have been eliminated on consolidation.

Recast of Comparative Financial Statements

Certain comparative figures in the Statements of Operations and Comprehensive Loss, Stockholders' Equity, and Cash Flows have been recast to decrease revenues and decrease cumulative translation loss adjustment by $1,597,000, due to translation adjustments from the Company's Canadian dollar functional currency to the U.S. dollar reporting currency for the year-ended December 31, 2015. The cumulative effect of the adjustment has been reflected in the Consolidated Balance Sheets for the year-ended December 31, 2016 as an increase in Deficit and decrease in Accumulated Other Comprehensive Income of $1,597,000. The recast had no effect on operating cash flows for fiscal 2015, 2016, and 2017. As of January 1, 2016, the Company's functional and reporting currency is the U.S. dollar, as described below.

Foreign currency translation and functional currency conversion

Prior to January 1, 2016, the Company's functional currency was the Canadian dollar. Translation gains and losses from the application of the U.S. dollar as the reporting currency during the period that the Canadian dollar was the functional currency are included as part of cumulative currency translation adjustment, which is reported as a component of shareholders' equity under accumulated other comprehensive loss.

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

Loan payable and restricted investment

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

The Company must maintain a cash or investment balance as collateral for the loan payable to Wells Fargo. The cash or investment is restricted from the Company's use until the loan is repaid. The Company does not expect to repay the loan within twelve months of the balance sheet date so has classified the restricted investment as a long-term asset. The restricted cash balance has been used to purchase a two year investment maturing on December 23, 2018 and accruing interest at a fixed interest rate of 1.25%. The carrying value of the restricted investment is recorded at cost plus any accrued interest not yet received, which approximates its fair value.

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

The Company’s financial instruments consist of cash and cash equivalents, short-term, and restricted investments, accounts receivable, accounts payable and accrued liabilities, warrants, and loan payable . Restricted investments approximate fair value due to the interest rates being at prevailing market rates.

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

To determine the fair value of the contingent consideration, the Company uses a probability weighted assessment of the likelihood the milestones would be met and the estimated timing of such payments, and then the potential contingent payments were discounted to their present value using a probability adjusted discount rate that reflects the early stage nature of the development program, time to complete the program development, and overall biotech indices, as detailed in note 10. The Company determined the fair value of the contingent consideration was $10,424,000 and the increase of $1,359,000 has been recorded in other losses in the statement of operations and comprehensive loss for the year ended December 31, 2017. The assumptions used in the discounted cash flow model are level 3 inputs as defined above.

The following tables present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis, and indicates the fair value hierarchy of the valuation techniques used to determine such fair value:

	Level 1	Level 2	Level 3	December 31, 2017
Assets
Cash and cash equivalents	$54,292	—	—	$54,292
Short-term investments	72,060	—	—	72,060
Restricted investment	12,601	—	—	12,601
Total	$138,953	—	—	$138,953
Liabilities
Liability-classified stock option awards	—	—	1,239	1,239
Contingent consideration	—	—	10,424	10,424
Total	—	—	11,663	$11,663

	Level 1	Level 2	Level 3	December 31, 2016
Assets
Cash and cash equivalents	$23,413	—	—	$23,413
Guaranteed investment certificates	107,146	—	—	107,146
Term deposit	12,601	—	—	12,601
Total	$143,160	—	—	$143,160
Liabilities
Warrants	—	—	$107	$107
Liability-classified stock option awards			553	553
Contingent consideration	—	—	9,065	9,065
Total	—	—	$9,725	$9,725

The following table presents the changes in fair value of the Company’s warrants:

	Liability at beginning of the period	Fair value of warrants exercised in the period	Increase (decrease) in fair value of warrants	Foreign exchange loss	Liability at end of the period
Year ended December 31, 2015	$5,099	$(334)	$(3,341)	$(541)	$883
Year ended December 31, 2016	$883	$(247)	$(529)	$—	$107
Year ended December 31, 2017	$107	$(129)	$22	$—	$—

The following table presents the changes in fair value of the Company’s liability-classified stock option awards:

	Liability at beginning of the period	Reclassification of equity to liability (1)	Fair value of liability-classified stock option awards exercised in the period	Increase (decrease) in fair value of liability	Liability at end of the period
Year ended December 31, 2016	$—	$1,909	$(54)	$(1,302)	$553
Year ended December 31, 2017	$553	$—	$(103)	$789	$1,239
 (1) Upon functional currency conversion on January 1, 2016 - see functional currency conversion above.

The following table presents the changes in fair value of the Company’s contingent consideration:

	Contingent consideration at beginning of the period	Increase in fair value of contingent consideration	Contingent consideration at end of the period
Year ended December 31, 2015(1)	$6,727	$770	$7,497
Year ended December 31, 2016	$7,497	$1,568	$9,065
Year ended December 31, 2017	$9,065	$1,359	$10,424
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

Goodwill represents the excess of purchase price over the value assigned to the net tangible and identifiable intangible assets of Arbutus Inc. - see note 3. Goodwill has an indefinite accounting life and is therefore not amortized. Instead, goodwill is assessed for impairment on an annual basis, unless the Company identifies impairment indicators that would require earlier testing. For the period ended December 31, 2017, the Company has elected to early adopt ASU 2017-04, which simplifies the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test, which required a hypothetical purchase price allocation. A goodwill impairment will now be the amount by which a reporting unit's carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. All other goodwill impairment guidance remains substantially unchanged, and management continues to have the ability to perform a qualitative assessment to determine if a quantitative impairment test is necessary. The Company performs its qualitative analysis using factors including but not limited to: (a) macroeconomic conditions; (b) industry and market considerations; (c) cost factors; (d) overall financial performance; (e) other relevant entity-specific events; (f) events affecting a reporting unit; and (g) if applicable, a sustained decrease in share price in absolute terms and relative to peers. The qualitative assessment for the period ended December 31, 2017 did not indicate an impairment of goodwill and no further quantitative assessment was necessary.

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

Net loss attributable to common shareholders per share

The Company follows the two-class method when computing net loss attributable to common shareholders per share as the Company has issued Preferred Shares (note 6) that meet the definition of participating securities. The Preferred Shares entitle the holders to participate in dividends but do not require the holders to participate in losses of the Company. Accordingly, if the Company reports a net loss attributable to common shareholders net losses are not allocated to Preferred Shareholders.

Net loss attributable to common shareholders per share is calculated based on the weighted average number of common shares outstanding. Diluted net loss attributable to common shareholders per share does not differ from basic net loss attributable to common shareholders per share for the years ended December 31, 2017, 2016 and 2015, since the effect of the Company’s stock options and warrants is anti-dilutive.

The following table sets out the computation of basic and diluted net loss attributable to common shareholders per share:

	For the year ended December 31
	2017		2016	2015
Numerator:	Common Shares	Preferred Shares	Common Shares	Common Shares
Allocation of distributable earnings	$—	$911	$—	$—
Allocation of undistributed earnings (loss)	(85,324)	—	(384,164)	(62,718)
Allocation of earnings (loss) attributed to shareholders	$(85,324)	$911	$(384,164)	$(62,718)
Denominator:
Weighted average number of shares - basic and diluted	54,723,272	104,110	53,074,401	45,462,324
Basic and diluted net loss attributable to shareholders per share	$(1.56)	$8.75	$(7.24)	$(1.38)

For the year ended December 31, 2017, potential common shares of 12,521,550 were excluded from the calculation of income per common share because their inclusion would be anti-dilutive (December 31, 2016 – 4,645,864; December 31, 2015 – 2,899,331). On January 12, 2018 a further 664,000 preferred shares were issued (see note 6), which increased the total potential common shares excluded from the calculation of income per common share to 21,878,002 as at that date.

Government grants and refundable investment tax credits

Government grants and tax credits provided for current expenses are included in the determination of income or loss for the year, as a reduction of the expenses to which they relate.

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

The replacement awards consist of common shares that were issued at acquisition. Accordingly, as stock compensation expense related to these awards is recognized, share capital is increased by a corresponding amount. Replacement awards are excluded in the calculation of basic net income (loss) per common share until the repurchase rights have expired.

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

Preferred Shares

The Company accounts for Preferred Shares under ASC 480, which provides guidance for equity instruments with conversion features. The Company classifies Preferred Shares in its consolidated balance sheet wholly as equity, with no bifurcation of conversion feature from the host contract, given that the Preferred Shares cannot be cash settled and the redemption features, which include a fixed conversion ratio with predetermined timing and proceeds, are within the Company's control. The Company accrues for the 8.75% per annum compounding accrual at each reporting period end date as an increase to share capital, and an increase to deficit (see note 6).

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (ASC 606). The standard, as subsequently amended (ASU 2015-14, ASU 2016-08, ASU 2016-10, ASU 2016-12, ASU 2016-20), is intended to clarify the principles for recognizing revenue and to develop a common revenue standard for U.S. GAAP and IFRS by creating a new Topic 606, Revenue from Contracts with Customers. This guidance supersedes the revenue recognition requirements in ASC 605, Revenue Recognition, and supersedes some cost guidance included in Subtopic 605-35, Revenue Recognition – Construction-Type and Production-Type Contracts. The core principle of the accounting standard is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those good or services. The amendments should be applied by either (1) retrospectively to each prior reporting period presented; or (2) retrospectively with the cumulative effect of initially applying this ASU recognized at the date of initial application. The new guidance is effective for fiscal years beginning after December 15, 2017, which for the Company means January 1, 2018. The Company will be applying the modified retrospective method for its implementation. Based on its evaluation, the Company believes that there will be no quantitative impact on its consolidated financial statements, but there will be disclosure changes mostly related to the timing and recognition of licensing and collaboration contracts that are described in note 4.

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

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Statement of Cash Flows: Restricted Cash. The update requires the statement of cash flows to explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The amendments in this update are effective for public business entities for fiscal years beginning after December 15, 2017, which for the Company means January 1, 2018. Early adoption is permitted, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that included that interim period. The amendments in this update should be applied using a retrospective transition method to each period presented. The Company does not expect the extent of the impact of this adoption to be significant.

In May 2017, the FASB issued ASU 2017-09, Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting. The amendments in this Update provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting under Topic 718. An entity should account for effects of a modification unless all of the following are met: (1) the fair value of the modified award is the same as the fair value of the original award immediately before the original award is modified; (2) the vesting conditions of the modified award are the same as the vesting conditions of the original award immediately before the original award is modified; (3) the classification of the modified award as an equity instrument or a liability instrument is the same as the classification of the original award immediately before the original award is modified. The amendments in this Update are effective for all entities for annual periods and interim periods within those annual periods, beginning after December 15, 2017, which for the Company means January 1, 2018. Early adoption is permitted, including adoption in any interim period for public business entities for reporting periods for which financial statements have not yet been issued. The amendments in this Update should be applied prospectively to an award modified on or after the adoption date. The Company early adopted the amendments in this Update effective April 1, 2017. This adoption did not have a material effect on the Company's statement of operations and comprehensive loss for the period beginning on the adoption date, to the period ended December 31, 2017, as no significant award modifications occurred.

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

Impairment of intangible assets

During the year-ended December 31, 2017, the Company recorded a total impairment charge of $40,798,000 for the discontinuance of the STING agonists. This charge represents the remaining value of the acquired Immune Modulator drug class. In addition, the Company recorded an income tax benefit of $16,926,000 corresponding to the impairment charge - see note 8.

At December 31, 2016, the Company re-assessed the discount rate used in its valuation models used to assess the carrying value of goodwill and intangible assets for impairment as a result of the sustained discrepancy between the Company’s market capitalization compared to carrying values and management’s assessment of fair values. The change in discount rate resulted in an impairment charge of $96,873,000 to the Company’s intangible assets at December 31, 2016.

The following table summarizes the carrying values, net of impairment of the intangible assets as at December 31, 2017:

Year ended December 31	2017	2016
IPR&D – Immune Modulators	—	40,798
IPR&D – Antigen Inhibitors	14,811	14,811
IPR&D – cccDNA Sterilizers	43,836	43,836
Total IPR&D	$58,647	$99,445

Annual impairment evaluation of goodwill

Goodwill was recorded as a result of the acquisition of Arbutus Inc. as described in note 2. As part of the evaluation of the recoverability of goodwill, the Company has identified only one reporting unit to which the total carrying amount of goodwill has been assigned. The Company performs its annual impairment evaluation of goodwill on December 31.

The Company determines the fair value of the reporting unit using accepted valuation methods, including the use of discounted cash flows supplemented by market-based assessments of fair value. The income approach is used for the quantitative assessment to estimate the fair value of the reporting unit, which requires estimating future cash flows and risk-adjusted discount rates in the Company's discounted cash flow model. The overall market outlook and cash flow projections of the reporting unit involves the use of key assumptions, including cash flows, discount rates and probability of success. Due to uncertainties in the estimates that are inherent to the Company's industry, actual results could differ significantly from the estimates made. Many key assumptions in the cash flow projections are interdependent on each other. A change in any one or combination of these assumptions could impact the estimated fair value of the reporting unit. See note 2 for additional discussion of the Company's policy for accounting for goodwill.

As at December 31, 2016, the Company re-assessed the discount rate used in the calculation of fair value, consistent with the change to the discount rate used in the intangible assets impairment assessment (described above). As a result of the increased discount rate, the carrying value of the reporting unit determined in step one of the impairment assessment exceeded the fair value of the reporting unit, and as such the Company proceeded to the second step of the impairment test, which measures the amount of an impairment charge. In the second step, the carrying value of goodwill is compared to the fair value of goodwill that is implied by performing a hypothetical purchase price allocation based on identifiable assets at the date of the assessment. The remaining implied goodwill of $24,364,000 is the result of deferred taxes in the hypothetical purchase price allocation. As a result, the Company recorded an impairment for $138,150,000 against goodwill for the year ended December 31, 2016.

For the period ended December 31, 2017, the Company has elected to early adopt ASU 2017-04 (as described in note 2 above). On December 31, 2017, the Company conducted its annual impairment evaluation of goodwill and performed a comprehensive qualitative analysis using factors including but not limited to: (a) macroeconomic conditions; (b) industry and market considerations; (c) cost factors; (d) overall financial performance; (e) other relevant entity-specific events; (f) events affecting a reporting unit; and (g) if applicable, a sustained decrease in share price in absolute terms and relative to peers. The qualitative assessment did not indicate an impairment of goodwill and no further quantitative assessment was necessary.

The Company determines the fair value of the reporting unit each reporting period using accepted valuation methods, including the use of discounted cash flows supplemented by market-based assessments of fair value.

4. Collaborations, contracts and licensing agreements

The following tables set forth revenue recognized under collaborations, contracts and licensing agreements:

	Year ended December 31
	2017	2016	2015
Alexion (a)	$7,956	$—	$—
Gritstone (b)	2,499	—	—
Dicerna (c)	—	1,295	2,873
Monsanto (d)	—	—	13,384
DoD (e)	—	—	6,764
Other milestone and royalty payments (f)	245	196	255
Total revenue	$10,700	$1,491	$23,276

The following table sets forth deferred collaborations and contracts revenue:

	December 31, 2017	December 31, 2016
Gritstone (b)	$2,727	$—
DoD (e)	15	15
Deferred revenue, current portion	2,742	15
Total deferred revenue	$2,742	$15

(a)      License Agreement with Alexion

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

On July 27, 2017, the Company received notice of termination from Alexion for the Company's LNP license agreement. The termination was driven by a strategic review of Alexion's business and research and development portfolio, which included a decision to discontinue development of mRNA therapeutics. The $7,500,000 upfront payment received in March 2017 is non-refundable, and the Company has recorded the upfront payment as well as any revenue and costs related to closeout procedures in the statement of operations and comprehensive loss for the period ended December 31, 2017.

(b)      License agreement with Gritstone

On October 16, 2017, the Company entered into a license agreement with Gritstone that entitles Gritstone to research, develop, manufacture and commercialize products with the Company’s LNP technology.  The Company received an upfront payment in November 2017, and is eligible to receive future potential payments including research services, development and commercial milestone payments and royalty payments on future product sales.

The Company determined the deliverables under the Agreements included the rights and license granted, involvement in the joint steering committee, and other services provided, as determined under the research plan. The license and involvement in the joint steering committee have been determined by the Company to not have standalone value. Therefore, these deliverables are treated as one unit of accounting and recognized as revenue over the performance period as the Company transfers the technical "know-how" for the customized formulations.

The Company has determined that other materials and services provided have standalone value. The relative fair values are estimated upon the execution of each activity and charged at rates comparable to market with embedded margins on each service activity.

The Company has not recorded any development and commercial milestone payments, as achievements of these were not probable as at December 31, 2017. As such, the accounting treatment for development and commercial milestone payments, as well as royalty payments on future product sales will be accounted for under the Company's application of the new revenue standard, ASC 606 - Revenue from Contracts with Customers, effective January 1, 2018 (see note 2).

(c)      License and Development and Supply Agreement with Dicerna

On November 16, 2014, the Company signed a License Agreement and a Development and Supply Agreement (together, the “Agreements”) with Dicerna related to development, manufacture, and commercialization of products directed to the treatment of PH1. In consideration for the rights granted under the Agreements, Dicerna paid the Company an upfront cash payment of $2,500,000, as well as payments for manufacturing and services provided.

In September 2016, Dicerna announced the discontinuation of their DCR-PH1 program using the Company's technology. As such, the Company revised the completion date of performance period from March 2017 to September 30, 2016, at which time the Company had no further remaining performance obligations. This resulted in the recognition of $1,066,000 in Dicerna license fee revenue for the year ended December 31, 2016 and no revenue thereafter.

(d)      Option and Services Agreements with Monsanto

On January 13, 2014, the Company and Monsanto signed an Option Agreement and a Services Agreement, which granted Monsanto an option to obtain a license to use the Company’s LNP delivery technology and related intellectual property for use in agriculture. Following the completion of the Phase A extension period in October 2015, no further research activities were conducted under the arrangement, as Monsanto did not elect to proceed to Phase B of the research plan. This resulted in the full release of Monsanto deferred revenue and a recognition of $13,384,000 in Monsanto revenue for the year ended December 31, 2015.

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

(e)      Contract with United States Government’s Department of Defense (“DoD”) to develop TKM-Ebola

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

Talon was acquired by Spectrum in July 2013. The acquisition did not affect the terms of the license between Talon and the Company. On September 3, 2013, Spectrum announced that they had shipped the first commercial orders of Marqibo. In the year ended December 31, 2017, the Company recorded $191,000 in Marqibo royalty revenue (2016 - $212,000, 2015 -$240,000). In the year ended December 31, 2017, the Company accrued $5,000 in royalties due to TPC in respect of the Marqibo royalty earned by the Company (see note 10, contingencies and commitments).

5. Property and equipment

December 31, 2017	Cost	Accumulated depreciation	Net book value
Lab equipment	$9,567	$(5,325)	$4,242
Leasehold improvements	12,578	(5,139)	7,439
Computer hardware and software	2,318	(1,878)	440
Furniture and fixtures	391	(329)	62
Assets under construction	$—		$—
	$24,854	$(12,671)	$12,183

December 31, 2016	Cost	Accumulated depreciation	Net book value
Lab equipment	$7,894	$(4,305)	$3,589
Leasehold improvements	4,928	(4,454)	474
Computer hardware and software	2,103	(1,665)	438
Furniture and fixtures	374	(314)	60
Assets under construction	$2,384	$—	$2,384
	$17,683	$(10,738)	$6,945

As at December 31, 2017, all of the Company’s property and equipment is currently in use and no impairment has been recorded.

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

(b)      Authorized share capital

The Company’s authorized share capital consists of an unlimited number of common and 1,164,000 preferred shares without par value.

(c) Series A participating convertible preferred shares ("Preferred Shares")

On October 2, 2017, the Company announced that it entered into a subscription agreement with Roivant for the sale of Preferred Shares to Roivant for gross proceeds of $116,400,000. The Preferred Shares are non-voting and are convertible into common shares at a conversion price of $7.13 per share (which represents a 15% premium to the closing price of $6.20 per share). The purchase price for the Preferred Shares plus an amount equal to 8.75% per annum, compounded annually, will be subject to mandatory conversion into common shares on October 18, 2021 (subject to limited exceptions in the event of certain fundamental corporate transactions relating to Arbutus’ capital structure or assets, which would permit earlier conversion at Roivant’s option). After conversion of the Preferred Shares into common shares, based on the number of common shares outstanding on October 2, 2017, Roivant would hold 49.90% of the Company's common shares. Roivant has agreed to a four year lock-up period for this investment and its existing holdings in Arbutus. Roivant has also agreed to a four year standstill whereby Roivant will not acquire greater than 49.99% of the Company's common shares or securities convertible into common shares.

The initial investment of $50,000,000 closed on October 16, 2017, and the remaining amount of $66,400,000 closed on January 12, 2018 following regulatory and shareholder approvals, as applicable, under Canadian securities law.

The Company records the Preferred Shares wholly as equity under ASC 480, with no bifurcation of conversion feature from the host contract, given that the Preferred Shares cannot be cash settled and the redemption features are within the Company's control, which include a fixed conversion ratio with predetermined timing and proceeds. The Company accrues for the 8.75% per annum compounding coupon at each reporting period end date as an increase to share capital, and an increase to deficit (see statement of stockholder's equity).

(d)      Warrants to purchase common shares

During the year ended December 31, 2017, there were 179,000 warrants exercised for $353,000 in cash (December 31, 2016 – 170,500 warrants for $445,000) and no warrants were exercised using the cashless exercise provision (December 31, 2016 – 0 warrants for 0 common shares). In March 2017, the remaining balance of 22,000 of the Company's warrants expired. The decrease in fair value from the previous balance sheet date relating to the expired warrants has been included in the total decrease in fair value of warrant liability in the Company's statement of comprehensive loss for the year ended December 31, 2017.

The following table summarizes the Company’s warrant activity for the years ended December 31, 2017 and 2016:

	Common shares purchasable upon exercise of warrants	Weighted average exercise price	Range of exercise prices			Weighted average remaining contractual life (years)	Aggregate intrinsic value
Balance, December 31, 2015	379,500	$2.13	$2.03	—	$2.62	0.8	$879
Exercised	(170,500)	2.53	2.53	—	2.53
Expired	(8,000)	2.53	2.53	—	2.53
Balance, December 31, 2016	201,000	$1.94	$1.94	—	$1.94	0.2	$104
Exercised	(179,000)	2.00	$2.00	—	$2.00
Expired	(22,000)	2.00	$2.00	—	$2.00
Balance, December 31, 2017	—	—	—	—	—	—	$—

The aggregate intrinsic value in the table above is calculated based on the difference between the exercise price of the warrants and the quoted price of the Company’s common stock as of the reporting date.

(e)      Stock-based compensation

The Company has seven share-based compensation plans; the “2007 Plan”, the “2011 Plan”, the "2016 Plan", two “Designated Plans” (together, the “Arbutus Plans”), the “Protiva Option Plan”, and the "OnCore Option Plan".

On June 22, 2011, the shareholders of the Company approved an omnibus stock-based compensation plan (the “2011 Plan”). The Company’s pre-existing 2007 Plan was limited to the granting of stock options as equity incentive awards whereas the 2011 Plan also allows for the issuance of tandem stock appreciation rights, restricted stock units and deferred stock units (collectively, and including options, referred to as “Awards”). The 2011 Plan replaced the 2007 Plan. The 2007 Plan continued to govern the options granted thereunder. No further options were granted under the Company’s 2007 Plan.

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

Additionally, the Company granted a total of 200,000 options in 2013 to two executive officers in conjunction with their new appointments as executive officers. These options were granted in accordance with the policies of the Toronto Stock Exchange and pursuant to newly designated share compensation plans (the “Designated Plans”). During 2016, one of the two executive officers departed from the Company, and the unexercised options under his Designated Plan expired. No new options can be granted under the Designated Plans, resulting in one Designated Plan remaining at the end of 2017. The Designated Plan is governed by substantially the same terms as the 2011 Plan. Hereafter, information on options governed by the 2007 Plan, the 2011 Plan, the 2016 Plan and the Designated Plan (the "Arbutus Plans") is presented on a consolidated basis as the terms of the five plans are similar. Information on the Protiva Option Plan and the OnCore Option Plan are presented separately.

Stock option activity for the Arbutus Plans

Equity-classified stock option activity:

	Number of optioned common shares	Weighted average exercise price	Aggregate intrinsic value
Balance, December 31, 2014	1,530,138	6.29	15,004
Options granted	1,309,625	16.57
Options exercised	(398,293)	3.93	5,386
Options forfeited, canceled or expired	(151,207)	15.09
Balance, December 31, 2015	2,290,263	11.22	994
Options reclassified to liability[1]	(718,333)	5.23	604
Options granted	1,789,599	3.89
Options exercised	(56,125)	2.18	121
Options forfeited, canceled or expired	(394,200)	10.18
Balance, December 31, 2016	2,911,204	$8.53	$56
Options granted	2,026,500	$3.20
Options exercised	(11,105)	$3.45	$13
Options forfeited, canceled or expired	(208,272)	$11.41
Balance, December 31, 2017	4,718,327	$6.06	$5,842

1.
Due to the change in the Company's functional currency as of January 1, 2016, certain stock option awards with exercise prices denominated in Canadian dollars changed from equity classification to liability classification - see note 2.

Options under the Arbutus Plans expire at various dates from March 31, 2018 to November 7, 2027.

The following table summarizes information pertaining to stock options outstanding at December 31, 2017 under the Arbutus Plans:

			Options outstanding December 31, 2017			Options exercisable December 31, 2017
Range of Exercise prices (US$)			Number of options outstanding	Weighted average remaining contractual life (years)	Weighted average exercise price (US$)	Number of options exercisable	Weighted average exercise price (US$)
$1.19	to	$3.11	114,887	5.5	2.33	83,887	2.10
$3.12	to	$3.22	1,807,000	9.2	3.15	—	N/A
$3.23	to	$3.92	368,763	8.8	3.58	186,096	3.57
$3.93	to	$3.95	1,313,682	8.2	3.94	432,365	3.94
$3.96	to	$14.32	479,537	7.0	10.48	382,701	9.97
$14.33	to	$16.16	5,500	6.6	14.74	5,500	14.74
$16.17	to	$17.57	628,958	7.2	17.57	429,582	17.57
$1.19	to	$17.57	4,718,327	8.3	$6.06	1,520,131	$9.20

At December 31, 2017, there were 1,520,131 options exercisable (December 31, 2016 - 699,241; December 31, 2015 – 938,730). The weighted average remaining contractual life of exercisable options as at December 31, 2017 was 7.4 years.
The aggregate intrinsic value of in-the-money options exercisable at December 31, 2017 was $1,098,000.

A summary of the Company’s non-vested stock option activity and related information for the year ended December 31, 2017 is as follows:

	Number of optioned common shares	Weighted average fair value
Non-vested at December 31, 2016	2,211,963	$5.34
Options granted	2,026,500	2.15
Options vested	(972,723)	5.82
Non-vested options forfeited	(67,544)	4.73
Non-vested at December 31, 2017	3,198,196	$3.23

The weighted average remaining contractual life for options expected to vest at December 31, 2017 was 8.3 years and the weighted average exercise price for these options was $6.06 per share.

The aggregate intrinsic value of options expected to vest as at December 31, 2017 was $5,842,000 (December 31, 2016 - $0; December 31, 2015 -$10,000).

The total fair value of options that vested during the year ended December 31, 2017 was $5,657,000 (December 31, 2016 - $5,058,000; December 31, 2015 -$1,718,000).

Valuation assumptions for the Arbutus Plans

On March 3, 2015, the Company voluntarily de-listed from the Toronto Stock Exchange. All stock options granted after March 3, 2015 were denominated in US dollars based on the Company's stock price on the NASDAQ. The methodology and assumptions used to estimate the fair value of stock options at date of grant under the Black-Scholes option-pricing model remain unchanged. Assumptions on the dividend yield are based on the fact that the Company has never paid cash dividends and has no present intention to pay cash dividends. Assumptions about the Company’s expected stock-price volatility are based on the historical volatility of the Company’s publicly traded stock. The risk-free interest rate used for each grant is equal to the zero coupon rate for instruments with a similar expected life. Expected life assumptions are based on the Company’s historical data. The Company recognizes forfeitures as they occur, and the effects of forfeitures are reflected in stock-based compensation expense recorded in the statement of operations and comprehensive loss for the year ended December 31, 2017. The weighted average option pricing assumptions for options granted during the year are as follows:

	Year ended December 31
	2017	2016	2015
Dividend yield	—%	—%	—%
Expected volatility	73.05%	77.99%	76.88%
Risk-free interest rate	1.28%	0.90%	1.10%
Expected average option term	6.9 years	7.3 years	7.5 years

Liability-classified stock option activity:

Valuation assumptions

Liability options are re-measured to their fair values at each reporting date, using the Black-Scholes valuation model. The methodology and assumptions prevailing at the re-measurement date used to estimate the fair values of liability options remain unchanged from the date of grant of equity classified stock option awards. Assumptions about the Company’s expected stock-price volatility are based on the historical volatility of the Company’s publicly traded stock. The risk-free interest rate used for each grant is equal to the zero coupon rate for instruments with a similar expected life. Expected life assumptions are based on the Company’s historical data. The weighted average Black-Scholes option-pricing assumptions and the resultant fair values as at December 31, 2016 and December 31, 2017, are presented in the following table:

	December 31,	December 31,
	2017	2016
Dividend yield	—%	—%
Expected volatility	70.31%	66.18%
Risk-free interest rate	2.10%	0.88%
Expected average term (years)	4.3	3.6
Fair value of options outstanding	$2.75	$0.87
Fair value of vested liability-classified options (in thousands)	$1,239	$553

Stock option activity for liability options

	Number of optioned common shares	Weighted average exercise price	Aggregate intrinsic value
Balance, December 31, 2016	638,500	$5.48	$116
Options exercised	(25,000)	2.37	103
Options forfeited, canceled, or expired	(162,000)	6.54	—
Balance, December 31, 2017	451,500	$5.78	$525

Liability options expire at various dates from March 31, 2018 to May 7, 2024.

The following table summarizes information pertaining to liability options outstanding at December 31, 2017:

			Options outstanding December 31, 2017			Options exercisable December 31, 2017
Range of Exercise prices (US$)			Number of options outstanding	Weighted average remaining contractual life (years)	Weighted average exercise price	Number of options exercisable	Weighted average exercise price
$1.35	to	$1.67	65,000	2.8	$1.38	65,000	$1.38
$1.68	to	$3.38	75,000	2.9	2.45	75,000	2.45
$3.39	to	$4.27	75,000	3.2	3.94	75,000	3.94
$4.28	to	$5.85	14,000	0.3	4.45	14,000	4.45
$5.86	to	$8.61	150,000	5.8	7.25	150,000	7.25
$8.62	to	$13.04	72,500	6.2	12.30	72,500	12.30
$1.35	to	$13.04	451,500	4.3	$5.78	451,500	$5.78

During the year-ended December 31, 2017, 14,750 options vested with a weighted average exercise price of $12.83 and a total fair value of $36,100. As at December 31, 2017, all liability options were vested.

Protiva Option Plan

On May 30, 2008, as a condition of the acquisition of Protiva Biotherapeutics Inc., a total of 350,457 common shares of the Company were reserved for the exercise of 519,073 Protiva share options (“Protiva Options”). The Protiva Options have an exercise price of C$0.30, were fully vested and exercisable as of May 30, 2008. As at December 31, 2017, the outstanding options expire on March 1, 2018 and upon exercise each option will be converted into approximately 0.6752 shares of the Company (the same ratio at which Protiva common shares were exchanged for Company common shares at completion of the acquisition of Protiva). The Protiva Options are not part of the Arbutus Plans and the Company is not permitted to grant any further Protiva Options.

The following table sets forth outstanding options under the Protiva Option Plan:

	Number of Protiva Options	Equivalent number of Company common shares	Weighted average exercise price (C$)	Weighted average exercise price (US$)
Balance, December 31, 2014	433,740	292,845	$0.30	0.27
Options exercised	(358,675)	(242,164)	0.30	0.23
Options forfeited, canceled or expired	(8,065)	(5,445)	0.30	0.23
Balance, December 31, 2015	67,000	45,236	0.30	0.22
Options exercised	(21,000)	(14,178)	0.30	0.23
Options forfeited, canceled or expired	—	—	—	N/A
Balance, December 31, 2016	46,000	31,058	0.30	0.22
Options exercised	(6,000)	(4,051)	0.30	0.23
Options forfeited, canceled or expired	—	—	—	N/A
Balance, December 31, 2017	40,000	27,007	$0.30	$0.24

The weighted average remaining contractual life of exercisable Protiva Options as at December 31, 2017 was 0.2 years.

The aggregate intrinsic value of Protiva Options outstanding at December 31, 2017 was $127,000. The intrinsic value of Protiva Options exercised in the year ended December 31, 2017 was $10,000 (2016 - $49,000; 2015 -$1,249,000).

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

Following the merger, the Company is not permitted to grant any further options under the OnCore Option Plan. The Company has included $576,000 of compensation expense related to the vesting of Arbutus Inc. stock options for the year ended December 31, 2017.

The following table sets forth outstanding options under the OnCore Option Plan:

	Number of OnCore Options	Equivalent number of Company common shares	Weighted average exercise price (US$)
Balance, December 31, 2016	183,040	184,332	$0.57
Options exercised	—	—	N/A
Options forfeited, canceled or expired	—	—	N/A
Balance, December 31, 2017	183,040	184,332	$0.57

At December 31, 2017, there were 150,913 OnCore options (151,978 Arbutus equivalent) exercisable with a weighted average exercise price of $0.56. The weighted average remaining contractual life of exercisable options as at December 31, 2017 was 6.9 years. The aggregate intrinsic value of in-the-money options exercisable at December 31, 2017 was $682,000.

A summary of the OnCore Option Plan's non-vested stock option activity and related information for the year ended December 31, 2017 is as follows:

	Number of OnCore Options	Equivalent number of Company common shares	Weighted average fair value (US$)
Non-vested at December 31, 2016	63,051	63,497	$16.80
Options vested	(30,923)	(31,143)	16.17
Non-vested options forfeited	—	—	N/A
Non-vested at December 31, 2017	32,128	32,354	$16.18

The weighted average remaining contractual life for options expected to vest at December 31, 2017 was 6.9 years and the weighted average exercise price for these options was $0.57 per share.

The aggregate intrinsic value of options expected to vest as at December 31, 2017 was $144,000.

The total fair value of options that vested during the year ended December 31, 2017 was $611,000.

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

The total stock-based compensation has been recorded in the consolidated statement of operations and comprehensive income (loss) as follows:

	Year ended December 31
	2017	2016	2015
Research, development, collaborations and contracts expenses	$9,236	$11,155	$7,868
General and administrative expenses	5,881	28,004	14,225
Total	$15,117	$39,159	$22,093

At December 31, 2017, there remains $5,747,000 of unearned compensation expense related to unvested equity employee stock options to be recognized as expense over a weighted-average period of approximately 20 months.

Awards outstanding and available for issuance

Combining all of the Company’s share-based compensation plans, at December 31, 2017, the Company has 5,381,163 options outstanding and a further 5,084,189 Awards available for issuance.

(f)     Replacement awards

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

For the year-ended December 31, 2017, all remaining repurchase provision rights expired and the Company recorded compensation expense $7,972,000 (2016 - $31,986,000; 2015 - $16,687,000) in stock-based compensation.

7. Refundable investment tax credits

Refundable investment tax credits have been recorded as a reduction in research and development expenses.

The Company’s estimated claim for refundable Scientific Research and Experimental Development investment tax credits for the year ended December 31, 2017 is $183,000 (2016 - $145,000).

8. Income taxes

Income tax (recovery) expense varies from the amounts that would be computed by applying the combined Canadian federal and provincial income tax rate of 26% (2015 - 26%; 2014 – 26%) to the loss before income taxes as shown in the following tables:

	Year ended December 31,
	2017	2016	2015
Computed taxes (recoveries) at Canadian federal and provincial tax rates	$(28,270)	$(127,183)	$(20,100)
Difference due to change in tax rate on opening deferred taxes	(6,633)	—	—
Permanent and other differences	1,476	(3,598)	769
Change in valuation allowance - other	6,945	17,043	3,675
Difference due to income taxed at foreign rates	(966)	(47,962)	(7,874)
Stock-based compensation	3,128	9,727	7,345
Impairment of goodwill	—	46,971	—
Deferred income tax recovery	$(24,320)	$(105,002)	$(16,185)

Effective November 2, 2017, the British Columbia provincial corporate tax rate increased from 11% to 12%, starting January 1, 2018. The overall increase in tax rates in 2018 will result in an increase in the Company's statutory tax rate from 26% in 2017 to 27% in 2018 and onward.

On December 22, 2017, the Tax Cuts and Jobs Act (the “2017 Tax Act”) was signed into law making significant changes to the Internal Revenue Code. Changes include, but are not limited to, a federal corporate tax rate decrease from 35% to 21% for tax years beginning after December 31, 2017. Certain income tax effects of the 2017 Tax Act, principally due to the write-down of our net deferred tax assets, are reflected in our financial results in accordance with Staff Accounting Bulletin No. 118 (SAB 118), which provides SEC staff guidance regarding the application of Accounting Standards Codification (ASC) Topic 740, Income Taxes, in the reporting period in which the 2017 Tax Act became law. At December 31, 2017, we have not completed our accounting for the tax effects of enactment of the Act; however, we have made a reasonable estimate of the effects on our existing deferred tax balances. We have remeasured certain deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future, which is generally 21%. However, we are still analyzing certain aspects of the Act and refining our calculations, which could potentially affect the measurement of these balances or potentially give rise to new deferred tax amounts. The provisional amount recorded related to the re-measurement of our deferred tax assets was a reduction of $13.4 million to deferred tax liabilities and a reduction of $3.5 million to our deferred tax assets, which have a full valuation allowance provided against them.

On November 23, 2011, the Company was registered as a corporation under the Business Activity Act in the province of British Columbia. Under this program, provincial corporation tax charged on foreign income earned from the Company’s patents will be eligible for a 75% tax refund up to a maximum of C$8,000,000. This program was eliminated on October 23, 2017.

As at December 31, 2017, the Company has investment tax credits available to reduce Canadian federal income taxes of $9,546,000 (December 31, 2016 - $10,245,000) and provincial income taxes of $4,866,000 (December 31, 2016 - $5,337,000), expiring between 2027 and 2037. In addition, the Company has research and development credits of $3,639,000 (December 31, 2016 - $1,454,000) available for indefinite carry-forward, which can be used to reduce future taxable income in the U.S.

At December 31, 2017, the Company has scientific research and experimental development expenditures of $61,493,000 (December 31, 2016 - $65,332,000) available for indefinite carry-forward and $124,451,000 (December 31, 2016 - $71,460,000) of net operating losses due to expire between 2027 and 2037 and which can be used to offset future taxable income in Canada.

As at December 31, 2017, the Company has $13,723,000 (December 31, 2016 - $14,621,000) of net operating losses due to expire between 2030 and 2037, which can be used to offset future taxable income in the U.S. Future use of a portion of the U.S. loss carry-forwards is subject to limitations under the Internal Revenue Code Section 382.

As a result of ownership changes occurring on October 1, 2014 and March 4, 2015, the Company's ability to use these losses may be limited. Losses incurred to date may be further limited if a subsequent change in control occurs.

Significant components of the Company’s deferred tax assets and liabilities are shown below:

	As at December 31,
	2017	2016
Deferred tax assets (liabilities):
Non-capital loss carryforwards	$36,652	$24,275
Research and development deductions	16,603	16,986
Book amortization in excess of tax	(650)	451
Share issue costs	456	486
Revenue recognized for tax purposes in excess of revenue recognized for accounting purposes	1,162	410
Tax value in excess of accounting value in lease inducements	173	58
Federal investment tax credits	9,079	8,630
Provincial investment tax credits	4,819	5,270
In-process research and development	(16,943)	(41,263)
Upfront license fees	311	536
Other	2,017	1,435
Total deferred tax assets (liabilities)	53,679	17,274
Valuation allowance	(70,622)	(58,537)
Net deferred tax assets (liabilities)	$(16,943)	$(41,263)

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

The loan is secured by the Company's cash of $12,601,000, and is restricted from use until the loan has been settled in full. The Company invested the restricted cash in a two-year fixed certificate of deposit with Wells Fargo (see note 2) and is presented as restricted investment in the Company's balance sheet for the period ended December 31, 2017.

10. Contingencies and commitments

Property lease

The total minimum rent and estimated operating cost commitment, net of lease inducements, for both our head office in Burnaby and Warminster facility is as follows:

Year ended December 31, 2018	$1,607
Year ended December 31, 2019	1,243
Year ended December 31, 2020	656
Year ended December 31, 2021	673
Year ended December 31, 2022 and after	3,813
$7,992

The Company’s lease expense, for the year ended December 31, 2017 of $1,653,000 has been recorded in the consolidated statements of operations and comprehensive loss (2016 of $1,341,000; 2015 of $1,158,000).

Product development partnership with the Canadian Government

The Company entered into a Technology Partnerships Canada (TPC) agreement with the Canadian Federal Government on November 12, 1999.  Under this agreement, TPC agreed to fund 27% of the costs incurred by the Company, prior to March 31, 2004, in the development of certain oligonucleotide product candidates up to a maximum contribution from TPC of $7,179,000 (C$9,330,000).  As at December 31, 2017, a cumulative contribution of $2,951,000 (C$3,702,000) had been received and the Company does not expect any further funding under this agreement.  In return for the funding provided by TPC, the Company agreed to pay royalties on the share of future licensing and product revenue, if any, that is received by the Company on certain non-siRNA oligonucleotide product candidates covered by the funding under the agreement.  These royalties are payable until a certain cumulative payment amount is achieved or until a pre-specified date.  In addition, until a cumulative amount equal to the funding actually received under the agreement has been paid to TPC, the Company agreed to pay 2.5% royalties on any royalties the Company receives for Marqibo. For the year ended December 31, 2017, the Company earned royalties on Marqibo sales in the amount of $191,000 (see note 4(f)), resulting in $5,000 recorded by the Company as royalty payable to TPC (2016 - $5,000; 2015 -$6,000). The cumulative amount paid or accrued up to December 31, 2017 was $22,000, resulting in the contingent amount due to TPC being $2,929,000 (C$3,674,000).

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

On November 10, 2014, UBC filed a demand for arbitration against the Company and on January 16, 2015, filed a Statement of Claim, which alleges entitlement to $3,500,000 in allegedly unpaid royalties based on publicly available information, and an unspecified amount based on non-public information. UBC also seeks interest and costs, including legal fees. The Company filed its Statement of Defense to UBC's Statement of Claims, as well as filed a Counterclaim involving a patent application that the Company alleges UBC wrongly licensed to a third party rather than to the Company. The Company seeks license payments for said application, and an exclusive worldwide license to said application. The proceeding has been divided into three phases, with a first hearing that took place in June 2017. The arbitrator determined in the first phase which agreements are sublicense agreements within UBC's claim, and which are not. No finding was made as to whether any licensing fees are due to UBC under these agreements; this will be the subject of the second phase of arbitration. The arbitrator also held that the patent application that is the subject of the Counterclaim was not required to be licensed to Arbutus.  A schedule for the remaining phases has not yet been set. Arbitration and related matters are costly and may divert the attention of the Company's management and other resources that would otherwise be engaged in other activities. However, the Company notes that arbitration is subject to inherent uncertainty and an arbitrator could rule against the Company. The Company has not recorded an estimate of the possible loss associated with this arbitration, due to the uncertainties related to both the likelihood and amount of any possible loss or range of loss. Costs related to the arbitration have been recorded in the statement of operations and comprehensive loss by the Company as incurred.

Litigation with Acuitas Therapeutics (“Acuitas”)

In August 2017, the Company provided Acuitas with notice that it considered Acuitas to be in material breach of the cross-license agreement.  The cross-license agreement provides that it may be terminated upon any material breach by the other party 60 days after receipt of written notice of termination describing the material breach in reasonable detail.  In October 2016, Acuitas filed a Notice of Civil Claim in the Supreme Court of British Columbia seeking an order that the Company perform its obligations under the Cross License Agreement, for damages ancillary to specific performance, injunctive relief, interest and costs.  The Company disputed Acuitas’ position, and filed a Counterclaim seeking a declaration that Acuitas is in breach of the Cross License Agreement, and claiming injunctive relief, damages, interest and costs.

In January 2017, the Company filed an application seeking an order to enjoin Acuitas from, among other things, entering into any further agreements purporting to sublicense Arbutus’ technology from the date of the order to the date of trial or further order from the Court. In February 2017, the Company announced that the Supreme Court of British Columbia granted its request for a pre-trial injunction against Acuitas, preventing Acuitas from further sublicensing of the Company's lipid nanoparticle (LNP) technology until the end of October, or further order of the Court. Under the terms of the pre-trial injunction, Acuitas is prevented from entering into any new agreements which include sublicensing of the Company's LNP. In March 2017, Acuitas sought leave to appeal from the injunction decision and in April 2017, the appeal was denied. In

September 2017, the injunction order was extended by consent to March 2, 2018. In February 2018, the contractual issues concerning the cross-license agreement (excluding the claims for damages) were settled out of court, resulting in the termination of Acuitas’ rights to further use or sublicense our LNP technology, making permanent the effect of the Court’s prior injunction.

Arbitration and related matters are costly and may divert the attention of the Company’s management and other resources that would otherwise be engaged in other activities. Costs related to the arbitration are recorded by the Company as incurred. No contingent asset was recorded by the Company for the period ended December 31, 2017, as the settlement occurred in February 2018, and the terms were determined after December 31.

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

The regulatory, development and sales milestone payments had an estimated fair value of approximately $6,727,000 as at the date of acquisition of Arbutus Inc., and were treated as contingent consideration payable in the purchase price allocation. The contingent consideration was calculated based on information available at the date of acquisition, using a probability weighted assessment of the likelihood the milestones would be met and the estimated timing of such payments, and then the potential contingent payments were discounted to their present value using a probability adjusted discount rate that reflects the early stage nature of the development program, time to complete the program development, and market comparatives.

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

The carrying amount of financial assets represents the maximum credit exposure. The maximum exposure to credit risk at December 31, 2017 was the accounts receivable balance of $402,000 (2016 - $273,000).

All accounts receivable balances were current as at December 31, 2017 and December 31, 2016.

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

	December 31, 2017	December 31, 2016
Cash, cash equivalents and short-term investments	$126,352	$130,559
Less: Accounts payable and accrued liabilities	$(10,646)	$(9,910)
	$115,706	$120,649

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

The Company has not entered into any agreements or purchased any instruments to hedge possible currency risks. The Company’s exposure to Canadian dollar currency expressed in US dollars was as follows:

(in US$)	December 31, 2017	December 31, 2016
Cash and cash equivalents and short-term investments	$25,921	$43,094
Accounts receivable	375	289
Accrued revenue	—	128
Accounts payable and accrued liabilities	(1,273)	(3,238)
	$25,023	$40,273

An analysis of the Company’s sensitivity to foreign currency exchange rate movements is not provided in these financial statements as the Company’s Canadian dollar cash holdings and expected Canadian dollar revenues are sufficient to cover Canadian dollar expenses for the foreseeable future.

12. Supplementary information

Accounts payable and accrued liabilities is comprised of the following:

	December 31, 2017	December 31, 2016
Trade accounts payable	$1,987	$3,215
Research and development accruals	4,937	3,131
Professional fee accruals	429	498
Deferred lease inducements	42	350
Payroll accruals	2,893	2,178
Other accrued liabilities	358	538
	$10,646	$9,910

13. Interim financial data (unaudited)

	2017
	Q1	Q2	Q3	Q4	Total
Revenue	$235	$1,039	$6,892	$2,534	$10,700
Loss from operations	(18,299)	(19,485)	(12,897)	(60,249)	(110,930)
Net loss	$(18,627)	$(18,255)	$(11,600)	$(35,931)	$(84,413)
Basic and diluted net loss per common share	$(0.34)	$(0.33)	$(0.21)	$(0.67)	$(1.56)

	2016
	Q1	Q2	Q3	Q4	Total
Revenue	$603	$309	$774	$(195)	$1,491
Loss from operations	(19,977)	(195,248)	(18,975)	(257,439)	(491,639)
Net loss	$(15,874)	$(130,000)	$(19,595)	$(218,695)	$(384,164)
Basic and diluted net loss per common share	$(0.31)	$(2.47)	$(0.37)	$(4.05)	$(7.24)

14. Subsequent events

(a) Closing of Second Tier of a $116.4 million Strategic Investment from Roivant Sciences

On January 12, 2018, the Company closed the Tier 2 issue and sale of 664,000 Series A participating convertible preferred shares to Roivant for gross proceeds of $66,400,000, following receipt of the approval of the Company's shareholders on January 11, 2018. The Tier 2 closing represents the second of two tiers of Preferred Shares issued to Roivant and, together with the previously announced Tier 1 closing in October 2017 (see note 6), comprise the previously announced $116,400,000 strategic investment by Roivant in the Company.

(b) Consolidation of HBV business in Warminster, PA site

On February 2, 2018, the Company announced a site consolidation and organizational structuring to better align its HBV business in Warminster, PA. To achieve this alignment, the Company will reduce its global workforce by approximately 31% and plans to close its Burnaby facility. The Company will incur restructuring costs related to one-time employee termination benefits, employee relocation costs, and site closure costs estimated to be $5,000,000, which will be primarily paid in cash in the second quarter of 2018.

The Company and Roivant are currently negotiating a structure to jointly develop the Company's LNP and GalNAc technologies.

(c) Settlement of Litigation, Terminating Acuitas’ Rights to LNP Technology

In February 2018, the contractual issues concerning the cross-license agreement (excluding the claims for damages) were settled out of court, resulting in the termination of Acuitas’ rights to further use or sublicense our LNP technology, making permanent the effect of the Court’s prior injunction. Refer to note 10 - contingencies and commitments, and Item 3, "Legal Proceedings" in Part I of this annual report on Form 10-K for more information.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

As of the end of our fiscal year ended December 31, 2017, an evaluation of the effectiveness of our “disclosure controls and procedures” (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) was carried out by our management, with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO). Based upon that evaluation, the CEO and CFO have concluded that as of the end of that fiscal year, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in Securities Exchange Commission (the "Commission") rules and forms and (ii) accumulated and communicated to the management of the registrant, including the CEO and CFO, to allow timely decisions regarding required disclosure.

It should also be noted that the CEO and CFO believe that our disclosure controls and procedures provide a reasonable assurance that they are effective, they do not expect that our disclosure controls and procedures or internal control over financial reporting will prevent all errors and fraud. A control system, no matter how well conceived or operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.

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

Management has assessed the effectiveness of our internal control over financial reporting as at December 31, 2017. In making its assessment, management used the Committee of Sponsoring Organizations of the Treadway Commission (COSO) framework in Internal Control – Integrated Framework (2013) to evaluate the effectiveness of our internal control over financial reporting. Based on this assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2017.

Attestation Report of the Registered Public Accounting Firm

The independent registered public accounting firm’s report on the effectiveness of our internal control over financial reporting, is included in Item 8 of this annual report on Form 10-K and is incorporated herein by reference.

Changes in Internal Control over Financial Reporting

During the fiscal quarter ended December 31, 2017, we have implemented an independent third party stock option administration system, which we rely on for various financial reporting calculations including fair value and disclosure information. There have not been any other changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect the Company's internal control over financial reporting.

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

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 15, 2018.

ARBUTUS BIOPHARMA CORPORATION

By:	/s/ Mark Murray
Mark Murray
President and Chief Executive Officer

 Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 15, 2018.

Signatures	Capacity in Which Signed

/s/ Vivek Ramaswamy	Director (Chairman)
Vivek Ramaswamy

/s/ Mark Murray	President and Chief Executive Officer and Director
Mark Murray	(Principal Executive Officer)

/s/ Koert VandenEnden	Interim Chief Financial Officer
Koert VandenEnden	(Principal Financial Officer and Accounting Officer)

/s/ Daniel Burgess	Director
Daniel Burgess

/s/ Herbert J. Conrad	Director
Herbert J. Conrad

/s/ Richard C. Henriques	Director
Richard C. Henriques

/s/ Frank Karbe	Director
Frank Karbe

/s/ Keith Manchester	Director
Keith Manchester

/s/ William T. Symonds	Chief Development Officer and Director
William T. Symonds

Exhibit Number	Description

2.1*
Agreement and Plan of Merger and Reorganization, dated January 11, 2015, by and among Tekmira Pharmaceuticals Corporation, TKM Acquisition Corporation and OnCore Biopharma, Inc. (incorporated herein by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K/A filed with the SEC on January 26, 2015).

3.1**	Notice of Articles and Articles of the Company, as amended.

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

10.37*†
Letter Agreement between OnCore Biopharma, Inc. and Cytos Biotechnology AG, effective July 16, 2015 (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, filed with the SEC on November 5, 2015).

10.38*†
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

10.40*†
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

10.42*†
Amendment No. 2 to the Option Agreement by and among Tekmira Pharmaceuticals Corporation, Protiva Biotherapeutics Inc., Protiva Agricultural Development Company Inc. and Monsanto Canada Inc. dated January 12, 2014 (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, filed with the SEC on November 7, 2014).

10.43*†
License Agreement by and between NeuroVive Pharmaceutical AB and OnCore Biopharma, Inc., dated as of September 8, 2014 (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, filed with the SEC on May 6, 2015).

10.44*†
Research Collaboration and Funding Agreement by and between Baruch S. Blumberg Institute and OnCore Biopharma, Inc., dated as of October 29, 2014 (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, filed with the SEC on May 6, 2015).

10.45*†
Stock Purchase Agreement by and among OnCore Biopharma, Inc. and each of the stockholders of Enantigen Therapeutics, Inc., dated as of October 1, 2014 (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, filed with the SEC on May 6, 2015).

10.46*†
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

10.58*†
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

10.62*
Notice of Contract Termination from the U.S. Department of Defense for the TKM-Ebola Contract, dated October 1, 2015 (incorporated herein by reference to Exhibit 10.62 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2016, filed with SEC on March 22, 2017).

10.63*
Settlement Agreement and Release between Arbutus Biopharma Corporation and NeuroVive Pharmaceutical AB., dated October 19, 2016 (incorporated herein by reference to Exhibit 10.63 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2016, filed with SEC on March 22, 2017).

10.64*
Notice of Termination of License Agreement between Arbutus Biopharma Corporation and Dicerna Pharmaceuticals Inc., dated November 20, 2016 (incorporated herein by reference to Exhibit 10.64 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2016, filed with SEC on March 22, 2017).

10.65*
Notice of Termination of License Agreement between Arbutus Biopharma Corporation and Cytos Biotechnology Ltd. dated August 25, 2016 (incorporated herein by reference to Exhibit 10.65 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2016, filed with SEC on March 22, 2017).

10.66*#
Executive Employment Agreement Transfer, dated as of November 17, 2016, between Arbutus Biopharma Inc. and William T. Symonds (incorporated herein by reference to Exhibit 10.66 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2016, filed with SEC on March 22, 2017).

10.67*†#
License Agreement between Arbutus Biopharma Corporation and Alexion Pharma Holding dated March 15, 2017 (incorporated herein by reference to Exhibit 10.67 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2016, filed with SEC on March 22, 2017).

10.68*
Subscription Agreement and Related Documents between the Company and Roivant Sciences Ltd. (incorporated herein by reference to Exhibit A to the Registrant’s Preliminary Proxy Soliciting Materials on Schedule Pre 14A for the Special Meeting, filed with the SEC on November 21, 2017).

10.69*
Governance Amendments between the Company and Roivant Sciences Ltd. (incorporated herein by reference to Exhibit B to the Registrant’s Preliminary Proxy Soliciting Materials on Schedule Pre 14A for the Special Meeting, filed with the SEC on November 21, 2017).

10.70*
Amended and Restated Governance Agreement between the Company and Roivant Sciences Ltd. (incorporated herein by reference to Exhibit C to the Registrant’s Preliminary Proxy Soliciting Materials on Schedule Pre 14A for the Special Meeting, filed with the SEC on November 21, 2017).

10.71*
Amended and Restated Lockup Agreement between the Company and Roivant Sciences Ltd. (incorporated herein by reference to Exhibit D to the Registrant’s Preliminary Proxy Soliciting Materials on Schedule Pre 14A for the Special Meeting, filed with the SEC on November 21, 2017).

10.72*
Amendment to Registration Rights Agreement between the Company and Roivant Sciences Ltd. (incorporated herein by reference to Exhibit E to the Registrant’s Preliminary Proxy Soliciting Materials on Schedule Pre 14A for the Special Meeting, filed with the SEC on November 21, 2017).

10.73*
Amended and Restated Standstill Agreement between the Company and Roivant Sciences Ltd. (incorporated herein by reference to Exhibit F to the Registrant’s Preliminary Proxy Soliciting Materials on Schedule Pre 14A for the Special Meeting, filed with the SEC on November 21, 2017).

10.74*
Preferred Share Article Amendment between the Company and Roivant Sciences Ltd. (incorporated herein by reference to Exhibit G to the Registrant’s Preliminary Proxy Soliciting Materials on Schedule Pre 14A for the Special Meeting, filed with the SEC on November 21, 2017).

10.75**#	Termination and Severance Agreement between Arbutus Biopharma Corporation and Bruce Cousins, dated February 8, 2018.

10.76**#	Executive Employment Agreement Transfer between Arbutus Biopharma Corporation and Koert VandenEnden., dated February 16, 2018.

10.77**#	Indemnity Agreement between Arbutus Biophrama Corporation and Koert VandenEnden, dated February 16, 2018.

10.78**
Exclusivity Agreement, dated February 13, 2018, by and between the Company and Roivant Sciences Ltd. (incorporated herein by reference to Exhibit 7.09 of the Schedule 13D filed with the SEC by Roivant Sciences Ltd. on February 14, 2018).

21.1**	List of Subsidiaries.

23.1**	Consent of KPMG LLP, an Independent Registered Public Accounting Firm.

31.1**	Certification of Chief Executive Officer pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of Chief Financial Officer pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Previously filed

**	Filed herewith

†	Confidential treatment granted as to portions of this exhibit.

††	Confidential treatment has been requested as to portions of this exhibit.

#	Management Contract