Form 10-Q
period 2018-03-31
Arbutus Biopharma Corp
filed 2018-05-04
CIK 1447028

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
OR
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

Large accelerated filer [ ]	Accelerated filer [X]	Non-accelerated filer [ ]	Smaller reporting company [ ]	Emerging growth company [ ]
(Do not check if a smaller reporting company)

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.

1

[   ]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [   ]        No [X]
As of April 30, 2018, the registrant had 55,167,997 common shares, no par value, outstanding. In addition, the Company had 6,768,966 stock options outstanding and 1,164,000 Series A participating convertible preferred shares (the “Preferred Shares”), outstanding, which will be subject to mandatory conversion into 22,589,601 common shares on October 16, 2021 (subject to limited exceptions in the event of certain fundamental corporate transactions relating to Arbutus’ capital structure or assets, which would permit earlier conversion at Roivant’s option). Assuming the stock options were exercised and preferred shares were converted as of April 30, 2018, the Company would have had 78,836,494 common shares outstanding at April 30, 2018.

2

ARBUTUS BIOPHARMA CORP.

3

4

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
ARBUTUS BIOPHARMA CORPORATION
Condensed Consolidated Balance Sheets
(Unaudited)

(Expressed in thousands of U.S. dollars, except share and per share amounts)
(Prepared in accordance with US GAAP)

	March 31,	December 31,
	2018	2017
Assets
Current assets:
Cash and cash equivalents	$12,461	$54,292
Short-term investments (note 2)	160,079	72,060
Accounts receivable	719	402
Accrued revenue	128	128
Investment tax credits receivable	342	340
Prepaid expenses and other assets	1,457	2,144
Total current assets	175,186	129,366
Restricted cash (note 2)	—	12,601
Property and equipment	25,080	24,854
Less accumulated depreciation	(13,251)	(12,671)
Property and equipment, net of accumulated depreciation	11,829	12,183
Intangible assets (note 3)	58,647	58,647
Goodwill (note 3)	24,364	24,364
Total assets	$270,026	$237,161
Liabilities and stockholders' equity
Current liabilities:
Accounts payable and accrued liabilities (note 6)	$6,459	$10,646
Deferred revenue (note 4)	1,720	2,742
Liability-classified options (note 2)	1,188	1,239
Site consolidation accrual (note 8)	1,029	—
Total current liabilities	10,396	14,627
Deferred lease incentives, net of current portion	693	693
Loan payable (note 7)	—	12,001
Contingent consideration (notes 2 and 9)	9,576	10,424
Deferred tax liability	16,943	16,943
Total liabilities	37,608	54,688
Stockholders’ equity:
Preferred shares (note 5)
Authorized - 1,164,000 with no par value
Issued and outstanding: 1,164,000 (December 31, 2017 - 500,000)	118,381	49,780
Common shares
Authorized - unlimited number with no par value
Issued and outstanding: 55,087,191 (December 31, 2017 - 55,060,662)	876,288	876,108
Additional paid-in capital	43,769	42,840
Deficit	(757,835)	(738,070)
Accumulated other comprehensive loss	(48,185)	(48,185)
Total stockholders' equity	232,418	182,473
Total liabilities and stockholders' equity	$270,026	$237,161

Nature of business and future operations (note 1)
Contingencies and commitments (note 9)
Subsequent events (note 11)
See accompanying notes to the condensed consolidated financial statements.

ARBUTUS BIOPHARMA CORPORATION
Condensed Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)

(Expressed in thousands of U.S. dollars, except share and per share amounts)
(Prepared in accordance with US GAAP)

	Three months ended
	March 31,
	2018	2017
Revenue (note 4)	$1,436	$235

Expenses
Research, development, collaborations and contracts	13,949	13,872
General and administrative	3,669	4,328
Depreciation of property and equipment	602	334
Site consolidation (note 8)	1,621	—
Total expenses	19,841	18,534

Loss from operations	(18,405)	(18,299)

Other income (losses)
Interest income	758	368
Interest expense	(104)	(42)
Foreign exchange gain (loss)	(526)	427
Decrease (increase) in fair value of warrant liability (note 2)	—	(22)
Decrease (increase) in fair value of contingent consideration (note 9)	848	(1,059)
Total other income (losses)	976	(328)

Net loss	$(17,429)	$(18,627)

Items applicable to preferred shares
Accrual of coupon on convertible preferred shares	(2,336)	—

Net loss attributable to common shares	$(19,765)	$(18,627)

Net loss attributable to common shareholders, per share
Basic and diluted	$(0.36)	$(0.34)
Weighted average number of common shares
Basic and diluted	55,071,964	54,307,464
See accompanying notes to the condensed consolidated financial statements.

ARBUTUS BIOPHARMA CORPORATION
Condensed Consolidated Statement of Stockholders’ Equity
(Unaudited)

(Expressed in thousands of U.S. dollars, except share and per share amounts)
(Prepared in accordance with US GAAP)

	Convertible Preferred Shares		Common Shares
	Number of shares	Share capital	Number of shares	Share capital	Additional paid-in capital	Deficit	Accumulated other comprehensive loss	Total stockholders' equity
December 31, 2017	500,000	$49,780	55,060,650	$876,108	$42,840	$(738,070)	$(48,185)	$182,473

Issuance of Preferred Shares, net of issuance cost of $135	664,000	66,265						66,265
Accrual of coupon on Preferred Shares (note 5)		2,336				(2,336)		—
Stock-based compensation					1,510			1,510
Certain fair value adjustments to liability stock option awards					(504)			(504)
Issuance of common shares pursuant to exercise of options			26,541	180	(77)			103
Net loss						(17,429)		(17,429)
Balance, March 31, 2018	1,164,000	$118,381	55,087,191	$876,288	$43,769	$(757,835)	$(48,185)	$232,418
See accompanying notes to the condensed consolidated financial statements.

ARBUTUS BIOPHARMA CORPORATION
Condensed Consolidated Statements of Cash Flow
(Unaudited)

(Expressed in thousands of U.S. dollars)
(Prepared in accordance with US GAAP)

	Three months ended
	March 31,
	2018	2017
OPERATING ACTIVITIES
Net loss for the period	$(17,429)	$(18,627)
Items not involving cash:
Depreciation of property and equipment	602	334
Stock-based compensation - research, development, collaborations and contract expenses	783	2,622
Stock-based compensation - general and administrative expenses	172	1,881
Unrealized foreign exchange (gains) losses	565	(425)
Change in fair value of warrant liability	—	22
Change in fair value of contingent consideration	(848)	1,059
Net change in non-cash operating items:
Accounts receivable	(317)	(7,605)
Investment tax credits receivable	(2)	(15)
Prepaid expenses and other assets	687	(264)
Accounts payable and accrued liabilities	(4,187)	(3,909)
Deferred revenue	(1,022)	7,392
Site consolidation accrual	1,029	—
Net cash used in operating activities	(19,967)	(17,535)
INVESTING ACTIVITIES
Disposition (acquisition) of short and long-term investments, net	(75,418)	26,618
Acquisition of property and equipment	(248)	(3,423)
Net cash provided by (used) in investing activities	(75,666)	23,195
FINANCING ACTIVITIES
Promissory note repayment (note 7)	(12,001)	—
Proceeds from sale of Series A Preferred Shares, net of issuance costs	66,265	—
Issuance of common shares pursuant to exercise of options	103	1
Issuance of common shares pursuant to exercise of warrants	—	353
Net cash provided by financing activities	54,367	354
Effect of foreign exchange rate changes on cash and cash equivalents	(565)	424
(Decrease) Increase in cash and cash equivalents	(41,831)	6,438
Cash and cash equivalents, beginning of period	54,292	23,413
Cash and cash equivalents, end of period	$12,461	$29,851
Supplemental cash flow information
Non-cash transactions:
Acquired property and equipment in trade payables	—	1,427
See accompanying notes to the condensed consolidated financial statements.

ARBUTUS BIOPHARMA CORPORATION

Notes to Condensed Consolidated Financial Statements
(Tabular amounts in thousands of US Dollars, except share and per share amounts)

1.      Nature of business and future operations

Arbutus Biopharma Corporation (the “Company” or “Arbutus”) is a biopharmaceutical business dedicated to discovering, developing, and commercializing a cure for patients suffering from chronic hepatitis B infection, a disease of the liver caused by the hepatitis B virus (“HBV”). To pursue its strategy of developing a curative combination regimen, the Company has assembled a pipeline of multiple drug candidates with differing and complementary mechanisms of action targeting HBV.

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

2.      Significant accounting policies

Basis of presentation

These unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles of the United States of America (“U.S. GAAP”) for interim financial statements and accordingly, do not include all disclosures required for annual financial statements. These statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the year ended December 31, 2017 and included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017. The unaudited condensed consolidated financial statements reflect, in the opinion of management, all adjustments and reclassifications necessary to present fairly the financial position, results of operations and cash flows at March 31, 2018 and for all periods presented. The results of operations for the three months ended March 31, 2018 and March 31, 2017 are not necessarily indicative of the results for the full year. These unaudited condensed consolidated financial statements follow the same significant accounting policies as those described in the notes to the audited consolidated financial statements of the Company for the year ended December 31, 2017, except as described below.

Principles of Consolidation

These unaudited condensed consolidated financial statements include the accounts of the Company and its two wholly-owned subsidiaries, Arbutus Biopharma Inc. ("Arbutus Inc.") and Protiva Biotherapeutics Inc. ("Protiva"). On January 1, 2018, Protiva was amalgamated with Arbutus Biopharma Corporation. All intercompany transactions and balances have been eliminated on consolidation.

Income or loss per share

The Company follows the two-class method when computing net loss attributable to common shareholders per share as the Company has issued Preferred Shares (note 5) that meet the definition of participating securities. The Preferred Shares entitle the holders to participate in dividends but do not require the holders to participate in losses of the Company. Accordingly, if the Company reports a net loss attributable to common shareholders net losses are not allocated to Preferred Shareholders.

Income or loss per share is calculated based on the weighted average number of common shares outstanding. Diluted loss per share does not differ from basic loss per share since the effect of the Company’s stock options, liability-classified stock option awards, and warrants are anti-dilutive. During the three months ended March 31, 2018, potential common shares of 22,095,109, consisting of the as-if converted number of Class A Preferred shares and stock options, (March 31, 2017 – 5,961,443) were excluded from the calculation of loss per common share because their inclusion would be anti-dilutive.

The following table sets out the computation of basic and diluted net loss attributable to common shareholders per share:

	For the period ended March 31,
	2018		2017
Numerator:	Common Shares	Preferred Shares	Common Shares
Allocation of distributable earnings	$—	$2,336	$—
Allocation of undistributed earnings (loss)	(19,765)	—	(18,627)
Allocation of earnings (loss) attributed to shareholders	$(19,765)	$2,336	$(18,627)
Denominator:
Weighted average number of shares - basic and diluted	55,071,964	1,075,467	54,307,464
Basic and diluted net loss attributable to shareholders per share	$(0.36)	$2.17	$(0.34)

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

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis, and indicates the fair value hierarchy of the valuation techniques used to determine such fair value:

	Level 1	Level 2	Level 3	March 31, 2018
Assets
Cash and cash equivalents	$12,461	—	—	$12,461
Short-term investments	160,079	—	—	160,079
Long-term investment	—	—	—	—
Total	$172,540	—	—	$172,540
Liabilities
Liability-classified options	—	—	$1,188	$1,188
Contingent consideration	—	—	9,576	9,576
Site consolidation accrual			1,029	1,029
Total	—	—	$11,793	$11,793

	Level 1	Level 2	Level 3	December 31, 2017
Assets
Cash and cash equivalents	$54,292	—	—	$54,292
Short-term investments	72,060	—	—	72,060
Restricted cash	12,601	—	—	12,601
Total	$138,953	—	—	$138,953
Liabilities
Liability-classified options			$1,239	$1,239
Contingent consideration	—	—	10,424	10,424
Total	—	—	$11,663	$11,663

The following table presents the changes in fair value of the Company’s liability-classified stock option awards:

	Liability at beginning of the period	Fair value of liability-classified options exercised in the period	Increase (decrease) in fair value of liability	Liability at end of the period
Three months ended March 31, 2017	$553	$—	$266	$819
Three months ended March 31, 2018	$1,239	$—	$(51)	$1,188

The following table presents the changes in fair value of the Company’s contingent consideration:

	Liability at beginning of the period	Increase in fair value of Contingent Consideration	Liability at end of the period
Three months ended March 31, 2017	$9,065	$1,059	$10,124
Three months ended March 31, 2018	$10,424	$(848)	$9,576

Site consolidation accrual

Site consolidation accrual includes one-time employee termination benefits, employee relocation costs, and site closure costs. The Company accounts for site consolidation expense in accordance with ASC 420, Exit or Disposal Cost Obligations. ASC 420 specifies that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, except for a liability where employees are required to render service until they are terminated in order to receive termination benefits and will be retained to render service beyond the minimum retention period. A liability for such one-time termination benefits shall be measured initially at the communication date based on the fair value of the liability as of the termination date and recognized ratably over the future service period. The fair value of these liabilities is based present value model using a credit-adjusted risk-free rate.

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

The new revenue standard (Accounting Standards Codification “ASC" 606) became effective for the Company on January 1, 2018, and was adopted using the modified retrospective method under which previously presented financial statements are not restated and the cumulative effect of adopting the new revenue standard on contracts in process is recognized by an adjustment to retained earnings at the effective date. The adoption of the new revenue standard did not change the Company’s recognized revenue under its ongoing significant collaborative research and license agreements and no cumulative effect adjustment was required.

The new guidance in ASC 606 requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers under a five-step model: (1) identify contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when or as a performance obligation is satisfied.

The Company generates revenue primarily through collaboration agreements. Such agreements may require the Company to deliver various rights and/or services, including intellectual property rights or licenses and research and development services. Under such collaboration agreements, the Company is generally eligible to receive non-refundable upfront payments, funding for research and development services, milestone payments, and royalties.

In contracts where the Company has more than one performance obligation to provide its customer with goods or services, each performance obligation is evaluated to determine whether it is distinct based on whether (i) the customer can benefit from the good or service either on its own or together with other resources that are readily available and (ii) the good or service is separately identifiable from other promises in the contract. The consideration under the contract is then allocated between the distinct performance obligations based on their respective relative stand-alone selling prices. The estimated stand-alone selling price of each deliverable reflects the Company’s best estimate of what the selling price would be if the deliverable was regularly sold on a stand-alone basis and is determined by reference to market rates for the good or service when sold to others or by using an adjusted market assessment approach if selling price on a stand-alone basis is not available.

The consideration allocated to each distinct performance obligation is recognized as revenue when control is transferred to the customer for the related goods or services. Consideration associated with at-risk substantive performance milestones, including sales-based milestones, is recognized as revenue when it is probable that a significant reversal of the cumulative revenue recognized will not occur. Sales-based royalties received in connection with licenses of intellectual property are subject to a specific exception in the revenue standards, whereby the consideration is not included in the transaction price and recognized in revenue until the customer’s subsequent sales or usages occur.

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

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. The new standard clarifies certain aspects of the statement of cash flows, and aims to reduce diversity in practice regarding how certain transactions are classified in the statement of cash flows. This standard was effective January 1, 2018. The Company adopted ASU No. 2016-15 in the first quarter of 2018. The adoption of this guidance did not have a material impact on the Company's financial position and results of operations.

In October 2016 the FASB issued ASU No. 2016-16, Income Taxes (Topic 740): Intra-Entity Transfer of Assets Other Than Inventory. This new standard eliminates the deferral of the tax effects of intra-entity asset transfers other than inventory. As a result, the income tax consequences from the intra-entity transfer of an asset other than inventory and associated changes to deferred taxes will be recognized when the transfer occurs. The Company adopted ASU No. 2016-16 in the first quarter of 2018. The adoption of this guidance did not have a material impact on the Company's financial position and results of operations.

In November 2016, the FASB issued a new standard that clarifies how entities should present restricted cash in the statement of cash flows. Under the new standard, changes in total cash, inclusive of restricted cash, should be reflected in the statement of cash flows. As a result, transfers between cash and restricted cash will no longer be reflected as activity within the statement of cash flows. We adopted the new standard on January 1, 2018. The adoption of this standard did not have a material impact on our condensed consolidated statements of cash flows.

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

The following table summarizes the carrying values of the intangible assets as at March 31, 2018:

	March 31, 2018	December 31, 2017
IPR&D – Immune Modulators	$—	$—
IPR&D – Antigen Inhibitors	14,811	14,811
IPR&D – cccDNA Sterilizers	43,836	43,836
Total Intangible Assets	$58,647	$58,647

Impairment evaluation of goodwill

At March 31, 2018, the Company did not identify any new indicators of impairment. No impairment charge on intangible assets or goodwill was recorded for the period ended March 31, 2018 (three months ended March 31, 2017 - nil).

4.      Collaborations, contracts and licensing agreements

The following table set forth revenue recognized under collaborations, contracts and licensing agreements, in thousands:

	Three months ended March 31,
	2018	2017
Alexion (a)	$—	$127
Gritstone (b)	1,150	—
Other milestone and royalty payments (c)	286	108
Total revenue	$1,436	$235

The following table sets forth deferred collaborations and contracts revenue:

	March 31, 2018	December 31, 2017
Gritstone (b)	$1,705	$2,727
DoD	15	15
Deferred revenue, current portion	1,720	2,742
Total deferred revenue	$1,720	$2,742

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

On July 27, 2017, the Company received notice of termination from Alexion for the Company's LNP license agreement. The termination was driven by a strategic review of Alexion's business and research and development portfolio, which included a decision to discontinue development of mRNA therapeutics. The $7,500,000 upfront payment received in March 2017 is non-refundable, and the Company recorded the remaining deferred revenue balance, as well as any revenue and costs related to closeout procedures in the statement of operations and comprehensive loss for the period ended September 30, 2017.

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

The Company determined the promised goods and services under the Agreements included the rights and license granted, involvement in the joint steering committee, and other services provided, as determined under the research plan. The license and involvement in the joint steering committee have been determined by the Company to be distinct. Therefore, these promised goods and services are treated as one performance obligation and recognized as revenue over the performance period as the Company transfers the technical "know-how" for the customized formulations. As at January 1, 2018 and March 31, 2018 the Company had $2,727,000 and $1,705,000 of contract liabilities related to the upfront payment from this licensing agreement, $1,022,000 was recognized as revenue during the three months ended March 31, 2018.

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

Talon was acquired by Spectrum in July 2013. The acquisition does not affect the terms of the license between Talon and the Company. On September 3, 2013, Spectrum announced that they had shipped the first commercial orders of Marqibo. For the three months ended March 31, 2018, the Company recorded $22,000 in Marqibo royalty revenue (three months ended March 31, 2017 - $54,000). For the three months ended March 31, 2018, the Company accrued 2.5% in royalties due to TPC in respect of the Marqibo royalty earned by the Company – see note 9, contingencies and commitments.

5. Share capital

Series A participating convertible preferred shares ("Preferred Shares")

On October 2, 2017, the Company announced that it entered into a subscription agreement with Roivant for the sale of Preferred Shares to Roivant for gross proceeds of $116,400,000. The Preferred Shares are non-voting and are convertible into common shares at a conversion price of $7.13 per share. The purchase price for the Preferred Shares plus an amount equal to 8.75% per annum, compounded annually, will be subject to mandatory conversion into 22,589,601 common shares on October 16, 2021 (subject to limited exceptions in the event of certain fundamental corporate transactions relating to Arbutus’ capital structure or assets, which would permit earlier conversion at Roivant’s option). After conversion of the Preferred Shares into common shares, based on the number of common shares outstanding on October 2, 2017, Roivant would hold 49.90% of the Company's common shares. Roivant has agreed to a four year lock-up period for this investment and its existing holdings in Arbutus. Roivant has also agreed to a four year standstill whereby Roivant will not acquire greater than 49.99% of the Company's common shares or securities convertible into common shares.

The initial investment of $50,000,000 closed on October 16, 2017, and the remaining amount of $66,400,000 closed on January 12, 2018 following regulatory and shareholder approvals, as applicable, under Canadian securities law.

The Company records the Preferred Shares wholly as equity under ASC 480, with no bifurcation of conversion feature from the host contract, given that the Preferred Shares cannot be cash settled and the redemption features are within the Company's control, which include a fixed conversion ratio with predetermined timing and proceeds. The Company accrues for the 8.75% per annum compounding coupon at each reporting period end date as an increase to preferred share capital, and an increase to deficit (see statement of stockholder's equity).

6.      Accounts payable and accrued liabilities

Accounts payable and accrued liabilities are comprised of the following, in thousands:

	March 31, 2018	December 31, 2017
Trade accounts payable	$943	$1,987
Research and development accruals	3,683	4,937
Professional fee accruals	1,222	429
Deferred lease inducements	97	42
Payroll accruals	192	2,893
Other accrued liabilities	322	358
	$6,459	$10,646

7.     Loan payable

On December 27, 2016, the Company obtained a three-year loan of $12,001,000 from Wells Fargo in the form of a promissory note for the purpose of financing its operations, including the expansion of laboratory facilities for its U.S. operations. The loan accrued interest daily. The variable component is the one-month London Interbank Offered Rate (LIBOR), and a margin of 1.25% per annum. The carrying value of the loan is recorded at the principal plus any accrued interest not yet paid. The loan was due on December 27, 2019.

The loan was secured by the Company's cash of $12,601,000, and is restricted from use until the loan has been settled in full. The Company invested the restricted cash in a two-year fixed certificate of deposit with Wells Fargo (see note 2).

In March 2018, the Company repaid the loan and accrued interest in full, resulting in the release of $12,601,000 from restricted cash to short-term investments on the Company's balance sheet for the period ended March 31, 2018.

8.    Site consolidation

On February 8, 2018, the Company announced a site consolidation and organizational restructuring to align its HBV business in Warminster, PA, by reducing its global workforce by approximately 35% and by closing its Burnaby facility. In March 2018, the Company began executing its site consolidation plan and began to incur related costs.

Included in the site consolidation plan is the payment of one-time employee termination benefits, employee relocation costs, and site closure costs, which is expected to be primarily paid in cash in the second quarter of 2018.

The Company accounts for site consolidation expense in accordance with ASC 420, Exit or Disposal Cost Obligations. ASC 420 specifies that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, except for a liability where employees are required to render service until they are terminated in order to receive termination benefits and will be retained to render service beyond the minimum retention period. A liability for such one-time termination benefits shall be measured initially at the communication date based on the fair value of the liability as of the termination date and recognized rateably over the future service period.

The Company estimates that the total expenses to complete the site consolidation will be approximately $5,000,000.

The following table shows expenses recorded in the three months ended March 31, 2018 and the liability as at March 31, 2018.

Description of expense	Three months ended March 31, 2018
Employee severance	1,381
Employee relocation	240
Lease and facility	—
Total site consolidation	1,621
Paid up to March 31, 2018	592
Accrual at March 31, 2018	1,029

9.      Contingencies and commitments

Product development partnership with the Canadian Government

The Company entered into a Technology Partnerships Canada ("TPC") agreement with the Canadian Federal Government on November 12, 1999. Under this agreement, TPC agreed to fund 27% of the costs incurred by the Company, prior to March 31, 2004, in the development of certain oligonucleotide product candidates up to a maximum contribution from TPC of $7,179,000 (C$9,256,000). As at March 31, 2018, a cumulative contribution of $2,871,000 (C$3,702,000) had been received and the Company does not expect any further funding under this agreement. In return for the funding provided by TPC, the Company agreed to pay royalties on the share of future licensing and product revenue, if any, that are received by the Company on certain non-siRNA oligonucleotide product candidates covered by the funding under the agreement. These royalties are payable until a certain cumulative payment amount is achieved or until a pre-specified date. In addition, until a cumulative amount equal to the funding actually received under the agreement has been paid to TPC, the Company agreed to pay 2.5% royalties on any royalties the Company receives for Marqibo. For the three months ended March 31, 2018, the Company earned royalties on Marqibo sales in the amount of $22,000 ( March 31, 2017 – $54,000) (see note 4(c)), resulting in $1,000 being recorded by the Company as royalty payable to TPC (March 31, 2017 -$1,000). The cumulative amount paid or accrued up to March 31, 2018 was $23,000, therefore the remaining contingent amount due to TPC is $2,849,000 (C$3,673,000).

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

Blumberg and Drexel

In February 2014, Arbutus Inc. entered into a license agreement with Blumberg and Drexel that granted Arbutus Inc. an exclusive, worldwide, sub-licensable license to three different compound series: cccDNA inhibitors, capsid assembly inhibitors and HCC inhibitors.

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

10.      Concentrations of credit risk

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

The carrying amount of financial assets represents the maximum credit exposure. The maximum exposure to credit risk at March 31, 2018 was the accounts receivable balance of $719,000 (December 31, 2017 - $402,000).

All accounts receivable balances were current at March 31, 2018 and at December 31, 2017.

11.      Subsequent event

Arbutus and Roivant launch Genevant Sciences Corporation ("Genevant")

On April 11, 2018, the Company announced that it had entered into an agreement with Roivant to launch Genevant, a jointly-owned company focused on the discovery, development, and commercialization of a broad range of RNA-based therapeutics enabled by Arbutus' proprietary lipid nanoparticle (LNP) and ligand conjugate delivery technologies.

Under the terms of the agreement, the Company will license exclusive rights to its LNP and ligand conjugate delivery platforms to Genevant for RNA-based applications outside of HBV, and Roivant will contribute $37,500,000 in transaction-related seed capital for Genevant in exchange for which each party will initially have a 50% ownership interest in Genevant. Roivant's contribution consists of an initial capital contribution of $22,500,000, and a commitment to contribute a further $15,000,000 at a pre-determined, stepped-up valuation. The Company will retain all rights to the LNP and conjugate delivery platforms for HBV, and will be entitled to a tiered royalty from Genevant on future sales of products enabled by those delivery platforms. The Company will also retain the entirety of its royalty entitlement on the commercialization of Alnylam's patisiran. Refer to Part I, Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Overview" for additional information.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following discussion and analysis by our management of our financial position and results of operations in conjunction with our audited consolidated financial statements and related notes thereto included as part of our Annual Report on Form 10-K for the year ended December 31, 2017. Our consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles and are presented in U.S. dollars.

FORWARD-LOOKING STATEMENTS
The information in this report contains forward-looking statements within the meaning of the Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, and forward looking information within the meaning of Canadian securities laws (collectively, “forward-looking statements”). Forward-looking statements in this report include statements about our strategy, future operations, clinical trials, prospects and the plans of management; the discovery, development and commercialization of a cure for HBV; our beliefs and development path and strategy to achieve a cure for HBV; obtaining necessary regulatory approvals; obtaining adequate financing through a combination of financing activities and operations; the possibility of receiving total milestone payments of up to $18,000,000 on Alocrest and Brakiva; the payment of one-time employee termination benefits, employee relocation costs, and site closure costs, totalling approximately $5,000,000, to be primarily paid in cash in the second quarter of 2018; the expected timing of certain triggering events for payments by Arbutus Inc. related to Enantigen’s programs; the execution of the terms of the agreement with Roivant to launch Genevant; the potential of our LNP platform to provide royalties and significant additional capital to fund development of our many HBV assets; developing a suite of products that intervene at different points in the viral life cycle, with the potential to reactivate the host immune system; using preclinical results to adaptively design clinical studies for additional cohorts of patients, testing the combination and the duration of therapy; evaluating different treatment durations to determine the optimal finite duration of therapy; selecting combination therapy regimens and treatment durations to conduct Phase III clinical trials intended to ultimately support regulatory filings for marketing approval; approval for a single product from our pipeline by combining with available agents to improve upon the cure rate with the current standard of care; expanding our HBV drug candidate pipeline through internal development, acquisitions and in-licenses; interim results from a 30-week Phase II study of ARB-1467 in combination with tenofovir and pegylated interferon expected in the second half of 2018, followed by final results in 2019; continuing to focus on rapidly advancing AB-506 into clinical testing before proceeding with additional clinical evaluation of AB-423; an IND (or equivalent) filing for AB-506 in mid-2018; an IND (or equivalent) filing for AB-452 in mid-2018, with the potential to be a 'best-in-class' capsid inhibitor and once-daily oral dosing;the potential for once daily, oral dosing of AB-452, along with an IND/CTA filing in 2018; presenting results of additional preclinical studies in 2018; an IND/CTA filing in 2019 for AB-729; possible low to mid-single-digit royalty payments escalating based on sales performance as Alnylam’s LNP-enabled products, including patisiran, are commercialized; payments from the Gritstone licensing agreement; retaining all rights to our LNP and conjugate delivery platforms for HBV, with an entitlement to a tiered royalty from Genevant on future sales of products enabled by those delivery platforms; the members of Genevant’s executive team; the expectation for organizational changes to result in increased efficiency, a more flexible variable cost structure, and additional preservation of our cash reserves; reducing our global workforce by approximately 35% and closing our Burnaby, BC facility during the second quarter of 2018; the belief that current legal proceedings will not have a material adverse effect on our consolidated results of operations, cash flows, or financial condition; the expected return from strategic alliances, licensing agreements, and research collaborations; statements with respect to revenue and expense fluctuation and guidance; having sufficient cash resources to fund our operations for at least the next 12 months; obtaining funding to maintain and advance our business from a variety of sources including public or private equity or debt financing, collaborative arrangements with pharmaceutical companies and government grants and contracts; and the quantum and timing of potential funding.
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

OVERVIEW

Arbutus Biopharma Corporation ("Arbutus", the "Company", "we", "us", and "our") is a publicly traded (Nasdaq Global Market: ABUS) industry-leading therapeutic solutions company dedicated to discovering, developing, and commercializing a cure for patients suffering from chronic Hepatitis B Virus (HBV) infection. HBV represents a significant, global unmet medical need and is the cause of the most common serious liver infection in the world. The World Health Organization (WHO) estimates that approximately 300 million people worldwide are chronically infected (WHO, 2017), and other estimates suggest this could include approximately 2 million people in the United States (Kowdley et al., 2012).

To pursue our strategy of developing a curative combination regimen for chronic HBV, we have assembled a robust pipeline consisting of multiple drug candidates with differing but complementary mechanisms of action (MOA), each of which have the potential to improve upon the standard of care and contribute to curative combination treatment regimen. In addition to our HBV pipeline, we have a lipid nanoparticle delivery (LNP) platform with broad applications that extend beyond HBV that we have licensed to Genevant Sciences (Genevant), in which Arbutus initially holds a 50% ownership interest. Related to the LNP platform, we retain a royalty entitlement on a drug that may be approved later in 2018. These assets have the potential to provide significant additional capital to fund development of our many HBV assets.

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

Our very broad pipeline of HBV product candidates includes ARB-1467 (RNAi); AB-506 (capsid inhibitor); AB-452 (HBV RNA destabilizer); AB-729 (GalNAc RNAi), and multiple preclinical agents in development with novel mechanisms of action (MOA).

We continue to expand our HBV pipeline through internal discovery and development and possibly acquisitions and in-licenses. We also have a research collaboration agreement with the Baruch S. Blumberg Institute that provides exclusive rights to in-license any intellectual property generated through the collaboration.

RNAi (ARB-1467)

Our lead RNA interference (RNAi) HBV candidate, ARB-1467, is designed to reduce Hepatitis B surface antigen (HBsAg) expression in patients chronically infected with HBV. Reducing HBsAg is thought to be a key prerequisite to enable a patient’s immune system to raise an adequate immune response against the virus. The ability of ARB-1467 to inhibit numerous viral elements in addition to HBsAg increases the likelihood of affecting the viral infection.

ARB-1467 is a multi-component RNAi therapeutic that simultaneously targets three sites on the HBV genome, including the HBsAg coding region. Targeting three distinct and highly conserved sites on the HBV genome is intended to facilitate potent knockdown of all viral mRNA transcripts and viral antigens across a broad range of HBV genotypes and lower the risk of developing antiviral resistance. In preclinical models, ARB-1467 treatment results in reductions in intrahepatic and serum HBsAg, HBV DNA, covalently closed circular DNA (cccDNA), Hepatitis B e antigen (HBeAg) and Hepatitis B c antigen (HBcAg). ARB-1467 was evaluated in a Phase I Single Ascending Dose (SAD) trial designed to assess the safety, tolerability, and pharmacokinetics of intravenous administration of the product in healthy adult subjects. In the Phase I SAD study, dosing healthy volunteer subjects was well-tolerated to a dose of 0.4 mg/kg but a maximum tolerated dose was not reached.

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

Results from monthly doses in Cohorts 1, 2 and 3 demonstrated a significant reduction in serum HBsAg and a step-wise, additive reduction in serum HBsAg with each subsequent dose. The HBsAg reduction achieved after three monthly doses of 0.4mg/kg in Cohort 2 was greater than that seen at 0.2 mg/kg in Cohort 1, demonstrating a dose-response with repeat dosing. We observed no significant differences in serum HBsAg reductions between HBeAg-negative and HBeAg-positive patients. In Cohort 4, five doses of ARB-1467 were administered on a bi-weekly dosing schedule. Results after 5 doses of bi-weekly administration demonstrated a deeper reduction in HBsAg levels compared to the results observed during the monthly administration, with a mean reduction of 1.4 log10 and a maximum reduction of 2.7 log10. Seven of the twelve patients met the predefined response criteria (a reduction greater than 1 log10 and HBsAg levels < 1000 IU/ml) at or before day 71. Five of the seven patients who met the response criteria had their serum HBsAg reduced to low absolute levels (below 50 IU/mL). Results for the extension suggested that monthly dosing was not sufficient to maintain or improve upon these reductions in HBsAg levels, thus new studies exploring prolonged bi-weekly administration of ARB-1467 have been initiated.

We have initiated a triple combination study of our RNAi agent ARB-1467 with tenofovir (TDF) and pegylated interferon (PegIFN) therapy to determine if this regimen will result in patients reaching undetectable HBV DNA and HBsAg levels. The Phase II combination trial is a 30-week multi-dose study in 20 HBV DNA -positive, HBeAg-negative, treatment naïve, patients who will receive bi-weekly doses of ARB-1467 at 0.4 mg/kg and daily oral TDF doses for 30 weeks. Those patients who reach predetermined criteria 6 weeks will qualify for the addition of weekly PegIFN treatment, while continuing to receive bi-weekly doses of ARB-1467 and daily doses of TDF for the remaining 24 weeks. Patients will be followed for 24 weeks after the treatment period concludes. Interim on-treatment results from this trial are expected in the second half of 2018, followed by final results in 2019.

Capsid Inhibitors (AB-506 & AB-423)

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

AB-423 was our first-generation capsid inhibitor candidate, which was evaluated in a Phase I SAD and Multiple Ascending Dose (MAD) trial designed to assess the safety, tolerability, and pharmacokinetics (PK) of oral administration of the product in healthy volunteers. AB-423 was well-tolerated with no serious adverse events following single doses up to 800 mg. Multiple doses up to 400 mg twice daily were also well tolerated.

In addition to AB-423, our capsid inhibitor discovery effort generated promising back-up compounds in 2017, which led to the nomination of a next-generation capsid inhibitor AB-506 for Investigational New Drug (IND)/Clinical Trial Authorization (CTA)-enabling studies. AB-506 is an orally administered, highly selective capsid inhibitor that has shown striking potency and improved PK in preclinical studies. We presented these preclinical data at AASLD annual meeting in October 2017 in a presentation titled, "Antiviral Characterization of a Next Generation Chemical Series of HBV Capsid Inhibitors In Vitro and In Vivo," which showed potent inhibition of HBV replication and pgRNA encapsidation, an accelerated rate of capsid assembly, and binding to the HBV core protein at the dimer:dimer interface that indicates improved target engagement compared to first generation capsid inhibitors.

We will continue to focus on rapidly advancing AB-506 into clinical testing before proceeding with additional clinical evaluation of AB-423. We plan to file an IND/CTA in mid-2018 (pending successful IND/CTA-enabling studies) for AB-506, which has the potential to be a 'best-in-class' capsid inhibitor based on its favorable drug-like properties and potent inhibition of HBV replication. This molecule has the potential for once-daily oral dosing, making it an ideal candidate for inclusion in a combination regimen.

We evaluated the anti-HBV activities of two novel orally administered agents, an HBV capsid inhibitor AB-506 and an HBV RNA destabilizer AB-452, in combination with approved SOC therapies: NA, entecavir (ETV), tenofovir disproxil fumarate (TDF), tenofovir alafenamide (TAF), as well as with our lead RNAi agent, ARB-1467. The in vitro dual combinations of AB-506 or AB-452 with approved NAs or ARB-1467 ranged from additive to moderately synergistic at reducing HBV rcDNA and HBsAg levels with no significant effects on cell viability.

HBV RNA Destabilizer (AB-452)

One of our most advanced preclinical programs is an HBV RNA Destabilizer, AB-452 (formerly known as our oral HBsAg inhibitor program), which has novel activity in destabilizing HBV RNA, broad activity against HBV RNAs, and reduces HBsAg. This molecule has the potential for once daily, oral dosing. We presented these preclinical data at AASLD annual meeting in October 2017 in a presentation titled, "Identification and Characterization of AB-452, a Potent Small Molecule HBV RNA Destabilizer In Vitro and In Vivo," which showed that AB-452 has shown synergistic effects when combined with two of our proprietary HBV RNAi agents in vitro. In vivo, twice-a-day oral administration of AB-452 resulted in up to 1.4 log10 reduction of serum HBsAg in a dose dependent manner and correlated well with liver HBV RNA levels. When combined, our capsid inhibitor AB-506 and HBV RNA destabilizer AB-452 show distinct but mechanistically compatible antiviral activities that suggest feasibility of inclusion in a clinical combination regimen. Pending successful IND/CTA-enabling studies, this product candidate could be the subject of an IND/CTA filing in 2018.

We also evaluated the anti-HBV activities of AB-506 and AB-452 in combination with approved SOC therapies: NA, entecavir (ETV), tenofovir disoproxil fumarate (TDF), tenofovir alafenamide (TAF), and our lead RNAi agent, ARB-1467. The in vitro dual combinations of AB-506 or AB-452 with approved NAs or ARB-1467 ranged from additive to moderately synergistic at reducing HBV rcDNA and HBsAg levels with no significant effects on cell viability. Results of additional preclinical studies will be presented in 2018.

GalNAc RNAi (AB-729)

We recently nominated for development a next-generation RNAi therapeutic, AB-729, targeted to hepatocytes using our novel covalently conjugated N-acetylgalactosamine (GalNAc) delivery technology to enable subcutaneous delivery. This is a promising new agent that acts on multiple HBV viral transcripts, enabling inhibition of viral replication and suppression of all viral antigens. AB-729 showed more durable in vivo preclinical activity than earlier-generation RNAi agents for the treatment of chronic HBV infection. We observed a significant dose response, and a stepwise reduction in viral proteins when multi-dosing. Pending successful IND/CTA-enabling studies, this product candidate could be the subject of an IND/CTA filing in 2019.

Additional Research Programs

In addition to our clinical candidates, we have a number of research programs aimed at discovery and development of proprietary HBV candidates with different and complementary MOAs. We have ongoing discovery efforts focused on cccDNA targeting and checkpoint inhibition.

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

Our proprietary LNP delivery technology allows for the successful encapsulation of RNAi trigger molecules in LNP administered intravenously, which travel through the bloodstream to target tissues or disease sites. LNPs are designed to protect the triggers, and stay in the circulation long enough to accumulate at disease sites, such as the liver or cancerous tumors. LNPs are then taken up into the target cells by a process called endocytosis. Subsequent activation by the changing environment inside the cell causes the LNP to release the trigger molecules, which can then successfully enable nucleic acid-based therapies.

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

We have generated value from our LNP platform technology, which is well suited to deliver therapies based on RNAi, mRNA, and gene editing constructs. We have also made progress in developing a proprietary GalNAc conjugate technology to enable subcutaneous delivery of an RNAi therapeutic targeting HBsAg and/or other HBV targets.

    In April 2018, we entered into an agreement with Roivant Sciences (Roivant) to launch Genevant Sciences (Genevant), a jointly-owned company focused on the discovery, development, and commercialization of a broad range of RNA-based therapeutics enabled by our proprietary lipid nanoparticle (LNP) and ligand (GalNAc) conjugate delivery technologies (collectively, the Delivery Technologies) for all applications except HBV. See further discussion under Recent Developments below.

Partner Programs

Patisiran (ALN-TTR02)

Alnylam Pharmaceuticals, Inc., or Alnylam (Nasdaq: ALNY), has a license to use our intellectual property to develop and commercialize products and may only grant access to our LNP technology to its partners if it is part of a product sublicense. Alnylam’s license rights are limited to patents that we have filed, or that claim priority to a patent that was filed, before April 15, 2010. Alnylam's patisiran (ALN-TTR02) program represents the most clinically advanced application of our LNP delivery technology, and results demonstrate that our LNP has been well tolerated and efficacy maintained with long-term (>36 months) treatment.

Patisiran is Alnylam`s most clinically advanced RNAi therapeutic in development, targeting transthyretin (TTR) for the treatment of TTR-mediated amyloidosis (ATTR). In September 2017, Alnylam successfully completed its APOLLO Phase III clinical trial of LNP-enabled patisiran, which initiated in November 2013. Results showed that patisiran met its primary efficacy endpoint and all secondary endpoints in this trial. As a result, Alnylam completed a New Drug Application (NDA) to the U.S. Food and Drug Administration (FDA) and a Marketing Authorisation Application (MAA) to the European Medicines Agency (EMA) for patisiran. Alnylam has estimated that first regulatory approval may be obtained in the second half of 2018. We retain full rights to royalties on patisiran global sales and are entitled to low-to-mid single-digit royalty payments escalating based on sales performance as Alnylam’s LNP-enabled products are commercialized, therefore we could receive our first royalty payments in the second half of 2018.

Gritstone Oncology

In October 2017, we entered into a license agreement with Gritstone Oncology (Gritstone) that granted them worldwide access to our portfolio of proprietary and clinically validated LNP products and associated intellectual property to deliver Gritstone’s RNA-based neoantigen immunotherapy products. Gritstone paid us an upfront payment and agreed to future payments for achievement of development, regulatory, and commercial milestones as well as royalties, and reimbursements for conducting technology development, manufacturing and regulatory support for Gritstone’s product candidates. Genevant will be entitled to 50% of any milestones and royalties that may be payable by Gritstone.

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

Recent Developments

Genevant Sciences

In April 2018, we entered into an agreement with Roivant to launch Genevant, a jointly-owned company focused on the discovery, development, and commercialization of a broad range of RNA-based therapeutics enabled by our proprietary Delivery Technologies. We have licensed exclusive rights to our LNP and ligand conjugate delivery platforms to Genevant for RNA-based applications outside of HBV. Genevant plans to develop products in-house and pursue industry partnerships to build a diverse pipeline of therapeutics across multiple modalities, including RNAi, mRNA, and gene editing.

Under the terms of the agreement, Roivant will contribute $37.5 million in transaction-related seed capital for Genevant, consisting of an initial $22.5 million and a subsequent investment of $15 million at a pre-determined, stepped-up valuation. We will retain all rights to our LNP and conjugate delivery platforms for HBV, and will be entitled to a tiered royalty from Genevant on future sales of products enabled by those delivery platforms. We will also retain the entirety of our royalty entitlement on the commercialization of Alnylam’s patisiran.

Genevant will be led by Executive Chairman Paris Panayiotopoulos, former CEO of ARIAD Pharmaceuticals, accompanied by a management team of RNA experts like Dr. Bo Rode Hansen as President, Chief Scientific Officer, and Head of R&D; Dr. Peter Lutwyche as Chief Technology Officer; Dr. Konstantin Linnik as General Counsel; Dr. James Heyes as Senior VP; and a scientific team with decades of RNA development experience.

Acuitas Therapeutics Inc.

In accordance with a settlement agreement signed in November 2012, we finalized and entered a cross-license agreement with Acuitas Therapeutics Inc. (Acuitas) in December 2013. The terms of the cross-license agreement provided Acuitas with access to certain of our earlier IP generated prior to mid-April 2010 in the fields of gene replacement therapy and antisense. Acuitas was only able to grant access to our LNP technology to its partners if it is part of a product sublicense. At the same time, the terms provided us with certain access to Acuitas’ technology and licenses in the RNAi field, along with a percentage of each milestone and royalty payment with respect to certain products. Acuitas had agreed that it would not compete in the RNAi field for a period of five years, ending in November 2017. Arbutus considered Acuitas to be in material breach of their cross-license agreement and provided notice to Acuitas in August 2016 to terminate the cross license agreement, resulting in litigation between the two parties. In February 2018, Arbutus and Acuitas reached a settlement terminating Acuitas’ right to further use or sublicense Arbutus' LNP technology. Please refer to "Item 1. Legal Proceedings" for additional information.

Site Consolidation

In February 2018, we announced a site consolidation and organizational restructuring to better align our HBV business in Warminster, PA. These organizational changes are expected to result in increased efficiency, a more flexible variable cost structure, and additional preservation of our cash reserves. To achieve this alignment, during the second quarter of 2018 we will reduce our global workforce by approximately 35% and close our Burnaby, BC facility. For further detail, refer to note 8 "Site Consolidation" in the condensed consolidated financial statements in Part I.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Site consolidation expense / We account for site consolidation expense in accordance with ASC 420, Exit or Disposal Cost Obligations. ASC 420 specifies that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, except for a liability where employees are required to render service until they are terminated in order to receive termination benefits and will be retained to render service beyond the minimum retention period. A liability for such one-time termination benefits shall be measured initially at the communication date based on the fair value of the liability as of the termination date and recognized rateably over the future service period.

Revenue recognition / We adopted the new revenue standard (Accounting Standards Codification “ASC" 606) effective January 1, 2018, using the modified retrospective method under which previously presented financial statements are not restated and the cumulative effect of adopting the new revenue standard on contracts in process is recognized by an adjustment to retained earnings at the effective date. The adoption of the new revenue standard did not change recognized revenue under our ongoing significant collaborative research and license agreements and no cumulative effect adjustment was required.
The new guidance in ASC 606 requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers under a five-step model: (1) identify contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when or as a performance obligation is satisfied.

We generate revenue primarily through collaboration agreements, which may require delivery of various rights and/or services, including intellectual property rights or licenses and research and development services. Under such collaboration agreements, we are generally eligible to receive non-refundable upfront payments, funding for research and development services, milestone payments, and royalties.

In contracts where more than one performance obligation exists to provide its customer with goods or services, each performance obligation is evaluated to determine whether it is distinct based on whether (i) the customer can benefit from the good or service either on its own or together with other resources that are readily available and (ii) the good or service is separately identifiable from other promises in the contract. The consideration under the contract is then allocated between the distinct performance obligations based on their respective relative stand-alone selling prices. The estimated stand-alone selling price of each deliverable reflects the our best estimate of what the selling price would be if the deliverable was regularly sold on a stand-alone basis and is determined by reference to market rates for the good or service when sold to others or by using an adjusted market assessment approach if selling price on a stand-alone basis is not available.

The consideration allocated to each distinct performance obligation is recognized as revenue when control is transferred to the customer for the related goods or services. Consideration associated with at-risk substantive performance milestones, including sales-based milestones, is recognized as revenue when it is probable that a significant reversal of the cumulative revenue recognized will not occur. Sales-based royalties received in connection with licenses of intellectual property are subject to a specific exception in the revenue standards, whereby the consideration is not included in the transaction price and recognized in revenue until the customer’s subsequent sales or usages occur.

There are no other changes to our critical accounting policies and estimates from those disclosed in our annual MD&A contained in our Annual Report Form 10-K for the year ended December 31, 2017.

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

RESULTS OF OPERATIONS
The following summarizes the results of our operations for the periods shown, in thousands (except for per share figures):

	Three Months Ended
	March 31,
	2018	2017
Total revenue	$1,436	$235
Operating expenses	19,841	18,534
Loss from operations	(18,405)	(18,299)
Net loss	$(17,429)	$(18,627)
Net loss attributable to common shares	(19,765)	$(18,627)
Basic and diluted loss per common share	(0.36)	(0.34)

Revenue / Revenue is summarized in the following table, in thousands:

	Three months ended March 31,
	2018	% of Total	2017	% of Total
Alexion	$—	—%	$127	54%
Gritstone	1,150	80%	$—	—%
Other milestone and royalty payments	286	20%	108	46%
Total revenue	$1,436		$235

Revenue contracts are addressed in detail in the Overview section of Part I, Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations" above.

Alexion revenue

In March 2017, we signed a License Agreement with Alexion that granted them exclusive use of our proprietary LNP technology in one of Alexion's rare disease programs, and began recognizing a portion of the non-refundable upfront payment and services provided. In July 2017, we received notice of termination from Alexion for our LNP license agreement. The termination was driven by a strategic review of Alexion's business and research and development portfolio, which included a decision to discontinue development of mRNA therapeutics.

Gritstone revenue

On October 16, 2017, we entered into a license agreement with Gritstone that entitles Gritstone to research, develop, manufacture and commercialize products with the Company’s LNP technology.  In October 2017, we received the upfront license payment, and are eligible to receive further potential payments for development and commercial milestone payments and royalty payments on future product sales. Revenue recognized in the three months ended March 31, 2018 relates to the earned portion of the upfront license fee, as well as services provided to Gritstone.

Other milestone and royalty payments

Under our licensing and collaboration arrangements with Alnylam and Acuitas, we earn licensing fee revenue from Acuitas as well as further potential development and commercial milestones from Alnylam for the use of our LNP technology. Our cross-license agreement with Acuitas has been terminated in accordance with the settlement agreement described under Part II, Item 1, "Legal Proceedings."

In September 2013, Spectrum announced that they had shipped the first commercial orders of Marqibo. We continue to earn royalties on the sales of Marqibo, which uses a license to our technology.

Expenses / Expenses are summarized in the following table, in thousands:

	Three months ended March 31,
	2018	% of Total	2017	% of Total
Research, development, collaborations and contracts	$13,949	70%	$13,872	75%
General and administrative	3,669	18%	4,328	23%
Depreciation	602	3%	334	2%
Site consolidation charges	1,621	8%	$—	—%
Total operating expenses	$19,841		$18,534

Research, development, collaborations and contracts

Research, development, collaborations and contracts expenses consist primarily of clinical and pre-clinical trial expenses, personnel expenses, consulting and third party expenses, consumables and materials, as well as a portion of stock-based compensation and general overhead costs.

R&D expenses remained consistent in the three months ended March 31, 2018 and March 31, 2017. In Q1 2017, we initiated a Phase 1 clinical trial for AB-423. In Q1 2018 we continued to focus on rapidly advancing AB-506 into clinical testing as it has shown striking potency and improved PK over AB-423 in preclinical studies. We will wait for AB-506 results before deciding whether or not to proceed with additional clinical evaluation of AB-423. We continue to incur costs related to our other programs including efforts towards filing an IND/CTA for AB-452 later this year.

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

General and administrative

General and administrative expenses decreased in the three months ended March 31, 2018 compared to the three months ended March 31, 2017 primarily due to a decrease in non-cash compensation expense related to the expiry of repurchase rights in Q3 2017, offset by professional fees incurred related to the launch of Genevant Sciences - see Part I, Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Overview".

Site consolidation charges

In February 2018, we announced a site consolidation and organizational restructuring to better align our HBV business in Warminster, PA, by reducing our global workforce and closing our Burnaby facility. For the three months ended March 31, 2018, we began executing our site consolidation plan and recorded expenses of $1.6 million in this respect. Most of the site consolidation expenses will be expensed ratably over the period that employees continue to provide services. We expect total site consolidation expenses to be approximately $5.0 million.

Other income (losses) / Other income (losses) are summarized in the following table, in thousands:

	Three Months Ended
	March 31,
	2018	2017
Interest income	$758	$368
Interest expense	(104)	(42)
Foreign exchange gains (losses)	(526)	427
Decrease (increase) in fair value of warrant liability	—	(22)
Decrease (increase) in fair value of contingent consideration	848	(1,059)
Total other income (losses)	$976	$(328)

Foreign exchange gains (losses)

We continue to incur substantial expenses and hold cash and investment balances in Canadian dollars, and as such, will remain subject to risks associated with foreign currency fluctuations. For the three months ended March 31, 2018, we recorded a foreign exchange loss of $0.5 million, which is primarily an unrealized loss related to an depreciation in the value of our Canadian dollar funds, from the previous period, when converted to our functional currency of U.S. dollars.

Decrease (increase) in fair value of contingent consideration

Contingent consideration is a liability assumed by the Company from our acquisition of Arbutus Inc. in March 2015. In general, increases in the fair value of the contingent consideration are related to the progress of our programs as they get closer to triggering contingent payments. The decrease in contingent consideration for the three months ended March 31, 2018 is due to a delay in the progress of our program related to the first payment, which reduces the estimated fair value of the liability.

LIQUIDITY AND CAPITAL RESOURCES

The following table summarizes our cash flow activities for the periods indicated, in thousands:

	Three Months Ended
	March 31,
	2018	2017
Net loss for the period	$(17,429)	$(18,627)
Adjustments to reconcile net loss to net cash provided by operating activities	1,274	5,493
Changes in operating assets and liabilities	(3,812)	(4,401)
Net cash used in operating activities	(19,967)	(17,535)
Net cash provided by (used in) investing activities	(75,666)	23,195
Net cash provided by financing activities	54,367	354
Effect of foreign exchange rate changes on cash & cash equivalents	(565)	424
Net increase (decrease) in cash and cash equivalents	(41,831)	6,438
Cash and cash equivalents, beginning of period	54,292	23,413
Cash and cash equivalents, end of period	12,461	29,851

Since our incorporation, we have financed our operations through the sales of shares, units, debt, revenues from research and development collaborations and licenses with corporate partners, interest income on funds available for investment, and government contracts, grants and tax credits.

At March 31, 2018, we had an aggregate of $172.6 million in cash and cash equivalents and short-term investments, as compared to an aggregate of $139.0 million in cash and cash equivalents, short-term investments, and restricted investments at December 31, 2017.

For the three months ended March 31, 2018, operating activities used $20.0 million in cash as compared to $17.5 million of cash used in the three months ended March 31, 2017. The increase in net cash used in operating activities is largely related to site consolidation expenses.

For the three months ended March 31, 2018, investing activities decreased cash by $75.7 million as we invested the cash received from the preferred share financing.

For the three months ended March 31, 2018, financing activities increased cash by $54.4 million due to the completion of Tranche 2 of the private financing netting $66.3 million, offset by repayment of our promissory note to Wells Fargo.

Cash requirements / At March 31, 2018 we held an aggregate of $172.6 million in cash, comprised of $12.5 million in cash and cash equivalents and $160.1 million in short-term investments. In October 2017, we announced that we had entered into a subscription agreement with Roivant Sciences Ltd. ("Roivant") for the sale of Preferred Shares to Roivant for gross proceeds of $116.4 million. The initial investment of $50.0 million closed in October 2017, and the remaining amount of $66.4 million closed in January 2018.

We believe we have sufficient cash resources to fund our operations for at least the next 12 months. In the future, substantial additional funds will be required to continue with the active development of our pipeline products and technologies. In particular, our funding needs may vary depending on a number of factors including:

•the need for additional capital to fund future business development programs;

•	revenue earned from our legacy collaborative partnerships and licensing agreements, including royalty payments from Alnylam and royalties from sales of Marqibo from Spectrum;

•	revenue earned from ongoing collaborative partnerships, including milestone and royalty payments;

•	the extent to which we continue the development of our product candidates, add new product candidates to our pipeline, or form collaborative relationships to advance our products;

•	our decisions to in-license or acquire additional products or technology for development, in particular for our HBV therapeutics programs;

•	our ability to attract and retain corporate partners, and their effectiveness in carrying out the development and ultimate commercialization of our product candidates;

•	whether batches of drugs that we manufacture fail to meet specifications resulting in delays and investigational and remanufacturing costs;

•	the decisions, and the timing of decisions, made by health regulatory agencies regarding our technology and products;

•	competing technological and market developments;

•	costs associated with prosecuting and enforcing our patent claims and other intellectual property rights, including litigation and arbitration arising in the course of our business activities; and

•	costs associated with our site consolidation plans

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

CONTRACTUAL OBLIGATIONS

The following table summarizes our contractual obligations as at March 31, 2018:

(in millions)	Payments Due by Period
	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years
Contractual Obligations
Facility leases	$7.6	$1.6	$1.6	$1.4	$3.0
Total	$7.6	$1.6	$1.6	$1.4	$3.0

IMPACT OF INFLATION

Inflation has not had a material impact on our operations.

RELATED PARTY TRANSACTIONS

Series A participating convertible preferred shares

On October 2, 2017, we entered into a subscription agreement with Roivant for the sale of Preferred Shares to Roivant for gross proceeds of $116.4 million. The Preferred Shares are non-voting and are convertible into common shares at a conversion price of $7.13 per share (which represents a 15% premium to the closing price of $6.20 per share). The purchase price for the Preferred Shares plus an amount equal to 8.75% per annum, compounded annually, will be subject to mandatory conversion into 22,589,601 common shares on October 16, 2021 (subject to limited exceptions in the event of certain fundamental corporate transactions relating to Arbutus’ capital structure or assets, which would permit earlier conversion at Roivant’s option). After conversion of the Preferred Shares into common shares, based on the number of common shares outstanding on April 30, 2018, Roivant would hold 49.90% of the Company's common shares. Roivant has agreed to a four year lock-up period for this investment and its existing holdings in Arbutus. Roivant has also agreed to a four year standstill whereby Roivant will not acquire greater than 49.99% of the Company's common shares or securities convertible into common shares.

The initial investment of $50.0 million closed on October 16, 2017, and the remaining amount of $66.4 million closed on January 12, 2018 following regulatory and shareholder approvals.

Launch with Roivant of jointly-owned Genevant Sciences ("Genevant")

On April 11, 2018, we entered into a agreements with Roivant to launch Genevant, a jointly-owned company focused on the discovery, development, and commercialization of a broad range of RNA-based therapeutics enabled by Arbutus' proprietary lipid nanoparticle (LNP) and ligand conjugate delivery technologies.

Under the terms of the agreement, we will license exclusive rights to our LNP and ligand conjugate delivery platforms to Genevant for RNA-based applications outside of HBV, and Roivant will contribute $37.5 million in transaction-related seed capital for Genevant in exchange for which each party will initially have a 50% ownership interest in Genevant. Roivant's contribution consists of an initial capital contribution of $22.5 million, and a commitment to contribute a further $15 million at a pre-determined, stepped-up valuation. We will retain all rights to the LNP and conjugate delivery platforms for HBV, and will be entitled to a tiered royalty from Genevant on future sales of products enabled by those delivery platforms. We will also retain the entirety of our royalty entitlement on the commercialization of Alnylam's patisiran. Refer to Part I, Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations - Overview" for additional information.

OUTSTANDING SHARE DATA

As of April 30, 2018, we had 55,167,997 common shares, no par value, outstanding. In addition, we had 6,768,966 stock options outstanding and 1,164,000 Series A participating convertible preferred shares outstanding, which will be mandatorily convertible into 22,589,601 common shares on October 16, 2021. Assuming the stock options were exercised and the preferred shares were converted as of April 30, 2018, we would have had 78,836,494 common shares outstanding at April 30, 2018.

ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in our quantitative and qualitative disclosures about market risk from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017.

ITEM 4.      CONTROLS AND PROCEDURES

As of March 31, 2018, an evaluation of the effectiveness of our “disclosure controls and procedures” (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) was carried out by our management, with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO). Based upon this evaluation, the CEO and CFO have concluded that as of March 31, 2018, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission (the “Commission”) rules and forms and (ii) accumulated and communicated to the management of the registrant, including the CEO and CFO, to allow timely decisions regarding required disclosure.

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

There have been no changes in our internal control over financial reporting (as defined in Rules 13a–15(f) and 15d–15(f) under the Exchange Act) during the three months ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.    RISK FACTORS

There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the fiscal year-ended December 31, 2017.

ITEM 2.       UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.       DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.       MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.       OTHER INFORMATION

None.

ITEM 6.       EXHIBITS

See the Exhibit Index hereto.

EXHIBIT INDEX

Number	Description

10.1*	Master Contribution And Share Subscription Agreement: Genevant Sciences Ltd. dated April 11, 2018

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a14 or 15d14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the SarbanesOxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a14 or 15d14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the SarbanesOxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the SarbanesOxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the SarbanesOxley Act of 2002

101	Interactive Data Files
* Filed herewith.

SIGNATURES
   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 3, 2018.

ARBUTUS BIOPHARMA CORPORATION

By:	/s/ Mark Murray
Mark Murray
President and Chief Executive Officer