Form 10-Q
period 2018-06-30
Arbutus Biopharma Corp
filed 2018-08-03
CIK 1447028

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
OR
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
Yes [   ]        No [X]
As of July 31, 2018, the registrant had 55,404,298 common shares, no par value, outstanding. In addition, the Company had 6,757,728 stock options outstanding and 1,164,000 Series A participating convertible preferred shares (the “Preferred Shares”). The Preferred Shares will be subject to mandatory conversion into 22,589,601 common shares on October 16, 2021 (subject to limited exceptions in the event of certain fundamental corporate transactions relating to Arbutus’ capital structure or assets, which would permit earlier conversion at Roivant’s option). Assuming the 6,757,728 stock options were exercised and preferred shares were converted into 22,589,601 common shares, the Company would have had 84,751,627 common shares outstanding at July 31, 2018.

2

ARBUTUS BIOPHARMA CORP.

3

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
ARBUTUS BIOPHARMA CORPORATION
Condensed Consolidated Balance Sheets
(Unaudited)

(Expressed in thousands of U.S. dollars, except share and per share amounts)
(Prepared in accordance with US GAAP)

	June 30,	December 31,
	2018	2017
Assets
Current assets:
Cash and cash equivalents	$10,193	$54,292
Short-term investments (note 2)	144,676	72,060
Accounts receivable	1,322	402
Accrued revenue	—	128
Investment tax credits receivable	342	340
Prepaid expenses and other assets	1,236	2,144
Total current assets	157,769	129,366
Restricted cash (note 2)	—	12,601
Investment in Genevant (note 3)	27,446	—
Property and equipment	16,576	24,854
Less accumulated depreciation	(5,895)	(12,671)
Property and equipment, net of accumulated depreciation	10,681	12,183
Intangible assets (note 4)	58,647	58,647
Goodwill (note 4)	22,471	24,364
Total assets	$277,014	$237,161
Liabilities and stockholders' equity
Current liabilities:
Accounts payable and accrued liabilities (note 7)	$7,385	$10,646
Deferred revenue (note 5)	974	2,742
Liability-classified options (note 2)	2,092	1,239
Site consolidation accrual (note 9)	1,090	—
Total current liabilities	11,541	14,627
Deferred lease incentives, net of current portion	689	693
Loan payable (note 8)	—	12,001
Contingent consideration (notes 2 and 10)	9,769	10,424
Deferred tax liability	16,943	16,943
Total liabilities	38,942	54,688
Stockholders’ equity:
Preferred shares (note 6)
Authorized - 1,164,000 with no par value
Issued and outstanding: 1,164,000 (December 31, 2017 - 500,000)	120,922	49,780
Common shares
Authorized - unlimited number with no par value
Issued and outstanding: 55,325,250 (December 31, 2017 - 55,060,662)	878,191	876,108
Additional paid-in capital	44,429	42,840
Deficit	(757,285)	(738,070)
Accumulated other comprehensive loss	(48,185)	(48,185)
Total stockholders' equity	238,072	182,473
Total liabilities and stockholders' equity	$277,014	$237,161

Nature of business and future operations (note 1)
Contingencies and commitments (note 10)
Related party transactions (note 12)
See accompanying notes to the condensed consolidated financial statements.

ARBUTUS BIOPHARMA CORPORATION
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(Unaudited)

(Expressed in thousands of U.S. dollars, except share and per share amounts)
(Prepared in accordance with US GAAP)

	Three months ended		Six months ended
	June 30,		June 30,
	2018	2017	2018	2017
Revenue (note 5)	$1,244	$1,039	$2,680	$1,274

Expenses
Research, development, collaborations and contracts	16,356	15,445	30,305	29,317
General and administrative	3,775	4,599	7,444	8,927
Depreciation of property and equipment	578	480	1,180	814
Site consolidation (note 9)	2,581	—	4,202	—
Total expenses	23,290	20,524	43,131	39,058

Loss from operations	(22,046)	(19,485)	(40,451)	(37,784)

Other income (loss)
Interest income	805	390	1,563	758
Interest expense	—	(68)	(104)	(110)
Foreign exchange (loss) gain	(359)	798	(885)	1,225
Gain on investment (note 3)	24,884	—	24,884	—
Decrease (increase) in fair value of warrant liability	—	—	—	(22)
Decrease (increase) in fair value of contingent consideration (note 10)	(193)	110	655	(949)
Total other income (loss)	25,137	1,230	26,113	902

Net income (loss)	$3,091	$(18,255)	$(14,338)	$(36,882)

Items applicable to preferred shares:
Accrual of coupon on convertible preferred shares	(2,541)	—	(4,877)	$—

Net income (loss) attributable to common shares	$550	$(18,255)	$(19,215)	$(36,882)

Net income (loss) attributable to common shareholders, per share
Basic	$0.01	$(0.33)	$(0.35)	$(0.68)
Diluted	$0.01	$(0.33)	$(0.35)	$(0.68)
Weighted average number of common shares
Basic	55,211,294	54,647,944	55,149,674	54,478,221
Diluted	56,487,220	54,647,944	55,149,674	54,478,221
See accompanying notes to the condensed consolidated financial statements.

ARBUTUS BIOPHARMA CORPORATION
Condensed Consolidated Statement of Stockholders’ Equity
(Unaudited)

(Expressed in thousands of U.S. dollars, except share and per share amounts)
(Prepared in accordance with US GAAP)

	Convertible Preferred Shares		Common Shares
	Number of shares	Share capital	Number of shares	Share capital	Additional paid-in capital	Deficit	Accumulated other comprehensive loss	Total stockholders' equity
December 31, 2017	500,000	$49,780	55,060,662	$876,108	$42,840	$(738,070)	$(48,185)	$182,473

Issuance of Preferred Shares, net of issuance cost of $135	664,000	66,265						66,265
Accrual of coupon on Preferred Shares (note 6)		4,877				(4,877)		—
Stock-based compensation					3,372			3,372
Certain fair value adjustments to liability stock option awards					(538)			(538)
Issuance of common shares pursuant to exercise of options			264,588	2,083	(1,245)			838
Net loss						(14,338)		(14,338)
Balance, June 30, 2018	1,164,000	$120,922	55,325,250	$878,191	$44,429	$(757,285)	$(48,185)	$238,072
See accompanying notes to the condensed consolidated financial statements.

ARBUTUS BIOPHARMA CORPORATION
Condensed Consolidated Statements of Cash Flow
(Unaudited)

(Expressed in thousands of U.S. dollars)
(Prepared in accordance with US GAAP)

	Three months ended		Six months ended
	June 30,		June 30,
	2018	2017	2018	2017
OPERATING ACTIVITIES
Net income (loss) for the period	$3,091	$(18,255)	$(14,338)	$(36,882)
Items not involving cash:
Depreciation of property and equipment	578	480	1,180	814
Stock-based compensation - research, development, collaborations and contract expenses	1,867	3,055	2,650	5,678
Stock-based compensation - general and administrative expenses	794	2,048	966	3,929
Unrealized foreign exchange (gains) losses	361	(824)	926	(1,250)
Change in fair value of warrant liability	—	—	—	22
Change in fair value of contingent consideration	193	(110)	(655)	949
Site consolidation non-cash portion	395	—	395	—
Gain on equity investment	(24,884)	—	(24,884)	—
Net change in non-cash operating items:
Accounts receivable	(603)	6,691	(920)	(914)
Accrued revenue	128	—	128	—
Investment tax credits receivable	—	294	(2)	279
Prepaid expenses and other assets	222	(9)	909	(273)
Accounts payable and accrued liabilities	921	2,205	(3,266)	(1,708)
Deferred revenue	(746)	(653)	(1,768)	6,739
Site consolidation accrual	61	—	1,090	—
Net cash used in operating activities	(17,622)	(5,078)	(37,589)	(22,617)
INVESTING ACTIVITIES
Disposition (acquisition) of short and long-term investments, net	15,403	1,731	(60,015)	28,349
Proceeds from sale of property and equipment	2	—	2	—
Acquisition of property and equipment	(425)	(3,121)	(673)	(6,539)
Net cash provided by (used) in investing activities	14,980	(1,390)	(60,686)	21,810
FINANCING ACTIVITIES
Promissory note repayment (note 8)	—	—	(12,001)	—
Proceeds from sale of Series A Preferred Shares, net of issuance costs	—	—	66,265	—
Issuance of common shares pursuant to exercise of options	735	4	838	5
Issuance of common shares pursuant to exercise of warrants	—	—	—	353
Net cash provided by financing activities	735	4	55,102	358
Effect of foreign exchange rate changes on cash and cash equivalents	(361)	825	(926)	1,248
(Decrease) Increase in cash and cash equivalents	(2,268)	(5,639)	(44,099)	799
Cash and cash equivalents, beginning of period	12,461	29,851	54,292	23,413
Cash and cash equivalents, end of period	$10,193	$24,212	$10,193	$24,212
Supplemental cash flow information
Non-cash transactions:
Investment tax credit received	$—	$108	$—	$108
Acquired property and equipment in trade payables	$—	$72	$—	$72
Preferred shares dividends accrued	$2,541	$—	$4,877	$—
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

2.      Significant accounting policies

Basis of presentation

These unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles of the United States of America (“U.S. GAAP”) for interim financial statements and accordingly, do not include all disclosures required for annual financial statements. These statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the year ended December 31, 2017 and included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017. The unaudited condensed consolidated financial statements reflect, in the opinion of management, all adjustments and reclassifications necessary to present fairly the financial position, results of operations and cash flows at June 30, 2018 and for all periods presented. The results of operations for the three and six months ended June 30, 2018 and June 30, 2017, respectively, are not necessarily indicative of the results for the full year. These unaudited condensed consolidated financial statements follow the same significant accounting policies as those described in the notes to the audited consolidated financial statements of the Company for the year ended December 31, 2017, except as described below.

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

Income or loss per share is calculated based on the weighted average number of common shares outstanding. Diluted loss per share does not differ from basic loss per share since the effect of the Company’s stock options, liability-classified stock option awards, and warrants are anti-dilutive. During the six months ended June 30, 2018, potential common shares of 23,934,679, (six months ended June 30, 2017 – 5,848,138) consisting of the as-if converted number of Class A Preferred shares and stock options, were excluded from the calculation of loss per common share because their inclusion would be anti-dilutive. During the three months ended June 30, 2018, dilutive, in-the-money stock options, calculated using the treasury stock method, were included in the diluted income per share calculation but potential common shares of 17,136,957 (three months ended June 30, 2017 – nil) consisting of the as-if converted number of Class A Preferred shares were excluded from the calculation because their inclusion would be anti-dilutive.

The following table sets out the computation of basic and diluted net income (loss) attributable to shareholders per share:

	For the three months ended June 30,		For the six months ended June 30,
	2018		2018
Numerator:	Common Shares	Preferred Shares	Common Shares	Preferred Shares
Allocation of distributable earnings	$—	$2,541	$—	$4,877
Allocation of undistributed income (loss)	550	—	(19,215)	—
Allocation of income (loss) attributed to shareholders	$550	$2,541	$(19,215)	$4,877
Denominator:
Weighted average number of shares - basic	55,211,294	1,164,000	55,149,674	1,119,978
Weighted average number of shares - diluted	56,487,220	1,164,000	55,149,674	1,119,978
Basic net income (loss) attributable to shareholders per share	$0.01	$2.18	$(0.35)	$4.35
Diluted net income (loss) attributable to shareholders per share	$0.01	$2.18	$(0.35)	$4.35

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

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis, and indicates the fair value hierarchy of the valuation techniques used to determine such fair value:

	Level 1	Level 2	Level 3	June 30, 2018
Assets
Cash and cash equivalents	$10,193	—	—	$10,193
Short-term investments	144,676	—	—	144,676
Total	$154,869	$—	$—	$154,869
Liabilities
Liability-classified options	—	—	$2,092	$2,092
Contingent consideration	—	—	9,769	9,769
Total	$—	$—	$11,861	$11,861

	Level 1	Level 2	Level 3	December 31, 2017
Assets
Cash and cash equivalents	$54,292	—	—	$54,292
Short-term investments	72,060	—	—	72,060
Restricted cash	12,601	—	—	12,601
Total	$138,953	$—	$—	$138,953
Liabilities
Liability-classified options	—	—	$1,239	$1,239
Contingent consideration	—	—	10,424	10,424
Total	$—	$—	$11,663	$11,663

The following table presents the changes in fair value of the Company’s liability-classified stock option awards:

	Liability at beginning of the period	Increase in fair value of liability	Liability at end of the period
Six months ended June 30, 2017	$553	$430	$983
Six months ended June 30, 2018	$1,239	$853	$2,092

The following table presents the changes in fair value of the Company’s contingent consideration:

	Liability at beginning of the period	Increase in fair value of Contingent Consideration	Liability at end of the period
Six months ended June 30, 2017	$9,065	$949	$10,014
Six months ended June 30, 2018	$10,424	$(655)	$9,769

Equity method investment

We account for our investment in associated companies in accordance with ASC 323, Investments - Equity Method and Joint Ventures. In accordance with ASC 323, associated companies are accounted for as equity method investments. Results of associated companies are presented on a one-line basis. Investments in, and advances to, associated companies are presented on a one-line basis in the caption “Investment in Genevant” in our Consolidated Balance Sheet, net of allowance for losses, which represents our best estimate of probable losses inherent in such assets. The Company's proportionate share of the associated company's net income or loss is presented on a one-line basis in the caption "Gain (loss) on Investment in our Consolidated Statement of Operations and Comprehensive Loss. Transactions between the Company and the associated company are eliminated on a basis proportional to the Company's ownership interest. Financial results of Genevant are recorded on a one-quarter lag basis.

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

The new guidance in ASC 606 requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers under a five-step model: (i) identify contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when or as a performance obligation is satisfied.

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

In November 2016, the FASB issued a new standard that clarifies how entities should present restricted cash in the statement of cash flows. Under the new standard, changes in total cash, inclusive of restricted cash, should be reflected in the statement of cash flows. As a result, transfers between cash and restricted cash will no longer be reflected as activity within the statement of cash flows. The Company adopted the new standard on January 1, 2018. The adoption of this standard did not have a material impact on the Company's condensed consolidated statements of cash flows.

In June 2018, the FASB issued ASU 2018-07, Compensation-Stock Compensation (Topic 718), Improvements to Nonemployee Share-Based Payment Accounting. The amendments in this Update provide guidance about aligning nonemployee and employee share-based payment accounting. The amendments in this Update are effective for all entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2018. The Company early adopted the new standard as of January 1, 2018. The adoption of this standard did not have a material impact on the Company's financial position and results of operations.

3.      Equity method investment

On April 11, 2018, the Company entered into an agreement with Roivant Sciences ("Roivant") to launch Genevant Sciences ("Genevant"), a jointly-owned company focused on the discovery, development, and commercialization of a broad range of RNA-based therapeutics enabled by Arbutus' proprietary lipid nanoparticle ("LNP") and ligand conjugate delivery technologies.

Under the terms of the agreement, the Company has contributed a license to the delivery technologies, and fixed assets with a carrying value of $600,000. The contributed license provides Genevant with exclusive rights to the LNP and ligand conjugate delivery platforms for RNA-based applications outside of HBV. Roivant contributed $37,500,000 in transaction-related seed capital for Genevant, consisting of an initial capital contribution of $22,500,000 and a subsequent investment of $15,000,000 at a pre-determined, stepped-up valuation. The Company retains all rights to the LNP and conjugate delivery platforms for HBV, and is entitled to a tiered low single-digit royalty from Genevant on future sales of products enabled by those delivery platforms. The Company also retains the entirety of its royalty entitlement on the commercialization of Alnylam's patisiran.

The Company determined that since the agreement stipulates that significant decisions relating to the management of Genevant must be shared between the Principal Shareholders (being the Company and Roivant), the Company does not control Genevant but does exercise significant influence over it and, will therefore, account for its investment in Genevant using the equity method.  On April 11, 2018, the Company and Roivant each received a 50% ownership interest in Genevant. As a result of the subsequent investment in Genevant completed in June 2018 by Roivant and other parties, the Company owned 41% of the common equity of Genevant as at June 30, 2018.

The Company allocated $1,893,000 of goodwill to Genevant based upon the relative fair value of Genevant to the Company as at April 11, 2018.

As a result of the contribution of assets and goodwill to Genevant in exchange for its equity interest, the Company recorded a gain of $24,884,000 in the Consolidated Statement of Operations and Comprehensive Loss.  The fair value of equity in Genevant received by the Company was based on a valuation performed by external valuation experts.

The following table illustrates the changes in the Equity investment balance and the Gain on investment recorded in the Consolidated Statement of Operations and Comprehensive Income (Loss) for the three months ended June 30, 2018 in thousands:

	Three months ended June 30, 2018
	Equity investment	Gain on investment
Investment in Genevant	$27,377	$27,377
Net book value of fixed assets transferred to Genevant	—	(600)
Goodwill allocated to Genevant	—	(1,893)
Stock based compensation expense	69	—
As at June 30, 2018	$27,446	$24,884

4.      Intangible assets and goodwill

All in-process research and development ("IPR&D") acquired is currently classified as indefinite-lived and is not currently being amortized. IPR&D becomes definite-lived upon the completion or abandonment of the associated research and development efforts, and will be amortized from that time over an estimated useful life based on respective patent terms. The Company evaluates the recoverable amount of intangible assets on an annual basis and performs an annual evaluation of goodwill as of December 31 each year, unless there is an event or change in the business that could indicate impairment, in which case earlier testing is performed.

The following table summarizes the carrying values of the intangible assets as at June 30, 2018:

	June 30, 2018	December 31, 2017
IPR&D – Immune Modulators	$—	$—
IPR&D – Antigen Inhibitors	14,811	14,811
IPR&D – cccDNA Sterilizers	43,836	43,836
Total Intangible Assets	$58,647	$58,647

Impairment evaluation

At June 30, 2018, the Company did not identify any indicators of impairment. No impairment charge on intangible assets or goodwill was recorded for the period ended June 30, 2018 (three and six months ended June 30, 2017 - nil).

In the three months ended June 30, 2018, the Company allocated $1,893,000 of goodwill to its investment in Genevant based upon the relative fair value of Genevant to the Company as at April 11, 2018 (see note 3 above), as a result of which the carrying value of goodwill decreased by this same amount.

5.      Collaborations, contracts and licensing agreements

The following table set forth revenue recognized under collaborations, contracts and licensing agreements, in thousands:

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Alexion (a)	$—	$318	$—	$336
Gritstone (b)	937	—	2,087	—
Department of Defense ("DoD") (c)	263	—	263	—
Other milestone and royalty payments	44	721	330	938
Total revenue	$1,244	$1,039	$2,680	$1,274

The following table sets forth deferred collaborations and contracts revenue:

	June 30, 2018	December 31, 2017
Gritstone (b)	$974	$2,727
Department of Defense ("DoD") (c)	—	15
Deferred revenue, current portion	974	2,742
Total deferred revenue	$974	$2,742

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

(b)      License agreement with Gritstone

On October 16, 2017, the Company entered into a license agreement with Gritstone that entitles Gritstone to research, develop, manufacture and commercialize products with the Company’s LNP technology.  The Company received an upfront payment in November 2017, and is eligible to receive future potential payments including research services, development and commercial milestone payments and royalty payments on future product sales. As a result of the Company's agreement with Genevant (see note 3 for details), from April 11, 2018 going forward Genevant is entitled to 50% of the revenues earned by the Company from Gritstone.

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

(c) Department of Defense ("DoD")
On July 14, 2010, the Company signed a contract with the DoD to advance TKM-Ebola, an RNAi therapeutic utilizing the Company’s lipid nanoparticle technology to treat Ebola virus infection. The contract work completed in 2015. Contract close out procedures were finalized in the three months ended June 30, 2018 and resulted in additional revenue of $263,000 being recognized.

6. Share capital

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

The initial investment of $50,000,000 closed on October 16, 2017, and the remaining amount of $66,400,000 closed on January 12, 2018 following regulatory and shareholder approvals.

The Company records the Preferred Shares wholly as equity under ASC 480, with no bifurcation of conversion feature from the host contract, given that the Preferred Shares cannot be cash settled and the redemption features are within the Company's control, which include a fixed conversion ratio with predetermined timing and proceeds. The Company accrues for the 8.75% per annum compounding coupon at each reporting period end date as an increase to preferred share capital, and an increase to deficit (see Condensed Consolidated Statement of Stockholders' Equity).

7.      Accounts payable and accrued liabilities

Accounts payable and accrued liabilities are comprised of the following, in thousands:

	June 30, 2018	December 31, 2017
Trade accounts payable	$3,208	$1,987
Research and development accruals	3,369	4,937
Professional fee accruals	393	429
Deferred lease inducements	13	42
Payroll accruals	342	2,893
Other accrued liabilities	60	358
	$7,385	$10,646

8.     Loan payable

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

The loan was secured by the Company's cash of $12,601,000, that is restricted from use until the loan has been settled in full. The Company invested the restricted cash in a two-year fixed certificate of deposit with Wells Fargo (see note 2).

In March 2018, the Company repaid the loan and accrued interest in full, resulting in the release of $12,601,000 from restricted cash to short-term investments on the Company's balance sheet.

9.    Site consolidation

On February 8, 2018, the Company announced a site consolidation and organizational restructuring to align its HBV business in Warminster, PA, by reducing its global workforce by approximately 35% and by closing its Burnaby facility. In March 2018, the Company began executing its site consolidation plan and began to incur related costs.

The Company estimates that the total expenses to complete the site consolidation will be approximately $5,000,000. Included in the site consolidation plan is the payment of one-time employee termination benefits, employee relocation costs, and site closure costs, which were primarily paid in cash in the second quarter of 2018. In addition, as of June 30, 2018 the Company has ceased to use its Burnaby facility. The Company has entered into a sublease with its equity investee, Genevant (refer to note 3) for a portion of its facility and will attempt to further sublease the remaining space.  The Company does not expect the subleasing income to completely cover the costs under the head lease, to which the Company remains the primary obligor. Therefore, the Company has recognized the remaining committed cost, less sublease income currently under contract, in site consolidation expenses in the income statement during the three months ended June 30, 2018.

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

The following table shows expenses recorded in the three and six months ended June 30, 2018 and the liability as at June 30, 2018, in thousands:

Description of expense	Jan 1, 2018 - March 31, 2018	April 1, 2018 - June 30, 2018	Jan 1, 2018 - June 30, 2018
Employee severance	$1,381	$1,285	$2,666
Employee relocation	240	295	535
Lease and facility	—	1,001	1,001
Total site consolidation expense	1,621	2,581	4,202
Amounts paid during the period	592	2,520	3,112
Accrued at period end	$1,029	$61	$1,090

10.      Contingencies and commitments

Product development partnership with the Canadian Government

The Company entered into a Technology Partnerships Canada ("TPC") agreement with the Canadian Federal Government on November 12, 1999. Under this agreement, TPC agreed to fund 27% of the costs incurred by the Company, prior to March 31, 2004, in the development of certain oligonucleotide product candidates up to a maximum contribution from TPC of $7,179,000 (C$9,256,000). As at June 30, 2018, a cumulative contribution of $2,871,000 (C$3,702,000) had been received and the Company does not expect any further funding under this agreement. In return for the funding provided by TPC, the Company agreed to pay royalties on the share of future licensing and product revenue, if any, that are received by the Company on certain non-siRNA oligonucleotide product candidates covered by the funding under the agreement. These royalties are payable until a certain cumulative payment amount is achieved or until a pre-specified date. In addition, until a cumulative amount equal to the funding actually received under the agreement has been paid to TPC, the Company agreed to pay 2.5% royalties on any royalties the Company receives for Marqibo. For the three months ended June 30, 2018, the Company earned royalties on Marqibo sales in the amount of $41,000 (June 30, 2017 – $65,000) (see note 5(d)), resulting in $1,000 being recorded by the Company as royalty payable to TPC (June 30, 2017 -$3,000). The cumulative amount paid or accrued up to June 30, 2018 was $24,000, therefore the remaining contingent amount due to TPC is $2,782,000 (C$3,702,000).

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

Under the stock purchase agreement, Arbutus Inc. agreed to pay up to a total of $21,000,000 to Enantigen’s selling stockholders upon the achievement of certain triggering events related to Enantigen’s two programs in pre-clinical development related to HBV therapies. The first triggering event, which would trigger a $3,000,000 milestone, is the enrollment of the first patient in a Phase 1b clinical trial in HBV patients.

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

The carrying amount of financial assets represents the maximum credit exposure. The maximum exposure to credit risk at June 30, 2018 was the accounts receivable balance of $1,322,000 (December 31, 2017 - $402,000).

All accounts receivable balances were current at June 30, 2018 and at December 31, 2017.
12.      Related Party Transactions

During 2018, the Company purchased certain research and development services from Roivant, which are billed at agreed hourly rates and reflective of market rates for such services.  The total cost of these services was $0.6 million for the three and six months ended June 30, 2018.

During 2018, the Company purchased certain research and development services from Genevant. These services are billed at agreed hourly rates and reflective of market rates for such services.  The total cost of these services was $0.1 million for the three and six months ended June 30, 2018. Conversely, Genevant purchased certain administrative and transitional services from the Company and has a sublease for 17,900 square feet in the Company's Burnaby facility. The total income for these services was $0.2 million for the six months ended June 30, 2018.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following discussion and analysis by our management of our financial position and results of operations in conjunction with our audited consolidated financial statements and related notes thereto included as part of our Annual Report on Form 10-K for the year ended December 31, 2017 and our unaudited condensed consolidated financial statements for the three and six month periods ended June 30, 2018. Our consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles and are presented in U.S. dollars.

FORWARD-LOOKING STATEMENTS
The information in this report contains forward-looking statements within the meaning of the Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, and forward looking information within the meaning of Canadian securities laws (collectively, “forward-looking statements”). Forward-looking statements in this report include statements about our strategy, future operations, clinical trials, prospects and the plans of management; the discovery, development and commercialization of a cure for HBV; our beliefs and development path and strategy to achieve a cure for HBV; obtaining necessary regulatory approvals; obtaining adequate financing through a combination of financing activities and operations; the payment of one-time employee termination benefits, employee relocation costs, and site closure costs, totalling approximately

$5,000,000; the expected timing of certain triggering events for payments by Arbutus Inc. related to Enantigen’s programs; the possibility of receiving total milestone payments of up to $18,000,000 on Alocrest and Brakiva; the potential of our LNP platform to provide royalties and significant additional capital to fund development of our many HBV assets; the potential of our drug candidates to improve upon the standard of care and contribute to curative combination treatment regimen; royalty entitlements for an LNP platform drug that may be approved in the second half of 2018 ; developing a suite of products that intervene at different points in the viral life cycle, with the potential to reactivate the host immune system; using preclinical results to adaptively design clinical studies for additional cohorts of patients, testing the combination and the duration of therapy; selecting combination therapy regimens and treatment durations to conduct Phase III clinical trials intended to ultimately support regulatory filings for marketing approval; expanding our HBV drug candidate pipeline through internal development, acquisitions and in-licenses; interim results from a 30-week Phase II study of ARB-1467 in combination with tenofovir and pegylated interferon expected in the second half of 2018, followed by final results in 2019; continuing to focus on rapidly advancing AB-506 into clinical testing before proceeding with additional clinical evaluation of AB-423; dosing of AB-506 in HBV patients later this year, with topline results by mid 2019; the potential of AB-506 to be a 'best-in-class' capsid inhibitor with once-daily dosing; an IND (or equivalent) filing for AB-452 in the third quarter 2018, with subject dosing to follow in the fourth quarter 2018, and the potential for once-daily oral dosing; an IND/CTA filing in 2019 for AB-729; first regulatory approval for patisiran in the second half of 2018; possible low to mid-single-digit royalty payments escalating based on sales performance as Alnylam’s LNP-enabled products, including patisiran, are commercialized; payments from the Gritstone licensing agreement; the expectation for organizational changes to result in increased efficiency, a more flexible variable cost structure, and additional preservation of our cash reserves; the belief that current legal proceedings will not have a material adverse effect on our consolidated results of operations, cash flows, or financial condition; the expected return from strategic alliances, licensing agreements, and research collaborations; statements with respect to revenue and expense fluctuation and guidance; having sufficient cash resources to fund our operations for at least the next 12 months; obtaining funding to maintain and advance our business from a variety of sources including public or private equity or debt financing, collaborative arrangements with pharmaceutical companies and government grants and contracts; and the quantum and timing of potential funding.
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
Our actual results could differ materially from those discussed in the forward-looking statements as a result of a number of important factors, including the risk factors discussed in this report and the risk factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2017, under the heading “Risk Factors,” and the risks discussed in our other filings with the Securities and Exchange Commission and Canadian Securities Regulators. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis, judgment, belief or expectation only as of the date hereof. All forward-looking statements herein are qualified in their entirety by this cautionary statement, and we explicitly disclaim any obligation to revise or update any such forward-looking statements or to publicly announce the result of any revisions to any of the forward-looking statements contained herein to reflect future results, events or developments, except as required by law.

OVERVIEW

Arbutus Biopharma Corporation ("Arbutus", the "Company", "we", "us", and "our") is a publicly traded (Nasdaq Global Market: ABUS) industry-leading therapeutic solutions company dedicated to discovering, developing, and commercializing a cure for patients suffering from chronic Hepatitis B Virus (HBV) infection. HBV represents a significant, global unmet medical need and is the cause of the most common serious liver infection in the world. The World Health Organization (WHO) estimates that more than 257 million people worldwide are chronically infected (WHO, 2017), and other estimates suggest this could include approximately 2 million people in the United States (Kowdley et al., 2012).

To pursue our strategy of developing a curative combination regimen for chronic HBV, we have assembled a robust pipeline consisting of multiple drug candidates with differing but complementary mechanisms of action (MOA), each of which have the potential to improve upon the standard of care and contribute to a curative combination treatment regimen. Our pipeline includes agents that have the potential to form a proprietary, orally administered, combination therapy.

In addition to our drug pipeline focused on HBV, we have additional assets that have the potential to provide value to Arbutus. The first is our 41% equity ownership interest in Genevant Sciences (Genevant), a newly created company to which we have licensed Arbutus’ lipid nanoparticle delivery (LNP) platform and conjugate delivery platform (the Delivery Platforms) for all applications except HBV. Secondly, we retain a royalty entitlement on Patisiran, a drug being developed by Alnylam that incorporates our LNP technology and may be approved in the second half of 2018. This royalty entitlement has the potential to provide an active royalty stream or to be otherwise monetized in full or in part. These assets have the potential to provide significant additional non-dilutive capital to fund development of our pipeline of HBV assets.

HBV Product Pipeline

Our product pipeline is entirely focused on finding a cure for chronic HBV infection, with the objective of developing a suite of products that intervene at different points in the viral life cycle and reactivate the host immune system. We are conducting clinical and preclinical combination studies to evaluate combinations of our proprietary pipeline candidates with HBV SOC therapies and with our own proprietary assets. We expect to use the results from these studies to adaptively design additional clinical studies to test the combination and the duration of therapy in patients. We plan to continue this process to identify a regimen to conduct Phase III clinical trials intended to ultimately support regulatory filings for marketing approval.

Our broad pipeline of HBV product candidates includes ARB-1467 (RNAi); AB-506 (capsid inhibitor); AB-452 (HBV RNA destabilizer); AB-729 (GalNAc RNAi), and multiple other preclinical agents in development with novel mechanisms of action (MOA).

We will continue to expand our HBV pipeline through internal discovery and development and possibly acquisitions and in-licenses. We also have a research collaboration agreement with the Baruch S. Blumberg Institute that provides exclusive rights to in-license any intellectual property generated through the collaboration.

Agents for All-oral combination therapy
Capsid Inhibitors (AB-506 & AB-423)

HBV core protein, or capsid, is required for viral replication and core protein may have additional roles in cccDNA function. The current standard of care therapy significantly reduces HBV DNA levels in the serum but HBV replication continues in the liver, thereby enabling HBV infection to persist. Effective therapy for patients requires new agents which will effectively block viral replication. We are developing core protein inhibitors (also known as capsid assembly inhibitors) as oral therapeutics for the treatment of chronic HBV infection. By inhibiting assembly of the viral capsid, the ability of HBV to replicate is impaired, resulting in reduced cccDNA.

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

In addition to AB-423, our capsid inhibitor discovery effort generated promising back-up compounds in 2017, which led to the nomination of a next-generation capsid inhibitor AB-506 for Investigational New Drug (IND)/Clinical Trial Authorization (CTA)-enabling studies. We have received regulatory approval of our submitted CTA in Q2 2018, and have initiated dosing of healthy volunteers, to be followed by dosing in patients in the second half of this year. AB-506 is an orally administered, highly selective capsid inhibitor that has shown striking potency and improved PK in preclinical studies. We presented these preclinical data at AASLD annual meeting in October 2017 in a presentation titled, "Antiviral Characterization of a Next Generation Chemical Series of HBV Capsid Inhibitors In Vitro and In Vivo," which showed potent inhibition of HBV replication and pgRNA encapsidation, an accelerated rate of capsid assembly, and binding to the HBV core protein at the dimer:dimer interface that indicates improved target engagement compared to first generation capsid inhibitors. AB-506 has the potential to be a 'best-in-class' capsid inhibitor based on its favorable drug-like properties and potent inhibition of HBV replication. This molecule has the potential for once-daily oral dosing, making it an ideal candidate for inclusion in a combination regimen.

We will continue to focus on rapidly advancing AB-506 through clinical testing before proceeding with additional clinical evaluation of AB-423.

HBV RNA Destabilizer (AB-452)

Our most advanced preclinical program is an HBV RNA Destabilizer, AB-452 (formerly known as our oral HBsAg inhibitor program), which has novel activity in destabilizing HBV RNA, broad activity against HBV RNAs, and reduces HBsAg. This molecule has the potential for once daily, oral dosing. We presented preclinical data at AASLD annual meeting in October 2017 in a presentation titled, "Identification and Characterization of AB-452, a Potent Small Molecule HBV RNA Destabilizer In Vitro and In Vivo," which showed that AB-452 has shown synergistic effects when combined with two of our proprietary HBV RNAi agents in vitro. In vivo, twice-a-day oral administration of AB-452 resulted in up to 1.4 log10 reduction of serum HBsAg in a dose dependent manner and correlated well with liver HBV RNA levels. When combined, our capsid inhibitor AB-506 and HBV RNA destabilizer AB-452 show distinct but mechanistically compatible antiviral activities that suggest feasibility of inclusion in a clinical combination regimen. Pending successful completion of IND/CTA-enabling studies, this product candidate could be the subject of an IND/CTA filing in the third quarter of 2018.

RNAi Agents

Our RNA interference (RNAi) HBV candidates, ARB-1467 and AB-729, are designed to reduce Hepatitis B surface antigen (HBsAg) expression in patients chronically infected with HBV. Reducing HBsAg is thought to be a key prerequisite to enable a patient’s immune system to raise an adequate immune response against the virus. The ability of ARB-1467 to inhibit numerous viral elements in addition to HBsAg increases the likelihood of affecting the viral infection.

RNAi (ARB-1467)

Our lead RNAi HBV candidate, ARB-1467, is a multi-component RNAi therapeutic that simultaneously targets three sites on the HBV genome, including the HBsAg coding region. Targeting three distinct and highly conserved sites on the HBV genome is intended to facilitate potent knockdown of all viral mRNA transcripts and viral antigens across a broad range of HBV genotypes and lower the risk of developing antiviral resistance ARB 1467 was evaluated in a Phase I Single Ascending Dose (SAD) trial designed to assess the safety, tolerability, and pharmacokinetics of intravenous administration of the product in healthy adult subjects. In the Phase I SAD study, dosing healthy volunteer subjects was well tolerated to a dose of 0.4 mg/kg but a maximum tolerated dose was not reached.

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

GalNAc RNAi (AB-729)

Early in 2018, we nominated for development a next-generation RNAi therapeutic, AB-729, targeted to hepatocytes using our novel covalently conjugated N-acetylgalactosamine (GalNAc) delivery technology to enable subcutaneous delivery. This is a promising new agent that acts on multiple HBV viral transcripts, enabling inhibition of viral replication and suppression of all viral antigens. AB-729 showed more durable in vivo preclinical activity than earlier-generation RNAi agents for the treatment of chronic HBV infection. We observed a significant dose response, and a stepwise reduction in viral proteins when multi-dosing. We have initiated IND/CTA enabling studies, and pending success of those studies, this product candidate could be the subject of an IND/CTA filing in the first half of 2019.

Additional Research Programs

In addition to our clinical candidates, we have a number of research programs aimed at discovery and development of proprietary HBV candidates with different and complementary MOAs. We have ongoing discovery efforts focused on cccDNA targeting and checkpoint inhibition to identify novel drug candidates to complement our pipeline of agents to form an all-oral combination therapy.

Proprietary Delivery Technology

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

We have generated value from our LNP platform technology, which is well suited to deliver therapies based on RNAi, mRNA, and gene editing constructs. We have also developed a proprietary GalNAc conjugate technology to enable subcutaneous delivery of an RNAi therapeutic targeting HBsAg and/or other HBV targets.

In April 2018, we entered into an agreement with Roivant Sciences to launch Genevant Sciences, a jointly-owned company focused on the discovery, development, and commercialization of a broad range of RNA-based therapeutics enabled by our proprietary LNP and ligand conjugate delivery technologies (collectively, the Delivery Technologies) for all applications except HBV. See further discussion under Recent Developments below.

Development of RNAi therapeutic products is currently limited by the instability of the RNAi trigger molecules in the bloodstream and the inability of these molecules to access target cells or tissues following administration. Delivery technology is necessary to protect these drugs in the bloodstream to allow efficient delivery and cellular uptake by the target cells. Arbutus has developed a proprietary delivery LNP platform. The broad applicability of this platform to RNAi development and clinically proven safety profile has established it as a leader in this new area of innovative medicine.

Partner Programs

Patisiran (ALN-TTR02)

Alnylam Pharmaceuticals, Inc., or Alnylam (Nasdaq: ALNY), has a license to use our intellectual property to develop and commercialize products. Alnylam's patisiran (ALN-TTR02) program represents the most clinically advanced application of our LNP delivery technology, and results demonstrate that our LNP has been well tolerated and efficacy maintained with long-term (>36 months) treatment. Alnylam may only grant access to our LNP technology to its partners if it is part of a product sublicense. Alnylam’s license rights are limited to patents that we have filed, or that claim priority to a patent that was filed, before April 15, 2010.

Patisiran is Alnylam`s most clinically advanced RNAi therapeutic in development, targeting transthyretin (TTR) for the treatment of TTR-mediated amyloidosis (ATTR). In September 2017, Alnylam successfully completed its APOLLO Phase III clinical trial of LNP-enabled patisiran, which initiated in November 2013. Results showed that patisiran met its primary efficacy endpoint and all secondary endpoints in this trial. As a result, Alnylam completed a New Drug Application (NDA) to the U.S. Food and Drug Administration (FDA) and a Marketing Authorisation Application (MAA) to the European Medicines Agency (EMA) for patisiran. Alnylam has estimated that first regulatory approval may be obtained in the second half of 2018. We retain full rights to royalties on patisiran global sales and are entitled to low-to-mid single-digit royalty payments escalating based on sales performance as Alnylam’s LNP-enabled products are commercialized. We could receive our first royalty payments in the second half of 2018, or seek to otherwise monetize all or part of this royalty stream as a source of non-dilutive cash.

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

Under the terms of the agreement, Roivant contributed $37.5 million in transaction-related seed capital for Genevant, consisting of an initial $22.5 million and a subsequent investment of $15 million at a pre-determined, stepped-up valuation. We retain all rights to our LNP and conjugate delivery platforms for HBV, and are entitled to a tiered royalty from Genevant on future sales of products enabled by those delivery platforms. We also retain the entirety of our royalty entitlement on the commercialization of Alnylam’s patisiran. The initial investment and the subsequent investment were completed during the second quarter 2018, therefore at June 30, 2018 Arbutus holds an equity interest in Genevant equal to 41%. We recorded a $24.9 million non-cash gain in the second quarter of 2018 as a result of this transaction.

Genevant is led by Executive Chairman Paris Panayiotopoulos, former CEO of ARIAD Pharmaceuticals, accompanied by a management team of RNA experts including Dr. Bo Rode Hansen as President, Chief Scientific Officer, and Head of R&D; Dr. Peter Lutwyche as Chief Technology Officer; Dr. Konstantin Linnik as General Counsel; Dr. James Heyes as Senior VP; and a scientific team with decades of RNA development experience.

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

Site Consolidation

In February 2018, we announced a site consolidation and organizational restructuring to better align our HBV business in Warminster, PA. These organizational changes are expected to result in increased efficiency, a more flexible variable cost structure, and additional preservation of our cash reserves. To achieve this alignment, during the second quarter of 2018 we reduced our global workforce by approximately 35% and closed our Burnaby BC facility. These activities were successfully completed during the second quarter without negatively impacting our research and development timelines. For further detail, refer to note 9 "Site Consolidation" in the condensed consolidated financial statements in Part I.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Equity method investment / We account for our investment in associated companies in accordance with ASC 323, Investments - Equity Method and Joint Ventures. In accordance with ASC 323, associated companies are accounted for as equity method investments. Our share of results of associated companies are presented on a one-line basis. Investments in, and advances to, associated companies are presented on a one-line basis in the caption “Investment in Genevant” in our Consolidated Balance Sheet, net of allowance for losses, which represents our best estimate of probable losses inherent in such assets. The Investment in Genevant balance recorded was based on the fair value of the equity received. Our proportionate share of the associated company's net income or loss is presented on a one-line basis in the caption "Gain on Investment" in our Consolidated Statement of Operations and Comprehensive Loss. Transactions between the Company and the associated company are eliminated on a basis proportional to our ownership interest. Financial results of Genevant are recorded on a one-quarter lag basis.
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
The new guidance in ASC 606 requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers under a five-step model: (i) identify contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when or as a performance obligation is satisfied.

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

Stock-based compensation / In June 2018, the FASB issued ASU 2018-07, Compensation - Stock Compensation (Topic 718), Improvements to Nonemployee Share-Based Payment Accounting. The amendments in this Update provide guidance about aligning nonemployee and employee share-based payment accounting. The amendments in this Update are effective for all entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2018. We early adopted the new standard as of January 1, 2018. The adoption of this standard did not have a material impact on the Company's financial position and results of operations.

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

RESULTS OF OPERATIONS
The following summarizes the results of our operations for the periods shown, in thousands (except for per share figures):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Total revenue	$1,244	$1,039	$2,680	1,274
Operating expenses	23,290	20,524	43,131	39,058
Loss from operations	(22,046)	(19,485)	(40,451)	(37,784)
Net income (loss)	$3,091	$(18,255)	$(14,338)	(36,882)
Net income (loss) attributable to common shares	550	(18,255)	(19,215)	(36,882)
Basic and diluted loss per common share	0.01	(0.33)	(0.35)	(0.68)

Revenue / Revenue is summarized in the following table, in thousands:

	Three months ended June 30,				Six months ended June 30,
	2018	% of Total	2017	% of Total	2018	% of Total	2017	% of Total
Alexion	$—	—%	$318	31%	$—	—%	$336	26%
Gritstone	937	75%	—	—%	2,087	78%	—	—%
Department of Defense ("DoD")	263	21%	—	—%	263	10%	—	—%
Other milestone and royalty payments	44	4%	721	69%	330	12%	938	74%
Total revenue	$1,244		$1,039		$2,680		$1,274

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

Gritstone revenue

On October 16, 2017, we entered into a license agreement with Gritstone that entitles Gritstone to research, develop, manufacture and commercialize products with the Company’s LNP technology.  In October 2017, we received the upfront license payment, and are eligible to receive further potential payments for development and commercial milestone payments and royalty payments on future product sales. Revenue recognized in the three and six months ended June 30, 2018 relates to the earned portion of the upfront license fee, as well as services provided to Gritstone. As a result of the Company's agreement with Genevant (see note 3 of the financial statements for details), from April 11, 2018 going forward Genevant is entitled to 50% of the revenues earned (excluding the upfront license payment discussed above) by the Company from Gritstone.
DoD Revenue
In Q3 2010 we signed a contract with the DoD to develop TKM-Ebola and have since incurred significant program costs related to equipment, materials and preclinical and clinical studies. In Q4 2015, the DoD contract was terminated. In Q2 2018 we completed contract close out procedures with the DoD and recorded the final reimbursement.

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

In September 2013, Spectrum announced that they had shipped the first commercial orders of Marqibo. We continue to earn royalties on the sales of Marqibo, which utilizes a license to our technology.

Expenses / Expenses are summarized in the following table, in thousands:

	Three months ended June 30,
	2018	% of Total	2017	% of Total
Research, development, collaborations and contracts	$16,356	70%	$15,445	75%
General and administrative	3,775	16%	4,599	22%
Depreciation	578	2%	480	2%
Site consolidation	2,581	11%	—	—%
Total operating expenses	$23,290		$20,524

	Six months ended June 30,
	2018	% of Total	2017	% of Total
Research, development, collaborations and contracts	$30,305	70%	$29,317	75%
General and administrative	7,444	17%	8,927	23%
Depreciation	1,180	3%	814	2%
Site consolidation	4,202	10%	—	—%
Total operating expenses	$43,131		$39,058

Research, development, collaborations and contracts

Research, development, collaborations and contracts expenses consist primarily of clinical and pre-clinical trial expenses, personnel expenses, consulting and third party expenses, consumables and materials, as well as a portion of stock-based compensation and general overhead costs.

R&D expenses increased in both the three and six months ended June 30, 2018 as compared to the three and six months ended June 30, 2017. Stock based compensation expense in the first six months of 2018 is about $3.0 million less than the first six months of 2017 due to the expiry of certain share repurchase rights in Q3 2017. Program R&D expenses, however, have increased in the first half of 2018 over the first half of 2017 as our pipeline expands and goes further into the clinic. In the first half of 2017, we initiated a Phase 1 clinical trial for AB-423. In the first half of 2018 we initiated a Phase I clinical trial for POS AB-506 (capsid inhibitor) and it has shown striking potency and improved PK over AB-423 in preclinical studies. We will wait for AB-506 results before deciding whether or not to proceed with additional clinical evaluation of AB-423. We continue to incur costs related to our other programs including IND/CTA-enabling work and CTA regulatory filings completed in mid 2018 for AB-452 (HBV RNA Destabilizer), and pre-IND/CTA work on AB-729 (GalNAc-RNAi).

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

General and administrative

General and administrative expenses decreased in the three and six months ended June 30, 2018 compared to the three and six months ended June 30, 2017, primarily due to a decrease in non-cash compensation expense related to the expiry of repurchase rights in Q3 2017, offset by professional fees incurred related to the launch of Genevant Sciences - see Overview.

Site consolidation charges

In February 2018, we announced a site consolidation and organizational restructuring to better align our HBV business in Warminster, PA, by reducing our global workforce and closing our Burnaby facility. During the three and six months ended June 30, 2018 we initiated and substantially completed our site consolidation plan recording expenses of $2.6 million and $4.2 million, respectively. Most of the employee-related site consolidation expenses have been expensed rateably over the period that employees have provided services, which was substantially complete by June 30, 2018. Further, we have recorded the cost of remaining lease payments for the remaining term of the lease to July 2019, offset by income that we will expect to receive under a sublease contract entered into prior to June 30, 2018 for approximately 35% of the space available for sublease. We will continue to attempt to sublet the remaining space. We expect total site consolidation expenses to be approximately $5.0 million.

Other income (losses) / Other income (losses) are summarized in the following table, in thousands:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Interest income	$805	$390	$1,563	$758
Interest expense	—	(68)	(104)	(110)
Foreign exchange gains (losses)	(359)	798	(885)	1,225
Gain on investment	24,884	—	24,884	—
(Increase) in fair value of warrant liability	—	—	—	(22)
Decrease (increase) in fair value of contingent consideration	(193)	110	655	(949)
Total other income (losses)	$25,137	$1,230	$26,113	$902

Interest income

As described in our our quantitative and qualitative disclosures about market risk in our Annual Report on Form 10-K for the year ended December 31, 2017, we invest our cash reserves in high interest savings accounts and guaranteed investment certificates and term deposits with varying terms to maturity (not exceeding two years) issued by major banks. The increase in interest income for the six months ended June 30, 2018 is due to the proceeds received from the preferred shares sold to Roivant (further described in note 6 of our financial statements) and more favorable interest rates during the year.

Foreign exchange gains (losses)

We continue to incur substantial expenses and hold cash and investment balances in Canadian dollars, and as such, will remain subject to risks associated with foreign currency fluctuations. For the three and six months ended June 30, 2018, we recorded foreign exchange losses, which are primarily unrealized losses related to the depreciation in value of our Canadian dollar funds, from the previous period, when converted to our functional currency of U.S. dollars. In the future, we expect that the proportion of cash and investment balances and expenses incurred in Canadian dollars, relative to U.S. dollars, will continue to decrease as a result of the site consolidation.

Gain on investment in Genevant

As described in Management's Discussion and Analysis of Financial Condition and Results of Operations - Overview section of this discussion and in the Notes to the Condensed Consolidated Financial Statements, in Q2 2018, together with Roivant, we launched Genevant, a jointly-owned company focused on the discovery, development, and commercialization of a broad range of RNA-based therapeutics enabled by our proprietary Delivery Technologies. This transaction, together with a subsequent secondary financing of Genevant, resulted in a gain on investment of $24.9 million.

Decrease (increase) in fair value of contingent consideration

Contingent consideration is a liability assumed by the Company from our acquisition of Arbutus Inc. in March 2015. In general, increases in the fair value of the contingent consideration are related to the progress of our programs as they get closer to triggering contingent payments, as was the case with the increase in contingent consideration for the three months ended June 30, 2018. The decrease in contingent consideration for the six months ended June 30, 2018 is due to a delay in the progress of our program earlier in the year related to the first payment, which reduced the estimated fair value of the liability.

LIQUIDITY AND CAPITAL RESOURCES

The following table summarizes our cash flow activities for the periods indicated, in thousands:

	Three Months Ended		Six months ended
	June 30,		June 30,
	2018	2017	2018	2017
Net income (loss) for the period	$3,091	$(18,255)	$(14,338)	$(36,882)
Adjustments to reconcile net income (loss) to net cash provided by operating activities	(20,696)	4,649	(19,422)	10,142
Changes in operating assets and liabilities	(17)	8,528	(3,829)	4,123
Net cash used in operating activities	(17,622)	(5,078)	(37,589)	(22,617)
Net cash provided by (used in) investing activities	14,980	(1,390)	(60,686)	21,810
Net cash provided by financing activities	735	4	55,102	358
Effect of foreign exchange rate changes on cash & cash equivalents	(361)	825	(926)	1,248
Net (decrease) increase in cash and cash equivalents	(2,268)	(5,639)	(44,099)	799
Cash and cash equivalents, beginning of period	12,461	29,851	54,292	23,413
Cash and cash equivalents, end of period	$10,193	$24,212	$10,193	24,212

Since our incorporation, we have financed our operations through the sales of shares, units, debt, revenues from research and development collaborations and licenses with corporate partners, interest income on funds available for investment, and government contracts, grants and tax credits.

At June 30, 2018, we had an aggregate of $154.9 million in cash and cash equivalents and short-term investments, as compared to an aggregate of $139.0 million in cash and cash equivalents, short-term investments, and restricted investments at December 31, 2017.

For the six months ended June 30, 2018, operating activities used $37.6 million in cash as compared to $22.6 million of cash used in the six months ended June 30, 2017. The increase in net cash used in operating activities is largely related to site consolidation expenses in the first half of 2018 and, conversely, cash in-flows from the Alexion collaboration in the first half of 2017.

For the six months ended June 30, 2018, investing activities decreased cash by $60.7 million as we invested the cash received from the preferred share financing in short term investments.

For the six months ended June 30, 2018, financing activities increased cash by $55.1 million due to the completion of Tranche 2 of the private financing netting $66.3 million, offset by repayment of our promissory note to Wells Fargo.

Cash requirements / At June 30, 2018 we held an aggregate of $154.9 million in cash, comprised of $10.2 million in cash and cash equivalents and $144.7 million in short-term investments. In October 2017, we announced that we had entered into a subscription agreement with Roivant Sciences Ltd. ("Roivant") for the sale of Preferred Shares to Roivant for gross proceeds of $116.4 million. The initial investment of $50.0 million closed in October 2017, and the remaining amount of $66.4 million closed in January 2018.

We believe we have sufficient cash resources to fund our operations for at least the next 12 months. In the future, substantial additional funds will be required to continue with the active development of our pipeline products and technologies. In particular, our funding needs may vary depending on a number of factors including:

•the need for additional capital to fund future business development programs;

•	revenue earned from our legacy collaborative partnerships and licensing agreements, including potential royalty payments from Alnylam;

•	revenue earned from ongoing collaborative partnerships, including milestone and royalty payments;

•	the extent to which we continue the development of our product candidates, add new product candidates to our pipeline, or form collaborative relationships to advance our products;

•	our decisions to in-license or acquire additional products or technology for development, in particular for our HBV therapeutics programs;

•	our ability to attract and retain corporate partners, and their effectiveness in carrying out the development and ultimate commercialization of our product candidates;

•	whether batches of drugs that we manufacture fail to meet specifications resulting in delays and investigational and remanufacturing costs;

•	the decisions, and the timing of decisions, made by health regulatory agencies regarding our technology and products;

•	competing technological and market developments;

•	costs associated with prosecuting and enforcing our patent claims and other intellectual property rights, including litigation and arbitration arising in the course of our business activities; and

•	costs associated with our site consolidation plans.

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

CONTRACTUAL OBLIGATIONS

The following table summarizes our contractual obligations as at June 30, 2018:

(in millions)	Payments Due by Period
	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years
Contractual Obligations
Facility leases	$7.2	$1.6	$1.4	$1.4	$2.8
Total	$7.2	$1.6	$1.4	$1.4	$2.8

IMPACT OF INFLATION

Inflation has not had a material impact on our operations.

RELATED PARTY TRANSACTIONS

Series A participating convertible preferred shares

On October 2, 2017, we entered into a subscription agreement with Roivant for the sale of Preferred Shares to Roivant for gross proceeds of $116.4 million. The Preferred Shares are non-voting and are convertible into common shares at a conversion price of $7.13 per share (which represents a 15% premium to the closing price of $6.20 per share). The purchase price for the Preferred Shares plus an amount equal to 8.75% per annum, compounded annually, will be subject to mandatory conversion into 22,589,601 common shares on October 16, 2021 (subject to limited exceptions in the event of certain fundamental corporate transactions relating to Arbutus’ capital structure or assets, which would permit earlier conversion at Roivant’s option). On a pro-forma basis, after conversion of the Preferred Shares into common shares on October 16, 2021, based on the number of common shares outstanding on July 31, 2018, Roivant would hold 49.50% of the Company's common shares. Roivant has agreed to a four year lock-up period for this investment and its existing holdings in Arbutus. Roivant has also agreed to a four year standstill whereby Roivant will not acquire greater than 49.99% of the Company's common shares or securities convertible into common shares.

The initial investment of $50.0 million closed on October 16, 2017, and the remaining amount of $66.4 million closed on January 12, 2018 following regulatory and shareholder approvals.

Services purchased from Roivant

During 2018, we purchased certain research and development services from Roivant, which are billed at agreed hourly rates and reflective of market rates for such services.  The total cost of these services was $0.6 million for the three and six months ended June 30, 2018.

Launch with Roivant of jointly-owned Genevant Sciences

On April 11, 2018, we entered into an agreement with Roivant Sciences to launch Genevant Sciences ("Genevant"), a jointly-owned company focused on the discovery, development, and commercialization of a broad range of RNA-based therapeutics enabled by Arbutus' proprietary lipid nanoparticle (LNP) and ligand conjugate delivery technologies.

Under the terms of the agreement, we contributed a license to the delivery technologies, and equipment required for lab operations. The contributed license provides Genevant with exclusive rights to the LNP and ligand conjugate delivery platforms for RNA-based applications outside of HBV. Roivant has contributed $37.5 million in transaction-related seed capital for Genevant, consisting of an initial capital contribution of $22.5 million and a subsequent investment of a further $15.0 million at a pre-determined, stepped-up valuation. We retain all rights to the LNP and conjugate delivery platforms for HBV, and will be entitled to a tiered low single-digit royalty from Genevant on future sales of products enabled by those delivery platforms. We also retain the entirety of its royalty entitlement on the commercialization of Alnylam's patisiran.

Subsequent to the transaction date, we continue to provide certain transition services to Genevant consisting primarily of general and administrative support and Genevant provides certain R&D services to Arbutus primarily related to the LNP and conjugate delivery technologies. These services are billed by each respective party at contractually agreed hourly rates, which are reflective of market rates for such services. In addition, we have entered into a sublease with Genevant for 17,900 square feet of space in Arbutus' Burnaby facility, at rates that are consistent with market rates.

At April 11, 2018, Arbutus and Roivant each received a 50% ownership interest in Genevant. As a result of the subsequent investment in Genevant completed on June 25, 2018 by Roivant, we owned 41% of the common equity of Genevant as at June 30, 2018. Refer to Part I, Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations - Overview" for additional information.

During 2018, we purchased certain research and development services from Genevant. These services are billed at agreed hourly rates and reflective of market rates for such services.  The total cost of these services was $0.1 million for the six months ended June 30, 2018.

Conversely, Genevant purchased certain G&A and transitional services from us and has a sublease for 17,900 square feet in our Burnaby facility. The total income for these services was $0.2 million for the six months ended June 30, 2018.

OUTSTANDING SHARE DATA

As of July 31, 2018, we had 55,404,298 common shares, no par value, outstanding. In addition, we had 6,757,728 stock options outstanding and 1,164,000 Series A participating convertible preferred shares outstanding, which will be mandatorily convertible into 22,589,601 common shares on October 16, 2021. Assuming the 6,757,728 stock options were exercised and the preferred shares were converted into 22,589,601 common shares, we would have had 84,751,627 common shares outstanding at July 31, 2018.

ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in our quantitative and qualitative disclosures about market risk from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017.

ITEM 4.      CONTROLS AND PROCEDURES

As of June 30, 2018, an evaluation of the effectiveness of our “disclosure controls and procedures” (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) was carried out by our management, with the participation of our Chief Executive Officer (CEO) and Chief Accounting Officer (CAO), our principal accounting officer. Based upon this evaluation, the CEO and CAO have concluded that as of June 30, 2018, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission (the “Commission”) rules and forms and (ii) accumulated and communicated to the management of the registrant, including the CEO and CAO, to allow timely decisions regarding required disclosure.

It should be noted that while the CEO and CAO believe that our disclosure controls and procedures provide a reasonable level of assurance that they are effective, they do not expect that our disclosure controls and procedures or internal control over financial reporting will prevent all errors and fraud. A control system, no matter how well conceived or operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.

There have been no changes in our internal control over financial reporting (as defined in Rules 13a–15(f) and 15d–15(f) under the Exchange Act) during the three months ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.       UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.       DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.       MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.       OTHER INFORMATION

None.

ITEM 6.       EXHIBITS

See the Exhibit Index hereto.

EXHIBIT INDEX

Number	Description

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a14 or 15d14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the SarbanesOxley Act of 2002

31.2*	Certification of Chief Accounting Officer pursuant to Rule 13a14 or 15d14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the SarbanesOxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the SarbanesOxley Act of 2002

32.2*	Certification of Chief Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the SarbanesOxley Act of 2002

33.1*	Executive Employment Agreement, Chief Financial Officer - D Hastings

34.1*	Executive Signing Bonus, Chief Financial Officer - D Hastings

101	Interactive Data Files
* Filed herewith.

SIGNATURES
   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 2, 2018.

ARBUTUS BIOPHARMA CORPORATION

By:	/s/ Mark Murray
Mark Murray
President and Chief Executive Officer