Form 10-Q
period 2018-09-30
Arbutus Biopharma Corp
filed 2018-11-07
CIK 1447028

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
OR
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
(Address of Principal Executive Offices and Zip Code)
604-419-3200
(Registrant’s Telephone Number, Including Area Code)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]        No [   ]
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes [X]        No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filer [X]	Non-accelerated filer [ ]	Smaller reporting company [X]	Emerging growth company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  [   ]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [   ]   No [X]

As of October 31, 2018, the registrant had 55,477,235 common shares, no par value, outstanding.

1

ARBUTUS BIOPHARMA CORP.

2

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
ARBUTUS BIOPHARMA CORPORATION
Condensed Consolidated Balance Sheets
(Unaudited)

(Expressed in thousands of U.S. dollars, except share and per share amounts)

(Prepared in accordance with US GAAP)

	September 30,	December 31,
	2018	2017
Assets
Current assets:
Cash and cash equivalents (note 2)	$21,933	$54,292
Short-term investments (note 2)	120,085	72,060
Accounts receivable	538	402
Accrued revenue	—	128
Investment tax credits receivable	342	340
Prepaid expenses and other assets	1,127	2,144
Total current assets	144,025	129,366
Restricted investment (note 2)	—	12,601
Investment in Genevant (note 3)	24,665	—
Property and equipment	16,813	24,854
Less accumulated depreciation	(6,392)	(12,671)
Property and equipment, net of accumulated depreciation	10,421	12,183
Intangible assets (note 4)	43,836	58,647
Goodwill (note 4)	22,471	24,364
Total assets	$245,418	$237,161
Liabilities and stockholders' equity
Current liabilities:
Accounts payable and accrued liabilities (note 7)	$8,511	$10,646
Deferred revenue (note 5)	649	2,742
Liability-classified options (note 2)	2,738	1,239
Site consolidation accrual (note 9)	770	—
Total current liabilities	12,668	14,627
Deferred lease incentives, net of current portion	656	693
Loan payable (note 8)	—	12,001
Contingent consideration (notes 2 and 10)	4,161	10,424
Deferred tax liability (note 4)	12,661	16,943
Total liabilities	30,146	54,688
Stockholders’ equity:
Preferred shares (note 6)
Authorized - 1,164,000 with no par value
Issued and outstanding: 1,164,000 (December 31, 2017 - 500,000)	123,489	49,780
Common shares
Authorized - unlimited number with no par value
Issued and outstanding: 55,472,319 (December 31, 2017 - 55,060,662)	878,805	876,108
Additional paid-in capital	45,500	42,840
Deficit	(784,325)	(738,070)
Accumulated other comprehensive loss	(48,197)	(48,185)
Total stockholders' equity	215,272	182,473
Total liabilities and stockholders' equity	$245,418	$237,161

Nature of business and future operations (note 1)
Contingencies and commitments (note 10)
Related party transactions (note 12)
See accompanying notes to the condensed consolidated financial statements.

ARBUTUS BIOPHARMA CORPORATION
Condensed Consolidated Statements of Operations
(Unaudited)

(Expressed in thousands of U.S. dollars, except share and per share amounts)
(Prepared in accordance with US GAAP)

	Three months ended		Nine months ended
	September 30,		September 30,
	2018	2017	2018	2017
Revenue (note 5)	$1,587	$6,892	$4,267	$8,166

Expenses
Research, development, collaborations and contracts	16,566	15,537	46,871	44,854
General and administrative	2,631	3,659	10,075	12,586
Depreciation of property and equipment	497	593	1,677	1,407
Site consolidation (note 9)	(492)	—	3,710	—
Impairment of intangible assets (note 4)	14,811	—	14,811	—
Total expenses	34,013	19,789	77,144	58,847

Loss from operations	(32,426)	(12,897)	(72,877)	(50,681)

Other income (loss)
Interest income	756	337	2,319	1,095
Interest expense	—	(76)	(104)	(186)
Foreign exchange (loss) gain	145	1,233	(740)	2,458
Gain on investment (note 3)	—	—	24,884	—
Equity investment loss (note 3)	(2,838)	—	(2,838)	—
Increase in fair value of warrant liability	—	—	—	(22)
Decrease (increase) in fair value of contingent consideration (notes 2 and 10)	5,608	(197)	6,263	(1,146)
Total other income	3,671	1,297	29,784	2,199

Net (loss) before income taxes	$(28,755)	$(11,600)	$(43,093)	$(48,482)

Income tax benefit (note 4)	4,282	—	4,282	—
Net (loss)	$(24,473)	$(11,600)	$(38,811)	$(48,482)
Items applicable to preferred shares:
Accrual of coupon on convertible preferred shares	(2,567)	—	(7,444)	$—

Net (loss) attributable to common shares	$(27,040)	$(11,600)	$(46,255)	$(48,482)

Net (loss) attributable to common shareholders, per share (note 2)
Basic and diluted	$(0.49)	$(0.21)	$(0.84)	$(0.89)
Weighted average number of common shares
Basic and diluted	55,421,504	54,877,103	55,241,284	54,612,081
See accompanying notes to the condensed consolidated financial statements.

ARBUTUS BIOPHARMA CORPORATION
Condensed Consolidated Statements of Comprehensive Loss
(Unaudited)

(Expressed in thousands of U.S. dollars, except share and per share amounts)

	Three months ended		Nine months ended
	September 30,		September 30,
	2018	2017	2018	2017
Net loss	$(24,473)	$(11,600)	$(38,811)	$(48,482)
Other comprehensive loss:
Share of other comprehensive loss of equity method investment (note 3)	(12)	—	(12)	—
Comprehensive loss	$(24,485)	$(11,600)	$(38,823)	$(48,482)

ARBUTUS BIOPHARMA CORPORATION
Condensed Consolidated Statement of Stockholders’ Equity
(Unaudited)

(Expressed in thousands of U.S. dollars, except share and per share amounts)
(Prepared in accordance with US GAAP)

	Convertible Preferred Shares		Common Shares
	Number of shares	Share capital	Number of shares	Share capital	Additional paid-in capital	Deficit	Accumulated other comprehen- sive loss	Total stockholders' equity
December 31, 2017	500,000	$49,780	55,060,662	$876,108	$42,840	$(738,070)	$(48,185)	$182,473
Issuance of Preferred Shares, net of issuance cost of $135	664,000	66,265	—	—	—	—	—	66,265
Accretion of coupon on Preferred Shares		2,336	—	—	—	(2,336)	—	—
Stock-based compensation	—	—	—	—	1,510	—	—	1,510
Certain fair value adjustments to liability stock option awards	—	—	—	—	(504)	—	—	(504)
Issuance of common shares pursuant to exercise of options	—	—	26,541	180	(77)	—	—	103
Net loss	—	—	—	—	—	(17,429)	—	(17,429)
Balance, March 31, 2018	1,164,000	$118,381	55,087,203	$876,288	$43,769	$(757,835)	$(48,185)	$232,418
Accretion of coupon on Preferred Shares	—	2,541	—	—	—	(2,541)	—	—
Stock-based compensation	—	—	—	—	1,862	—	—	1,862
Certain fair value adjustments to liability stock option awards	—	—	—	—	(34)	—	—	(34)
Issuance of common shares pursuant to exercise of options	—	—	238,059	1,903	(1,168)	—	—	735
Net loss	—	—	—	—	—	3,091	—	3,091
Balance, June 30, 2018	1,164,000	$120,922	55,325,250	$878,191	$44,429	$(757,285)	$(48,185)	$238,072
Accretion of coupon on Preferred Shares	—	2,567	—	—	—	(2,567)	—	—
Stock-based compensation	—	—	—	—	1,658	—	—	1,658
Certain fair value adjustments to liability stock option awards	—	—	—	—	(407)	—	—	(407)
Issuance of common shares pursuant to exercise of options	—	—	147,069	614	(180)	—	—	434
Other comprehensive income (loss) - currency translation adjustment	—	—	—	—	—	—	(12)	(12)
Net loss	—	—	—	—	—	(24,473)	—	(24,473)
Balance, September 30, 2018	1,164,000	$123,489	55,472,319	$878,805	$45,500	$(784,325)	$(48,197)	$215,272
See accompanying notes to the condensed consolidated financial statements.

ARBUTUS BIOPHARMA CORPORATION
Condensed Consolidated Statements of Cash Flow
(Unaudited)

(Expressed in thousands of U.S. dollars)
(Prepared in accordance with US GAAP)

	Three months ended		Nine months ended
	September 30,		September 30,
	2018	2017	2018	2017
OPERATING ACTIVITIES
Net (loss) for the period	$(24,473)	$(11,600)	$(38,811)	$(48,482)
Items not involving cash:
Deferred income tax benefit	(4,282)	—	(4,282)	—
Depreciation of property and equipment	497	593	1,677	1,407
Gain on sale of property and equipment	(26)	—	(26)	—
Stock-based compensation - research, development, collaborations and contract expenses	1,301	2,468	3,952	8,145
Stock-based compensation - general and administrative expenses	527	1,511	1,493	5,440
Unrealized foreign exchange (gains) losses	(131)	(1,328)	795	(2,578)
Change in fair value of warrant liability	—	—	—	22
Change in fair value of contingent consideration	(5,608)	197	(6,263)	1,146
Impairment of intangible assets	14,811	—	14,811	—
Site consolidation non-cash portion	—	—	396	—
Gain on equity investment	—	—	(24,884)	—
Equity investment loss	2,838	—	2,838	—
Net change in non-cash operating items:
Accounts receivable	784	196	(136)	(573)
Accrued revenue	—	—	128	—
Deferred lease incentives	—	744	—	744
Investment tax credits receivable	—	—	(2)	133
Prepaid expenses and other assets	109	83	1,017	(189)
Accounts payable and accrued liabilities	1,094	(1,805)	(2,171)	(3,513)
Deferred revenue	(325)	(6,739)	(2,093)	—
Site consolidation accrual	(320)	—	770	—
Net cash used in operating activities	(13,204)	(15,680)	(50,791)	(38,298)
INVESTING ACTIVITIES
Disposition (acquisition) of short and long-term investments, net	24,590	5,843	(48,025)	34,192
Proceeds from sale of property and equipment	25	—	25	—
Acquisition of property and equipment	(237)	(538)	(911)	(7,076)
Net cash provided by (used) in investing activities	24,378	5,305	(48,911)	27,116
FINANCING ACTIVITIES
Promissory note repayment (note 8)	—	—	(12,001)	—
Proceeds from sale of Series A Preferred Shares, net of issuance costs	—	—	66,265	—
Issuance of common shares pursuant to exercise of options	435	61	1,273	66
Issuance of common shares pursuant to exercise of warrants	—	—	—	353
Net cash provided by financing activities	435	61	55,537	419
Effect of foreign exchange rate changes on cash and cash equivalents	131	1,327	(795)	2,575
Increase (Decrease) in cash, cash equivalents, and restricted investment	11,740	(8,987)	(44,960)	(8,188)
Cash, cash equivalents, and restricted investment, beginning of period	10,193	24,212	66,893	23,413
Cash, cash equivalents, and restricted investment, end of period	$21,933	$15,225	$21,933	$15,225
Supplemental cash flow information
Non-cash transactions:
Investment tax credit received	$—	$108	$—	$108
Acquired property and equipment in trade payables	$—	$—	$—	$6
Preferred shares dividends accrued (note 6)	$2,567	$—	$7,444	$—
Investment in Genevant (note 3)	$—	$—	$24,665	$—
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

The success of the Company is dependent on obtaining the necessary regulatory approvals to bring its products to market and achieving profitable operations. The Company's research and development activities and commercialization of its products are dependent on its ability to successfully complete these activities and to obtain adequate financing through a combination of financing activities and operations. It is not possible to predict either the outcome of the Company's existing or future research and development programs or the Company’s ability to continue to fund these programs in the future.

2.      Significant accounting policies

Basis of presentation

These unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial statements and accordingly, do not include all disclosures required for annual financial statements. These statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the year ended December 31, 2017 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017. These unaudited condensed consolidated financial statements reflect, in the opinion of management, all adjustments and reclassifications necessary to fairly present the financial position, results of operations and cash flows as of September 30, 2018 and for all other periods presented. The results of operations for the three and nine months ended September 30, 2018 and September 30, 2017, respectively, are not necessarily indicative of the results for the full year. These unaudited condensed consolidated financial statements follow the same significant accounting policies as those described in the notes to the audited consolidated financial statements of the Company for the year ended December 31, 2017, except as described below under Recent Accounting Pronouncements.

Principles of Consolidation

These unaudited condensed consolidated financial statements include the accounts of the Company and its two wholly-owned subsidiaries, Arbutus Biopharma Inc. ("Arbutus Inc.") and Protiva Biotherapeutics Inc. ("Protiva"). On January 1, 2018, Protiva was amalgamated with the Company. All intercompany transactions and balances have been eliminated in consolidation.

Income or loss per share

The Company follows the two-class method when computing net loss attributable to common shareholders per share as the Company has issued Series A participating convertible preferred shares (the "Preferred Shares" (as further described in note 6) that meet the definition of participating securities. The Preferred Shares entitle the holders to participate in dividends but do not require the holders to participate in losses of the Company. Accordingly, if the Company reports a net loss attributable to common shareholders net losses are not allocated to holders of the Preferred Shares.

Loss per share is calculated based on the weighted average number of common shares outstanding. Diluted loss per share does not differ from basic loss per share since the effect of the Company’s stock options, liability-classified stock option awards, and warrants are anti-dilutive. During the nine months ended September 30, 2018, potential common shares of 24,211,817, (nine months ended September 30, 2017 – 5,339,714), consisting of the as-if converted number of Preferred shares, warrants and stock options, were excluded from the calculation of loss per common share because their inclusion would be anti-dilutive.

The following table sets out the computation of basic and diluted net income (loss) attributable to shareholders per share:

	Three months ended September 30,		Nine months ended September 30,
	2018		2018
Numerator:	Common Shares	Preferred Shares	Common Shares	Preferred Shares
Allocation of distributable earnings	$—	$2,567	$—	$7,444
Allocation of undistributed loss	(27,040)	—	(46,255)	—
Allocation of income (loss) attributed to shareholders	$(27,040)	$2,567	$(46,255)	$7,444
Denominator:
Weighted average number of shares - basic and diluted	55,421,504	1,164,000	55,241,284	1,134,813
Basic and diluted net income (loss) attributable to shareholders per share	$(0.49)	$2.21	$(0.84)	$6.56

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

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis, and indicates the fair value hierarchy of the valuation techniques used to determine such fair value:

	Level 1	Level 2	Level 3	September 30, 2018
Assets
Cash and cash equivalents	$21,933	—	—	$21,933
Short-term investments	120,085	—	—	120,085
Total	$142,018	$—	$—	$142,018
Liabilities
Liability-classified options	—	—	$2,738	$2,738
Contingent consideration	—	—	4,161	4,161
Total	$—	$—	$6,899	$6,899

	Level 1	Level 2	Level 3	December 31, 2017
Assets
Cash and cash equivalents	$54,292	—	—	$54,292
Short-term investments	72,060	—	—	72,060
Restricted cash	12,601	—	—	12,601
Total	$138,953	$—	$—	$138,953
Liabilities
Liability-classified options	—	—	$1,239	$1,239
Contingent consideration	—	—	10,424	10,424
Total	$—	$—	$11,663	$11,663

The following table presents the changes in fair value of the Company’s liability-classified stock option awards:

	Liability at beginning of the period	Fair value of liability-classified options exercised in the period	Increase in fair value of liability	Liability at end of the period
Nine months ended September 30, 2017	$553	$(103)	$1,367	$1,817
Nine months ended September 30, 2018	$1,239	$—	$1,499	$2,738

The following table presents the changes in fair value of the Company’s contingent consideration:

	Liability at beginning of the period	Increase (decrease) in fair value of Contingent Consideration	Liability at end of the period
Nine months ended September 30, 2017	$9,065	$1,146	$10,211
Nine months ended September 30, 2018	$10,424	$(6,263)	$4,161

Equity method investment

The Company accounts for its investment in associated companies in accordance with the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 323, Investments - Equity Method and Joint Ventures ("ASC 323"). In accordance with ASC 323, associated companies are accounted for as equity method investments. Results of associated companies are presented on a one-line basis. Investments in, and advances to, associated companies are presented on a one-line basis in the caption “Investment in Genevant” in the Company's condensed consolidated balance sheets, net of allowance for losses, which represents the Company's best estimate of probable losses inherent in such assets. The Company's proportionate share of any associated companies' net income or loss is presented on a one-line basis in the caption "Equity investment loss" in the Company's condensed consolidated statement of operations Transactions between the Company and any associated companies are eliminated on a basis proportional to the Company's ownership interest. Financial results of Genevant are recorded on a one-quarter lag basis.

Recent accounting pronouncements

From time to time, new accounting pronouncements are issued by the FASB or other standard setting bodies that are adopted by the Company as of the specified effective date. Unless otherwise discussed, the Company believes that the impact of recently issued standards that are not yet effective will not have a material impact on the Company's financial position or results of operations upon adoption.

ASC 606, Revenue From Contracts with Customers ("ASC 606") became effective for the Company on January 1, 2018, and was adopted using the modified retrospective method under which previously presented financial statements are not restated and the cumulative effect of adopting ASC 606 on contracts in process is recognized by an adjustment to retained earnings at the effective date. The adoption of ASC 606 did not change the Company’s recognized revenue under its ongoing significant collaboration and license agreements and no cumulative effect adjustment was required.

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

The Company generates revenue primarily through collaboration agreements and license agreements. Such agreements may require the Company to deliver various rights and/or services, including intellectual property rights or licenses and research and development services. Under such agreements, the Company is generally eligible to receive non-refundable upfront payments, funding for research and development services, milestone payments, and royalties.

In contracts where the Company has more than one performance obligation to provide its customer with goods or services, each performance obligation is evaluated to determine whether it is distinct based on whether (i) the customer can benefit from the good or service either on its own or together with other resources that are readily available and (ii) the good or service is separately identifiable from other promises in the contract. The consideration under the contract is then allocated between the distinct performance obligations based on their respective relative stand-alone selling prices. The estimated stand-alone selling price of each deliverable reflects the Company’s best estimate of what the selling price would be if the deliverable was regularly sold on a stand-alone basis and is determined by reference to market rates for the good or service when sold to others or by using an adjusted market assessment approach if the selling price on a stand-alone basis is not available.

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

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments ("ASU 2016-15"). ASU 2016-15 clarifies certain aspects of the statement of cash flows, and aims to reduce diversity in practice regarding how certain transactions are classified in the statement of cash flows. ASU 2016-15 was effective as of January 1, 2018 and was adopted by the Company in the first quarter of 2018. The adoption of ASU 2016-15 did not have a material impact on the Company's condensed consolidated balance sheets or condensed consolidated statements of operations and comprehensive income (loss).

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash ("ASU 2016-18") that clarifies how entities should present restricted cash in the statement of cash flows. Under ASU 2015-18, changes in total cash, inclusive of restricted cash, should be reflected in the statement of cash flows. As a result, transfers between cash and restricted cash are no longer reflected as activity within the statement of cash flows. The Company adopted ASU 2016-18 on January 1, 2018. The adoption of ASU 2018-18 did not have a material impact on the Company's condensed consolidated statements of cash flows.

In October 2016 the FASB issued ASU No. 2016-16, Income Taxes (Topic 740): Intra-Entity Transfer of Assets Other Than Inventory ("ASU 2016-16"). ASU 2016-16 eliminates the deferral of the tax effects of intra-entity asset transfers other than inventory. As a result, the income tax consequences from the intra-entity transfer of an asset other than inventory and associated changes to deferred taxes will be recognized when the transfer occurs. The Company adopted ASU 2016-16 in the first quarter of 2018. The adoption of ASU 2016-16 did not have a material impact on the Company's condensed consolidated balance sheets or condensed consolidated statements of operations and comprehensive income (loss).

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842): Recognition and Measurement of Financial Assets and Financial Liabilities ("ASU 2016-02"). ASU 2016-02 supersedes Topic 840, Leases and requires the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases under previous GAAP. ASU 2016-02 retains a distinction between finance leases and operating leases, with cash payments from operating leases classified within operating activities in the statement of cash flows. The amendments in ASU 2016-02 are effective for fiscal years beginning after December 15, 2018 for public business entities, which for the Company means January 1, 2019. The Company does not plan to early adopt ASU 2016-02 and the extent of the impact of its adoption has not yet been determined.

In June 2018, the FASB issued ASU No. 2018-07, Compensation-Stock Compensation (Topic 718), Improvements to Nonemployee Share-Based Payment Accounting ("ASU 2018-07"). ASU 2018-07 provides guidance about aligning nonemployee and employee share-based payment accounting. ASU 2018-07 is effective for all entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2018. The Company early adopted the new standard as of January 1, 2018. The adoption of ASU 2018-07 did not have a material impact on the Company's condensed consolidated balance sheets or condensed consolidated statements of operations and comprehensive income (loss).

3.      Equity method investment

On April 11, 2018, the Company entered into an agreement (the "Genevant Agreement") with Roivant Sciences Ltd.("Roivant") to launch Genevant Sciences Ltd. ("Genevant"), a jointly-owned company focused on the discovery, development, and commercialization of a broad range of RNA-based therapeutics enabled by the Company's proprietary lipid nanoparticle ("LNP") and ligand conjugate delivery technologies.

Under the terms of the Genevant Agreement, the Company contributed a license for the delivery technologies and fixed assets with a carrying value of $600,000. The contributed license provides Genevant with exclusive rights to the LNP and ligand conjugate delivery platforms for RNA-based applications outside of HBV. Roivant contributed $37,500,000 in transaction-related seed capital to Genevant, consisting of an initial capital contribution of $22,500,000 and a subsequent investment of $15,000,000 at a pre-determined, stepped-up valuation. The Company retains all rights to the LNP and ligand conjugate delivery platforms for HBV, and is entitled to a tiered low single-digit royalty from Genevant on future sales of products enabled by those delivery platforms. The Company also retains the entirety of its royalty entitlement on the commercialization of Alnylam Pharmaceutical, Inc.'s ("Alnylam") Onpattro.

The Company determined that, since the Genevant Agreement stipulates that significant decisions relating to the management of Genevant must be shared between the Company and Roivant, the Company does not control Genevant but does exercise significant influence over it and, will therefore, account for its investment in Genevant using the equity method.  On April 11, 2018, the Company and Roivant each received a 50% ownership interest in Genevant. As a result of a subsequent investment in Genevant by Roivant and other parties, as of September 30, 2018, the Company owned approximately 40% of the common equity of Genevant.

The Company determined that the transfer of assets, license and fixed assets to Genevant did not constitute a discontinuance of operations.

The Company's contribution of licenses to the delivery technologies and fixed assets in exchange for an equity interest in Genevant resulted in a gain of $24,884,000 during the second quarter of 2018. The gain reflects the fair value of the equity in Genevant received by the Company less the $600,000 carrying value of the fixed assets contributed by the Company and $1,893,000 of goodwill allocated to Genevant based upon the relative fair value of Genevant to the Company as of April 11, 2018.  The fair value of equity in Genevant received by the Company was based on a valuation performed by external valuation experts.

The following table provides a summary of the Company's investment in Genevant for the three and nine months ended September 30, 2018, in thousands:

	Three months ended September 30, 2018	Nine months ended September 30, 2018
Beginning balance	$27,446	$—
Investment in Genevant	—	27,377
Stock based compensation expense	69	138
Share of loss	(2,838)	(2,838)
Share of comprehensive loss - currency translation adjustment	(12)	(12)
Ending balance	$24,665	$24,665

The basis difference between the Company’s carrying value in Genevant and the Company’s share of Genevant's net assets is attributed primarily to definite-lived intangible assets (the delivery technology transferred to Genevant) and is being amortized over 11 years.

4.      Intangible assets and goodwill

All in-process research and development ("IPR&D") acquired is currently classified as indefinite-lived and is not currently being amortized. IPR&D becomes definite-lived upon the completion or abandonment of the associated research and development efforts, and will be amortized from that time over an estimated useful life based on respective patent terms. The Company evaluates the recoverable amount of intangible assets on an annual basis and performs an annual evaluation of goodwill as of December 31 of each year, unless there is an event or change in the business that could indicate impairment, in which case earlier testing is performed.

Intangible assets impairment evaluation
During the three months ended September 30, 2018, the Company recorded an intangible assets impairment charge of $14,811,000 and a corresponding income tax benefit of $4,282,000 related to the decrease in deferred tax liability for the indefinite delay of further development of its AB-423 program in the Antigen Inhibitor drug class as a result of the Company's decision to advance its second generation capsid agent into the HBV patient portion of its phase 1 clinical trial.

The following table summarizes the carrying values of the intangible assets as of September 30, 2018, in thousands:

	September 30, 2018	December 31, 2017
IPR&D – Immune Modulators	$—	$—
IPR&D – Antigen Inhibitors	—	14,811
IPR&D – cccDNA Sterilizers	43,836	43,836
Total Intangible Assets	$43,836	$58,647

Goodwill

The Company has one reporting unit for goodwill purposes due to the fact that resource allocation and performance is largely driven by consolidated metrics. In addition, there is limited discrete financial information available and reviewed below the consolidated level.

In the nine months ended September 30, 2018, the Company allocated $1,893,000 of goodwill to its investment in Genevant based upon the relative fair value of Genevant to the Company as of April 11, 2018 (see note 3 above), as a result of which the carrying value of goodwill decreased by this same amount. As of September 30, 2018, the Company performed a qualitative assessment and had not identified any indicators of impairment of goodwill, and therefore no impairment charge on goodwill was recorded during the three and nine months then ended (three and nine months ended September 30, 2017 - $0). The intangible impairment charge of $14,811,000 described above represents a discrete, program specific event and was not considered to be an indicator of impairment of goodwill.

5.      Collaborations, contracts and licensing agreements

The following table set forth revenue recognized under collaborations, contracts and licensing agreements, in thousands:

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Alexion (a)	$—	$6,859	$—	$7,956
Gritstone (b)	313	—	2,400	—
Gritstone milestone (c)	1,250	—	1,250	—
Other milestone and royalty payments	24	33	617	210
Total revenue	$1,587	$6,892	$4,267	$8,166

The following table sets forth deferred collaborations and contracts revenue:

	September 30, 2018	December 31, 2017
Gritstone (b)	$649	$2,727
Other deferred revenue	—	15
Total deferred revenue	$649	$2,742

(a)      License Agreement with Alexion Pharmaceuticals, Inc. ("Alexion")

On March 16, 2017, the Company entered into a license agreement with Alexion that entitles Alexion to research, develop, manufacture, and commercialize products with the Company's "LNP" technology in their single orphan disease target. In consideration for the rights granted under the agreement, the Company received a $7,500,000 non-refundable upfront cash payment, as well as payments for services provided. This upfront payment was amortized over the period of expected benefit.

On July 27, 2017, the Company received notice of termination from Alexion for the Company's LNP license agreement. The termination was driven by a strategic review of Alexion's business and research and development portfolio, which included a decision to discontinue development of mRNA therapeutics. The $7,500,000 upfront payment received in March 2017 is non-

refundable and the Company recorded the remaining deferred revenue balance, as well as any revenue and costs related to closeout procedures, in the condensed consolidated statement of operations and comprehensive loss for the period ended September 30, 2017.

(b)      License agreement with Gritstone Oncology, Inc. ("Gritstone")

On October 16, 2017, the Company entered into a license agreement with Gritstone that entitles Gritstone to research, develop, manufacture and commercialize products with the Company’s LNP technology.  The Company received an upfront payment in November 2017, and is eligible to receive future potential payments including research services, development and commercial milestone payments and royalty payments on future product sales. As a result of the Company's agreement with Genevant (see note 3 for details), from April 11, 2018 going forward Genevant is entitled to 50% of the revenues earned by the Company from Gritstone and the Company will record revenues on a net basis.

The Company determined the promised goods and services under the license agreement included the rights and license granted, involvement in the joint steering committee, and other services provided, as determined under the research plan. The license and involvement in the joint steering committee have been determined by the Company to be distinct. Therefore, these promised goods and services are treated as one performance obligation and recognized as revenue over the performance period as the Company transfers the technical "know-how" for the customized formulations.

The Company has determined that other materials and services provided have standalone value. The relative fair values are estimated upon the execution of each activity and charged at rates comparable to market with embedded margins on each service activity.

(c)      Gritstone Milestone

During the three months ended September 30, 2018, Gritstone paid a milestone payment of $2,500,000 pursuant to the license agreement, half of which went to the Company and half of which ($1,250,000) was paid to Genevant.

6. Share capital

Series A participating convertible preferred shares

On October 2, 2017, the Company announced that it entered into a subscription agreement with Roivant for the sale of 1,164,000 Preferred Shares to Roivant for gross proceeds of $116,400,000. The Preferred Shares are non-voting and are convertible into common shares at an initial conversion price of $7.13 per share. The purchase price for the Preferred Shares plus an amount equal to 8.75% per annum, compounded annually, will be subject to mandatory conversion into 22,589,601 common shares on October 16, 2021 (subject to limited exceptions in the event of certain fundamental corporate transactions relating to Arbutus’ capital structure or assets, which would permit earlier conversion at Roivant’s option). After conversion of the Preferred Shares into common shares, based on the number of common shares outstanding on October 2, 2017, Roivant would hold 49.90% of the Company's common shares. Roivant agreed to a four year lock-up period for this investment and its existing holdings in the Company. Roivant also agreed to a four year standstill whereby Roivant will not acquire greater than 49.99% of the Company's common shares or securities convertible into common shares.

The initial investment of $50,000,000 closed on October 16, 2017, and the remaining amount of $66,400,000 closed on January 12, 2018 following regulatory and shareholder approvals.

The Company records the Preferred Shares wholly as equity under ASC 480, Distinguishing Liabilities From Equity, with no bifurcation of conversion feature from the host contract, given that the Preferred Shares cannot be cash settled and the redemption features are within the Company's control, which include a fixed conversion ratio with predetermined timing and proceeds. The Company accrues for the 8.75% per annum compounding coupon at each reporting period end date as an increase to preferred share capital, and an increase to deficit (see Condensed Consolidated Statement of Stockholders' Equity).

7.      Accounts payable and accrued liabilities

Accounts payable and accrued liabilities are comprised of the following, in thousands:

	September 30, 2018	December 31, 2017
Trade accounts payable	$3,075	$1,987
Research and development accruals	4,178	4,937
Professional fee accruals	722	429
Deferred lease inducements	18	42
Payroll accruals	514	2,893
Other accrued liabilities	4	358
	$8,511	$10,646

8.     Loan payable

On December 27, 2016, the Company obtained a three-year loan of $12,001,000 from Wells Fargo in the form of a promissory note for the purpose of financing its operations, including the expansion of laboratory facilities for its U.S. operations. The loan accrued interest daily. The variable component was the one-month London Interbank Offered Rate (LIBOR), and a margin of 1.25% per annum. The carrying value of the loan was recorded at the principal plus any accrued interest not yet paid. The loan was due on December 27, 2019.

The loan was secured by the Company's cash of $12,601,000, that was restricted from use until the loan was settled in full. The Company invested the restricted cash in a two-year fixed certificate of deposit with Wells Fargo (see note 2).

In March 2018, the Company repaid the loan and accrued interest in full, resulting in the release of $12,601,000 from restricted cash to short-term investments on the Company's condensed consolidated balance sheet.

9.    Site consolidation

On February 8, 2018, the Company announced a site consolidation and organizational restructuring to align its HBV business in Warminster, PA, by reducing its global workforce by approximately 35% and by closing its Burnaby facility. In March 2018, the Company began executing its site consolidation plan and began to incur related costs.

The Company estimates that the total expenses to complete the site consolidation will be approximately $5,000,000. Included in the site consolidation plan is the payment of one-time employee termination benefits, employee relocation costs, and site closure costs, which were primarily paid in cash in the second quarter of 2018. In addition, as of June 30, 2018 the Company ceased to use its Burnaby facility. The Company entered into a sublease with its equity investee, Genevant (refer to note 3) for a portion of its facility, during the three months ended June 30, 2018. During the three months ended September 30, 2018, the Company entered into two additional subleases, which, together with the Genevant sublease, represents 80% of the available space now under sublease. The Company does not expect the subleasing income to completely cover the costs under the head lease to which the Company remains the primary obligor. Therefore, the Company has recognized the remaining committed cost, less sublease income currently under contract, in site consolidation expenses.

The Company accounts for site consolidation expense in accordance with ASC 420, Exit or Disposal Cost Obligations ("ASC 420"). ASC 420 specifies that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, except for a liability where employees are required to render service until they are terminated in order to receive termination benefits and will be retained to render service beyond the minimum retention period. A liability for such one-time termination benefits shall be measured initially at the communication date based on the fair value of the liability as of the termination date and recognized ratably over the future service period.

The following table shows expenses recorded in the three and nine months ended September 30, 2018 and the liability as of September 30, 2018, in thousands:

Description of expense	Jan 1, 2018 - March 31, 2018	April 1, 2018 - June 30, 2018	July 1, 2018 - Sept 30, 2018	Nine months ended September 30, 2018
Employee severance	$1,381	$1,285	$50	$2,716
Employee relocation	240	295	148	683
Lease and facility	—	1,001	(690)	311
Total site consolidation expense	1,621	2,581	(492)	3,710
Amounts paid during the period	592	2,520	(172)	2,940
Adjustment to accrual	$1,029	$61	$(320)	$770

10.      Contingencies and commitments

Product development partnership with the Canadian Government

The Company entered into a Technology Partnerships Canada ("TPC") agreement with the Canadian Federal Government on November 12, 1999. Under this agreement, TPC agreed to fund 27% of the costs incurred by the Company, prior to March 31, 2004, in the development of certain oligonucleotide product candidates up to a maximum contribution from TPC of $7,179,000 (C$9,256,000). As at September 30, 2018, a cumulative contribution of $2,848,000 (C$3,702,000) had been received and the Company does not expect any further funding under this agreement. In return for the funding provided by TPC, the Company agreed to pay royalties on the share of future licensing and product revenue, if any, that are received by the Company on certain non-siRNA oligonucleotide product candidates covered by the funding under the agreement. These royalties are payable until a certain cumulative payment amount is achieved or until a pre-specified date. In addition, until a cumulative amount equal to the funding actually received under the agreement has been paid to TPC, the Company agreed to pay 2.5% royalties on any royalties the Company receives from Spectrum Pharmaceuticals, Inc., for licensing Marqibo®. For the three and nine months ended September 30, 2018, the Company earned royalties on Marqibo sales in the amount of $30,000 and $93,000 respectively (three and nine months ended September 30, 2017 – $33,000 and $156,000, respectively) resulting in $2,000 being recorded by the Company as royalty payable to TPC (September 30, 2017 -$4,000). The cumulative amount paid or accrued as of September 30, 2018 was $24,000, therefore the remaining contingent amount due to TPC is $2,824,000 (C$3,671,000).

Arbitration with the University of British Columbia (“UBC”)

Certain early work on lipid nanoparticle delivery systems and related inventions was undertaken at the Company and assigned to the UBC. These inventions are licensed to the Company by UBC under a license agreement, initially entered into in 1998 and subsequently amended in 2001, 2006 and 2007. The Company has granted sublicenses under the UBC license to Alnylam. Alnylam has in turn sublicensed back to the Company under the licensed UBC patents for discovery, development and commercialization of siRNA products. Certain sublicenses to other parties were also granted.

On November 10, 2014, UBC filed a notice of arbitration against the Company and on January 16, 2015, filed a Statement of Claim, which alleges entitlement to $3,500,000 in allegedly unpaid royalties based on publicly available information, and an unspecified amount based on non-public information. UBC also seeks interest and costs, including legal fees. The Company filed its Statement of Defense to UBC's Statement of Claims, as well as a Counterclaim involving a patent application that the Company alleges UBC wrongly licensed to a third party. The proceedings have been divided into three phases, with a first hearing that took place in June 2017. In the first phase, the arbitrator determined which agreements are sublicense agreements within UBC's claim. No finding was made as to whether any licensing fees are due to UBC under these agreements; this will be the subject of the second phase of arbitration. The second phase of the Arbitration is set for February 2019.

Arbitration and related matters are costly and may divert the attention of the Company’s management and other resources that would otherwise be engaged in other activities. The Company continues to dispute UBC's allegations, and seeks license payments for said application, and an exclusive worldwide license to said application. However, arbitration is subject to inherent uncertainty and an arbitrator could rule against the Company. The Company has not recorded an estimate of the possible loss associated with this arbitration, due to the uncertainties related to both the likelihood and amount of any possible loss or range of loss. Costs related to the arbitration are recorded by the Company as incurred.

Acquisition of Enantigen Therapeutics, Inc. ("Enantigen")

In October 2014, Arbutus Inc. acquired all of the outstanding shares of Enantigen pursuant to a stock purchase agreement. Through this transaction, Arbutus Inc. acquired an HBV surface antigen secretion inhibitor program and a capsid assembly inhibitor program, each of which are now assets of the Company, following the Company’s merger with Arbutus Inc.

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

The regulatory, development and sales milestone payments had an initial estimated fair value of approximately $6,727,000 as of the date of acquisition of Arbutus Inc., and have been treated as contingent consideration payable in the purchase price allocation, based on information available at the date of acquisition, using a probability weighted assessment of the likelihood the milestones would be met and the estimated timing of such payments, and then the potential contingent payments were discounted to their present value using a probability adjusted discount rate that reflects the early stage nature of the development program, time to complete the program development, and market comparative data.

Contingent consideration is recorded as a financial liability, and measured at its fair value at each reporting date, based on an updated consideration of the probability-weighted assessment of expected milestone timing, with any changes in fair value from the previous reporting date recorded in the statement of operations and comprehensive loss (see note 2). The decrease in contingent consideration for the three and nine months ended September 30, 2018 was primarily due to the Company's decision in the third quarter 2018 to indefinitely defer further development of AB-423 thereby reducing the probability of achieving future development milestones, as well as a recalibration in the timing of future sales milestones being achieved, resulting in a reduction in the estimated fair value of the liability.

License Agreement with the Baruch S. Blumberg Institute ("Blumberg") and Drexel University ("Drexel")

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

The carrying amount of financial assets represents the maximum credit exposure. The maximum exposure to credit risk as of September 30, 2018 was the accounts receivable balance of $538,000 (December 31, 2017 - $402,000).

All accounts receivable balances were current at September 30, 2018 and at December 31, 2017.

12.      Related Party Transactions

During 2018, the Company purchased certain research and development services from Roivant, which are billed at agreed hourly rates and reflective of market rates for such services.  The total cost of these services was $0 and $644,000 for the three and nine months ended September 30, 2018, respectively and is included in the income statement under research, development, collaborations and contracts expenses.

During 2018, the Company purchased certain research and development services from Genevant. These services are billed at agreed hourly rates and reflective of market rates for such services.  The total cost of these services was $104,000 and $227,000 for the three and nine months ended September 30, 2018, respectively and are included in the income statement under research, development, collaborations and contracts expenses. Conversely, Genevant purchased certain administrative and transitional services from the Company and has a sublease for 17,900 square feet in the Company's Burnaby facility. The total income for these services was $147,000 and $318,000 for the three and nine months ended September 30, 2018, respectively and is netted against research, development, collaborations and contracts expenses in the income statement.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following discussion and analysis by our management of our financial position and results of operations in conjunction with our audited consolidated financial statements and related notes thereto included as part of our Annual Report on Form 10-K for the year ended December 31, 2017 and our unaudited condensed consolidated financial statements for the three and nine month periods ended September 30, 2018. Our consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles and are presented in U.S. dollars.

FORWARD-LOOKING STATEMENTS
The information in this report contains forward-looking statements within the meaning of the Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and forward looking information within the meaning of Canadian securities laws (collectively, “forward-looking statements”). Forward-looking statements in this report include statements about our strategy, future operations, preclinical research, clinical trials, prospects and the plans of management; the discovery, development and commercialization of a cure for chronic hepatitis B infection, a disease of the liver caused by the hepatitis B virus ("HBV"); our beliefs and development path and strategy to achieve a cure for HBV; obtaining necessary regulatory approvals; obtaining adequate financing through a combination of financing activities and operations; the payment of one-time employee termination benefits, employee relocation costs, and site closure costs, totaling approximately $5,000,000; the expected timing of certain triggering events for payments related to Enantigen Therapeutics, Inc.'s programs; the potential of our proprietary lipid nanoparticle ("LNP") platform to provide royalties and significant additional capital to fund development of our many HBV assets; the potential of our drug candidates to improve upon the standard of care and contribute to a curative combination treatment regimen; royalty entitlements for Onpattro; developing a suite of products that intervene at different points in the viral life cycle, with the potential to reactivate the host immune system; using preclinical results to adaptively design clinical studies for additional cohorts of patients, testing the combination and the duration of therapy; selecting combination therapy regimens and treatment durations to conduct Phase III clinical trials intended to ultimately support regulatory filings for marketing approval; expanding our HBV drug candidate pipeline through internal development, acquisitions and in-licenses; interim results from a 30-week Phase II trial of ARB-1467 in combination with tenofovir and pegylated interferon expected in the second half of 2018, followed by final results; continuing to focus on rapidly advancing AB-506, with topline results by mid-2019; the potential of AB-506 to be a 'best-in-class' capsid inhibitor with once-daily dosing; the potential further development of AB-452; an Investigational New Drug ("IND")/Clinical Trial Authorization ("CTA") filing in 2019 for AB-729; possible low to mid-single-digit royalty payments escalating based on sales performance as Alnylam Pharmaceuticals, Inc.'s ("Alnylam") LNP-enabled products, including Onpattro, are commercialized; payments from the Gritstone Oncology, Inc. ("Gritstone") licensing agreement; the expectation for organizational changes to result in increased efficiency, a more flexible variable cost structure, and additional preservation of our cash reserves; the belief that current legal proceedings will not have a material adverse effect on our consolidated results of operations, cash flows, or financial condition; the expected return from strategic alliances, licensing agreements, and research collaborations; statements with respect to revenue and expense fluctuation and guidance; having sufficient cash resources to fund our operations for at least the next 12 months; obtaining funding to maintain and advance our business from a variety of sources including public or private equity or debt financing, collaborative arrangements with pharmaceutical companies and government grants and contracts; and the quantum and timing of potential funding.
With respect to the forward-looking statements contained in this report, we have made numerous assumptions regarding, among other things: LNP’s status as a leading RNA interface ("RNAi ") delivery technology; our research and development capabilities and resources; the effectiveness of our HBV pipeline as a treatment for chronic HBV infection or other diseases; results from pre-clinical and clinical trials; the timing and quantum of payments to be received under contracts with our partners; and our financial position and our ability to execute our business strategy. While we consider these assumptions to be reasonable, these assumptions are inherently subject to significant business, economic, competitive, market and social uncertainties and contingencies.
Our actual results could differ materially from those discussed in the forward-looking statements as a result of a number of important factors, including the risk factors discussed in this report and the risk factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2017, under the heading “Risk Factors,” and the risks discussed in our other filings with the Securities and Exchange Commission (the "SEC") and Canadian Securities Regulators. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis, judgment, belief or expectation only as of the date hereof. All forward-looking statements herein are qualified in their entirety by this cautionary statement, and we explicitly disclaim any obligation to revise or update any such forward-looking statements or to publicly announce the result of any revisions to any of the forward-looking statements contained herein to reflect future results, events or developments, except as required by law.

OVERVIEW

Arbutus Biopharma Corporation ("Arbutus", the "Company", "we", "us", and "our") is a publicly traded (Nasdaq Global Market: ABUS) industry-leading therapeutic solutions company dedicated to discovering, developing, and commercializing a cure for patients suffering from chronic HBV infection. HBV represents a significant, global unmet medical need. The World Health Organization estimates that more than 257 million people worldwide are chronically infected, and other estimates suggest this could include approximately 2 million people in the United States.

To pursue our strategy of developing a curative combination regimen for chronic HBV, we have assembled a robust pipeline consisting of multiple drug candidates with complementary mechanisms of action ("MOA"), each of which has the potential to improve upon the standard of care and contribute to a curative combination treatment regimen. Our pipeline includes agents that have the potential to form an effective proprietary combination therapy.

In addition to our drug pipeline focused on HBV, we have additional assets that have the potential to provide value to our Company. The first is our approximate 40% equity ownership interest in Genevant Sciences Ltd. ("Genevant"), a newly created company to which we have licensed our LNP platform and conjugate delivery platform (the "Delivery Platforms") for all applications except HBV. Secondly, we retain a royalty entitlement on Onpattro™ (Patisiran), a drug developed by Alnylam that incorporates our LNP technology and was approved by the U.S. Food and Drug Administration ("FDA") during the third quarter of 2018. This royalty entitlement has the potential to provide an active royalty stream or to be otherwise monetized in full or in part. These additional assets have the potential to provide significant non-dilutive capital to fund development of our HBV pipeline.

HBV Product Pipeline

Our product pipeline is entirely focused on finding a cure for chronic HBV infection, with the objective of developing a suite of products that intervene at different points in the viral life cycle and reactivate the host immune system. We are currently conducting one clinical trial and several preclinical combination studies to evaluate combinations of proprietary HBV therapeutic agents in addition to standard of care therapies to support their clinical use in combination. We expect to use the results from these studies to adaptively design additional clinical trials to test the efficacy of the combination therapy and the duration of the result in patients. We plan to identify a combination regimen to conduct Phase III clinical trials intended to ultimately support regulatory filings for marketing approval.

Our HBV product pipeline consists of the following programs:

In October 2018, we announced that we became aware of emerging nonclinical safety findings in the AB-452 RNA Destabilizer program. Given the nature of these observations and the novel mechanism of action of this drug, we feel a sufficient amount of time must be allocated to understanding these findings and their implications before potentially commencing a clinical program. Given these observations we will continue to advance back-up compounds which are now in the lead optimization stage. This decision does not hamper our commitment to fully understand the nature of the AB-452 pre-clinical findings and continue to pursue the search for other oral HBsAg reducing agents in the RNA destabilizer space.

We will continue to expand our HBV pipeline through internal discovery and development and possibly acquisitions and in-licenses.

Agents for combination therapy
Capsid Inhibitors (AB-506 & AB-423)

HBV core protein assembles into a capsid structure, which is required for viral replication. The current standard of care therapy (nucleoside analogues) significantly reduces HBV DNA levels in the serum but HBV replication continues in the liver, thereby enabling HBV infection to persist. Effective therapy for patients requires new agents which will effectively block viral replication. We are developing capsid inhibitors (also known as core protein inhibitors) as oral therapeutics which, in combination with nucleoside analog therapy, could block HBV DNA replication for the treatment of chronic HBV infection. By inhibiting assembly of the viral capsid, the ability of HBV to replicate is impaired. Capsid inhibitor molecules also inhibit the uncoating step of the viral life cycle and thus reduce the formation of new cccDNA, the viral structure which resides in the cell nucleus.

Our capsid inhibitor discovery effort generated promising second generation compounds in 2017, which led to the nomination AB-506 for IND/CTA-enabling studies. AB-506 is an orally administered, highly selective capsid inhibitor that has shown improved potency and PK over AB-423 in preclinical studies. We presented these preclinical data at the American Association for the Study of Liver Disease ("AASLD") annual meeting in October 2017 in a presentation titled, "Antiviral Characterization of a Next Generation Chemical Series of HBV Capsid Inhibitors In Vitro and In Vivo," which showed potent inhibition of HBV replication and pgRNA encapsidation, an accelerated rate of capsid assembly, and binding to the HBV core protein at the dimer:dimer interface that indicates improved target engagement compared to first generation capsid inhibitors, including AB-423.

We received regulatory approval of our CTA for AB-506 in the second quarter of 2018. During the third quarter of 2018, AB-506 progressed through the healthy volunteer portion of a multi-component phase 1a/1b clinical trial in which it was demonstrated to be generally safe and well-tolerated after 10 days of dosing. In October 2018, AB-506 entered into the 28-day HBV patient portion of the trial, where it is being evaluated both with and without a nucleoside analog. Top-line results of the phase 1a/1b clinical trial are expected in the second quarter of 2019.

AB-423 was our first-generation capsid inhibitor candidate, which was evaluated in a Phase I Single Ascending Dose ("SAD") and Multiple Ascending Dose ("MAD") trial designed to assess the safety, tolerability, and pharmacokinetics ("PK") of oral administration of the product candidate in healthy volunteers. AB-423 was well-tolerated with no serious adverse events.

Due to the successful progression of AB-506 through clinical testing into patients, we have indefinitely deferred further development of AB-423.

RNAi Agents

Our RNAi HBV candidates, ARB-1467 and AB-729, are designed to reduce Hepatitis B surface antigen ("HBsAg") expression in patients chronically infected with HBV. Reducing HBsAg is thought to be a key prerequisite to enable a patient’s immune system to raise an adequate immune response against the virus.

GalNAc RNAi (AB-729)

Early in 2018, we nominated for development a second generation RNAi therapeutic, AB-729, targeted to hepatocytes using our novel covalently conjugated N-acetylgalactosamine (GalNAc) delivery technology to enable subcutaneous delivery. This is a promising new agent that acts on multiple HBV viral transcripts, which is designed to inhibit viral replication and suppress all viral antigens. AB-729 will be administered to patients subcutaneously and our preclinical in vivo findings support more durable HBsAg reduction than earlier generation RNAi agents, such as ARB-1467. We are completing IND/CTA enabling studies, and pending success of those studies, this agent is expected to enter clinical trials in the second quarter of 2019. We believe this compound could be combined with our Capsid Inhibitor AB-506 in our first proprietary combination therapy for HBV patients. Provided the clinical trials for AB-506 and AB-729 proceed as expected, we anticipate initiating combination clinical trials with these two agents in the first half of 2020.

RNAi (ARB-1467)

ARB-1467, one of our early LNP delivered, intravenous administered, RNAi agents targeting HBV, is currently in a 30-week trial in HBV patients, in combination with tenofovir and pegylated interferon ("PEG-IFN"). To date, six HBV patients have enrolled and been treated. Two of these patients have met the predetermined criteria to proceed into the PEG-IFN treatment phase of the trial. The results from this proof-of-concept trial suggest that this regimen has the potential to drive HBsAg levels to undetectable in some patients thus confirming our hypothesis that a combination of multiple mechanisms will be required to improve clinical outcomes for HBV patients. While the trial remains open to enrollment, the Company does not plan to advance this program beyond this trial. We intend to present results from this trial in a future scientific meeting.

Additional Research Programs

In addition to our clinical candidates, we have a number of research programs aimed at discovery and development of proprietary HBV candidates with different and complementary MOAs. We have ongoing discovery efforts focused on cccDNA targeting and checkpoint inhibition to identify novel, orally administered small molecule drug candidates to complement our pipeline of agents to form an effective combination therapy.

Partner Programs

Onpattro™ (patisiran / ALN-TTR02)

Alnylam (Nasdaq: ALNY), has a license to use our LNP delivery intellectual property to develop and commercialize products. Alnylam's patisiran (ALN-TTR02) program represents the most clinically advanced application of our LNP delivery technology.

Onpattro™ is Alnylam`s RNAi therapeutic targeting transthyretin ("TTR") for the treatment of TTR-mediated amyloidosis ("ATTR"), which was approved by the FDA and the European Medicines Agency ("EMA") during the third quarter of 2018.

We retain full rights to royalties on patisiran global sales and are entitled to low-to-mid single-digit royalty payments escalating based on sales performance as Alnylam’s LNP-enabled products are commercialized. We could receive our first royalty payments in 2018, or seek to otherwise monetize all or part of this royalty stream as a source of non-dilutive cash.

Gritstone Oncology

In October 2017, we entered into a license agreement with Gritstone that granted them worldwide access to our portfolio of proprietary and clinically validated LNP products and associated intellectual property to deliver Gritstone’s RNA-based neoantigen immunotherapy products. Gritstone paid us an upfront payment and agreed to future payments for achievement of development, regulatory, and commercial milestones as well as royalties, and reimbursements for conducting technology development, manufacturing and regulatory support for Gritstone’s product candidates. Genevant will be entitled to 50% of any milestones and royalties that may be payable by Gritstone. During the third quarter of 2018, we received a milestone payment from Gritstone of $2.5 million of which we retained $1.25 million.

Recent Developments

Genevant Sciences

In April 2018, we entered into an agreement with Roivant to launch Genevant, a jointly-owned company focused on the discovery, development, and commercialization of a broad range of RNA-based therapeutics enabled by our Delivery Technologies. We have licensed exclusive rights to our LNP and ligand conjugate delivery platforms to Genevant for RNA-based applications outside of HBV. Genevant plans to develop products in-house and pursue industry partnerships to build a diverse pipeline of therapeutics across multiple modalities, including RNAi, mRNA, and gene editing.

Under the terms of the agreement, Roivant contributed $37.5 million in transaction-related seed capital for Genevant, consisting of an initial $22.5 million and a subsequent investment of $15 million at a pre-determined, stepped-up valuation. We retain all rights to our LNP and conjugate delivery platforms for HBV, and are entitled to a tiered royalty from Genevant on future sales of products enabled by those delivery platforms. We also retain the entirety of our royalty entitlement on the commercialization of Alnylam’s Onpattro. The initial investment and the subsequent investment were completed during the second quarter of 2018. As of September 30, 2018, we held an equity interest in Genevant of approximately 40%. We recorded a $24.9 million non-cash gain in the second quarter of 2018 as a result of this transaction.

Acuitas Therapeutics Inc.

In accordance with a settlement agreement signed in November 2012, we finalized and entered a cross-license agreement with Acuitas Therapeutics Inc. ("Acuitas") in December 2013. The terms of the cross-license agreement provided Acuitas with access to certain of our early IP generated prior to mid-April 2010 in the fields of gene replacement therapy and antisense. Acuitas was only able to grant access to our LNP technology to its partners if it is part of a product sublicense. At the same time, the terms of the cross-license agreement provided us with certain access to Acuitas’ technology and licenses in the RNAi field, along with a percentage of each milestone and royalty payment with respect to certain products. Acuitas had agreed that it would not compete in the RNAi field for a period of five years, ending in November 2017. We considered Acuitas to be in material breach of its cross-license agreement and provided notice to Acuitas in August 2016 to terminate the cross license agreement, resulting in litigation between the two parties. In February 2018, we reached a settlement with Acuitus terminating Acuitas’ right to further use or sublicense Arbutus' LNP technology. Please refer to "Item 1. Legal Proceedings" for additional information.

Site Consolidation

In February 2018, we announced a site consolidation and organizational restructuring to better align our HBV business in Warminster, PA. These organizational changes are expected to result in increased efficiency, a more flexible variable cost structure, and additional preservation of our cash reserves. To achieve this alignment, during the second quarter of 2018 we reduced our global workforce by approximately 35% and closed our Burnaby BC facility. These activities were successfully completed during the second quarter. For further detail, refer to note 9 "Site Consolidation" in the condensed consolidated financial statements in Part I.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Equity method investment / We account for our investment in associated companies in accordance with the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") ASC 323, Investments - Equity Method and Joint Ventures. ("ASC 323") In accordance with ASC 323, associated companies are accounted for as equity method investments. Our share of the results of associated companies are presented on a one-line basis. Investments in, and advances to, associated companies are presented on a one-line basis in the caption “Investment in Genevant” in our condensed consolidated balance sheets, net of allowance for losses, which represents our best estimate of probable losses inherent in such assets. The investment in Genevant balance recorded was based on the fair value of equity received. Our proportionate share of an associated company's net income or loss is presented on a one-line basis in the caption "Gain on Investment" in our condensed consolidated statements of operations. Transactions between the Company and an associated company are eliminated on a basis proportional to our ownership interest. Financial results of Genevant are recorded on a one-quarter lag basis.
Site consolidation expense / We account for site consolidation expense in accordance with ASC 420, Exit or Disposal Cost Obligations ("ASC 420"). ASC 420 specifies that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, except for a liability where employees are required to render service until they are terminated in order to receive termination benefits and will be retained to render service beyond the minimum retention period. A liability for such one-time termination benefits shall be measured initially at the communication date based on the fair value of the liability as of the termination date and recognized ratably over the future service period.
Revenue recognition / We adopted ASC 606, Revenue From Contracts With Customers ("ASC 606"), effective January 1, 2018, using the modified retrospective method under which previously presented financial statements are not restated and the cumulative effect of adopting ASC 606 on contracts in process is recognized by an adjustment to retained earnings at the effective date. The adoption of ASC 606 did not change recognized revenue under our ongoing significant collaborative research and license agreements and no cumulative effect adjustment was required.

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

In contracts where more than one performance obligation exists to provide its customer with goods or services, each performance obligation is evaluated to determine whether it is distinct based on whether (i) the customer can benefit from the good or service either on its own or together with other resources that are readily available and (ii) the good or service is separately identifiable from other promises in the contract. The consideration under the contract is then allocated between the distinct performance obligations based on their respective relative stand-alone selling prices. The estimated stand-alone selling price of each deliverable reflects the our best estimate of what the selling price would be if the deliverable was regularly sold on a stand-alone basis and is determined by reference to market rates for the good or service when sold to others or by using an adjusted market assessment approach if the selling price on a stand-alone basis is not available.

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
Stock-based compensation / In June 2018, the FASB issued ASU 2018-07, Compensation - Stock Compensation (Topic 718), Improvements to Nonemployee Share-Based Payment Accounting ("ASU 2018-07"). The amendments in ASU 2018-07 provide guidance about aligning nonemployee and employee share-based payment accounting. The amendments in ASU 2017-07 are effective for all entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2018. We early adopted the new standard as of January 1, 2018. The adoption of this ASU 2018-07 did not have a material impact on the Company's financial position and results of operations.

There are no other changes to our critical accounting policies and estimates from those disclosed in our annual MD&A contained in our Annual Report Form 10-K for the year ended December 31, 2017.

RECENT ACCOUNTING PRONOUNCEMENTS

From time to time, new accounting pronouncements are issued by the FASB or other standard setting bodies that are adopted by us as of the specified effective date. Unless otherwise discussed, we believe that the impact of recently issued standards that are not yet effective will not have a material impact on our financial position or results of operations upon adoption.

Please refer to Note 2 to our condensed consolidated financial statements included in Part I, Item 1, "Financial Statements (Unaudited)" of this Quarterly Report on Form 10-Q for a description of recent accounting pronouncements applicable to our business.

RESULTS OF OPERATIONS

The following summarizes the results of our operations for the periods shown, in thousands (except for per share figures):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Total revenue	$1,587	$6,892	$4,267	8,166
Operating expenses	34,013	19,789	77,144	58,847
Loss from operations	(32,426)	(12,897)	(72,877)	(50,681)
Net income (loss)	$(28,755)	$(11,600)	$(43,093)	(48,482)
Net income (loss) attributable to common shares	(27,040)	(11,600)	(46,255)	(48,482)
Basic and diluted loss per common share	(0.49)	(0.21)	(0.84)	(0.89)

Revenue / Revenue is summarized in the following table, in thousands:

	Three months ended September 30,				Nine months ended September 30,
	2018	% of Total	2017	% of Total	2018	% of Total	2017	% of Total
Alexion	$—	—%	$6,859	100%	$—	—%	$7,956	97%
Gritstone	313	20%	—	—%	2,400	56%	—	—%
Gritstone Milestone	1,250	79%	—	—%	1,250	29%	—	—%
Other milestone and royalty payments	24	1%	33	—%	617	15%	210	3%
Total revenue	$1,587		$6,892		$4,267		$8,166

Revenue contracts are addressed in detail in the Overview section of Part I, Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations" above.

Alexion revenue

In March 2017, we signed a License Agreement with Alexion Pharmaceuticals, Inc. ("Alexion") that granted them exclusive use of our proprietary LNP technology in one of Alexion's rare disease programs, and began recognizing a portion of the non-refundable upfront payment and services provided. In July 2017, we received notice of termination from Alexion for our LNP license agreement. The termination was driven by a strategic review of Alexion's business and research and development portfolio, which included a decision to discontinue development of mRNA therapeutics.

Gritstone revenue

On October 16, 2017, we entered into a license agreement with Gritstone that entitles Gritstone to research, develop, manufacture and commercialize products with the Company’s LNP technology.  In October 2017, we received the upfront license payment, and are eligible to receive further potential payments for development and commercial milestone payments and royalty payments on future product sales. Revenue recognized in the three and nine months ended September 30, 2018 relates to the earned portion of the upfront license fee, as well as services provided to Gritstone. As a result of our agreement with Genevant (see note 3 of the financial statements for details), from April 11, 2018 onwards, Genevant is entitled to 50% of the revenues earned (excluding the upfront license payment discussed above) by Arbutus from Gritstone. We record service revenues from Gritstone net of charges by Genevant for services provided to Gritstone.

During the three months ended September 30, 2018, Gritstone paid a milestone payment of $2,500,000 pursuant to the license agreement, half of which went to the Company and half of which went to Genevant.

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

In the third quarter of 2010 we signed a contract with the U.S. Department of Defense ("DoD") to develop TKM-Ebola and have since incurred significant program costs related to equipment, materials and preclinical and clinical studies. In the fourth quarter of 2015, the DoD contract was terminated and in the second quarter of 2018 we completed contract close out procedures with the DoD and recorded the final reimbursement.

Expenses / Expenses are summarized in the following table, in thousands:

	Three months ended September 30,
	2018	% of Total	2017	% of Total
Research, development, collaborations and contracts	$16,566	49%	$15,537	79%
General and administrative	2,631	8%	3,659	18%
Depreciation	497	1%	593	3%
Site consolidation	(492)	(1)%	—	—%
Impairment of intangible assets	14,811	43%	$—	—%
Total operating expenses	$34,013		$19,789

	Nine months ended September 30,
	2018	% of Total	2017	% of Total
Research, development, collaborations and contracts	$46,871	61%	$44,854	76%
General and administrative	10,075	13%	12,586	22%
Depreciation	1,677	2%	1,407	2%
Site consolidation	3,710	5%	—	—%
Impairment of intangible assets	14,811	19%	—	—
Total operating expenses	$77,144		$58,847

Research, development, collaborations and contracts

Research, development, collaborations and contracts expenses consist primarily of clinical and pre-clinical trial expenses, personnel expenses, consulting and third party expenses, consumables and materials, as well as a portion of stock-based compensation and general overhead costs.

R&D expenses increased in both the three and nine months ended September 30, 2018 as compared to the three and nine months ended September 30, 2017. Stock based compensation expense for the nine months ended September 30, 2018 was roughly $4.0 million less than the nine months ended September 30, 2017 due to the expiry of certain share repurchase rights in the third quarter of 2017. Program R&D expenses, however, have increased in the first nine months of 2018 over the first nine months of 2017 as our pipeline expands and goes further into the clinic. In early 2017, we initiated a Phase 1 clinical trial for AB-423. In the first half of 2018 we initiated a Phase I clinical trial in healthy volunteers for AB-506 (capsid inhibitor), which we anticipate to progress into HBV patients in the fourth quarter of 2018. Given the progression of AB-506, we have decided to discontinue additional clinical evaluation of AB-423. During the nine month period ended September 30, 2018, we continued to incur costs related to our clinical programs including IND/CTA-enabling work and CTA regulatory filings for AB-452 (HBV RNA Destabilizer), pre-IND/CTA work on AB-729 (GalNAc-RNAi), as well as our ongoing clinical trial of ARB-1467 in combination with nucs and interferon. In addition, we continue to incur research costs related to our discovery and pre-clinical programs.

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

General and administrative

General and administrative expenses decreased in the three and nine months ended September 30, 2018 as compared to the three and nine months ended September 30, 2017, due primarily to a decrease in non-cash compensation expense related to the expiry of repurchase rights in the third quarter of 2017, offset by professional fees incurred related to the launch of Genevant Sciences - see Overview.

Site consolidation charges

In February 2018, we announced a site consolidation and organizational restructuring to better align our HBV business in Warminster, PA, by reducing our global workforce and closing our Burnaby facility. Most of the employee-related site consolidation expenses have been expensed ratably over the period that employees have provided services, which was substantially complete by June 30, 2018. Further, in the second quarter of 2018, we recorded the cost of remaining lease payments for the remaining term of the Burnaby lease to July 2019, offset by income that we expected to receive under a sublease contract entered into prior to June 30, 2018. There were further sub-leases of our Burnaby facility signed in the third quarter of 2018. These resulted in a credit to site consolidation expense in the third quarter. We have now sub-let approximately 80% of our Burnaby facility. We continue to expect total site consolidation expenses to be approximately $5.0 million.

Impairment of intangible assets
In the three and nine months ended September 30, 2018, we recorded a non-cash expense for the impairment of intangible assets of $14.8 million ($10.5 million net of tax benefit) for the indefinite delay of further development of our AB-423 program due to the successful progression of our AB-506 program.

Other income (losses) / Other income (losses) are summarized in the following table, in thousands:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Interest income	$756	$337	$2,319	$1,095
Interest expense	—	(76)	(104)	(186)
Foreign exchange gains (losses)	145	1,233	(740)	2,458
Gain on investment	—	—	24,884	—
(Increase) in fair value of warrant liability	—	—	—	(22)
Equity investment income (loss)	(2,838)	—	(2,838)	—
Decrease (increase) in fair value of contingent consideration	5,608	(197)	6,263	(1,146)
Total other income (losses)	$3,671	$1,297	$29,784	$2,199

Interest income

As described in our quantitative and qualitative disclosures about market risk in our Annual Report on Form 10-K for the year ended December 31, 2017, we invest our cash reserves in high interest savings accounts and guaranteed investment certificates and term deposits with varying terms to maturity (not exceeding two years) issued by major banks. The increase in interest income for the three and nine months ended September 30, 2018 is due to the proceeds received from the Series A participating convertible preferred shares (the "Preferred Shares") sold to Roivant (as further described in note 6 of our condensed consolidated financial statements) and more favorable interest rates during 2018.

Foreign exchange gains (losses)

We continue to incur substantial expenses and hold cash and investment balances in Canadian dollars, and as such, will remain subject to risks associated with foreign currency fluctuations. For the nine months ended September 30, 2018, we recorded foreign exchange losses, which are primarily unrealized losses related to the depreciation in value of our Canadian dollar funds, from the previous period, when converted to our functional currency of U.S. dollars. For the three months ended September 30, 2018, we recorded a foreign exchange gain as the Canadian dollar appreciated against the U.S. dollar. In the future, we expect that the proportion of cash and investment balances and expenses incurred in Canadian dollars, relative to U.S. dollars, will continue to decrease as a result of the site consolidation.

Gain on investment in Genevant

As described in Management's Discussion and Analysis of Financial Condition and Results of Operations - Overview section of this discussion and in the Notes to the Condensed Consolidated Financial Statements, in the second quarter of 2018, together with Roivant, we launched Genevant, a jointly-owned company focused on the discovery, development, and commercialization of a broad range of RNA-based therapeutics enabled by our Delivery Technologies. This transaction, together with a subsequent secondary financing of Genevant, resulted in a gain on investment of $24.9 million.

Decrease (increase) in fair value of contingent consideration

Contingent consideration is a liability assumed by the Company from our acquisition of Arbutus Inc. in March 2015. In general, increases in the fair value of the contingent consideration are related to the progress of our programs as they get closer to triggering contingent payments. The decrease in contingent consideration for the three and nine months ended September 30, 2018 is primarily due to our decision in the third quarter of 2018 to indefinitely delay further clinical development of AB-423 thereby reducing the probability of achieving future development milestones, as well as a recalibration in the timing of future sales milestones being achieved, resulting in a reduction in the estimated fair value of the liability.

LIQUIDITY AND CAPITAL RESOURCES

The following table summarizes our cash flow activities for the periods indicated, in thousands:

	Three Months Ended		Nine months ended
	September 30,		September 30,
	2018	2017	2018	2017
Net income loss for the period	$(24,473)	$(11,600)	$(38,811)	$(48,482)
Adjustments to reconcile net loss to net cash provided by operating activities	9,927	3,441	(9,493)	13,582
Changes in operating assets and liabilities	1,342	(7,521)	(2,487)	(3,398)
Net cash used in operating activities	(13,204)	(15,680)	(50,791)	(38,298)
Net cash provided by (used in) investing activities	24,378	5,305	(48,911)	27,116
Net cash provided by financing activities	435	61	55,537	419
Effect of foreign exchange rate changes on cash & cash equivalents	131	1,327	(795)	2,575
Net (decrease) increase in cash, cash equivalents, and restricted cash	11,740	(8,987)	(44,960)	(8,188)
Cash, cash equivalents, and restricted cash, beginning of period	10,193	24,212	66,893	23,413
Cash, cash equivalents, and restricted cash, end of period	$21,933	$15,225	$21,933	15,225

Since our incorporation, we have financed our operations through the sales of shares, units, debt, revenues from research and development collaborations and licenses with corporate partners, interest income on funds available for investment, and government contracts, grants and tax credits.

As of September 30, 2018, we had an aggregate of $142.0 million in cash and cash equivalents and short-term investments, as compared to an aggregate of $139.0 million in cash and cash equivalents, short-term investments, and restricted investments at December 31, 2017.

For the nine months ended September 30, 2018, operating activities used $50.8 million in cash as compared to $38.3 million of cash used in the nine months ended September 30, 2017. The increase in net cash used in operating activities is largely related to increased development spending along with site consolidation expenses in the nine months ended September 30, 2018 and, conversely, cash in-flows from the Alexion collaboration in the nine months ended September 30, 2017.

For the nine months ended September 30, 2018, investing activities decreased cash by $48.9 million as we invested the cash received from the preferred share financing in short-term investments.

For the nine months ended September 30, 2018, financing activities increased cash by $55.5 million due to the completion of the second tranche of the Preferred Shares financing netting $66.3 million, offset by repayment of our promissory note to Wells Fargo.

Cash requirements / As of September 30, 2018 we held an aggregate of $142.0 million in cash, comprised of $21.9 million in cash and cash equivalents and $120.1 million in short-term investments. In October 2017, we announced that we had entered into a subscription agreement with Roivant for the sale of Preferred Shares to Roivant for gross proceeds of $116.4 million. The initial investment of $50.0 million closed in October 2017, and the remaining amount of $66.4 million closed in January 2018.

We believe we have sufficient cash resources to fund our operations for at least the next 12 months. In the future, substantial additional funds will be required to continue with the active development of our pipeline products and technologies. In particular, our funding needs may vary depending on a number of factors including:

•the need for additional capital to fund future business development programs;

•	revenue earned from our legacy collaborative partnerships and licensing agreements, including potential royalty payments from Alnylam's Onpattro;

•	revenue earned from ongoing collaborative partnerships, including milestone and royalty payments;

•	the extent to which we continue the development of our product candidates, add new product candidates to our pipeline, or form collaborative relationships to advance our products;

•	our decisions to in-license or acquire additional products or technology for development, in particular for our HBV therapeutics programs;

•	our ability to attract and retain corporate partners, and their effectiveness in carrying out the development and ultimate commercialization of our product candidates;

•	whether batches of drugs that we manufacture fail to meet specifications resulting in delays and investigational and remanufacturing costs;

•	the decisions, and the timing of decisions, made by health regulatory agencies regarding our technology and products;

•	competing technological and market developments;

•	costs associated with prosecuting and enforcing our patent claims and other intellectual property rights, including litigation and arbitration arising in the course of our business activities; and

•	costs associated with our site consolidation plans.

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

ITEM 4.      CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2018. The term “disclosure controls and procedures”, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure, particularly during the period in which this Quarterly Report on Form 10-Q was being prepared. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their desired objectives, and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2018, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a–15(f) and 15d–15(f) under the Exchange Act) during the three months ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.       LEGAL PROCEEDINGS

For information regarding legal matters, please refer to Note 10. Contingencies and Commitments to the condensed consolidated financial statements contained in Part I of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

ITEM 1A.    RISK FACTORS

There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the fiscal year-ended December 31, 2017.

ITEM 2.       UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.       DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.       MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.       OTHER INFORMATION

During October 2018, the Company determined that its intangible assets, which represent research and development assets, related to the Company's AB-423 program in the Antigent Inhibitor drug class, had become impaired. This determination was based on the Company's decision to indefinitely defer further development of its AB-423 program in the Antigen Inhibitor drug class. Accordingly, a non-cash impairment charge of $14,811,000 is being recorded for the quarter ended September 30, 2018 to eliminate these intangible assets from the Company's condensed consolidated balance sheet. We do not expect that this impairment charge will result in future cash expenditures.

ITEM 6.       EXHIBITS

See the Exhibit Index hereto.

EXHIBIT INDEX

Number	Description

3.1	Amendment to Articles of the Company

10.1*	Executive Employment Agreement, dated October 8, 2018, by and between Arbutus Biopharma, Inc. and Gaston Picchio

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the SarbanesOxley Act of 2002

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the SarbanesOxley Act of 2002

32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
The following materials from Arbutus Biopharma Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations; (iii) Condensed Consolidated Statements of Comprehensive Loss; (iv) Condensed Consolidated Statements of Stockholders' Equity; (v) Condensed Consolidated Statements of Cash Flows; and (vi) Notes to Condensed Consolidated Financial Statements

* Filed herewith.

SIGNATURES
   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 7, 2018.

ARBUTUS BIOPHARMA CORPORATION

By:	/s/ Mark Murray
Mark Murray
President and Chief Executive Officer