Form 10-Q
period 2019-06-30
Arbutus Biopharma Corp
filed 2019-08-05
CIK 1447028

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
OR
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
267-469-0914
(Registrant’s Telephone Number, Including Area Code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Shares, without par value	ABUS	The Nasdaq Stock Market LLC
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
Yes [   ]   No [X]
As of July 31, 2019, the registrant had 56,850,172 common shares, without par value, outstanding.

2

ARBUTUS BIOPHARMA CORP.

3

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
ARBUTUS BIOPHARMA CORPORATION
Condensed Consolidated Balance Sheets
(Unaudited)
(Expressed in thousands of U.S. dollars, except share and per share amounts)
(Prepared in accordance with US GAAP)

	June 30,	December 31,
	2019	2018
Assets
Current assets:
Cash and cash equivalents (note 3)	$78,872	$36,942
Short-term investments (note 3)	16,410	87,675
Accounts receivable	1,531	1,431
Prepaid expenses and other current assets	2,770	3,181
Total current assets	99,583	129,229
Investment in Genevant (note 4)	14,377	22,224
Property and equipment, net of accumulated depreciation $8,105 (2018-$7,090)	9,402	10,145
Right of use asset (note 8)	2,901	—
Intangible assets (note 5)	43,836	43,836
Goodwill (note 5)	22,471	22,471
Total assets	$192,570	$227,905
Liabilities and stockholders' equity
Current liabilities:
Accounts payable and accrued liabilities (note 6)	$7,940	$9,429
Site consolidation accrual (note 7)	342	1,331
Liability-classified options (note 3)	141	479
Lease liability, current (note 8)	376	—
Total current liabilities	8,799	11,239
Deferred rent and inducements, non-current	—	645
Contingent consideration (notes 3 and 11)	3,381	3,126
Lease liability, non-current (note 8)	3,263	—
Deferred tax liability	12,661	12,661
Total liabilities	28,104	27,671
Stockholders’ equity:
Preferred shares (note 9)
Authorized - 1,164,000 without par value
Issued and outstanding: 1,164,000 (December 31, 2018 - 1,164,000)	131,613	126,136
Common shares
Authorized - unlimited number without par value
Issued and outstanding: 56,850,172 (December 31, 2018 - 55,518,800)	884,623	879,405
Additional paid-in capital	53,738	48,084
Deficit	(857,264)	(805,221)
Accumulated other comprehensive loss	(48,244)	(48,170)
Total stockholders' equity	164,466	200,234
Total liabilities and stockholders' equity	$192,570	$227,905

See accompanying notes to the condensed consolidated financial statements.

ARBUTUS BIOPHARMA CORPORATION
Condensed Consolidated Statements of Operations
(Unaudited)

(Expressed in thousands of U.S. dollars, except share and per share amounts)
(Prepared in accordance with US GAAP)

	Three months ended		Six months ended
	June 30,		June 30,
	2019	2018	2019	2018
Revenue (note 10)	$653	$1,244	$1,332	$2,680

Expenses
Research, development, collaborations and contracts	12,740	16,356	27,452	30,305
General and administrative	8,189	3,775	12,601	7,444
Depreciation	505	578	1,014	1,180
Site consolidation (note 7)	(266)	2,581	(149)	4,202
Total expenses	21,168	23,290	40,918	43,131

Loss from operations	(20,515)	(22,046)	(39,586)	(40,451)

Other (loss) income
Interest income	606	805	1,206	1,563
Interest expense	(2)	—	(14)	(104)
Foreign exchange gain (loss)	60	(359)	68	(885)
Gain on investment (note 4)	—	24,884	—	24,884
Equity investment loss (note 4)	(3,334)	—	(7,985)	—
Decrease (increase) in fair value of contingent consideration (notes 3 and 10)	(130)	(193)	(255)	655
Total other (loss) income	(2,800)	25,137	(6,980)	26,113

Net (loss) income before income taxes	$(23,315)	$3,091	$(46,566)	$(14,338)

Items applicable to preferred shares:
Accrual of coupon on convertible preferred shares	(2,762)	(2,541)	(5,477)	$(4,877)

Net (loss) income attributable to common shares	$(26,077)	$550	$(52,043)	$(19,215)

Net (loss) income attributable to common shareholders, per share (note 2)
Basic	$(0.46)	$0.01	$(0.92)	$(0.35)
Diluted	$(0.46)	$0.01	$(0.92)	$(0.35)
Weighted average number of common shares
Basic	56,805,583	55,211,294	56,275,795	55,149,674
Diluted	56,805,583	56,487,220	56,275,795	55,149,674
See accompanying notes to the condensed consolidated financial statements.

ARBUTUS BIOPHARMA CORPORATION
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

(Expressed in thousands of U.S. dollars, except share and per share amounts)

	Three months ended		Six months ended
	June 30,		June 30,
	2019	2018	2019	2018
Net income (loss)	$(23,315)	$3,091	$(46,566)	$(14,338)
Other comprehensive loss:
Share of other comprehensive loss of equity method investment (note 4)	(52)	—	(74)	—
Comprehensive income (loss)	$(23,367)	$3,091	$(46,640)	$(14,338)

See accompanying notes to the condensed consolidated financial statements.

ARBUTUS BIOPHARMA CORPORATION
Condensed Consolidated Statement of Stockholders’ Equity
(Unaudited)
(Expressed in thousands of U.S. dollars, except share and per share amounts)
(Prepared in accordance with US GAAP)

	Convertible Preferred Shares		Common Shares
	Number of shares	Share capital	Number of shares	Share capital	Additional paid-in capital	Deficit	Accumulated other comprehen- sive loss	Total stockholders' equity
Balance at December 31, 2018	1,164,000	$126,136	55,518,800	$879,405	$48,084	$(805,221)	$(48,170)	$200,234
Accretion of coupon on Preferred Shares	—	2,715	—	—	—	(2,715)	—	—
Stock-based compensation	—	—	—	—	1,665	—	—	1,665
Certain fair value adjustments to liability stock option awards	—	—	—	—	47	—	—	47
Issuance of common shares pursuant to the Open Market Sale Agreement	—	—	614,401	2,248	—	—	—	2,248
Issuance of common shares pursuant to exercise of options	—	—	122,603	490	(202)	—	—	288
Other comprehensive loss - currency translation adjustment	—	—	—	—	—	—	(22)	(22)
Net loss	—	—	—	—	—	(23,251)	—	(23,251)
Balance, March 31, 2019	1,164,000	$128,851	56,255,804	$882,143	$49,594	$(831,187)	$(48,192)	$181,209
Accretion of coupon on Preferred Shares	—	2,762	—	—	—	(2,762)	—	—
Stock-based compensation	—	—	—	—	3,915	—	—	3,915
Certain fair value adjustments to liability stock option awards	—	—	—	—	230	—	—	230
Issuance of common shares pursuant to the Open Market Sale Agreement	—	—	593,689	2,477	—	—	—	2,477
Issuance of common shares pursuant to exercise of options	—	—	679	3	(1)	—	—	2
Other comprehensive loss - currency translation adjustment	—	—	—	—	—	—	(52)	(52)
Net loss	—	—	—	—	—	(23,315)	—	(23,315)
Balance, June 30, 2019	1,164,000	$131,613	56,850,172	$884,623	$53,738	$(857,264)	$(48,244)	$164,466

See accompanying notes to the condensed consolidated financial statements.

ARBUTUS BIOPHARMA CORPORATION
Condensed Consolidated Statement of Stockholders’ Equity (continued)
(Unaudited)
(Expressed in thousands of U.S. dollars, except share and per share amounts)
(Prepared in accordance with US GAAP)

	Convertible Preferred Shares		Common Shares
	Number of shares	Share capital	Number of shares	Share capital	Additional paid-in capital	Deficit	Accumulated other comprehen- sive loss	Total stockholders' equity
Balance at December 31, 2017	500,000	$49,780	55,060,650	$876,108	$42,840	$(738,070)	$(48,185)	$182,473
Issuance of Preferred Shares, net of issuance costs of $135	664,000	66,265	—	—	—	—	—	66,265
Accretion of coupon on Preferred Shares	—	2,336	—	—	—	(2,336)	—	—
Stock-based compensation	—	—	—	—	1,510	—	—	1,510
Certain fair value adjustments to liability stock option awards	—	—	—	—	(504)	—	—	(504)
Issuance of common shares pursuant to exercise of options	—	—	26,541	180	(77)	—	—	103
Net loss	—	—	—	—	—	(17,429)	—	(17,429)
Balance, March 31, 2018	1,164,000	$118,381	55,087,191	$876,288	$43,769	$(757,835)	$(48,185)	$232,418
Issuance of Preferred Shares, net of issuance costs of $135	—	—	—	—	—	—	—	—
Accretion of coupon on Preferred Shares	—	2,541	—	—	—	(2,541)	—	—
Stock-based compensation	—	—	—	—	1,862	—	—	1,862
Certain fair value adjustments to liability stock option awards	—	—	—	—	(34)	—	—	(34)
Issuance of common shares pursuant to exercise of options	—	—	238,059	1,903	(1,168)	—	—	735
Net income	—	—	—	—	—	3,091	—	3,091
Balance, June 30, 2018	1,164,000	$120,922	55,325,250	$878,191	$44,429	$(757,285)	$(48,185)	$238,072

See accompanying notes to the condensed consolidated financial statements.

ARBUTUS BIOPHARMA CORPORATION
Condensed Consolidated Statements of Cash Flow
(Unaudited)

(Expressed in thousands of U.S. dollars)
(Prepared in accordance with US GAAP)

	Three months ended		Six months ended
	June 30,		June 30,
	2019	2018	2019	2018
OPERATING ACTIVITIES
Net (loss)/income for the period	$(23,315)	$3,091	$(46,566)	$(14,338)
Items not involving cash:
Depreciation of property and equipment	505	578	1,014	1,180
Gain on sale of property and equipment	(2)	—	(11)	—
Stock-based compensation expense	3,784	2,661	5,306	3,616
Unrealized foreign exchange (gains) losses	(57)	361	(95)	926
Change in fair value of contingent consideration	130	193	255	(655)
Site consolidation non-cash portion	—	395	—	395
Gain on equity investment	—	(24,884)	—	(24,884)
Equity investment loss	3,334	—	7,985	—
Net change in non-cash operating items:
Accounts receivable	(608)	(603)	(100)	(920)
Prepaid expenses and other current assets	(1,616)	222	759	907
Accrued revenue	—	128	—	128
Accounts payable and accrued liabilities	888	921	(1,858)	(3,266)
Deferred revenue	—	(746)	—	(1,768)
Site consolidation accrual	(640)	61	(779)	1,090
Other non-current liabilities	(8)	—	(95)	—
Net cash used in operating activities	(17,605)	(17,622)	(34,185)	(37,589)
INVESTING ACTIVITIES
Acquisition of short-term investments	—	—	—	(60,015)
Disposition of short-term investments	10,210	15,403	71,265	—
Proceeds from sale of property and equipment	2	2	11	2
Acquisition of property and equipment	(240)	(425)	(271)	(673)
Net cash provided by (used) in investing activities	9,972	14,980	71,005	(60,686)
FINANCING ACTIVITIES
Promissory note repayment	—	—	—	(12,001)
Proceeds from sale of Series A Preferred Shares, net of issuance costs	—	—	—	66,265
Issuance of common shares pursuant to the Open Market Sale Agreement	2,477	—	4,725	—
Issuance of common shares pursuant to exercise of options	2	735	290	838
Net cash provided by financing activities	2,479	735	5,015	55,102
Effect of foreign exchange rate changes on cash and cash equivalents	57	(361)	95	(926)
Increase (Decrease) in cash, cash equivalents, and restricted investment	(5,097)	(2,268)	41,930	(44,099)
Cash, cash equivalents, and restricted investment, beginning of period	83,969	12,461	36,942	54,292
Cash, cash equivalents, and restricted investment, end of period	$78,872	$10,193	$78,872	$10,193
Supplemental cash flow information
Non-cash transactions:
Preferred shares dividends accrued (note 9)	$2,762	$2,541	$5,477	$4,877
See accompanying notes to the condensed consolidated financial statements.

ARBUTUS BIOPHARMA CORPORATION

Notes to Condensed Consolidated Financial Statements
(Tabular amounts in thousands of US Dollars, except share and per share amounts)

1.      Nature of business and future operations

Arbutus Biopharma Corporation (the “Company” or “Arbutus”) is a biopharmaceutical business dedicated to discovering, developing, and commercializing a cure for patients suffering from chronic hepatitis B infection, a disease of the liver caused by the hepatitis B virus (“HBV”). To pursue its strategy of developing a curative combination regimen, the Company has assembled a pipeline of multiple drug candidates with differing and complementary mechanisms of action targeting HBV. These include AB-506, the Company's oral capsid inhibitor currently in a Phase 1a/1b clinical trial, AB-729, the Company's second generation RNA interference ("RNAi") therapeutic candidate also currently in a Phase 1a/1b clinical trial, and AB-452, the Company's lead oral HBV RNA destabilizer candidate currently in pre-clinical testing.

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

2.      Significant accounting policies

Basis of presentation

These unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial statements and accordingly, do not include all disclosures required for annual financial statements. These statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the year ended December 31, 2018 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 (the “2018 Form 10-K”). These unaudited condensed consolidated financial statements reflect, in the opinion of management, all adjustments and reclassifications necessary to fairly present the Company's financial position as of June 30, 2019 and the Company's results of operations and cash flows for the three and six months ended June 30, 2019 and 2018. The results of operations for the three and six months ended June 30, 2019 and 2018, respectively, are not necessarily indicative of the results for the full year. These unaudited condensed consolidated financial statements follow the same significant accounting policies as those described in the notes to the audited consolidated financial statements of the Company for the year ended December 31, 2018, except as described below under Recent Accounting Pronouncements.

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
Net loss attributable to common shareholders per share is calculated based on the weighted average number of common shares outstanding. Diluted net loss attributable to common shareholders per share does not differ from basic net loss attributable to common shareholders per share since the effect of the Company’s stock options was anti-dilutive. During the six months ended June 30, 2019, potential common shares of approximately 28 million (six months ended June 30, 2018 – approximately 24 million), consisting of the as-if converted number of Preferred Shares and outstanding stock options, were excluded from the calculation of net loss per common share because their inclusion would be anti-dilutive.

The following table sets out the computation of basic and diluted net income (loss) attributable to common shareholders per share:

(Expressed in thousands of U.S. dollars, except share and per share amounts)

	Three months ended	Six months ended
	June 30, 2019	June 30, 2019
Numerator:
Allocation of distributable earnings	$—	$—
Allocation of undistributed loss	(26,077)	(52,043)
Allocation of income (loss) attributed to shareholders	$(26,077)	$(52,043)
Denominator:
Weighted average number of shares - basic and diluted	56,805,583	56,275,795
Weighted average number of shares - diluted	56,805,583	56,275,795
Basic and diluted net income (loss) attributable to shareholders per share	$(0.46)	$(0.92)

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

Segment information

The Company operates as a single segment.

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

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis, and indicates the fair value hierarchy of the valuation techniques used to determine such fair value:

	Level 1	Level 2	Level 3	June 30, 2019
Assets
Cash and cash equivalents	$78,872	—	—	$78,872
Short-term investments	16,410	—	—	16,410
Total	$95,282	$—	$—	$95,282
Liabilities
Liability-classified options	—	—	$141	$141
Contingent consideration	—	—	3,381	3,381
Total	$—	$—	$3,522	$3,522

	Level 1	Level 2	Level 3	December 31, 2018
Assets
Cash and cash equivalents	$36,942	—	—	$36,942
Short-term investments	87,675	—	—	87,675
Total	$124,617	$—	$—	$124,617
Liabilities
Liability-classified options	—	—	$479	$479
Contingent consideration	—	—	3,126	3,126
Total	$—	$—	$3,605	$3,605

The following table presents the changes in fair value of the Company’s liability-classified stock option awards:

	Liability at beginning of the period	Fair value of liability-classified options exercised in the period	Increase (decrease) in fair value of liability	Liability at end of the period
Six months ended June 30, 2018	$1,239	$—	$853	$2,092
Six months ended June 30, 2019	$479	$—	$(338)	$141

The following table presents the changes in fair value of the Company’s contingent consideration:

	Liability at beginning of the period	Increase (decrease) in fair value of Contingent Consideration	Liability at end of the period
Six months ended June 30, 2018	$10,424	$(655)	$9,769
Six months ended June 30, 2019	$3,126	$255	$3,381

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

Under the terms of the agreement, Roivant contributed $37.5 million in seed capital to Genevant. The Company retained all rights to its LNP and conjugate delivery platforms for HBV, and is entitled to a tiered low single-digit royalty from Genevant on future sales of products enabled by the delivery platforms licensed to Genevant. The Company also retained the entirety of its royalty entitlement on the commercialization of Alnylam Pharmaceuticals Inc.'s ("Alnylam") ONPATTRO™ (Patisiran/ALN-TTR02). The Company recognized a non-cash gain of $24.9 million in the second quarter of 2018 in connection with the equity interest received by Arbutus upon Genevant’s formation.

As of June 30, 2019, the Company held an equity interest of approximately 40% of the common equity of Genevant and accounts for its interest in Genevant using the equity method. The carrying value of the Company's interest in Genevant as of June 30, 2019 was $14.4 million. The basis difference between the Company’s carrying value in Genevant and the Company’s share of Genevant's net assets is attributed primarily to indefinite-lived in-process research and development ("IPR&D") (the delivery technology transferred to Genevant). For the three and six months ended June 30, 2019, the Company recorded equity investment losses of $3.3 million and $8.0 million, respectively, for its proportionate share of Genevant’s net loss, recorded on a one-quarter lag basis.

5.      Intangible assets and goodwill

All acquired IPR&D relates to our covalently closed circular DNA ("cccDNA") program and is currently classified as indefinite-lived and is not currently being amortized. IPR&D becomes definite-lived upon the completion or abandonment of the associated research and development efforts and will be amortized from that time over an estimated useful life based on respective patent terms. Goodwill represents the excess of purchase price over the value assigned to the net tangible and identifiable intangible assets of Arbutus Inc.

The Company evaluates the recoverable amount of intangible assets on an annual basis and performs an annual evaluation of goodwill as of December 31 of each year, unless there is an event or change in the business that could indicate impairment, in which case earlier testing is performed. During the three and six months ended June 30, 2019, the Company did not identify any new indicators of impairment.

6.      Accounts payable and accrued liabilities

Accounts payable and accrued liabilities are comprised of the following, in thousands:

	June 30, 2019	December 31, 2018
Trade accounts payable	$685	$3,192
Research and development accruals	2,528	2,716
Professional fee accruals	566	871
Payroll accruals	4,159	2,341
Other accrued liabilities	2	309
Total accounts payable and accrued liabilities	$7,940	$9,429

7.	Site consolidation

In 2018, the Company substantially completed a site consolidation and organizational restructuring to align its HBV business in Warminster, PA, including a reduction of its global workforce by approximately 35% and closure of its Burnaby facility. The Company estimates that the total expenses to complete the site consolidation will be approximately $4.9 million, of which $4.7 million has been incurred as of June 30, 2019. Included in the site consolidation plan was the payment of one-time employee termination benefits, employee relocation costs, and site closure costs. The Company ceased using its Burnaby facility as of June 30, 2018 and recognized the remaining committed cost, less sublease income under contract, in site consolidation expenses in 2018. The lease for the Burnaby facility expired on July 31, 2019.

Site consolidation expenses were as follows, in thousands:

	Six months ended June 30,
	2019	2018
Employee severance and relocation	$197	$3,201
Facility and other expenses	(346)	1,001
Total site consolidation expenses	$(149)	$4,202

Site consolidation activity was as follows, in thousands:

	Employee severance and relocation	Facility and other expenses	Total
Site consolidation accrual as of December 31, 2018	$697	$634	$1,331
Additional accruals and other adjustments	197	(346)	(149)
Payments	(733)	(107)	(840)
Site consolidation accrual as of June 30, 2019	$161	$181	$342

8.	Leases

The Company has two operating leases for office and laboratory space. The Company's corporate headquarters is located at 701 Veterans Circle, Warminster, Pennsylvania. The lease expires on April 30, 2027, and the Company has the option of extending the lease for two further five-year terms. The Company also leases office space located at 626 Jacksonville Rd, Warminster, Pennsylvania under a lease that expires on December 31, 2021, and the Company has an option to extend the lease term to April 30, 2027. In connection with the Company's site consolidation in 2018, the Company ceased using its office and laboratory space located in Burnaby, British Columbia, Canada on June 30, 2018. The Company subleased a portion of the Burnaby facility to various tenants, including Genevant, until the lease expired on July 31, 2019. The Company recognized the remaining lease payments for the Burnaby facility, less sublease income under contract, in site consolidation expenses in 2018. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.

The Company adopted ASU No. 2016-02, Leases (Topic 842) on January 1, 2019 using the modified retrospective basis applied at the effective date of the new standard and elected to utilize a package of practical expedients. Leases with an initial term of 12 months or less are not recorded on the balance sheet. The Company determines if an arrangement is a lease at inception. Right-of-use assets represent the Company's right to use an underlying asset for the lease term and lease liabilities represent the Company's obligation to make lease payments arising from the lease. Operating lease right-of-use assets and lease liabilities are recognized based on the present value of lease payments over the lease term. The leases do not provide an implicit rate so, in determining the present value of lease payments, the Company utilized its incremental borrowing rate for the applicable lease, which was 9.0% for the 701 Veterans Circle lease, 7.6% for the 626 Jacksonville Rd. lease and 5.0% for the Burnaby lease. The Company recognizes lease expense on a straight-line basis over the remaining lease term.

During the six months ended June 30, 2019, the Company incurred total operating lease expenses of $0.8 million, which included lease expenses associated with fixed lease payments of $0.6 million, and variable payments associated with common area maintenance and similar expenses of $0.2 million. For the six months ended June 30, 2018, the straight-line fixed expense for leases was $0.6 million. Sublease income for the six months ended June 30, 2019 was $0.2 million (twenty thousand in 2018).

Weighted average remaining lease term and discount rate were as follows:

As of
June 30, 2019
Weighted average remaining lease term	7.2
Weighted average discount rate	8.7%
The Company did not include options to extend its lease terms as part of its ROU asset and lease liabilities.
Supplemental cash flow information related to the Company's operating leases was as follows, in thousands:

	Six months ended June 30,
	2019	2018
Cash paid for amounts included in the measurement of lease liabilities	$623	$—

Maturities of lease liabilities were as follows, in thousands:

As of June 30, 2019
July through December 2019	$433
2020	657
2021	677
2022	581
2023	598
Thereafter	2,038
Total Lease Payments	$4,984
Less: interest	(1,345)
Present value of lease payments	$3,639

9. Stockholders' equity and stock-based compensation

Open Market Sale Agreement

In December 2018, the Company entered into an Open Market Sale Agreement (“Sale Agreement”) with Jefferies LLC, under which it may issue and sell common shares, from time to time, for an aggregate sales price of up to $50.0 million. For the three months ended June 30, 2019, the Company issued 593,689 common shares pursuant to the Sale Agreement, resulting in gross proceeds of approximately $2.5 million. For the six months ended June 30, 2019, the Company issued 1,208,090 common shares pursuant to the Sale Agreement, resulting in gross proceeds of approximately $5.2 million.

Series A participating convertible preferred shares

In October 2017, the Company entered into a subscription agreement with Roivant for the sale of 1,164,000 Preferred Shares to Roivant for gross proceeds of $116.4 million. The Preferred Shares are non-voting and are convertible into common shares at an initial conversion price of $7.13 per share. The purchase price for the Preferred Shares plus an amount equal to 8.75% per annum, compounded annually, will be subject to mandatory conversion into approximately 23 million common shares on October 16, 2021 (subject to limited exceptions in the event of certain fundamental corporate transactions relating to Arbutus’ capital structure or assets, which would permit earlier conversion at Roivant’s option). After conversion of the Preferred Shares into common shares, based on the number of common shares outstanding on June 30, 2019, Roivant would hold approximately 49% of the Company's common shares. Roivant agreed to a four year lock-up period for this investment and its existing holdings in the Company. Roivant also agreed to a four year standstill whereby Roivant will not acquire greater than 49.99% of the Company's common shares or securities convertible into common shares. The initial investment of $50.0 million closed in October 2017, and the remaining amount of $66.4 million closed in January 2018 following regulatory and shareholder approvals.

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

In 2012, the Company entered into a license agreement with Alnylam Pharmaceuticals, Inc. (“Alnylam”) that entitles Alnylam to develop and commercialize products with the Company's LNP technology. Alnylam's ONPATTROTM program, which represents the first approved application of LNP technology, was approved by the U.S. Food and Drug Administration ("FDA") and the European Medicines Agency ("EMA") during the third quarter of 2018 and was launched immediately upon approval in the US. The Company is entitled to tiered low to mid single-digit royalty payments on global net sales of ONPATTROTM and received its first royalty payment in the fourth quarter of 2018. In July 2019, the Company sold a portion of its royalty entitlement for Alnylam's ONPATTROTM to OCM IP Healthcare Portfolio LP, an affiliate of the Ontario Municipal Employees Retirement System (collectively, “OMERS”). See Note 13 - Subsequent Events for further details.

Revenue for the three and six months ended June 30, 2019 consists primarily of royalties on net global sales of Alnylam's ONPATTROTM, as well as royalties on net sales of Spectrum Pharmaceuticals, Inc.'s ("Spectrum") Marqibo® and services provided to Gritstone Oncology, Inc. ("Gritstone"). Revenue for the three and six months ended June 30, 2018 consisted primarily of revenue earned under our license agreement with Gritstone, including the earned portion of an upfront license fee and services provided to Gritstone.

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

On November 10, 2014, UBC filed a notice of arbitration against the Company and on January 16, 2015, filed a Statement of Claim, which alleges entitlement to $3.5 million in allegedly unpaid royalties based on publicly available information, and an unspecified amount based on non-public information. UBC also seeks interest and costs, including legal fees. The Company filed its Statement of Defense to UBC's Statement of Claims, as well as a Counterclaim involving a patent application that the Company alleges UBC wrongly licensed to a third party. The proceedings have been divided into three phases, with the first hearing taking place in June 2017. In the first phase, the arbitrator determined which agreements are sublicense agreements within UBC's claim. Also in the first phase, UBC updated its alleged entitlement from $3.5 million originally claimed to seek $10.9 million in alleged unpaid royalties, plus interest arising from payments as early as 2008, which could be material. No finding was made as to whether any licensing fees are due to UBC under these agreements; this was the subject of the second phase of arbitration that took place from April 10, 2019 to April 16, 2019. The decision for this phase of the arbitration is expected in the third quarter of 2019. The arbitrator also held in the first phase of the arbitration that the patent application that is the subject of the Counterclaim was not required to be licensed to Arbutus.  A schedule for the third phase of the arbitration addressing patent validity, if a third phase is determined to be appropriate by the arbitrator, has not yet been set.

Arbitration and related matters are costly and may divert the attention of the Company's management and other resources that would otherwise be engaged in other activities. The Company continues to dispute UBC's allegations. However, arbitration is subject to inherent uncertainty and an arbitrator could rule against the Company. The Company has not recorded an estimate of the possible loss associated with this arbitration, due to the uncertainties related to both the likelihood and amount of any possible loss or range of loss. Costs related to the arbitration are recorded by the Company as incurred.

License Agreements between Enantigen and Blumberg and Drexel

In October 2014, Arbutus Inc. acquired all of the outstanding shares of Enantigen Therapeutics, Inc. (“Enantigen”) pursuant to a stock purchase agreement. Through this transaction, Arbutus Inc. acquired a HBV surface antigen secretion inhibitor program and a capsid assembly inhibitor program.

Under the stock purchase agreement, Arbutus Inc. agreed to pay up to a total of $21.0 million to Enantigen’s selling shareholders upon the achievement of specified development and regulatory milestones for (a) the first two products that contain either a capsid compound or an HBV surface antigen compound that is covered by a patent acquired under this agreement, or (b) a capsid compound from an agreed upon list of compounds. The amount paid could be up to an additional $102.5 million in sales performance milestones in connection with the sale of the first commercialized product by Arbutus Inc. for the treatment of HBV, regardless of whether such product is based upon assets acquired under this agreement, and a low single-digit royalty on net sales of such first commercialized HBV product, up to a maximum royalty payment of $1.0 million that, if paid, would be offset against Arbutus Inc.'s milestone payment obligations. The contingent consideration for this acquisition is a financial liability and measured at its fair value at each reporting period, with any changes in fair value from the previous reporting period recorded in the statement of operations and comprehensive loss (see note 3). The fair value of the contingent consideration was $3.4 million as of June 30, 2019.

Under the stock purchase agreement, Enantigen must also fulfill its obligations as they relate to the three patent license agreements with The Baruch S. Blumberg Institute ("Blumberg") and Drexel University ("Drexel"). Pursuant to each patent license agreement, Enantigen is obligated to pay Blumberg and Drexel up to approximately $0.5 million in development and regulatory milestones per licensed product, royalties in the low single-digits, and a percentage of revenue it receives from its sub-licensees.

Research Collaboration and Funding Agreement with Blumberg

In November 2018, the Company entered into a new two-year master services agreement with Blumberg that expires in November 2020.  The new agreement replaces all rights and obligations of the prior research collaboration and funding agreements, as amended. Under the new agreement, Blumberg will perform specific research activities based upon statements of work and the Company will no longer provide a fixed amount of funding to Blumberg.  As of June 30, 2019, the Company has executed statements of work with Blumberg for an aggregate cost of $0.8 million under this new agreement. Intellectual property that is generated during the research activities is the Company's exclusive property and all financial obligations for it to utilize the intellectual property are satisfied in the upfront cost of the research activities. Under the terms of the new agreement, the Company retains all rights to any inventions arising from performance of the agreement and no license is granted to Blumberg and Drexel, nor are milestones for said inventions due to Blumberg and Drexel.

12.      Related Party Transactions

The Company purchased certain research and development services from Genevant. These services are billed at agreed hourly rates and reflective of market rates for such services.  The total cost of these services was $0 and 33 thousand for the three and six months ended June 30, 2019, respectively. The total cost of these services was $0.1 million and $0.1 million for the three and six months ended June 30, 2018, respectively, and are included in the Condensed Consolidated Statements of Operations under research, development, collaborations and contracts expenses.

Conversely, Genevant purchased certain administrative and transitional services from the Company totaling $0.1 million and $0.2 million for the three and six months ended June 30, 2019, respectively. The total income from these services was $0.2 million and $0.2 million for the three and six months ended June 30, 2018, which were netted against research and development expenses in the Condensed Consolidated Statements of Operations. In addition, Genevant had a sublease for 17,900 square feet in the Company's Burnaby facility. Sublease income from Genevant was $62 thousand and $0.1 million for the three and six months ended June 30, 2019, respectively, and was netted against site consolidation costs and lease liability (see notes 7 and 8). The Company’s Burnaby facility lease and the corresponding sublease to Genevant expired on July 31, 2019.

13.     Subsequent Events
On July 2, 2019, the Company entered into a Purchase and Sale Agreement with OMERS, pursuant to which the Company sold to OMERS part of its royalty interest on future global net sales of ONPATTRO™ (patisiran), an RNA interference therapeutic currently being sold by Alnylam.

ONPATTRO utilizes Arbutus’ LNP technology, which was licensed to Alnylam pursuant to the Cross-License Agreement, dated November 12, 2012, by and between the Company and Alnylam (the “LNP License Agreement”). Under the terms of the LNP License Agreement, the Company is entitled to tiered royalty payments on global net sales of ONPATTRO ranging from 1.00% - 2.33% after offsets, with the highest tier applicable to annual net sales above $500 million. This royalty interest was sold to OMERS, effective as of January 1, 2019, for $20 million in gross proceeds before advisory fees. OMERS will retain this entitlement until it has received $30 million in royalties, at which point 100% of such royalty interest on future global net sales of ONPATTRO will revert to the Company.

In addition to the royalty from the Alnylam LNP license agreement, the Company is also entitled to a second, lower royalty interest on global net sales of ONPATTRO originating from a settlement agreement and subsequent license agreement with Acuitas Therapeutics. The royalty from Acuitas has been retained by the Company and was not part of the royalty sale to OMERS.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following discussion and analysis by our management of our financial position and results of operations in conjunction with our audited consolidated financial statements and related notes thereto included as part of our Annual Report on Form 10-K for the year ended December 31, 2018 and our unaudited condensed consolidated financial statements for the three and six month period ended June 30, 2019. Our consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles and are presented in U.S. dollars.

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

•
the payment of one-time employee termination benefits, employee relocation costs, and site closure costs, totaling approximately $4.9 million related to the site consolidation and organizational restructuring to align our HBV business in Warminster, PA;

•	the expected timing of and amount for payments related to Enantigen Therapeutics, Inc.'s (“Enantigen”) transaction and its programs;

•	the potential of our drug candidates to improve upon the standard of care and contribute to a curative combination treatment regimen;

•	the potential benefits of the royalty monetization transaction for our ONPATTRO™ (Patisiran) royalty interest;

•	developing a suite of products that intervene at different points in the viral life cycle, with the potential to reactivate the host immune system;

•	using pre-clinical results to adaptively design clinical trials for additional cohorts of patients, testing the combination and the duration of therapy;

•	selecting combination therapy regimens and treatment durations to conduct Phase 3 clinical trials intended to ultimately support regulatory filings for marketing approval;

•	expanding our HBV drug candidate pipeline through internal development, acquisitions and in-licenses;

•	the potential of our assets, including our ownership stake in Genevant Sciences Ltd. (Genevant”) and the royalty entitlement on ONPATTRO, to provide significant non-dilutive capital;

•
our expectation to submit safety and efficacy data of the initial Phase 1a/1b cohort results of AB-506, including a complete characterization of the ALT flare cases and results from the new 28 day study in healthy subjects, for a scientific meeting later this year;

•	our expectation to make a decision regarding AB-452 clinical development in early 2020;

•
our expectation to dose additional cohorts for the AB-506 Phase 1a/1b clinical trial, our expectation to have final results available in the first half of 2020, and our ability to utilize the final results to inform next steps toward the combination proof-of-concept Phase 2 clinical trial in subjects with chronic hepatitis B;

•	our expectation for AB-729 for preliminary safety and efficacy data from both healthy subjects and several single dose cohorts of subjects with CHB to be available in the first quarter of 2020.

•	our expectation to initiate combination clinical trials with AB-506 and AB-729 in the second half of 2020;

•	payments from the Gritstone Oncology, Inc. ("Gritstone") licensing agreement;

•	the belief that current legal proceedings will not have a material adverse effect on our consolidated results of operations, cash flows, or financial condition;

•	the expected return from strategic alliances, licensing agreements, and research collaborations;

•	statements with respect to revenue and expense fluctuation and guidance;

•	the sufficiency of our cash and cash equivalents to extend into the second half of 2020;

•
obtaining funding to maintain and advance our business from a variety of sources including public or private equity or debt financing, collaborative arrangements with pharmaceutical companies and government grants and contracts;

•	on-going arbitration and litigation proceedings; and

•	the amount and timing of potential funding,
as well as other statements relating to our future operations, financial performance or financial condition, prospects or other future events. Forward-looking statements appear primarily in the sections of this Form 10-Q entitled “Part I, Item 1- Financial Statements (Unaudited),” and “Part I, Item 2-Management’s Discussion and Analysis of Financial Condition and Results of Operations”.
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

To pursue our strategy of developing a potential curative combination regimen for chronic HBV, we are developing a diverse product pipeline consisting of multiple drug candidates with potential complementary mechanisms of action, each of which has the potential to improve upon the SOC and contribute to a curative combination treatment regimen. Our pipeline includes agents that have the potential to form an effective proprietary combination therapy.

In addition to our drug pipeline focused on HBV, we have additional assets that have the potential to provide value to our company. The first is our royalty entitlement on ONPATTRO™ (Patisiran), a drug developed by Alnylam Pharmaceuticals, Inc. ("Alnylam") that incorporates our lipid nanoparticle delivery ("LNP") technology and was approved by the U.S. Food and Drug Administration ("FDA") and the European Medicines Agency (“EMA”) during the third quarter of 2018 and launched immediately upon approval in the U.S. In July 2019, we sold a portion of this royalty interest to an affiliate of the Ontario Municipal Employees Retirement System (“OMERS”), effective as of January 1, 2019, for $20 million in gross proceeds before advisory fees. OMERS will retain this entitlement until it has received $30 million in royalties, at which point 100% of such royalty interest on future global net sales of ONPATTRO will revert to us. If this royalty entitlement reverts to us, it has the potential to provide an active royalty stream or to be otherwise monetized again in full or in part. In addition to this royalty from the Alnylam LNP license agreement, we are also entitled to a second, lower royalty interest on global net sales of ONPATTRO originating from a settlement agreement and subsequent license agreement with Acuitas Therapeutics, Inc. (Acuitas). The royalty from Acuitas has been retained by us and was not part of the royalty sale to OMERS. The second asset is our approximate 40% equity ownership interest in Genevant, a company to which we have licensed our LNP platform and conjugate delivery platform (the "Delivery Platforms") for all applications except HBV. These additional assets have the potential to provide significant non-dilutive capital to fund development of our HBV pipeline.

Strategy

Our objective is to develop a cure for patients with chronic HBV infection. We believe this can best be achieved by:

•
developing a pipeline of proprietary therapeutic agents that target multiple elements of the HBV viral lifecycle, the most important of which we believe are HBV replication and hepatitis B surface antigen ("HBsAg") expression, and the host immune system; and

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

We are currently conducting two Phase 1a/1b clinical trials and several pre-clinical and investigational new drug ("IND")-enabling studies to evaluate proprietary HBV therapeutic agents alone, together with SOC therapies and in combination with each other. We expect to use the results from these clinical trials and other studies to adaptively design future clinical trials to test the safety, efficacy and duration of potential combination therapies.

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

We believe that our RNAi agent, AB-729, could be combined with our capsid inhibitor, AB-506, and approved NAs, in our first combination therapy for HBV patients. Provided the initial clinical trials for AB-506 and AB-729 proceed as expected, we anticipate initiating combination clinical trials with these two agents, and an approved NA, in the second half of 2020. In parallel, we are advancing our HBV RNA destabilizer program forward. This program includes AB-452 and several follow-on compounds from distinct chemical scaffolds.

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

We received regulatory approval of our CTA for AB-506 in the second quarter of 2018. During the third quarter of 2018, we began a double-blind, randomized, placebo controlled, single and multiple dose Phase 1a/1b clinical trial for AB-506 evaluating the safety, tolerability and pharmacokinetics of AB-506, in healthy subjects and HBV-DNA positive subjects with chronic hepatitis B (CHB) infection. The healthy subject portion consisted of a single ascending dose part in which subjects were randomized 6:2 (active: placebo), n=21, to receive AB-506 doses ranging from 30-1000 mg, including investigation of food effect, and a multiple dose part in which subjects (randomized 10:2, n=12) received 400 mg of AB-506 once daily for 10 days. The third part of the trial is enrolling HBV DNA+, HBeAg-positive or -negative CHB subjects (randomized 10:2; n=12 per cohort) at different doses of AB-506, with or without a nucleoside analogue, once daily for 28 days. Dosing of additional cohorts is planned.

In July 2019, we announced preliminary results from a Phase 1a/1b clinical trial in healthy subjects and two cohorts of CHB subjects who received AB-506 monotherapy, which indicated that AB-506 is a potent oral capsid inhibitor in CHB subjects and supports our confidence in its potential to significantly contribute to the inhibition of HBV replication in a combination regimen. No serious adverse events (“SAEs”) or clinically significant safety findings were observed in healthy subjects (N=33). Importantly, alanine aminotransferase (“ALT”) levels and other liver function tests remained normal throughout the 10 days of dosing in healthy subjects.

In two cohorts of CHB subjects, mean HBV DNA and HBV RNA decreases at Day 28 (end of treatment) ranged from -2.0 log (160mg dose) to -2.8 log (400mg dose) and -2.4 log (for both doses), respectively, comparable with other capsid inhibitors currently in development. No SAEs were observed in CHB subjects (N= 24). Four CHB subjects (two in each of the cohorts) experienced Grade 4 ALT flares which returned to baseline levels upon AB-506 discontinuation or completion of the 28-day treatment period. Aspartate aminotransferase values were also elevated to a lesser degree, however, none of the subjects met the criteria for drug induced liver injury as bilirubin values and liver synthetic function remained normal. All four ALT flares occurred after the subjects experienced a >2 log decline in HBV DNA from baseline. We believe at least one of the ALT flare cases was immune-mediated and beneficial, as one subject in the 400 mg cohort who experienced a Grade 4 ALT flare also had notable declines in Hepatitis B surface antigen and Hepatitis B e-antigen of -1.4 log and -2.0 log, respectively, by Day 100 following AB-506 discontinuation.  This subject was immediately put on nucleoside analogue therapy after AB-506 discontinuation per investigator’s decision. In addition, serum-based cytokine analysis of this subject showed an abrupt increase in IFN-gamma at the time of the flare, suggesting an immune-mediated response. For the other 3 subjects we continue to investigate the nature of the flares. Of these four subjects, two (one in each cohort) were asymptomatic, the other two (one in each cohort) had various mild to moderate adverse events at the time of their flares, one with mild heaviness in head, flatulence, discomfort and moderate fatigue, one with mild rash (knees, ankles, fingers and buttock). Two subjects in the 160 mg cohort experienced Grade 2 ALT flares. Both were asymptomatic and returned to baseline levels upon completing the 28-day treatment period.

We intend to initiate a healthy subjects study testing 28 days of dosing. Safety and efficacy data of the initial Phase 1a/1b cohort results, including a complete characterization of the ALT flare cases and results from the new 28 day study in healthy subjects, is expected to be submitted for a scientific meeting later this year. We anticipate dosing additional cohorts and final results of this Phase 1a/1b clinical trial, which are expected in the first half of 2020, will inform next steps toward the combination proof-of-concept Phase 2 clinical trial in subjects with chronic hepatitis B.

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

We presented data from pre-clinical studies at the International Liver Congress of the European Association for the Study of the Liver (“EASL”) meeting in April 2018 in a presentation titled, “Durable Inhibition of Hepatitis B Virus Replication and Antigenemia Using Subcutaneously Administered siRNA Agent AB-729 in Preclinical Models”, which showed robust HBsAg knockdown and more durable in vivo activity than earlier-generation siRNA agents, including our ARB-1467 product candidate, for the treatment of chronic HBV infection.

We successfully completed IND-enabling studies for AB-729 in support of the single ascending dosing portion of a Phase 1a/1b clinical trial, which we filed as part of a CTA. In July 2019, we initiated the healthy subject portion of a single and multiple dose Phase 1a/1b clinical trial for AB-729 to investigate the safety, tolerability, pharmacokinetics, and pharmacodynamics of AB-729 in healthy subjects and CHB subjects. Preliminary safety and efficacy data from both healthy subjects and several single dose cohorts of subjects with CHB are expected in the first quarter of 2020.

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

In October 2018, we announced the emergence of nonclinical safety findings in the AB-452 HBV RNA destabilizer program. Given the nature of these observations and the novel mechanism of action of this drug, we felt a sufficient amount of time must be allocated to understanding these findings and their implications before deciding whether to advance AB-452 into clinical trials. We have been evaluating AB-452 in a series of in vitro and in vivo studies to further characterize the compound, its mechanism of action, safety and pharmacokinetic profile. Following careful assessment of the nonclinical safety findings that led to pausing the entry of AB-452 into human clinical studies, we have concluded that the nonclinical safety study resulted in several confounding observations which included clinical observations with no histological correlation, a lack of dose response regarding some key findings and an unexplained vehicle effect. Because of these confounding observations, we have determined that repeating the 90-day preclinical safety study in two species is appropriate before making a go/no-go decision. We expect that the results of this study will allow us to make that decision early in 2020. We remain committed to the development of oral HBV RNA destabilizers that have shown compelling anti-viral effects in multiple HBV pre-clinical models. While we work to fully understand the nature of the AB-452 pre-clinical findings, we are also continuing to advance back-up compounds with distinct chemical scaffolds into the lead optimization stage.

Research Programs

In addition to our clinical candidates, we have a number of research programs aimed at discovery and development of proprietary HBV candidates with different and complementary mechanisms of action. We have ongoing discovery efforts focused on checkpoint inhibition and cccDNA targeting to identify novel, orally administered small molecule drug candidates to complement our pipeline of agents to form an effective combination therapy for the treatment of HBV.

Strategic Alliances and Licensing Agreements

ONPATTRO® (Patisiran/ALN-TTR02)

In 2012, we entered into a license agreement with Alnylam that entitles Alnylam to develop and commercialize products with our LNP technology. Alnylam's ONPATTRO™ (Patisiran), which represents the first approved application of our LNP technology, was approved by the FDA and EMA during the third quarter of 2018 and was launched immediately upon approval in the US. We are entitled to tiered low to mid single-digit royalty payments on global net sales of ONPATTRO™ and received our first royalty payment in the fourth quarter of 2018.
On July 2, 2019, we entered into a Purchase and Sale Agreement with OMERS, pursuant to which we sold to OMERS a portion of our royalty entitlement on future global net sales of ONPATTRO.

ONPATTRO utilizes our LNP technology, which was licensed to Alnylam pursuant to that certain Cross-License Agreement, dated November 12, 2012, by and between us and Alnylam (the “LNP License Agreement”). Under the terms of the LNP License Agreement, we are entitled to tiered royalty payments on global net sales of ONPATTRO ranging from 1.00% - 2.33% after offsets, with the highest tier applicable to annual net sales above $500 million. This royalty interest was sold to OMERS, effective as of January 1, 2019, for $20 million in gross proceeds before advisory fees. OMERS will retain this entitlement until it has received $30 million in royalties, at which point 100% of this royalty entitlement on future global net sales of ONPATTRO will revert to us.

In addition to the royalty entitlement from the Alnylam LNP license agreement, we are also entitled to a second, lower royalty entitlement on global net sales of ONPATTRO originating from a settlement agreement and subsequent license agreement with Acuitas Therapeutics. The royalty entitlement from Acuitas has been retained by us and was not part of the royalty entitlement sale to OMERS.

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

Under the terms of the agreement, Roivant contributed $37.5 million in transaction-related seed capital to Genevant, consisting of an initial $22.5 million investment and a subsequent investment of $15 million at a pre-determined, stepped-up valuation. We retain all rights to our Delivery Platforms for HBV, and are entitled to a tiered low single-digit royalty from Genevant on future sales of products enabled by the delivery platforms licensed to Genevant. We also retained the entirety of our royalty entitlement on the commercialization of Alnylam’s ONPATTRO. As of June 30, 2019, we held an equity interest in Genevant of approximately 40%.

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

RESULTS OF OPERATIONS
The following summarizes the results of our operations for the periods shown, in thousands (except for per share figures):

	Three months ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Total revenue	$653	$1,244	$1,332	2,680
Operating expenses	21,168	23,290	40,918	43,131
Loss from operations	(20,515)	(22,046)	(39,586)	(40,451)
Net income (loss)	$(23,315)	$3,091	$(46,566)	(14,338)
Net income (loss) attributable to common shares	(26,077)	550	(52,043)	(19,215)
Basic and diluted income (loss) per common share	(0.46)	0.01	(0.92)	(0.35)

Revenue

Revenue contracts are addressed in detail in the Overview section of Part I, Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2018 Form 10-K.

Revenue decreased $0.6 million and $1.3 million for the three and six months ended June 30, 2019, respectively, as compared to the same periods in 2018. Revenue for the three and six months ended June 30, 2019 consisted primarily of royalties from sales of Alnylam's ONPATTROTM, as well as royalties from Spectrum Pharmaceuticals, Inc.'s Marqibo® and services provided to Gritstone. During the third quarter of 2018, Alnylam's ONPATTROTM, which utilizes our LNP technology, was approved by the FDA and the EMA and was launched immediately upon approval in the US. In July 2019, a portion of this royalty interest was sold to OMERS, effective as of January 1, 2019, for $20 million in gross proceeds before advisory fees. OMERS will retain this entitlement until it has received $30 million in royalties, at which point 100% of such royalty interest on future global net sales of ONPATTRO will revert to us. Revenue for the three and six months ended June 30, 2018 consisted primarily of revenue earned under our license agreement with Gritstone, including the earned portion of an upfront license fee and services provided to Gritstone.

Expenses / Expenses are summarized in the following table, in thousands:

	Three months ended June 30,
	2019	% of Total	2018	% of Total
Research and development	$12,740	60%	$16,356	70%
General and administrative	8,189	39%	3,775	16%
Depreciation and amortization	505	2%	578	2%
Site consolidation	(266)	(1)%	2,581	11%
Total operating expenses	$21,168		$23,290

	Six months ended June 30,
	2019	% of Total	2018	% of Total
Research and development	$27,452	67%	$30,305	70%
General and administrative	12,601	31%	7,444	17%
Depreciation and amortization	1,014	2%	1,180	3%
Site consolidation	(149)	—%	4,202	10%
Total operating expenses	$40,918		$43,131

Research and development

Research and development expenses consist primarily of clinical and pre-clinical trial expenses, personnel expenses, consulting and third party expenses, consumables and materials, as well as a portion of stock-based compensation and general overhead costs.

Research and development expenses decreased $3.6 million and $2.9 million for the three and six months ended June 30, 2019, respectively, as compared to the same periods in 2018. Research and development expenses for the three and six months ended June 30, 2019 included: (i) enrollment of the 28-day HBV patient portion of our Phase 1a/1b clinical trial for our lead capsid inhibitor (AB-506); (ii) IND/CTA enabling pre-clinical studies for our RNAi agent (AB-729); and (iii) in vitro and in vivo studies to further characterize our HBV RNA destabilizer (AB-452), including the compound itself, its mechanism of action and pharmacokinetic profile. The decrease in research and development expenses in 2019 was due primarily to higher costs in 2018 for AB-452, including drug product manufacturing, and expenses in 2018 associated with the Phase 2 clinical trial for AB-1467, partially offset by increased spending in 2019 for the Phase 1a/1b clinical trial for AB-506 and pre-clinical studies for AB-729. Research and development expenses for the three and six months ended June 30, 2018 included IND/CTA-enabling work and CTA regulatory filings for AB-506, AB-452 and AB-729.

A significant portion of our research, development, collaborations and contracts expenses are not tracked by project as they benefit multiple projects or our technology platform and because our most-advanced programs are not yet in late-stage clinical development.

General and administrative

General and administrative expenses increased $4.4 million and $5.2 million for the three and six months ended June 30, 2019 and 2018, respectively, as compared to the same periods in 2018. The increase was due primarily to our former President and Chief Executive Officer's departure from the company in June 2019. In accordance with the terms of his legacy employment agreement, he received $2.3 million of cash severance (paid in July 2019) and we recognized $2.2 million of non-cash stock-based compensation expense for accelerated vesting of his stock options.

Site consolidation

In February 2018, we announced a site consolidation and organizational restructuring to better align our HBV business in Warminster, PA, by reducing our global workforce and closing our Burnaby, Canada facility. Most of the employee-related site consolidation expenses were expensed ratably over the period that employees provided services, which was substantially completed by June 30, 2018. We expect total site consolidation expenses to be approximately $4.9 million, of which approximately $4.7 million has been incurred as of June 30, 2019.

Other income (loss)

Other income (loss) are summarized in the following table, in thousands:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Interest income	$606	$805	$1,206	$1,563
Interest expense	(2)	—	(14)	(104)
Foreign exchange gain (loss)	60	(359)	68	(885)
Gain on investment	—	24,884	—	24,884
Equity investment losses	(3,334)	—	(7,985)	—
Decrease (increase) in fair value of contingent consideration	(130)	(193)	(255)	655
Total other income (loss)	$(2,800)	$25,137	$(6,980)	$26,113

Interest income

The $0.2 million and $0.4 million decrease in interest income for the three and six months ended June 30, 2019, respectively, compared to the same periods in 2018 was due primarily to a lower average cash balance, partially offset by higher interest rates.

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

Gain on investment and equity investment losses

In the second quarter of 2018, together with Roivant, we launched Genevant, a company focused on the discovery, development, and commercialization of a broad range of RNA-based therapeutics enabled by our LNP Delivery Technologies. We recognized a non-cash gain of $24.9 million in the second quarter of 2018 in connection with the equity interest received by Arbutus upon Genevant’s formation. We account for our 40% ownership interest in Genevant using the equity method of accounting. For the three and six months ended June 30, 2019, we recorded $3.3 million and $8.0 million, respectively, of equity investment losses, reflecting our proportionate share of Genevant's net loss on a one-quarter lag basis.

Decrease (increase) in fair value of contingent consideration

Contingent consideration is a liability we assumed from our acquisition of Arbutus, Inc. in March 2015. In general, increases in the fair value of the contingent consideration are related to the progress of our programs as they get closer to triggering contingent payments. The increase in contingent consideration of $0.1 million and $0.3 million for the three and six months ended June 30, 2019, respectively, was due to the passage of time as we get closer to potentially triggering contingent payments, resulting in an increase in the estimated fair value of the liability. Contingent consideration increased $0.2 million and decreased $0.7 million for the three and six months ended June 30, 2018, respectively. The decrease for the six months ended June 30, 2018 was due primarily to a recalibration of the estimated timing of future development milestones being achieved, resulting in a reduction in the estimated fair value of the liability.

LIQUIDITY AND CAPITAL RESOURCES

The following table summarizes our cash flow activities for the periods indicated, in thousands:

	Three months ended		Six months ended
	June 30,		June 30,
	2019	2018	2019	2018
Net income loss for the period	$(23,315)	$3,091	$(46,566)	$(14,338)
Adjustments to reconcile net loss to net cash provided by operating activities	7,694	(20,696)	14,454	(19,422)
Changes in operating assets and liabilities	(1,984)	(17)	(2,073)	(3,829)
Net cash used in operating activities	(17,605)	(17,622)	(34,185)	(37,589)
Net cash provided by (used in) investing activities	9,972	14,980	71,005	(60,686)
Net cash provided by financing activities	2,479	735	5,015	55,102
Effect of foreign exchange rate changes on cash & cash equivalents	57	(361)	95	(926)
Net (decrease) increase in cash, cash equivalents, and restricted cash	(5,097)	(2,268)	41,930	(44,099)
Cash, cash equivalents, and restricted cash, beginning of period	83,969	12,461	36,942	54,292
Cash, cash equivalents, and restricted cash, end of period	$78,872	$10,193	$78,872	10,193

Since our incorporation, we have financed our operations through the sales of equity, debt, revenues from research and development collaborations and licenses with corporate partners, royalty monetization, interest income on funds available for investment, and government contracts, grants and tax credits.

For the six months ended June 30, 2019, operating activities used $34.2 million in cash as compared to $37.6 million of cash used in the six months ended June 30, 2018. The decrease in net cash used in operating activities is due primarily to cash outflows during the six months ended June 30, 2018 related to our site consolidation.

For the six months ended June 30, 2019, investing activities increased cash by $71.0 million as certain short-term investments matured. For the six months ended June 30, 2018, investing activities included investment of the proceeds from the second tranche of the Series A participating convertible preferred shares (the "Preferred Shares") financing in short-term investments.

For the six months ended June 30, 2019, financing activities increased cash by $5.0 million due primarily to net proceeds from the sale of common shares pursuant to our Open Market Sale Agreement (the "Sale Agreement") with Jefferies LLC and proceeds from the exercise of stock options. For the six months ended June 30, 2018, financing activities included $66.3 million of net proceeds from the second tranche of the Preferred Shares financing, offset by repayment of a $12.0 million promissory note with a bank.

Sources of Liquidity

As of June 30, 2019, we had cash and cash equivalents of $78.9 million and short-term investments of $16.4 million, totaling $95.3 million. We had no outstanding debt at June 30, 2019.

In December 2018, we entered into the Sale Agreement, under which we may issue and sell common shares, from time to time, for an aggregate sales price of up to $50.0 million. We did not sell any shares under the Sale Agreement in 2018. For the six months ended June 30, 2019, we issued 1,208,090 common shares pursuant to the Sale Agreement, resulting in gross proceeds of approximately $5.2 million.

In addition to our drug pipeline focused on HBV, we have additional assets that have the potential to provide value to our company. The first is our royalty entitlement on ONPATTRO™ (Patisiran), a drug developed by Alnylam that incorporates our LNP technology and was approved by the FDA and the EMA during the third quarter of 2018 and was launched immediately upon approval in the US. In July 2019, we sold a portion of this royalty interest to OMERS, effective as of January 1, 2019, for $20 million in gross proceeds before advisory fees. OMERS will retain this entitlement until it has received $30 million in royalties, at which point 100% of such royalty interest on future global net sales of ONPATTRO will revert to us. If this royalty entitlement reverts to us, it has the potential to provide an active royalty stream or to be otherwise monetized again in full or in part. In addition to the royalty from the Alnylam LNP license agreement, we are also entitled to a second, lower royalty interest on global net sales of ONPATTRO originating from a settlement agreement and subsequent license agreement with Acuitas. The royalty from Acuitas has been retained by us and was not part of the royalty sale to OMERS. The second asset is our approximate 40% equity ownership interest in Genevant, a company to which we have licensed our Delivery Platforms for all applications except HBV. These additional assets have the potential to provide significant non-dilutive capital to fund development of our HBV pipeline.

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

Cash requirements

At June 30, 2019, we held an aggregate of $95.3 million in cash, cash equivalents and short-term investments. In July 2019, we sold a portion of our royalty entitlement in ONPATTRO™ to OMERS for $20 million in gross proceeds before advisory fees. We believe that our cash, cash equivalents and short-term investments as of June 30, 2019 together with the proceeds received from OMERS for the sale of a portion of our royalty entitlement in ONPATTRO™ will be sufficient to fund our operations into the second half of 2020. In the future, substantial additional funds will be required to continue with the active development of our pipeline products and technologies. In particular, our funding needs may vary depending on a number of factors including:

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

ITEM 4.      CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2019. The term “disclosure controls and procedures”, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure, particularly during the period in which this Quarterly Report on Form 10-Q was being prepared. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their desired objectives, and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2019, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a–15(f) and 15d–15(f) under the Exchange Act) during the three months ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
3.1
Notice of Articles and Articles of Arbutus Biopharma Corporation, as amended. (incorporated herein by reference to Exhibit 3.1 to Arbutus Biopharma Corporation's Annual Report on Form 10-K for the year ended December 31, 2017, filed with the SEC on March 16, 2018).

3.2
Amendment to Articles of Arbutus Biopharma Corporation (incorporated herein by reference to Exhibit 3.1 to the Arbutus Biopharma Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 2018, filed with the SEC on November 7, 2018).

4.1
Governance Agreement between the Company and Roivant Sciences Ltd., a Bermuda exempted company, dated January 11, 2015 (incorporated herein by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K/A filed with the SEC on January 26, 2015).

10.1
Separation Agreement and Release, dated June 13, 2019 by and between Arbutus Biopharma Corporation and Mark J. Murray (incorporated herein by reference to Exhibit 10.1 to Arbutus Biopharma Corporation's Current Report on Form 8-K, filed with the SEC on June 18, 2019).

10.2
Consulting Agreement dated June 13, 2019, by and between Arbutus Biopharma, Inc. and Mark J. Murray (incorporated herein by reference to Exhibit 10.2 to Arbutus Biopharma Corporation’s Current Report on Form 8-K, filed with the SEC on June 18, 2019).

10.3
Employment Agreement, dated June 13, 2019, by and between Arbutus Biopharma Corporation and William H. Collier (incorporated herein by reference to Exhibit 10.3 to Arbutus Biopharma Corporation’s Current Report on Form 8-K, filed with the SEC on June 18, 2019).

10.4
Form of Arbutus Biopharma Corporation Indemnity Agreement (incorporated herein by reference to Exhibit 10.4 to Arbutus Biopharma Corporation’s Current Report on Form 8-K, filed with the SEC on June 18, 2019).

10.5*
Executive Employment Agreement, dated July 10, 2015, by and between Arbutus Biopharma, Inc. and Michael McElhaugh, as amended by the First Amendment to Executive Employment Agreement, dated April 20, 2016, and the Second Amendment to Executive Employment Agreement dated December 11, 2018.

10.6*†	Purchase and Sale Agreement, dated July 2, 2019, by and between Arbutus Biopharma Corporation and OCM IP Healthcare Portfolio LP

10.7*	Arbutus Biopharma Corporation 2016 Omnibus Share and Incentive Plan, as supplemented

10.8*	Form of Arbutus Biopharma Corporation Option Agreement

10.9*	Option Agreement, dated June 24, by and between Arbutus Biopharma, Inc. and William H. Collier

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
The following materials from Arbutus Biopharma Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations; (iii) Condensed Consolidated Statements of Comprehensive Loss; (iv) Condensed Consolidated Statements of Stockholders' Equity; (v) Condensed Consolidated Statements of Cash Flows; and (vi) Notes to Condensed Consolidated Financial Statements

* Filed herewith.
** Furnished herewith.

† Certain exhibits of this Exhibit have been omitted pursuant to Item 601(a)(5) of Regulation S-K. Arbutus Biopharma Corporation agrees to furnish a copy of this Exhibit to the Securities and Exchange Commission on a confidential basis upon request.

SIGNATURES
   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 5, 2019.

ARBUTUS BIOPHARMA CORPORATION

By:	/s/ William H Collier
William H Collier
President and Chief Executive Officer