Form 10-K/A
period 2019-12-31
Arbutus Biopharma Corp
filed 2020-03-06
CIK 1447028

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

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its 2020 Annual Meeting of Stockholders, which the registrant intends to file pursuant to Regulation 14A with the Securities and Exchange Commission no later than 120 days after the registrant’s fiscal year end of December 31, 2019, are incorporated by reference into Part III of this Form 10-K, as amended.

EXPLANATORY NOTE

This Amendment No.1 (the “Amendment No. 1”) to the Annual Report on Form 10-K of Arbutus Biopharma Corporation (the “Company”) for the year ended December 31, 2019 as filed with the U.S. Securities and Exchange Commission on March 5, 2020 (the “Original Form 10-K”), is being filed for the sole purpose of correcting the Consent of Independent Registered Public Accounting Firm filed as Exhibit 23.1 to the Original Form 10-K (the “Consent”). The original Consent inadvertently omitted the date of the Consent. A corrected Consent is filed as Exhibit 23.1 attached hereto.

Except as otherwise expressly noted herein, this Amendment No. 1 does not modify or update in any way the financial position, results of operations, cash flows, or other disclosures in, or exhibits to, the Original Form 10-K, nor does it reflect events occurring after the filing of the Original Form 10-K. Accordingly, this Amendment No. 1 should be read in conjunction with the Original Form 10-K.

In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), new certifications by the Company’s principal executive officer and principal financial officer are filed herewith as exhibits to this Amendment No. 1 pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act. As no financial statements have been included in this Amendment No. 1 and it does not contain or amend any disclosure with respect to Items 307 or 308 of Regulation S-K, paragraphs 3, 4, and 5 of the certifications have been omitted. The Company is not including certifications pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350) as no financial statements are being filed with this Amendment No. 1.

PART IV

Item 15. Exhibits and Financial Statement Schedules

Exhibit	Description

23.1*	Consent of KPMG LLP, an Independent Registered Public Accounting Firm.

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 6, 2020.

ARBUTUS BIOPHARMA CORPORATION

By:	/s/ William Collier
William Collier
President and Chief Executive Officer

4