Form 10-Q
period 2020-06-30
Arbutus Biopharma Corp
filed 2020-08-07
CIK 1447028

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
OR
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒       No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒       No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	Accelerated filer	Non-accelerated filer	Smaller reporting company	Emerging growth company
☐	☒	☐	☒	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐     No ☒
As of August 5, 2020, the registrant had 80,909,259 common shares, without par value, outstanding.

ARBUTUS BIOPHARMA CORPORATION

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
ARBUTUS BIOPHARMA CORPORATION
Condensed Consolidated Balance Sheets
(Unaudited)
(In thousands of U.S. Dollars, except share and per share amounts)

	June 30, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$45,899	$31,799
Investments in marketable securities, current	36,489	59,035
Accounts receivable	1,108	1,204
Prepaid expenses and other current assets	2,040	1,790
Total current assets	85,536	93,828
Property and equipment, net of accumulated depreciation of $6,643 (December 31, 2019: $5,642)	7,741	8,676
Investments in marketable securities, non-current	1,600	—
Right of use asset	2,575	2,738
Other non-current assets	173	293
Total assets	$97,625	$105,535
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued liabilities	$5,813	$7,235
Liability-classified options	150	253
Lease liability, current	364	340
Total current liabilities	6,327	7,828
Liability related to sale of future royalties	19,739	18,992
Contingent consideration	3,181	2,953
Lease liability, non-current	2,867	3,018
Total liabilities	32,114	32,791
Stockholders’ equity
Preferred shares
Authorized: unlimited number without par value
Issued and outstanding: 1,164,000 (December 31, 2019: 1,164,000)	143,258	137,285
Common shares
Authorized: unlimited number without par value
Issued and outstanding: 71,256,579 (December 31, 2019: 64,780,314	916,066	898,535
Additional paid-in capital	58,300	55,246
Deficit	(1,004,014)	(970,093)
Accumulated other comprehensive loss	(48,099)	(48,229)
Total stockholders’ equity	65,511	72,744
Total liabilities and stockholders’ equity	$97,625	$105,535

See accompanying notes to the condensed consolidated financial statements.

ARBUTUS BIOPHARMA CORPORATION
Condensed Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)
(In thousands of U.S. Dollars, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenue
Collaborations and licenses	$825	$398	$1,660	$814
Non-cash royalty revenue	689	255	1,345	$518
Total Revenue	1,514	653	3,005	1,332
Operating expenses
Research and development	10,465	12,740	20,881	27,452
General and administrative	3,566	8,189	7,119	12,601
Depreciation and amortization	501	505	1,001	1,014
Change in fair value of contingent consideration	116	130	228	255
Site consolidation	7	(266)	64	(149)
Total operating expenses	14,655	21,298	29,293	41,173

Loss from operations	(13,141)	(20,645)	(26,288)	(39,841)

Other income (loss)
Interest income	200	606	545	1,206
Interest expense	(1,099)	(2)	(2,140)	(14)
Foreign exchange gain (loss)	(47)	60	(65)	68
Equity investment loss	—	(3,334)	—	(7,985)
Total other loss	(946)	(2,670)	(1,660)	(6,725)

Loss before income taxes	(14,087)	(23,315)	(27,948)	(46,566)

Income tax benefit	—	—	—	—
Net loss	(14,087)	(23,315)	(27,948)	(46,566)
Items applicable to preferred shares:
Dividend accretion of convertible preferred shares	(2,995)	(2,762)	(5,973)	(5,477)
Net loss attributable to common shares	$(17,082)	$(26,077)	$(33,921)	$(52,043)

Loss per share
Basic and diluted	$(0.25)	$(0.46)	$(0.49)	$(0.92)
Weighted average number of common shares
Basic and diluted	69,604,726	56,805,583	68,656,566	56,275,795

Comprehensive income (loss)
Unrealized gain on available-for-sale securities	$122	$—	$130	$—
Currency translation adjustment	—	(52)	$—	(74)
Comprehensive loss	$(13,965)	$(23,367)	$(27,818)	$(46,640)
See accompanying notes to the condensed consolidated financial statements.

ARBUTUS BIOPHARMA CORPORATION
Condensed Consolidated Statement of Stockholders’ Equity
(Unaudited)
(In thousands of U.S. Dollars, except share and per share amounts)

	Convertible Preferred Shares		Common Shares
	Number of Shares	Share Capital	Number of Shares	Share Capital	Additional Paid-In Capital	Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Balance December 31, 2019	1,164,000	$137,285	64,780,314	$898,535	$55,246	$(970,093)	$(48,229)	$72,744
Accretion of accumulated dividends on Preferred Shares	—	2,978	—	—	—	(2,978)	—	—
Stock-based compensation	—	—	—	—	1,460	—	—	1,460
Certain fair value adjustments to liability stock option awards	—	—	—	—	180	—	—	180
Issuance of common shares pursuant to the Open Market Sales Agreement	—	—	4,147,081	12,315	—	—	—	12,315
Issuance of common shares pursuant to exercise of options	—	—	34,000	249	(83)	—	—	166
Unrealized gain on available-for-sale securities	—	—	—	—	—	—	252	252
Net loss	—	—	—	—	—	(13,861)	—	(13,861)
Balance March 31, 2020	1,164,000	$140,263	68,961,395	$911,099	$56,803	$(986,932)	$(47,977)	$73,256
Accretion of accumulated dividends on Preferred Shares	—	2,995	—	—	—	(2,995)	—	—
Stock-based compensation	—	—	—	—	1,597	—	—	1,597
Certain fair value adjustments to liability stock option awards	—	—	—	—	(92)	—	—	(92)
Issuance of common shares pursuant to the Open Market Sales Agreement	—	—	2,291,184	5,045	—	—	—	5,045
Issuance of common shares pursuant to exercise of options	—	—	4,000	(78)	(8)	—	—	(86)
Unrealized gain on available-for-sale securities	—	—	—	—	—	—	(122)	(122)
Net loss	—	—	—	—	—	(14,087)	—	(14,087)
Balance June 30, 2020	1,164,000	$143,258	71,256,579	$916,066	$58,300	$(1,004,014)	$(48,099)	$65,511

See accompanying notes to the condensed consolidated financial statements.

ARBUTUS BIOPHARMA CORPORATION
Condensed Consolidated Statement of Stockholders’ Equity
(Unaudited)
(In thousands of U.S. Dollars, except share and per share amounts)

	Convertible Preferred Shares		Common Shares
	Number of Shares	Share Capital	Number of Shares	Share Capital	Additional Paid-In Capital	Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Balance December 31, 2018	1,164,000	126,136	55,518,800	$879,405	$48,084	$(805,221)	$(48,170)	$200,234
Accretion of accumulated dividends on Preferred Shares	—	2,715	—	—	—	(2,715)	—	—
Stock-based compensation	—	—	—	—	1,665	—	—	1,665
Certain fair value adjustments to liability stock option awards	—	—	—	—	47	—	—	47
Issuance of common shares pursuant to the Open Market Sales Agreement	—	—	614,401	2,248	—	—	—	2,248
Issuance of common shares pursuant to exercise of options	—	—	122,603	490	(202)	—	—	288
Currency translation adjustment	—	—	—	—	—	—	(22)	(22)
Net loss	—	—	—	—	—	(23,251)	—	(23,251)
Balance March 31, 2019	1,164,000	$128,851	56,255,804	$882,143	$49,594	$(831,187)	$(48,192)	$181,209
Accretion of accumulated dividends on Preferred Shares	—	2,762	—	—	—	(2,762)	—	—
Stock-based compensation	—	—	—	—	3,915	—	—	3,915
Certain fair value adjustments to liability stock option awards	—	—	—	—	230	—	—	230
Issuance of common shares pursuant to the Open Market Sales Agreement	—	—	593,689	2,477	—	—	—	2,477
Issuance of common shares pursuant to exercise of options	—	—	679	3	(1)	—	—	2
Currency translation adjustment	—	—	—	—	—	—	(52)	(52)
Net loss	—	—	—	—	—	(23,315)	—	(23,315)
Balance June 30, 2019	1,164,000	$131,613	56,850,172	$884,623	$53,738	$(857,264)	$(48,244)	$164,466

See accompanying notes to the condensed consolidated financial statements.

ARBUTUS BIOPHARMA CORPORATION
Condensed Consolidated Statements of Cash Flow
(Unaudited)
(In thousands of U.S. Dollars)

	Six Months Ended June 30,
	2020	2019
OPERATING ACTIVITIES
Net loss	$(27,948)	$(46,566)
Non-cash items:
Depreciation	1,001	1,014
Gain on sale of property and equipment	—	(11)
Stock-based compensation expense	3,042	5,306
Unrealized foreign exchange losses (gains)	56	(95)
Change in fair value of contingent consideration	228	255
Net equity investment loss	—	7,985
Non-cash royalty revenue	(1,345)	(518)
Non-cash interest expense	2,092	—
Net accretion and amortization of investments in marketable securities	40	—
Net change in operating items:
Accounts receivable	96	(100)
Prepaid expenses and other assets	33	759
Accounts payable and accrued liabilities	(1,398)	(2,637)
Other liabilities	(151)	423
Net cash used in operating activities	(24,254)	(34,185)
INVESTING ACTIVITIES
Purchase of investments	(25,912)	(484)
Disposition of investments	46,948	71,749
Proceeds from sale of property and equipment	—	11
Acquisition of property and equipment	(66)	(271)
Net cash provided by investing activities	20,970	71,005
FINANCING ACTIVITIES
Issuance of common shares pursuant to the Open Market Sale agreement	17,360	4,725
Issuance of common shares pursuant to exercise of options	80	290
Net cash provided by financing activities	17,440	5,015
Effect of foreign exchange rate changes on cash and cash equivalents	(56)	95
Increase in cash and cash equivalents	14,100	41,930
Cash and cash equivalents, beginning of period	31,799	36,942
Cash and cash equivalents, end of period	$45,899	$78,872

Supplemental cash flow information
Preferred shares dividends accrued	(5,973)	(5,477)
See accompanying notes to the condensed consolidated financial statements.

ARBUTUS BIOPHARMA CORPORATION

Notes to Condensed Consolidated Financial Statements
(Tabular amounts in thousands of U.S. Dollars, except share and per share amounts)

1.      Nature of business and future operations

Arbutus Biopharma Corporation (the “Company” or “Arbutus”) is a clinical-stage biopharmaceutical company primarily focused on developing a cure for people with chronic hepatitis B virus (“HBV”) infection. The Company is advancing multiple drug product candidates that may be combined into a potentially curative regimen for chronic HBV infection. Arbutus has also initiated a drug discovery and development effort for treating coronaviruses, including COVID-19.

The Company’s pipeline includes:

•AB-729, a subcutaneously-delivered RNA interference (“RNAi”) product candidate currently in a Phase 1a/1b clinical trial. Preliminary positive safety data in single-dose cohorts of healthy subjects and safety and efficacy data in the 60 mg and 180 mg single-dose cohorts in subjects with chronic HBV infection were reported in March 2020. Additional follow-on week 12 data for the 60 mg single-dose cohort were reported in May 2020. The Company is dosing two 60 mg multi-dose cohorts of subjects with chronic HBV infection with dosing intervals of every four and eight weeks, respectively. The Company is also dosing subjects in a 90 mg single-dose cohort and has initiated an additional AB-729 90 mg single-dose cohort in HBV positive subjects. Results from all of these cohorts are expected in the second half of 2020. Additionally, the Company intends to initiate two 90 mg multi-dose cohorts in the second half of 2020. As the Company awaits data from the 90 mg single-dose cohorts, the Company anticipates that the dose interval for the planned 90 mg multi-dose cohorts will be every eight and twelve weeks, respectively;
•AB-836, a next-generation capsid inhibitor product candidate currently advancing through IND-enabling studies, which the Company expects to be completed by the end of 2020; and
•other compounds early in the development process, including oral compounds that inhibit PD-L1 and next-generation oral HBV RNA destabilizers.

The Company’s research and development activities and commercialization of its products are dependent on its ability to successfully obtain adequate financing through a combination of financing activities and operations. The success of the Company is dependent on progressing its pipeline and subsequently obtaining the necessary regulatory approvals to bring its products to market and achieving profitable operations. It is not possible to predict either the outcome of the Company’s existing or future research and development programs or the Company’s ability to continue to fund these programs in the future, nor to predict whether it will be successful in obtaining the necessary regulatory approvals to bring its products to market.

COVID-19

In December 2019, an outbreak of a novel strain of coronavirus (COVID-19) was identified in Wuhan, China. This virus continues to spread globally, has been declared a pandemic by the World Health Organization and has spread to nearly every country in the world. The impact of this pandemic has been, and will likely continue to be, extensive in many aspects of society. The pandemic has resulted in and will likely continue to result in significant disruptions to businesses. A number of countries and other jurisdictions around the world have implemented extreme measures in an attempt to slow the spread of the virus.  These measures include the closing of businesses and requiring people to stay in their homes, the latter of which raises uncertainty regarding the ability to travel to hospitals in order to participate in clinical trials. Additional measures that have had, and will likely continue to have, a major impact on clinical development, at least in the near-term, include shortages and delays in the supply chain, and prohibitions in certain countries on enrolling subjects in new clinical trials.  Despite the challenges of COVID-19, we have not had to alter our objectives for 2020.  However, future disruptions related to the COVID-19 pandemic could negatively impact our plans and timelines, including enrolling and monitoring subjects in our clinical trials.

While Arbutus’ core mission is to find a cure for hepatitis B, the magnitude of the coronavirus pandemic is undeniable. Given the Company’s proven expertise in the discovery of new antiviral therapies, Arbutus feels compelled to work towards the discovery of a new treatment. To that end, the Company has assembled an internal team of expert scientists under the direction of Arbutus’ Chief Scientific Officer, Dr. Michael Sofia, to identify novel small molecule therapies to treat COVID-19 and future coronavirus outbreaks. Dr. Sofia, who was awarded the Lasker-DeBakey Award for his discovery of sofosbuvir, brings extensive antiviral drug discovery experience to this new program. The Company has also recently joined forces with the COVID R&D consortium to further support and expedite efforts to address the SARS-CoV-2 pandemic and any future coronavirus outbreaks. At this time, Arbutus’ COVID-19 research program will focus on the discovery and development of new molecular entities that address specific viral targets including the nsp12 viral polymerase and the viral protease. These targets are essential viral proteins which Arbutus has experience in targeting. The establishment of the COVID-19 effort does not materially impact the Company’s cash guidance for 2020 of $54 million to $58 million.

2.      Significant accounting policies

Basis of presentation

These unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial statements and accordingly, do not include all disclosures required for annual financial statements. These statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the year ended December 31, 2019 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 (the “2019 Form 10-K”). These unaudited condensed consolidated financial statements reflect, in the opinion of management, all adjustments and reclassifications necessary to fairly present the Company’s financial position as of June 30, 2020, the Company’s results of operations for the three and six months ended June 30, 2020 and the Company’s cash flows for the six months ended June 30, 2020. The results of operations for the three and six months ended June 30, 2020 are not necessarily indicative of the results for the full year. These unaudited condensed consolidated financial statements follow the same significant accounting policies as those described in the notes to the audited consolidated financial statements of the Company for the year ended December 31, 2019, except as described below under Recent Accounting Pronouncements.

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

Net loss attributable to common shareholders per share is calculated based on the weighted average number of common shares outstanding. The calculation of diluted net loss attributable to common shareholders per share does not differ from the calculation of basic net loss attributable to common shareholders per share, as the effect of the Company’s dilutive potential common shares was anti-dilutive. During the six months ended June 30, 2020 and 2019, potential common shares of 31.3 million and 27.5 million, respectively, consisting of the “if-converted” number of Preferred Shares and outstanding stock options, were excluded from the calculation of diluted net loss per common share because their inclusion would be anti-dilutive.

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

To determine the fair value, the Company uses the fair value hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are inputs market participants would use to value an asset or liability and are developed based on market data obtained from independent sources. Unobservable inputs are inputs based on assumptions about the factors market participants would use to value an asset or liability. The three levels of inputs that may be used to measure fair value are as follows:

•Level 1 inputs are quoted market prices for identical instruments available in active markets.
•Level 2 inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability either directly or indirectly. If the asset or liability has a contractual term, the input must be observable for substantially the full term. An example includes quoted market prices for similar assets or liabilities in active markets.
•Level 3 inputs are unobservable inputs for the asset or liability and will reflect management’s assumptions about market assumptions that would be used to price the asset or liability.

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

To determine the fair value of the contingent consideration (note 8), the Company uses a probability weighted assessment of the likelihood the milestones would be met and the estimated timing of such payments, and then the potential contingent payments were discounted to their present value using a probability adjusted discount rate that reflects the early stage nature of the development program, time to complete the program development, and overall biotech indices. The Company determined the fair value of the contingent consideration was $3.2 million as of June 30, 2020 and the increase of $0.2 million has been recorded as a component of total operating expenses in the statement of operations and comprehensive loss for the six months ended June 30, 2020. The assumptions used in the discounted cash flow model are level 3 inputs as defined above. The Company assessed the sensitivity of the fair value measurement to changes in these unobservable inputs, and determined that changes within a reasonable range would not result in a materially different assessment of fair value.

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis, and indicates the fair value hierarchy of the valuation techniques used to determine such fair value:

	Level 1	Level 2	Level 3	Total
As of June 30, 2020	(in thousands)
Assets
Cash and cash equivalents	$45,899	$—	$—	$45,899
Short-term investments	36,489	—	—	36,489
Long-term investments	1,600	—	—	1,600
Total	83,988	—	—	83,988
Liabilities
Liability-classified options	—	—	150	150
Contingent consideration	—	—	3,181	3,181
Total	$—	$—	$3,331	$3,331

	Level 1	Level 2	Level 3	Total
As of December 31, 2019	(in thousands)
Assets
Cash and cash equivalents	$31,799	$—	$—	$31,799
Short-term investments	59,035	—	—	59,035
Total	90,834	—	—	90,834
Liabilities
Liability-classified stock option awards	—	—	253	253
Contingent consideration	—	—	2,953	2,953
Total	$—	$—	$3,206	$3,206

The following table presents the changes in fair value of the Company’s liability-classified stock option awards:

	Liability at beginning of the period	Fair value of liability-classified options exercised in the period	Increase (decrease) in fair value of liability	Liability at end of the period
	(in thousands)
Six Months Ended June 30, 2020	$253	$—	$(103)	$150
Six Months Ended June 30, 2019	$479	$—	$(338)	$141

The following table presents the changes in fair value of the Company’s contingent consideration:

	Liability at beginning of the period	Increase (decrease) in fair value of liability	Liability at end of the period
	(in thousands)
Six Months Ended June 30, 2020	$2,953	$228	$3,181
Six Months Ended June 30, 2019	$3,126	$255	$3,381

4. Investments in marketable securities

Investments in marketable securities consisted of the following:

	Amortized Cost	Gross Unrealized Gain(1)	Gross Unrealized Loss(1)	Fair Value
As of June 30, 2020	(in thousands)
Cash equivalents
Money market fund	28,606	$—	$—	28,606
US government agency bonds	—	—	—	—
US treasury bills	—	—	—	—
Total	$28,606	$—	$—	$28,606
Investments in marketable securities
US government agency bonds	$15,357	$52	$—	$15,409
US treasury bills	4,494	6	—	4,500
US government bonds	18,108	72	—	18,180
Total	$37,959	$130	$—	$38,089

(1) Gross unrealized gain (loss) is pre-tax and is reported in other comprehensive loss.

	Amortized Cost	Gross Unrealized Gain(1)	Gross Unrealized Loss(1)	Fair Value
As of December 31, 2019	(in thousands)
Cash equivalents
Money market fund	$4,106	$—	$—	$4,106
US government agency bonds	1,511	—	—	1,511
US treasury bills	1,499	—	—	1,499
Total	$7,116	$—	$—	$7,116
Investments in marketable securities
US government agency bonds	$19,863	$2	$(1)	$19,864
US treasury bills	15,926	2	(1)	15,927
US government bonds	23,246	—	(2)	23,244
Total	$59,035	$4	$(4)	$59,035

(1) Gross unrealized gain (loss) is pre-tax and is reported in other comprehensive loss.

The contractual term to maturity of the $36.5 million of short-term marketable securities held by the Company as of June 30, 2020 is less than one year. As of June 30, 2020, the Company held $1.6 million of long-term marketable securities with contractual maturities of more than one year, but less than five years. As of December 31, 2019, the Company’s $59.0 million of marketable securities had contractual maturities of less than one year.

There were no realized gains or losses for the three and six months ended June 30, 2020 or 2019.

5.      Equity method investment

In April 2018, Arbutus entered into an agreement with Roivant Sciences Ltd. (“Roivant”), its largest shareholder, to launch Genevant Sciences Ltd. (“Genevant”), a company focused on the discovery, development, and commercialization of a broad range of RNA-based therapeutics enabled by Arbutus’ lipid nanoparticle (“LNP”) and ligand conjugate delivery technologies. Arbutus licensed exclusive rights to its LNP and ligand conjugate delivery platforms to Genevant for RNA-based applications outside of HBV, except to the extent certain rights had already been licensed to other third parties. Arbutus retained all rights to its LNP and conjugate delivery platforms for HBV. Arbutus is entitled to receive tiered low single-digit royalties on future sales of Genevant products covered by the licensed patents. If Genevant sub-licenses the intellectual property licensed by Arbutus to Genevant, Arbutus would receive upon the commercialization of a product developed by such sub-licensee the lesser of (i) twenty percent of the revenue received by Genevant for such sublicensing and (ii) tiered low single-digit royalties on product sales by the sublicensee. As of June 30, 2020, the carrying value of Arbutus’ investment in Genevant was zero and Arbutus owned approximately 40% of the common equity of Genevant.

On July 23, 2020, the United States Patent and Trademark Office before the Patent Trial and Appeal Board ("PTAB") announced their decision in Moderna Therapeutics, Inc.'s challenge of the validity of U.S. Patent 8,058,069 ("the '069 Patent"). In this decision, the PTAB determined no challenged claims were unpatentable. While Arbutus is the patent holder, this patent has been licensed to Genevant. The '069 Patent was included in this license agreement between Genevant and Arbutus. Arbutus is gratified by the recent decision of the Patent Trademark and Appeals Board, upholding the validity of one of the patents protecting its LNP technology that was licensed to Genevant. This decision reinforces Arbutus’ continuing belief in the potential of this technology.

On July 31, 2020, Roivant recapitalized Genevant through an equity investment and conversion of previously issued convertible debt securities held by Roivant. Arbutus participated in the recapitalization of Genevant with an equity investment of $2.5 million. Following the recapitalization, Arbutus owns approximately 16% of the common equity of Genevant. In connection with the recapitalization, the three parties entered into an Amended and Restated Shareholders Agreement that provides Roivant with substantial control of Genevant. Arbutus has a non-voting observer seat on Genevant’s Board of Directors. Arbutus’ entitlement to receive future royalties or sublicensing revenue from Genevant was not impacted by the recapitalization.

6.      Accounts payable and accrued liabilities

Accounts payable and accrued liabilities are comprised of the following:

	June 30, 2020	December 31, 2019
	(in thousands)
Trade accounts payable	$1,182	$2,398
Research and development accruals	2,732	1,433
Professional fee accruals	304	809
Payroll accruals	1,589	2,314
Site consolidation accrual	—	137
Other accrued liabilities	6	144
Total accounts payable and accrued liabilities	$5,813	$7,235

7. Sale of future royalties
On July 2, 2019, the Company entered into a Purchase and Sale Agreement (the “Agreement”) with the Ontario Municipal Employees Retirement System (or “OMERS”), pursuant to which the Company sold to OMERS part of its royalty interest on future global net sales of ONPATTRO® (Patisiran) (“ONPATTRO”), an RNAi therapeutic currently being sold by Alnylam Pharmaceuticals, Inc. (“Alnylam”).

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

The $30 million in royalties to be collected by OMERS is accounted for as a liability, with the difference between the liability and the gross proceeds received accounted for as a discount. The discount, as well as $1.5 million of transaction costs, will be amortized as interest expense based on the projected balance of the liability as of the beginning of each period. Over the course of the Agreement, the actual interest rate will be affected by the amount and timing of royalty revenue recognized and changes in the timing of forecasted royalty revenue. On a quarterly basis, the Company will reassess the expected timing of the royalty revenue, recalculate the amortization and effective interest rate and adjust the accounting prospectively as needed. As of June 30, 2020, the effective annual interest rate was approximately 22%.

The Company will recognize non-cash royalty revenue related to the sales of ONPATTRO during the term of the Agreement. As royalties are remitted to OMERS from Alnylam, the balance of the recognized liability will be effectively repaid over the life of the Agreement. From the inception of the royalty sale through June 30, 2020, the Company has recorded an aggregate of $3.0 million of non-cash royalty revenue for royalties earned by OMERS. There are a number of factors that could materially affect the amount and timing of royalty payments from Alnylam, none of which are within the Company’s control.

During the three and six months ended June 30, 2020, the Company recognized non-cash royalty revenue of $0.7 million and $1.3 million, respectively, and $1.1 million and $2.1 million of related non-cash interest expense, respectively.

The table below shows the activity related to the net liability for 2020:

Six Months Ended June 30, 2020
(in thousands)
Net liability related to sale of future royalties - beginning balance	$18,992
Non-cash royalty revenue	(1,345)
Non-cash interest expense	2,092
Net liability related to sale of future royalties - ending balance	$19,739

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

8.      Contingencies and commitments

Product development partnership with the Canadian Government

The Company entered into a Technology Partnerships Canada (“TPC”) agreement with the Canadian Federal Government on November 12, 1999.  Under this agreement, TPC agreed to fund 27% of the costs incurred by the Company, prior to March 31, 2004, in the development of certain oligonucleotide product candidates up to a maximum contribution from TPC of $7.2 million (C$9.3 million).  The Company received a cumulative contribution of $2.7 million (C$3.7 million).  In return for the funding provided by TPC, the Company agreed to pay royalties on the share of future licensing and product revenue, if any, that is received by the Company on certain non-RNAi oligonucleotide product candidates covered by the funding under the agreement.  These royalties are payable until a certain cumulative payment amount is achieved or until a pre-specified date.  In addition, until a cumulative amount equal to the funding actually received under the agreement has been paid to TPC, the Company agreed to pay 2.5% royalties on any royalties the Company receives on sales of Acrotech Biopharma LLC’s Marqibo® (formerly Spectrum Pharmaceuticals, Inc.). For the six months ended June 30, 2020 and 2019, the Company earned royalties on Marqibo sales in the amounts of $0.1 million and $0.1 million, respectively. The resulting royalties payable by the Company to TPC were not material in either period. The cumulative amount paid or accrued up to June 30, 2020 was less than $0.1 million, resulting in the contingent amount due to TPC being $2.7 million (C$3.7 million).

Arbitration with the University of British Columbia

Certain early work on lipid nanoparticle delivery systems and related inventions was undertaken at the University of British Columbia (“UBC”), as well as by us that was subsequently assigned to UBC. These inventions are licensed to the Company by UBC under a license agreement, initially entered into in 1998 and amended in 2001, 2006 and 2007. The Company has granted sublicenses under the UBC license to certain third parties, including Alnylam.  In November 2014, UBC filed a demand for arbitration against the Company and in January 2015, filed a Statement of Claim, which alleged entitlement to $3.5 million in allegedly unpaid royalties based on publicly available information, and an unspecified amount based on non-public information. UBC also sought interest and costs, including legal fees. The Company filed its Statement of Defense to UBC’s Statement of Claims, as well as a Counterclaim involving a patent application that the Company alleged UBC wrongly licensed to a third party. The proceedings were divided into three phases, with the first hearing taking place in June 2017. In the first phase, the arbitrator determined which agreements are sublicense agreements within UBC’s claim. Also in the first phase, UBC updated its alleged entitlement from $3.5 million originally claimed to seek $10.9 million in alleged unpaid royalties, plus interest arising from payments as early as 2008. The arbitrator also held in the first phase of the arbitration that the patent application that is the subject of the Counterclaim was not required to be licensed to the Company. The second phase of the arbitration took place in the second quarter of 2019. In August 2019, the arbitrator issued his decision for the second phase of the arbitration, awarding UBC $5.9 million, which includes interest of approximately $2.6 million. The Company paid the $5.9 million award to UBC in September 2019. The arbitrator also held that the third phase of the arbitration, which would address patent validity, should the Company choose to pursue a third phase, would not provide a defense to the award. An award for costs and attorneys’ fees is still to be determined. The Company has accrued $0.4 million for an estimate of a potential award for costs and attorneys’ fees as of June 30, 2020.

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

The contingent consideration for this acquisition is a financial liability, which is measured at its fair value at each reporting period, with any changes in fair value from the previous reporting period recorded in the statements of operations and comprehensive loss (see note 3). The fair value of the contingent consideration was $3.2 million as of June 30, 2020.

9.      Collaborations, contracts and licensing agreements

Revenue contracts are described in detail in the Overview section of Part II, Item 8, “Financial Statements and Supplementary Data” in the Company’s 2019 Form 10-K.

Alnylam Pharmaceuticals, Inc. and Acuitas Therapeutics, Inc.

The Company has two royalty entitlements to Alnylam’s global net sales of ONPATTRO.

In 2012, the Company entered into a license agreement with Alnylam that entitles Alnylam to develop and commercialize certain identified products with the Company’s LNP technology.  During the third quarter of 2018, Alnylam’s ONPATTRO, which utilizes the Company’s LNP technology, was approved by the U.S. Food and Drug Administration (“FDA”) and the European Medicines Agency. The Company is entitled to tiered low to mid single-digit royalty payments on global net sales of ONPATTRO. In July 2019, the Company sold this portion of its royalty entitlement for Alnylam’s ONPATTRO to OMERS. The Company recognizes non-cash royalty revenue for royalties on global net sales of ONPATTRO collected by OMERS. See note 7 for further details.

The Company also has rights to a second royalty interest on global net sales of ONPATTRO originating from a settlement agreement and subsequent license agreement with Acuitas Therapeutics, Inc. (“Acuitas”).  This royalty entitlement from Acuitas has been retained by us and was not part of the royalty entitlement sale to OMERS.

Revenues are summarized in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(in thousands)		(in thousands)
Revenue from collaborations and licenses
Acuitas Therapeutics, Inc.	$761	$288	$1,514	$645
Other milestone and royalty payments	63	110	146	169
Non-cash royalty revenue
Alnylam Pharmaceuticals, Inc.	690	255	1,345	518
Total revenue	$1,514	$653	$3,005	1,332

10. Stockholders’ equity

Open Market Sales Agreement

In December 2018, the Company entered into an Open Market Sale Agreement with Jefferies LLC (“Jefferies”) (the “Sale Agreement”), under which it could issue and sell common shares, from time to time, for an aggregate sales price of up to $50.0 million. For the three and six months ended June 30, 2019, the Company issued 593,689 and 1,208,090 common shares pursuant to the Sale Agreement resulting in net proceeds of approximately $2.5 million and $5.2 million, respectively.

In December 2019, the Company entered into an amendment to the Sale Agreement with Jefferies (the “Amended Sale Agreement”) in connection with the filing of a new shelf registration statement on Form S-3 (File No. 333-235674), filed with the SEC on December 23, 2019 (the “New Shelf Registration Statement”). The amendment revised the original Sale Agreement to reflect that the Company may sell its common shares, without par value, from time to time, for an aggregate sales price of up to $50.0 million, under the New Shelf Registration Statement. During the three and six months ended June 30, 2020, the Company issued 2,291,184 and 6,438,265 common shares pursuant to the Sale Agreement and the Amended Sale Agreement, resulting in net proceeds of approximately $5.0 million and $17.4 million, respectively. During July 2020, Arbutus fully utilized the remaining availability under the Amended Sale Agreement resulting in an additional $36.5 million of net proceeds from the issuance of 9,548,780 common shares.

Stock-based compensation

The table below summarizes information about the Company’s stock based compensation for the three and six months ended June 30, 2020 and 2019 and the expense recognized in the condensed consolidated statements of operations:

	Three Months Ended June 30, 2020	Three Months Ended June 30, 2019	Six Months Ended June 30, 2020	Six Months Ended June 30, 2019
	(in thousands, except share and per share data)
Options granted during period	566,513	1,171,100	2,667,550	2,775,600
Weighted average exercise price	$3.00	$2.21	$3.27	3.57

Research and development	$681	$817	$1,533	1,544
General and administrative	916	2,967	1,509	3,762
Total stock compensation expense	$1,597	$3,784	$3,042	5,306

Series A Preferred Shares

In October 2017, the Company entered into a subscription agreement with Roivant for the sale of 1,164,000 Preferred Shares for gross proceeds of $116.4 million. These Preferred Shares are non-voting and accrue an 8.75% per annum coupon in the form of additional Preferred Shares, compounded annually, until October 16, 2021, at which time all the Preferred Shares will be subject to mandatory conversion into common shares (subject to limited exceptions in the event of certain fundamental corporate transactions relating to Arbutus’s capital structure or assets, which would permit earlier conversion at Roivant’s option). The conversion price is $7.13 per share, which will result in the Preferred Shares being converted into approximately 23 million common shares. After conversion of the Preferred Shares into common shares, based on the number of common shares outstanding as of June 30, 2020, Roivant will hold approximately 41% of the Company’s common shares. Roivant agreed to a four year lock-up period for this investment and its existing holdings in the Company. Roivant also agreed to a four year standstill whereby Roivant will not acquire greater than 49.99% of the Company’s common shares or securities convertible into common shares. The initial investment of $50.0 million closed in October 2017, and the remaining amount of $66.4 million closed in January 2018 following regulatory and shareholder approvals.

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

11.      Related Party Transactions

Through the first quarter of 2019, the Company purchased certain research and development services from Genevant. These services were billed at agreed hourly rates and were reflective of market rates for such services.  The total cost of these services during 2019 was less than $0.1 million, which was included in the Condensed Consolidated Statement of Operations under research and development. There were no such costs incurred during 2020.

Conversely, Genevant purchased certain administrative and transitional services from the Company totaling $19.3 thousand and $38.5 thousand for the three and six months ended June 30, 2020, respectively. The total income from these services was $73 thousand and $189 thousand for the three and six months ended June 30, 2019, which were netted against research and development expenses in the condensed consolidated statements of operations.

In addition, during 2019 Genevant had a sublease for 17,900 square feet in the Company’s Burnaby facility. Sublease income from Genevant was $62 thousand and $124 thousand for the three and six months ended June 30, 2019, and was netted against site consolidation costs and lease liability. The Company’s Burnaby facility lease and the corresponding sublease to Genevant expired on July 31, 2019.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following discussion and analysis by our management of our financial position and results of operations in conjunction with our audited consolidated financial statements and related notes thereto included as part of our Annual Report on Form 10-K for the year ended December 31, 2019 and our unaudited condensed consolidated financial statements for the three and six months ended June 30, 2020. Our consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles and are presented in U.S. dollars.

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Form 10-Q contains “forward-looking statements” or “forward-looking information” within the meaning of applicable United States and Canadian securities laws (we collectively refer to these items as “forward-looking statements”). Forward-looking statements are generally identifiable by use of the words “believes,” “may,” “plans,” “will,” “anticipates,” “intends,” “budgets,” “could,” “estimates,” “expects,” “forecasts,” “projects” and similar expressions that are not based on historical fact or that are predictions of or indicate future events and trends, and the negative of such expressions. Forward-looking statements in this Form 10-Q, including the documents incorporated by reference, include statements about, among other things:

•our strategy, future operations, pre-clinical research, pre-clinical studies, clinical trials, prospects and the plans of management;
•the potential impact of the COVID-19 pandemic on our business;
•our expectations regarding the technology that we licensed to Genevant Sciences Lt. (“Genevant”);
•the discovery, development and commercialization of a curative combination regimen for chronic hepatitis B infection, a disease of the liver caused by the hepatitis B virus (“HBV”);
•our beliefs and development path and strategy to achieve a curative combination regimen for HBV;
•obtaining necessary regulatory approvals;
•obtaining adequate financing through a combination of financing activities and operations;
•using the results from our HBV studies to adaptively design additional clinical trials to test the efficacy of the combination therapy and the duration of the result in patients;
•the expected timing of and amount for payments related to the Enantigen Therapeutics, Inc.’s transaction and its programs;
•the potential of our drug candidates to improve upon the standard of care and contribute to a curative combination treatment regimen;
•the potential benefits of the reversion of the Ontario Municipal Employees Retirement System (“OMERS”) royalty monetization transaction for our ONPATTRO® (Patisiran) (“ONPATTRO”) royalty interest;
•developing a suite of products that intervene at different points in the viral life cycle, with the potential to reactivate the host immune system;
•using pre-clinical results to adaptively design clinical trials for additional cohorts of patients, testing the combination and the duration of therapy;
•selecting combination therapy regimens and treatment durations to conduct Phase 3 clinical trials intended to ultimately support regulatory filings for marketing approval;
•expanding our HBV drug candidate pipeline through internal development, acquisitions and in-licenses;
•our expectation for AB-729 for preliminary results from a single-dose 90 mg cohort and multi-dose 60 mg cohorts in our Phase 1a/1b trial to be available in the second half of 2020;
•our expectation for AB-729 for preliminary results from a 90 mg single-dose cohort in HBV DNA positive subjects to be available in the second half of 2020;
•our expectation that AB-729 could be combined with our lead capsid inhibitor candidate, AB-836, and approved NAs, in our first combination therapy for HBV patients;
•our expectations regarding the dose interval for the planned AB-729 90 mg multi-dose cohorts;
•the potential for an oral HBsAg-reducing agent and potential all-oral combination therapy;
•our objective to complete IND/CTA-enabling studies for AB-836 by the end of 2020;

•the potential for AB-836 to be low-dose regimen with a wide therapeutic window and to address known capsid resistant variants T33N and 1105T;
•the potential for AB-836 to have increased potency and an enhanced resistance profile, compared to our previous capsid inhibitor candidate, AB-506;
•the potential for AB-836 to be once-daily dosing;
•our expectation to pursue development of a next generation oral HBV RNA-destabilizer;
•our expectations regarding our ability to develop a potential COVID-19 therapy;
•payments from our license agreement with Gritstone Oncology, Inc.;
•the expected return from strategic alliances, licensing agreements, and research collaborations;
•statements with respect to revenue and expense fluctuation and guidance;
•having sufficient cash resources to fund our operations through mid-2022; and
•obtaining funding to maintain and advance our business from a variety of sources including public or private equity or debt financing, collaborative arrangements with pharmaceutical companies, other non-dilutive commercial arrangements and government grants and contracts;
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

OVERVIEW

Arbutus is a clinical-stage biopharmaceutical company primarily focused on developing a cure for people with chronic hepatitis B virus (“HBV”) infection. We are advancing multiple drug product candidates that may be combined into a potentially curative regimen for chronic HBV infection. Arbutus has also initiated a drug discovery and development effort for treating coronaviruses, including COVID-19.

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

Our focus is on developing new HBV treatment regimens with finite treatment durations and higher cure rates. We define a cure as a functional cure where HBV DNA replication and hepatitis B surface antigen (“HBsAg”) expression are reduced to undetectable levels and this level of expression is sustained six months after a finite duration of therapy. Our HBV product pipeline includes RNA interference (“RNAi”) therapeutics, oral capsid inhibitors, oral compounds that inhibit PD-L1 and oral HBV RNA destabilizers. We believe a combination of these product candidates could lead to a curative treatment regimen with a finite duration for patients with chronic HBV infection.

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

Strategy

Our business strategy is to develop a curative combination regimen for patients with chronic HBV infection. We believe this can best be achieved by:

•developing a broad portfolio of proprietary therapeutic assets that target multiple elements of the HBV viral lifecycle, most importantly suppressing HBV replication and HBsAg expression;
•developing compounds that reawaken the host immune response;
•identifying a combination of therapeutic assets with complementary mechanisms of action that can deliver higher cure rates with a finite treatment duration; and
•advancing a curative combination regimen through clinical development, regulatory approval and commercial launch.

Additionally, we have initiated an internal research program to identify new small molecule antiviral medicines to treat COVID-19 and future coronavirus outbreaks.

Our product candidates are first evaluated in Phase 1 clinical trials as a monotherapy or in combination with other currently-marketed therapies to assess patient safety and antiviral activity. We are currently conducting a Phase 1a/1b clinical trial and performing pre-clinical and investigational new drug (“IND”)-enabling studies for our HBV product candidates. Results from our Phase 1 clinical trials and other studies will inform the design of future Phase 2 and Phase 3 clinical trials that will evaluate a combination of our therapeutic agents in a potentially curative combination regimen.

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

The ongoing first-in-human clinical trial of AB-729 consists of three parts:
•In Part 1, three cohorts of healthy subjects were randomized 4:2 to receive single doses (60 mg, 180 mg or 360 mg) of AB-729 or placebo.
•In Part 2, non-cirrhotic, HBeAg positive or negative, chronic hepatitis B subjects (n=6) currently taking nucleos(t)ide antiviral therapy with HBV DNA below the limit of quantitation received single doses (60 mg, 90 mg or 180 mg) of AB-729. All subjects continued their nucleos(t)ide antiviral therapy throughout the trial. Part 2 will also include dosing of AB-729 in HBV DNA positive chronic hepatitis B subjects.
•In Part 3, chronic hepatitis B subjects, HBV DNA negative first and HBV DNA positive later, will receive multiple doses of AB-729 for up to six months at four and eight week dosing intervals.

In March 2020, we announced positive preliminary results in the three cohorts of healthy subjects, all of whom received a single subcutaneous injection of AB-729 with no serious adverse events (“SAEs”) observed and most adverse events (“AEs”) were mild and considered unrelated to AB-729. Two subjects in the 360 mg cohort had asymptomatic, reversible Grade 3 ALT elevations assessed as related to AB-729. Neither subject had meaningful changes in any other laboratory parameter excepting Grade 1 or 2 AST elevation. There were no other clinically relevant abnormalities in laboratory tests, ECGs, or vital signs.

In March 2020, we also announced positive preliminary results in two cohorts (60 mg and 180 mg dose groups) of chronic hepatitis B subjects and, in May 2020, we announced additional Week 12 follow-up data on the 60 mg cohort. All chronic hepatitis B subjects were on nucleos(t)ide antiviral therapy and received a single subcutaneous injection of AB-729.

Mean HBsAg changes from baseline:

	60 mg Single-Dose Cohort (N=6)	180 mg Single-Dose Cohort (N=4)
Day 29 mean log10 IU/mL (Standard Error of the Mean)	-0.24 (0.13)	-0.8 (0.38)
Week 12 (day 84) mean log10 IU/mL (Standard Error of the Mean)	-0.99 (0.24)	-0.98 (0.22)

The Week 12 mean log10 (SE) HBsAg decline for the 60 mg single-dose cohort was equivalent to the 180 mg single-dose cohort. AB-729 dosed at either 60 mg or 180 mg in chronic hepatitis B subjects was generally safe and well tolerated and there were no SAEs.  Most AEs were mild (13/15) and considered unrelated (12/15) to AB-729. One subject receiving the 180 mg dose who experienced the highest HBsAg decline also experienced a Grade 3 ALT/AST flare. Notably, this subject experienced an unrelated gastroenteritis and self-medicated.

We are dosing two 60 mg multi-dose cohorts of subjects with chronic HBV infection with dosing intervals of every four and eight weeks, respectively. We are also dosing subjects in a 90 mg single-dose cohort and we have initiated an additional AB-729 90 mg single-dose cohort in HBV positive subjects. Results from all of these cohorts are expected in the second half of 2020. Additionally, we intend to initiate two 90 mg multi-dose cohorts in the second half of 2020. As we await data from the 90 mg single-dose cohorts, we anticipate that the dose interval for the planned 90 mg multi-dose cohorts will be every eight and twelve weeks, respectively. While we have been able to progress with our clinical and pre-clinical activities to date, it is not possible to predict if the COVID-19 pandemic will negatively impact our plans and timelines, including enrolling and monitoring subjects in the trial.

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

Capsid Inhibitors (AB-836)

HBV core protein assembles into a capsid structure, which is required for viral replication. The current commercially available therapies (NAs or Peg-IFN) significantly reduce HBV DNA levels in the serum, but HBV replication continues in the liver, thereby enabling HBV infection to persist. More effective therapies for patients require new agents which will further block viral replication. We are developing capsid inhibitors (also known as core protein inhibitors) as oral therapeutics which, in combination with NAs, could further reduce HBV replication. By inhibiting assembly of functional viral capsids, the ability of HBV to replicate is impaired. Capsid inhibitor molecules also inhibit the uncoating step of the viral life cycle and thus reduce the formation of cccDNA, the viral reservoir which resides in the cell nucleus, and which is believed to play a role in viral persistence.

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

Immune Reawakening

We are in lead optimization with oral compounds which are potentially capable of reawakening patients’ HBV-specific immune response by inhibiting PD-L1. These compounds complement our pipeline of agents and could potentially be an important part of a combination therapy for the treatment of HBV.

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

While our core mission is to find a cure for hepatitis B, the magnitude of the coronavirus pandemic is undeniable. Given our proven expertise in the discovery of new antiviral therapies, we feel compelled to work towards the discovery of a new treatment. To that end, we have assembled an internal team of expert scientists under the direction of our Chief Scientific Officer, Dr. Michael Sofia, to identify novel small molecule therapies to treat COVID-19 and future coronavirus outbreaks. Dr. Sofia, who was awarded the Lasker-DeBakey Award for his discovery of sofosbuvir, brings extensive antiviral drug discovery experience to this new program. We have also recently joined forces with the COVID R&D consortium to further support and expedite efforts to address the SARS-CoV-2 pandemic and any future coronavirus outbreaks. At this time, our COVID-19 research program will focus on the discovery and development of new molecular entities that address specific viral targets including the nsp12 viral polymerase and the viral protease. These targets are essential viral proteins which we have experience in targeting. We are actively screening multiple new oral molecular entities. The establishment of the COVID-19 effort does not materially impact our cash guidance for 2020 of $54 million to $58 million.

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

Genevant Sciences, Ltd.

In April 2018, we entered into an agreement with Roivant Sciences Ltd. (“Roivant”), our largest shareholder, to launch Genevant, a company focused on the discovery, development, and commercialization of a broad range of RNA-based therapeutics enabled by Arbutus’ lipid nanoparticle (“LNP”) and ligand conjugate delivery technologies. We licensed exclusive rights to our LNP and ligand conjugate delivery platforms to Genevant for RNA-based applications outside of HBV, except to the extent certain rights had already been licensed to other third parties. We retained all rights to our LNP and conjugate delivery platforms for HBV. We are entitled to receive tiered low single-digit royalties on future sales of Genevant products covered by the licensed patents. If Genevant sub-licenses the intellectual property licensed by us to Genevant, we would receive upon the commercialization of a product developed by such sub-licensee the lesser of (i) twenty percent of the revenue received by Genevant for such sublicensing and (ii) tiered low single-digit royalties on product sales by the sublicensee. As of June 30, 2020, the carrying value of our investment in Genevant was zero and we owned approximately 40% of the common equity of Genevant.

On July 23, 2020, the United States Patent and Trademark Office before the Patent Trial and Appeal Board ("PTAB") announced their decision in Moderna Therapeutics, Inc.'s challenge of the validity of U.S. Patent 8,058,069 ("the '069 Patent"). In this decision, the PTAB determined no challenged claims were unpatentable. While Arbutus is the patent holder, this patent has been licensed to Genevant. The '069 Patent was included in this license agreement between Genevant and Arbutus. We are gratified by the recent decision of the PTAB, upholding the validity of one of the patents protecting our LNP technology that we have licensed to Genevant. This decision reinforces our continuing belief in the potential of this technology.

On July 31, 2020, Roivant recapitalized Genevant through an equity investment and conversion of previously issued convertible debt securities held by Roivant. We participated in the recapitalization of Genevant with an equity investment of $2.5 million. Following the recapitalization, we own approximately 16% of the common equity of Genevant. In connection with the recapitalization, the three parties entered into an Amended and Restated Shareholders Agreement that provides Roivant with substantial control of Genevant. We have a non-voting observer seat on Genevant’s Board of Directors. Our entitlement to receive future royalties or sublicensing revenue from Genevant was not impacted by the recapitalization.

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

RESULTS OF OPERATIONS
The following summarizes the results of our operations for the periods shown:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(in thousands)
Total revenue	$1,514	$653	$3,005	$1,332
Operating expenses	14,655	21,298	29,293	41,173
Loss from operations	(13,141)	(20,645)	(26,288)	(39,841)
Other income (loss)	(946)	(2,670)	(1,660)	(6,725)
Net loss	$(14,087)	$(23,315)	$(27,948)	$(46,566)
Dividend accretion of convertible preferred shares	(2,995)	(2,762)	(5,973)	(5,477)
Net loss attributable to common shares	$(17,082)	$(26,077)	$(33,921)	$(52,043)

Revenue

Revenues are summarized in the following tables:

	Three Months Ended June 30,
	2020	% of Total	2019	% of Total
	(in thousands, except percentages)
Revenue from collaborations and licenses
Acuitas Therapeutics, Inc.	$761	50%	$288	44%
Other milestone and royalty payments	63	4%	110	17%
Non-cash royalty revenue
Alnylam Pharmaceuticals, Inc.	690	46%	255	39%
Total revenue	$1,514	100%	$653	100%

	Six Months Ended June 30,
	2020	% of Total	2019	% of Total
	(in thousands, except percentages)
Revenue from collaborations and licenses
Acuitas Therapeutics, Inc.	$1,514	50%	$645	48%
Other milestone and royalty payments	146	5%	169	13%
Non-cash royalty revenue
Alnylam Pharmaceuticals, Inc.	1,345	45%	518	39%
Total revenue	$3,005	100%	$1,332	100%

Revenue contracts are addressed in detail in the Overview section of Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2019 Form 10-K.

Revenue increased $0.9 million and $1.7 million for the three and six months ended June 30, 2020, respectively, as compared to the same periods in 2019, due primarily to an increase in royalties from the growth of Alnylam’s sales of ONPATTRO.

Operating expenses

Operating expenses are summarized in the following tables:

	Three Months Ended June 30,
	2020	% of Total	2019	% of Total
	(in thousands, except percentages)
Research and development	$10,465	71%	$12,740	60%
General and administrative	3,566	24%	8,189	38%
Depreciation	501	3%	505	2%
Change in fair value of contingent consideration	116	1%	130	1%
Site consolidation	7	—%	(266)	(1)%
Total operating expenses	$14,655	100%	$21,298	100%

	Six Months Ended June 30,
	2020	% of Total	2019	% of Total
	(in thousands, except percentages)
Research and development	$20,881	71%	$27,452	67%
General and administrative	7,119	24%	12,601	31%
Depreciation	1,001	3%	1,014	2%
Change in fair value of contingent consideration	228	1%	255	1%
Site consolidation	64	—%	(149)	—%
Total operating expenses	$29,293	100%	$41,173	100%

Research and development

Research and development expenses consist primarily of clinical and pre-clinical trial expenses, personnel expenses, consulting and third party expenses, consumables and materials, as well as a portion of stock-based compensation and general overhead costs.

Research and development expenses decreased $2.3 million and $6.6 million for the three and six months ended June 30, 2020, respectively, as compared to the same periods in 2019. The decrease was due primarily to the October 2019 decision to discontinue development of AB-506, our prior generation capsid inhibitor product candidate, as well as higher spend on AB-729 during 2019 for preclinical studies and drug product supply in preparation for the Phase 1a/1b clinical trial which commenced in the second quarter of 2019. These decreases for the three and six months ended June 30, 2020 were partially offset by higher spend related to AB-836, our next generation capsid inhibitor.

A significant portion of our research and development expenses are not tracked by project as they benefit multiple projects or our technology platform and because our most-advanced programs are not yet in late-stage clinical development.

General and administrative

General and administrative expenses decreased $4.6 million and $5.5 million for the three and six months ended June 30, 2020, as compared to the same periods in 2019, due primarily to our former President and Chief Executive Officer's departure from the company in June 2019 and a decrease in legal fees primarily associated with the arbitration case with the University of British Columbia that was settled in September 2019. In accordance with the terms of his legacy employment agreement, our former President and Chief Executive Officer received $2.3 million of cash severance, which was paid in July 2019, and we recognized $1.1 million of non-cash stock-based compensation expense for accelerated vesting of his stock options.

Change in fair value of contingent consideration

Contingent consideration is a liability we assumed from our acquisition of Arbutus, Inc. in March 2015. In general, as time passes and assuming no changes to the assumptions related to the contingency, the fair value of the contingent consideration increases as the progress of our programs get closer to triggering contingent payments. There were no changes to the assumptions related to the contingency in 2020.

Site consolidation

As of June 30, 2020, we have recognized all of the expense related to our site consolidation.

Other income (loss)

Other income (loss) is summarized in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(in thousands)
Interest income	$200	$606	$545	$1,206
Interest expense	(1,099)	(2)	(2,140)	(14)
Foreign exchange (losses) / gains	(47)	60	(65)	68
Net equity investment loss	—	(3,334)	—	(7,985)
Total other loss	$(946)	$(2,670)	$(1,660)	$(6,725)

Interest income

The decreases in interest income for the three and six months ended June 30, 2020, compared to the same periods in 2019 were due primarily to lower average cash and investment balances and a general decline in market interest rates.

Interest expense

Interest expense for the three and six months ended June 30, 2020 consisted primarily of non-cash amortization of the liability related to the sale of future royalties, which occurred in July 2019.

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

Gain on investment and equity investment losses

In the second quarter of 2018, together with Roivant Science Ltd. (“Roivant”), we launched Genevant Sciences Ltd. (“Genevant”), a company focused on the discovery, development, and commercialization of a broad range of RNA-based therapeutics enabled by our LNP Delivery Technologies. We account for our 40% ownership interest in Genevant using the equity method of accounting. Genevant has issued convertible debt securities to other investors. If those securities are converted to common shares, the Company’s ownership interest in Genevant may be significantly diluted. As of June 30, 2020, the carrying value of our investment in Genevant was zero and we did not record equity losses during the three and six months ended June 30, 2020. For the three and six months ended June 30, 2019, we recorded $3.3 million and $8.0 million of equity investment losses, reflecting our proportionate share of Genevant’s net results on a one-quarter lag basis.

LIQUIDITY AND CAPITAL RESOURCES

The following table summarizes our cash flow activities for the periods indicated:

	Six Months Ended June 30,
	2020	2019
	(in thousands)
Net loss	$(27,948)	$(46,566)
Non-cash items	5,114	13,936
Net change in operating items	(1,420)	(1,555)
Net cash used in operating activities	(24,254)	(34,185)
Net cash provided by investing activities	20,970	71,005
Net cash provided by financing activities	17,440	5,015
Effect of foreign exchange rate changes on cash and cash equivalents	(56)	95
Increase in cash and cash equivalents	14,100	41,930
Cash and cash equivalents, beginning of period	31,799	36,942
Cash and cash equivalents, end of period	$45,899	$78,872

Since our incorporation, we have financed our operations through the sales of equity, debt, revenues from research and development collaborations and licenses with corporate partners, royalty monetization, interest income on funds available for investment, and government contracts, grants and tax credits.

For the six months ended June 30, 2020, $24.3 million of cash was used in operating activities compared to $34.2 million of cash used in the six months ended June 30, 2019. The decrease in net cash used in operating activities was related primarily to lower research and development expenses from our decision in October 2019 to discontinue development of AB-506 as well as higher spend on AB-729 during 2019 for preclinical studies and drug product supply in preparation for the Phase 1a/1b clinical trial which commenced in the second quarter of 2019.

For the six months ended June 30, 2020, net cash provided by investing activities was $21.0 million as we purchased additional investments in marketable securities of $25.9 million, while $46.9 million of short-term investments matured. For the six months ended June 30, 2019, net cash provided by investing activities was $71.0 million as certain short-term investments matured.

For the six months ended June 30, 2020, net cash provided by financing activities was $17.4 million due primarily to proceeds from sales of common shares under our open market sale agreement, as amended, with Jefferies LLC (“Jefferies”). For the six months ended June 30, 2019, net cash provided by financing activities was $5.0 million due primarily to proceeds from sales of common stock under such sales agreement.

Sources of Liquidity

As of June 30, 2020, we had cash, cash equivalents and investments of $84.0 million. We had no outstanding debt at June 30, 2020.

In December 2018, we entered into an Open Market Sale Agreement with Jefferies (the “Sale Agreement”), under which we could issue and sell common shares, from time to time, for an aggregate sales price of up to $50.0 million. In December 2019, we entered into an amendment to the Sale Agreement with Jefferies (the “Amended Sale Agreement”) in connection with the filing of a new shelf registration statement on Form S-3 (File No. 333-235674), filed with the SEC on December 23, 2019 (the “New Shelf Registration Statement”). The Amended Sale Agreement revised the original Sale Agreement to reflect that we may sell our common shares, from time to time, for an aggregate sales price of up to $50.0 million, under the New Shelf Registration Statement. For the six months ended June 30, 2020, we issued 6,438,265 common shares pursuant to the Sale Agreement and the Amended Sale Agreement, resulting in net proceeds of approximately $17.4 million. During July 2020, we fully utilized the remaining availability under the Amended Sale Agreement resulting in an additional $36.5 million of net proceeds from the issuance of 9,548,780 common shares.

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

In October 2017, we closed the sale of 500,000 Series A participating convertible preferred shares (the “Preferred Shares”) to Roivant for gross proceeds of $50.0 million. A second tranche of 664,000 Preferred Shares for gross proceeds of $66.4 million closed in January 2018, following receipt of the approval of our shareholders. We are using these proceeds to develop and advance product candidates through clinical trials, as well as for working capital and general corporate purposes.

Cash requirements

At June 30, 2020, we held an aggregate of $84.0 million in cash, cash equivalents and investments. We believe that our cash, cash equivalents and investments as of June 30, 2020 plus the additional $36.5 million of proceeds received under our Amended Sale Agreement during July 2020 are sufficient to fund our operations into mid-2022. In the future, substantial additional funds will be required to continue with the active development of our pipeline products and technologies.

In particular, our funding needs may vary depending on a number of factors including:

•the effects of the COVID-19 pandemic on our business, the medical community and the global economy;
•revenue earned from our legacy collaborative partnerships and licensing agreements, including potential royalty payments from Alnylam’s ONPATTRO;
•revenue earned from ongoing collaborative partnerships, including milestone and royalty payments;
•the extent to which we continue the development of our product candidates, add new product candidates to our pipeline, or form collaborative relationships to advance our product candidates;
•delays in the development of our product candidates due to pre-clinical and clinical findings;
•our decisions to in-license or acquire additional products, product candidates or technology for development, in particular for our HBV therapeutics programs;
•our ability to attract and retain corporate partners, and their effectiveness in carrying out the development and ultimate commercialization of our product candidates;
•whether batches of drugs that we manufacture fail to meet specifications resulting in delays and investigational and remanufacturing costs;
•the decisions, and the timing of decisions, made by health regulatory agencies regarding our technology and products;
•competing technological and market developments; and
•costs associated with prosecuting and enforcing our patent claims and other intellectual property rights, including litigation and arbitration arising in the course of our business activities.

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

ITEM 4.      CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2020. The term “disclosure controls and procedures”, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure, particularly during the period in which this Quarterly Report on Form 10-Q was being prepared. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their desired objectives, and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2020, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a–15(f) and 15d–15(f) under the Exchange Act) during the three months ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.       LEGAL PROCEEDINGS

For other information regarding legal matters, please refer to note 8. Contingencies and Commitments to the condensed consolidated financial statements contained in Part I of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.
Moderna Inter Partes Review Petitions

On February 21, 2018 and on March 5, 2018, Moderna Therapeutics, Inc. (“Moderna”) filed petitions requesting the United States Patent and Trademark Office to institute an Inter Partes Review of Arbutus United States Patents 9,404,127 (“’127 patent”) and 9,364,435 (“’435 patent”), respectively. In its petitions, Moderna sought to invalidate all claims of each Arbutus patent based on Moderna’s allegation that the claims are anticipated and/or obvious. Arbutus filed a response to Moderna’s petitions on June 14, 2018. On September 12, 2018, the Patent Trial and Appeal Board (“PTAB”) rendered its decision to institute Inter Partes Review of both challenged patents. Arbutus’ response was provided December 21, 2018. Oral hearing took place on June 6, 2019. On September 10, 2019, the PTAB rendered its decision on the ‘127 patent, holding all claims invalid as anticipated and on September 11, 2019, the PTAB rendered its decision on the ‘435 patent, holding certain claims invalid and upholding other claims as valid. On February 27, 2020, the Federal Circuit vacated the ‘127 IPR decision and remanded it back to the PTAB for rehearing, where it is presently being held in abeyance until the Supreme Court acts on a petition for writ of certiorari filed July 23, 2020 in a different case. On November 27, 2019, Moderna and Arbutus both appealed the ‘435 IPR decision. Moderna filed its opening brief on May 4, 2020. Arbutus’ opening and responsive brief was provided on July 27, 2020.

On January 9, 2019, Moderna filed an additional petition requesting Inter Partes Review of Arbutus United States Patent 8,058,069 (“’069 patent”). The PTAB instituted Inter Partes Review of the ‘069 patent on July 24, 2019, with a hearing held on April 22, 2020. On July 23, 2020, the PTAB rendered its decision on the ‘069 patent, upholding all claims as valid.

Moderna and Merck European Oppositions

On April 5 2018, Moderna and Merck, Sharp & Dohme Corporation (“Merck”) filed Notices of Opposition to Arbutus’ European patent EP 2279254 (“’254 patent”) with the European Patent Office (“EPO”), requesting that the patent be revoked in its entirety for all contracting states. Arbutus filed a response to Moderna and Merck’s oppositions on September 3, 2018. A hearing was conducted before the Opposition Division on October 10, 2019. At the conclusion of the hearing, the EPO upheld an auxiliary request adopting the amendment, as put forth by Arbutus, of certain claims of the ‘254 patent. In February 2020 Moderna and Merck filed Notices of Appeal challenging the EPO’s grant of the auxiliary request. Merck filed its notice of appeal on February 24, 2020 and Moderna on February 27, 2020. Arbutus’ response is due on September 8, 2020.

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

In December 2019, a novel strain of coronavirus, COVID-19, was reported to have surfaced in Wuhan, China. Since then, the COVID-19 coronavirus has spread to multiple countries, including the United States, and has caused significant disruptions around the world. We may experience other disruptions as a result of the COVID-19 pandemic that could severely impact our business, including:
•interruption of key manufacturing, research and clinical development activities due to limitations on work and travel imposed or recommended by federal or state governments, employers and others;
•delays or difficulties in clinical trial site operations, including difficulties in recruiting clinical site investigators and clinical site staff and difficulties in enrolling patients or treating patients in active trials;
•interruption of key business activities due to illness and/or quarantine of key individuals and delays associated with recruiting, hiring and training new temporary or permanent replacements for such key individuals, both internally and at our third party service providers;
•delays in research and clinical trial sites receiving the supplies and materials needed to conduct preclinical studies and clinical trials, due to work stoppages, travel and shipping interruptions or restrictions or other reasons;
•difficulties in raising additional capital needed to pursue the development of our programs due to the slowing of our economy and near term and/or long term negative effects of the pandemic on the financial, banking and capital markets;
•changes in local regulations as part of a response to the COVID-19 coronavirus outbreak that may require us to change the ways in which research, including clinical development, is conducted, which may result in unexpected costs; and

•delays in necessary interactions with regulators and other important agencies and contractors due to limitations in employee resources, travel restrictions or forced furlough of government employees.

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
3.1
Notice of Articles and Articles of the Company, as amended.(incorporated herein by reference to Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2017, filed with the SEC on March 16, 2018)

3.2
Amendment to Articles of the Company (incorporated herein by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018, filed with the SEC on November 7, 2018)

4.1
Governance Agreement between the Company and Roivant Sciences Ltd., a Bermuda exempted company, dated January 11, 2015 (incorporated herein by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K/A filed with the SEC on January 26, 2015)

10.1
Arbutus Biopharma Corporation 2016, Omnibus Share and Incentive Plan, as supplemented and amended (incorporated herein by reference to Exhibit 10.1 to the Registrants Current Report on Form 8-K filed with the SEC on June 1, 2020)

10.2	Arbutus Biopharma Corporation 2020 Employee Stock Purchase Plan (incorporated herein by reference to Exhibit 10.2 to the Registrants Current Report on Form 8-K filed with the SEC on June 1, 2020)

10.3*#	Cross License Agreement, dated April 11, 2018, by and between the Company and Genevant Sciences Ltd.

10.4*#	First Amendment to Cross License Agreement, dated June 27, 2018, by and among the Company, Genevant Sciences Ltd. And Genevant Sciences GmbH

10.5*#	Second Amendment to Cross License Agreement, dated June 27, 2018, by and among the Company, Genevant Sciences Ltd. And Genevant Sciences GmbH

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following materials from Arbutus Biopharma Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, formatted in inline XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations; (iii) Condensed Consolidated Statements of Comprehensive Loss; (iv) Condensed Consolidated Statements of Stockholders’ Equity; (v) Condensed Consolidated Statements of Cash Flows; and (vi) Notes to Condensed Consolidated Financial Statements

104	Cover page interactive data file (embedded within the inline XBRL document and included in Exhibit 101)
* Filed herewith.
** Furnished herewith.
# Portions of this exhibit have been omitted in compliance with Item 601 of Regulation S-K.

SIGNATURES
   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 7, 2020.

ARBUTUS BIOPHARMA CORPORATION

By:	/s/ William H Collier
William H Collier
President and Chief Executive Officer