Form 10-Q
period 2020-09-30
Arbutus Biopharma Corp
filed 2020-11-05
CIK 1447028

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
OR
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
Yes  ☐     No ☒
As of November 5, 2020, the registrant had 84,909,258 common shares, without par value, outstanding.

ARBUTUS BIOPHARMA CORPORATION

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
ARBUTUS BIOPHARMA CORPORATION
Condensed Consolidated Balance Sheets
(Unaudited)
(In thousands of U.S. Dollars, except share and per share amounts)

	September 30, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$96,918	$31,799
Investments in marketable securities, current	21,378	59,035
Accounts receivable	1,075	1,204
Prepaid expenses and other current assets	1,871	1,790
Total current assets	121,242	93,828
Property and equipment, net of accumulated depreciation of $7,133 (December 31, 2019: $5,642)	7,262	8,676
Right of use asset	2,491	2,738
Other non-current assets	109	293
Total assets	$131,104	$105,535
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued liabilities	$6,913	$7,235
Liability-classified options	317	253
Lease liability, current	378	340
Total current liabilities	7,608	7,828
Liability related to sale of future royalties	20,117	18,992
Contingent consideration	3,301	2,953
Lease liability, non-current	2,733	3,018
Total liabilities	33,759	32,791
Stockholders’ equity
Preferred shares
Authorized: unlimited number without par value
Issued and outstanding: 1,164,000 (December 31, 2019: 1,164,000)	146,285	137,285
Common shares
Authorized: unlimited number without par value
Issued and outstanding: 84,618,575 (December 31, 2019: 64,780,314)	965,369	898,535
Additional paid-in capital	59,614	55,246
Deficit	(1,025,796)	(970,093)
Accumulated other comprehensive loss	(48,127)	(48,229)
Total stockholders’ equity	97,345	72,744
Total liabilities and stockholders’ equity	$131,104	$105,535

See accompanying notes to the condensed consolidated financial statements.

ARBUTUS BIOPHARMA CORPORATION
Condensed Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)
(In thousands of U.S. Dollars, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenue
Collaborations and licenses	$827	$2,600	$2,487	$3,414
Non-cash royalty revenue	696	461	2,041	$979
Total Revenue	1,523	3,061	4,528	4,393
Operating expenses
Research and development	12,065	17,731	32,946	45,183
General and administrative	4,065	3,249	11,184	15,850
Depreciation and amortization	490	507	1,491	1,521
Change in fair value of contingent consideration	120	(376)	348	(121)
Site consolidation	—	182	64	33
Impairment of intangible assets	—	43,836	—	43,836
Impairment of goodwill	—	22,471	—	22,471
Arbitration	—	6,486	—	6,486
Total operating expenses	16,740	94,086	46,033	135,259
Loss from operations	(15,217)	(91,025)	(41,505)	(130,866)
Other income (loss)
Interest income	100	503	645	1,709
Interest expense	(1,074)	(1,100)	(3,214)	(1,114)
Foreign exchange gain (loss)	(19)	(25)	(84)	43
Equity investment loss	(2,545)	(3,512)	(2,545)	(11,497)
Total other loss	(3,538)	(4,134)	(5,198)	(10,859)
Loss before income taxes	(18,755)	(95,159)	(46,703)	(141,725)
Income tax benefit	—	12,656	—	12,656
Net loss	(18,755)	(82,503)	(46,703)	(129,069)
Items applicable to preferred shares:
Dividend accretion of convertible preferred shares	(3,027)	(2,792)	(9,000)	(8,269)
Net loss attributable to common shares	$(21,782)	$(85,295)	$(55,703)	$(137,338)

Loss per share
Basic and diluted	$(0.27)	$(1.50)	$(0.77)	$(2.43)
Weighted average number of common shares
Basic and diluted	79,487,444	56,850,172	72,342,070	56,469,358

Comprehensive income (loss)
Unrealized gain on available-for-sale securities	$(72)	$—	$58	$—
Currency translation adjustments	44	27	44	(47)
Comprehensive loss	$(18,783)	$(82,476)	$(46,601)	$(129,116)
See accompanying notes to the condensed consolidated financial statements.

ARBUTUS BIOPHARMA CORPORATION
Condensed Consolidated Statement of Stockholders’ Equity
(Unaudited)
(In thousands of U.S. Dollars, except share and per share amounts)

	Convertible Preferred Shares		Common Shares
	Number of Shares	Share Capital	Number of Shares	Share Capital	Additional Paid-In Capital	Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Balance December 31, 2019	1,164,000	$137,285	64,780,314	$898,535	$55,246	$(970,093)	$(48,229)	$72,744
Accretion of accumulated dividends on Preferred Shares	—	2,978	—	—	—	(2,978)	—	—
Stock-based compensation	—	—	—	—	1,460	—	—	1,460
Certain fair value adjustments to liability stock option awards	—	—	—	—	180	—	—	180
Issuance of common shares pursuant to the Open Market Sales Agreement	—	—	4,147,081	12,315	—	—	—	12,315
Issuance of common shares pursuant to exercise of options	—	—	34,000	249	(83)	—	—	166
Unrealized gain on available-for-sale securities	—	—	—	—	—	—	252	252
Net loss	—	—	—	—	—	(13,861)	—	(13,861)
Balance March 31, 2020	1,164,000	$140,263	68,961,395	$911,099	$56,803	$(986,932)	$(47,977)	$73,256
Accretion of accumulated dividends on Preferred Shares	—	2,995	—	—	—	(2,995)	—	—
Stock-based compensation	—	—	—	—	1,597	—	—	1,597
Certain fair value adjustments to liability stock option awards	—	—	—	—	(92)	—	—	(92)
Issuance of common shares pursuant to the Open Market Sales Agreement	—	—	2,291,184	5,045	—	—	—	5,045
Issuance of common shares pursuant to exercise of options	—	—	4,000	(78)	(8)	—	—	(86)
Unrealized gain on available-for-sale securities	—	—	—	—	—	—	(122)	(122)
Net loss	—	—	—	—	—	(14,087)	—	(14,087)
Balance June 30, 2020	1,164,000	$143,258	71,256,579	$916,066	$58,300	$(1,004,014)	$(48,099)	$65,511
Accretion of accumulated dividends on Preferred Shares	—	3,027	—	—	—	(3,027)	—	—
Stock-based compensation	—	—	—	—	1,658	—	—	1,658
Certain fair value adjustments to liability stock option awards	—	—	—	—	(137)	—	—	(137)
Issuance of common shares pursuant to the Open Market Sales Agreement	—	—	13,258,096	48,760	—	—	—	48,760
Issuance of common shares pursuant to exercise of options	—	—	103,900	543	(207)	—	—	336
Unrealized gain on available-for-sale securities	—	—	—	—	—	—	(72)	(72)
Currency translation adjustments	—	—	—	—	—	—	44	44
Net loss	—	—	—	—	—	(18,755)	—	(18,755)
Balance September 30, 2020	1,164,000	$146,285	84,618,575	$965,369	$59,614	$(1,025,796)	$(48,127)	$97,345

See accompanying notes to the condensed consolidated financial statements.

ARBUTUS BIOPHARMA CORPORATION
Condensed Consolidated Statement of Stockholders’ Equity
(Unaudited)
(In thousands of U.S. Dollars, except share and per share amounts)

	Convertible Preferred Shares		Common Shares
	Number of Shares	Share Capital	Number of Shares	Share Capital	Additional Paid-In Capital	Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Balance December 31, 2018	1,164,000	126,136	55,518,800	$879,405	$48,084	$(805,221)	$(48,170)	$200,234
Accretion of accumulated dividends on Preferred Shares	—	2,715	—	—	—	(2,715)	—	—
Stock-based compensation	—	—	—	—	1,665	—	—	1,665
Certain fair value adjustments to liability stock option awards	—	—	—	—	47	—	—	47
Issuance of common shares pursuant to the Open Market Sales Agreement	—	—	614,401	2,248	—	—	—	2,248
Issuance of common shares pursuant to exercise of options	—	—	122,603	490	(202)	—	—	288
Currency translation adjustment	—	—	—	—	—	—	(22)	(22)
Net loss	—	—	—	—	—	(23,251)	—	(23,251)
Balance March 31, 2019	1,164,000	$128,851	56,255,804	$882,143	$49,594	$(831,187)	$(48,192)	$181,209
Accretion of accumulated dividends on Preferred Shares	—	2,762	—	—	—	(2,762)	—	—
Stock-based compensation	—	—	—	—	3,915	—	—	3,915
Certain fair value adjustments to liability stock option awards	—	—	—	—	230	—	—	230
Issuance of common shares pursuant to the Open Market Sales Agreement	—	—	593,689	2,477	—	—	—	2,477
Issuance of common shares pursuant to exercise of options	—	—	679	3	(1)	—	—	2
Currency translation adjustment	—	—	—	—	—	—	(52)	(52)
Net loss	—	—	—	—	—	(23,315)	—	(23,315)
Balance June 30, 2019	1,164,000	$131,613	56,850,172	$884,623	$53,738	$(857,264)	$(48,244)	$164,466
Accretion of accumulated dividends on Preferred Shares	—	2,792	—	—	—	(2,792)	—	—
Stock-based compensation	—	—	—	—	1,592	—	—	1,592
Certain fair value adjustments to liability stock option awards	—	—	—	—	55	—	—	55
Currency translation adjustment	—	—	—	—	—	—	27	27
Net loss	—	—	—	—	—	(82,503)	—	(82,503)
Balance September 30, 2019	1,164,000	$134,405	56,850,172	$884,623	$55,385	$(942,559)	$(48,217)	$83,637

See accompanying notes to the condensed consolidated financial statements.

ARBUTUS BIOPHARMA CORPORATION
Condensed Consolidated Statements of Cash Flow
(Unaudited)
(In thousands of U.S. Dollars)

	Nine Months Ended September 30,
	2020	2019
OPERATING ACTIVITIES
Net loss	$(46,703)	$(129,069)
Non-cash items:
Deferred income tax benefit	—	(12,661)	[1]
Depreciation	1,491	1,521
Gain on sale of property and equipment	—	(11)
Stock-based compensation expense	4,730	6,822
Unrealized foreign exchange losses (gains)	56	(71)
Change in fair value of contingent consideration	348	(121)
Impairment of intangible assets	—	43,836
Impairment of goodwill	—	22,471
Net equity investment loss	2,544	11,497
Non-cash royalty revenue	(2,041)	(979)
Non-cash interest expense	3,166	1,106
Net accretion and amortization of investments in marketable securities	71	—
Net change in operating items:
Accounts receivable	129	(1,057)
Prepaid expenses and other assets	350	1,839
Accounts payable and accrued liabilities	(147)	(1,320)
Restructuring accrual	(137)	(917)
Other liabilities	(285)	(541)
Net cash used in operating activities	(36,428)	(57,655)
INVESTING ACTIVITIES
Purchase of investments	(28,904)	—
Disposition of investments	66,548	87,675
Investment in Genevant	(2,500)	—
Proceeds from sale of property and equipment	—	11
Acquisition of property and equipment	(77)	(526)
Net cash provided by investing activities	35,067	87,160
FINANCING ACTIVITIES
Proceeds from sale of future royalties, net	—	18,549
Issuance of common shares pursuant to the Open Market Sale agreement	66,120	4,725
Issuance of common shares pursuant to exercise of options	416	290
Net cash provided by financing activities	66,536	23,564
Effect of foreign exchange rate changes on cash and cash equivalents	(56)	71
Increase in cash and cash equivalents	65,119	53,140
Cash and cash equivalents, beginning of period	31,799	36,942
Cash and cash equivalents, end of period	$96,918	$90,082

Supplemental cash flow information
Preferred shares dividends accrued	(9,000)	(5,477)
See accompanying notes to the condensed consolidated financial statements.
1

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

The Company’s pipeline includes:

•AB-729, a subcutaneously-delivered RNA interference (“RNAi”) product candidate currently in a Phase 1a/1b clinical trial. Preliminary positive safety data in single-dose cohorts of healthy subjects and safety and efficacy data in the 60 mg and 180 mg single-dose cohorts in subjects with chronic HBV infection were reported in March 2020 and additional follow-on week 12 data for the 60 mg single-dose cohort were reported in May 2020. Week 12 data for the 90 mg single-dose cohort were reported in September 2020. The Company is dosing two 60 mg multi-dose cohorts of subjects with chronic HBV infection with dosing intervals of every four and eight weeks, respectively. Results from the 60 mg multi-dose cohort with a dosing interval of every four weeks and additional follow-up data on the 60 mg and 90 mg single-dose cohorts are expected to be disclosed as part of an oral presentation at the upcoming American Association for the Study of Liver Disease Conference (“AASLD”) in November. Separately, results from the 60 mg multi-dose cohort with a dosing interval of every eight weeks and a 90 mg single-dose cohort in HBV positive subjects are expected in the fourth quarter of 2020. Additionally, the Company is dosing two 90 mg multi-dose cohorts with chronic HBV infection with dosing intervals of every eight and twelve weeks, respectively;
•AB-836, a next-generation capsid inhibitor product candidate currently advancing through CTA/IND-enabling studies, which the Company expects to be completed by the end of 2020; and
•other compounds early in the development process, including oral compounds that inhibit PD-L1 and a next-generation oral HBV RNA destabilizer.

The Company’s research and development activities and the commercialization of its products are dependent on its ability to successfully obtain adequate financing through a combination of financing activities and operations. The success of the Company is dependent on progressing its pipeline and subsequently obtaining the necessary regulatory approvals to bring its products to market and achieving profitable operations. It is not possible to predict either the outcome of the Company’s existing or future research and development programs or the Company’s ability to continue to fund these programs in the future, nor to predict whether it will be successful in obtaining the necessary regulatory approvals to bring its products to market.

COVID-19

In December 2019, an outbreak of a novel strain of coronavirus (COVID-19) was identified in Wuhan, China. The virus continues to spread globally, has been declared a pandemic by the World Health Organization and has spread to nearly every country in the world. The impact of the pandemic has been, and will likely continue to be, extensive in many aspects of society. The pandemic has resulted in and will likely continue to result in significant disruptions to businesses. A number of countries and other jurisdictions around the world have implemented extreme measures in an attempt to slow the spread of the virus.  These measures include the closing of businesses and requiring people to stay in their homes, the latter of which raises uncertainty regarding the ability to travel to hospitals in order to participate in clinical trials. Additional measures that have had, and will likely continue to have, a major impact on clinical development, at least in the near-term, include shortages and delays in the supply chain, and prohibitions in certain countries on enrolling subjects in new clinical trials.  Despite the challenges of COVID-19, the Company has not had to alter its objectives for 2020.  However, future disruptions related to the COVID-19 pandemic could negatively impact the Company’s plans and timelines, including enrolling and monitoring subjects in the Company’s clinical trials.

While Arbutus’ core mission is to find a cure for hepatitis B, the magnitude of the coronavirus pandemic is undeniable. Given the Company’s proven expertise in the discovery of new antiviral therapies, Arbutus feels compelled to work towards the discovery of a new treatment. To that end, the Company has assembled an internal team of expert scientists under the direction of Arbutus’ Chief Scientific Officer, Dr. Michael Sofia, to identify novel small molecule therapies to treat COVID-19 and future coronavirus outbreaks. Dr. Sofia, who was awarded the Lasker-DeBakey Award for his discovery of sofosbuvir, brings extensive antiviral drug discovery experience to this new program. The Company has also joined the COVID R&D consortium to further support and expedite efforts to address the SARS-CoV-2 pandemic and any future coronavirus outbreaks. At this time, Arbutus’ COVID-19 research program will focus on the discovery and development of new molecular entities that address specific viral targets including the nsp12 viral polymerase and the nsp5 viral protease. The Company is actively screening multiple new oral molecular entities. These targets are essential viral proteins which Arbutus has experience in targeting.

2.      Significant accounting policies

Basis of presentation

These unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial statements and accordingly, do not include all disclosures required for annual financial statements. These statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the year ended December 31, 2019 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 (the “2019 Form 10-K”). These unaudited condensed consolidated financial statements reflect, in the opinion of management, all adjustments and reclassifications necessary to fairly present the Company’s financial position as of September 30, 2020, the Company’s results of operations for the three and nine months ended September 30, 2020 and the Company’s cash flows for the nine months ended September 30, 2020. The results of operations for the three and nine months ended September 30, 2020 are not necessarily indicative of the results for the full year. These unaudited condensed consolidated financial statements follow the same significant accounting policies as those described in the notes to the audited consolidated financial statements of the Company for the year ended December 31, 2019, except as described below under Recent Accounting Pronouncements.

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

Net loss attributable to common shareholders per share is calculated based on the weighted average number of common shares outstanding. The calculation of diluted net loss attributable to common shareholders per share does not differ from the calculation of basic net loss attributable to common shareholders per share, as the effect of the Company’s dilutive potential common shares was anti-dilutive. During the nine months ended September 30, 2020 and 2019, potential common shares of 31.6 million and 28.2 million, respectively, consisting of the “if-converted” number of Preferred Shares and outstanding stock and Employee Stock Purchase Plan (“ESPP”) options, were excluded from the calculation of diluted net loss per common share because their inclusion would be anti-dilutive.

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

To determine the fair value, the Company uses the fair value hierarchy for inputs used in measuring fair value that maximize the use of observable inputs and minimize the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are inputs market participants would use to value an asset or liability and are developed based on market data obtained from independent sources. Unobservable inputs are inputs based on assumptions about the factors market participants would use to value an asset or liability. The three levels of inputs that may be used to measure fair value are as follows:

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

To determine the fair value of the contingent consideration (note 8), the Company uses a probability weighted assessment of the likelihood the milestones would be met and the estimated timing of such payments, and then the potential contingent payments were discounted to their present value using a probability adjusted discount rate that reflects the early stage nature of the development program, time to complete the program development, and overall biotech indices. The Company determined the fair value of the contingent consideration was $3.3 million as of September 30, 2020 and the increase of $0.3 million has been recorded as a component of total operating expenses in the statement of operations and comprehensive loss for the nine months ended September 30, 2020. The assumptions used in the discounted cash flow model are level 3 inputs as defined above. The Company assessed the sensitivity of the fair value measurement to changes in these unobservable inputs, and determined that changes within a reasonable range would not result in a materially different assessment of fair value.

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis, and indicates the level within the fair value hierarchy of the valuation techniques used to determine such fair value:

	Level 1	Level 2	Level 3	Total
As of September 30, 2020	(in thousands)
Assets
Cash and cash equivalents	$96,918	$—	$—	$96,918
Short-term investments	21,378	—	—	21,378
Total	118,296	—	—	118,296
Liabilities
Liability-classified options	—	—	317	317
Contingent consideration	—	—	3,301	3,301
Total	$—	$—	$3,618	$3,618

	Level 1	Level 2	Level 3	Total
As of December 31, 2019	(in thousands)
Assets
Cash and cash equivalents	$31,799	$—	$—	$31,799
Short-term investments	59,035	—	—	59,035
Total	90,834	—	—	90,834
Liabilities
Liability-classified stock option awards	—	—	253	253
Contingent consideration	—	—	2,953	2,953
Total	$—	$—	$3,206	$3,206

The following table presents the changes in fair value of the Company’s liability-classified stock option awards:

	Liability at beginning of the period	Fair value of liability-classified options exercised in the period	Increase (decrease) in fair value of liability	Liability at end of the period
	(in thousands)
Nine Months Ended September 30, 2020	$253	$—	$64	$317
Nine Months Ended September 30, 2019	$479	$—	$(393)	$86

The following table presents the changes in fair value of the Company’s contingent consideration:

	Liability at beginning of the period	Increase (decrease) in fair value of liability	Liability at end of the period
	(in thousands)
Nine Months Ended September 30, 2020	$2,953	$348	$3,301
Nine Months Ended September 30, 2019	$3,126	$(121)	$3,005

4.    Investments in marketable securities

Investments in marketable securities consisted of the following:

	Amortized Cost	Gross Unrealized Gain(1)	Gross Unrealized Loss(1)	Fair Value
As of September 30, 2020	(in thousands)
Cash equivalents
US government money market fund	$65,327	$—	$—	$65,327
Total	$65,327	$—	$—	$65,327
Investments in marketable securities
US government agency bonds	$11,300	$26	$—	$11,326
US government bonds	10,020	32	—	10,052
Total	$21,320	$58	$—	$21,378

(1) Gross unrealized gain (loss) is pre-tax and is reported in other comprehensive loss.

	Amortized Cost	Gross Unrealized Gain(1)	Gross Unrealized Loss(1)	Fair Value
As of December 31, 2019	(in thousands)
Cash equivalents
US government money market fund	$4,106	$—	$—	$4,106
US government agency bonds	1,511	—	—	1,511
US treasury bills	1,499	—	—	1,499
Total	$7,116	$—	$—	$7,116
Investments in marketable securities
US government agency bonds	$19,863	$2	$(1)	$19,864
US treasury bills	15,926	2	(1)	15,927
US government bonds	23,246	—	(2)	23,244
Total	$59,035	$4	$(4)	$59,035

(1) Gross unrealized gain (loss) is pre-tax and is reported in other comprehensive loss.

The contractual term to maturity of the $21.4 million of short-term marketable securities held by the Company as of September 30, 2020 is less than one year. As of December 31, 2019, the Company’s $59.0 million of marketable securities also had contractual maturities of less than one year.

There were no realized gains or losses for the three and nine months ended September 30, 2020 or 2019.

5.     Investment in Genevant

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

On July 23, 2020, the United States Patent and Trademark Office before the Patent Trial and Appeal Board ("PTAB") announced their decision in Moderna Therapeutics, Inc.'s challenge of the validity of U.S. Patent 8,058,069 ("the '069 Patent"). In this decision, the PTAB determined no challenged claims were unpatentable. While Arbutus is the patent holder, this patent has been licensed to Genevant. The '069 Patent was included in the license agreement between Genevant and Arbutus.

On July 31, 2020, Genevant was recapitalized through an equity investment and conversion of previously issued convertible debt securities held by Roivant. In addition, Arbutus participated in the recapitalization of Genevant with an investment of $2.5 million. Arbutus determined that this $2.5 million additional investment in Genevant represented the funding of prior losses and accordingly, the Company recorded the amount as an equity investment loss on the Condensed Consolidated Statements of Operations and Comprehensive Loss during the three months ended September 30, 2020.

Following the recapitalization, Arbutus owned approximately 16% of the common equity of Genevant. In connection with the recapitalization, Genevant, Arbutus and Roivant entered into an Amended and Restated Shareholders Agreement that provides Roivant with substantial control of Genevant. Arbutus has a non-voting observer seat on Genevant’s Board of Directors. Due to Arbutus’ loss of significant influence with respect to Genevant as a result of the recapitalization, Arbutus discontinued the use of the equity method of accounting for its interest in Genevant. Following the recapitalization, Arbutus accounts for its interest in Genevant as equity securities without readily determinable fair values. Accordingly, an estimate of the fair value of the securities is based on the original cost less previously recognized equity method losses, less impairments, plus or minus changes resulting from observable price changes in orderly transactions for identical or a similar Genevant securities. As of September 30, 2020, the carrying value of Arbutus’ investment in Genevant was zero and Arbutus owned approximately 16% of the common equity of Genevant.

Arbutus’ entitlement to receive future royalties or sublicensing revenue from Genevant was not impacted by the recapitalization.

6.      Accounts payable and accrued liabilities

Accounts payable and accrued liabilities are comprised of the following:

	September 30, 2020	December 31, 2019
	(in thousands)
Trade accounts payable	$852	$2,398
Research and development accruals	2,719	1,433
Professional fee accruals	447	809
Payroll accruals	2,844	2,314
Site consolidation accrual	—	137
Other accrued liabilities	51	144
Total accounts payable and accrued liabilities	$6,913	$7,235

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

The $30 million in royalties to be collected by OMERS is accounted for as a liability, with the difference between the liability and the gross proceeds received accounted for as a discount. The discount, as well as $1.5 million of transaction costs, will be amortized as interest expense based on the projected balance of the liability as of the beginning of each period. Over the course of the Agreement, the actual interest rate will be affected by the amount and timing of royalty revenue recognized and changes in the timing of forecasted royalty revenue. On a quarterly basis, the Company will reassess the expected timing of the royalty revenue, recalculate the amortization and effective interest rate and adjust the accounting prospectively as needed. As of September 30, 2020, the effective annual interest rate was approximately 22%.

The Company will recognize non-cash royalty revenue related to the sales of ONPATTRO during the term of the Agreement. As royalties are remitted to OMERS from Alnylam, the balance of the recognized liability will be effectively repaid over the life of the Agreement. From the inception of the royalty sale through September 30, 2020, the Company has recorded an aggregate of $3.7 million of non-cash royalty revenue for royalties earned by OMERS. There are a number of factors that could materially affect the amount and timing of royalty payments from Alnylam, none of which are within the Company’s control.

During the three and nine months ended September 30, 2020, the Company recognized non-cash royalty revenue of $0.7 million and $2.0 million, respectively, and $1.1 million and $3.2 million of related non-cash interest expense, respectively. During the three and nine months ended September 30, 2019, the Company recognized non-cash royalty revenue of $0.5 million and $1.0 million, respectively, and $1.1 million of related non-cash interest expense during the three and nine months ended September 30, 2019.
The table below shows the activity related to the net liability for 2020:

Nine Months Ended September 30, 2020
(in thousands)
Net liability related to sale of future royalties - beginning balance	$18,992
Non-cash royalty revenue	(2,041)
Non-cash interest expense	3,166
Net liability related to sale of future royalties - ending balance	$20,117

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

8.      Contingencies and commitments

Product development partnership with the Canadian Government

The Company entered into a Technology Partnerships Canada (“TPC”) agreement with the Canadian Federal Government on November 12, 1999.  Under this agreement, TPC agreed to fund 27% of the costs incurred by the Company, prior to March 31, 2004, in the development of certain oligonucleotide product candidates up to a maximum contribution from TPC of $7.2 million (C$9.3 million).  The Company received a cumulative contribution of $2.7 million (C$3.7 million).  In return for the funding provided by TPC, the Company agreed to pay royalties on the share of future licensing and product revenue, if any, that is received by the Company on certain non-RNAi oligonucleotide product candidates covered by the funding under the agreement.  These royalties are payable until a certain cumulative payment amount is achieved or until a pre-specified date.  In addition, until a cumulative amount equal to the funding actually received under the agreement has been paid to TPC, the Company agreed to pay 2.5% royalties on any royalties the Company receives on sales of Acrotech Biopharma LLC’s Marqibo® (formerly Spectrum Pharmaceuticals, Inc.). For each of the nine months ended September 30, 2020 and 2019, the Company earned royalties on Marqibo sales in the amount of $0.2 million. The resulting royalties payable by the Company to TPC were not material in either period. The cumulative amount paid or accrued up to September 30, 2020 was less than $0.1 million, resulting in the contingent amount due to TPC being $2.7 million (C$3.7 million).

Arbitration with the University of British Columbia

Certain early work on lipid nanoparticle delivery systems and related inventions was undertaken at the University of British Columbia (“UBC”), as well as by the Company that was subsequently assigned to UBC. These inventions are licensed to the Company by UBC under a license agreement, initially entered into in 1998 and amended in 2001, 2006 and 2007. The Company has granted sublicenses under the UBC license to certain third parties, including Alnylam.  In November 2014, UBC filed a demand for arbitration against the Company and in January 2015, filed a Statement of Claim, which alleged entitlement to $3.5 million in allegedly unpaid royalties based on publicly available information, and an unspecified amount based on non-public information. UBC also sought interest and costs, including legal fees. The Company filed its Statement of Defense to UBC’s Statement of Claims, as well as a Counterclaim involving a patent application that the Company alleged UBC wrongly licensed to a third party. The proceedings were divided into three phases, with the first hearing taking place in June 2017. In the first phase, the arbitrator determined which agreements are sublicense agreements within UBC’s claim. Also in the first phase, UBC updated its alleged entitlement from $3.5 million originally claimed to seek $10.9 million in alleged unpaid royalties, plus interest arising from payments as early as 2008. The arbitrator also held in the first phase of the arbitration that the patent application that is the subject of the Counterclaim was not required to be licensed to the Company. The second phase of the arbitration took place in the second quarter of 2019. In August 2019, the arbitrator issued his decision for the second phase of the arbitration, awarding UBC $5.9 million, which includes interest of approximately $2.6 million. The Company paid the $5.9 million award to UBC in September 2019. The arbitrator also held that the third phase of the arbitration, which would address patent validity, should the Company choose to pursue a third phase, would not provide a defense to the award. An award for costs and attorneys’ fees is still to be determined. The Company has accrued $0.4 million for an estimate of a potential award for costs and attorneys’ fees as of September 30, 2020.

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

The contingent consideration for this acquisition is a financial liability, which is measured at its fair value at each reporting period, with any changes in fair value from the previous reporting period recorded in the statements of operations and comprehensive loss (see note 3). The fair value of the contingent consideration was $3.3 million as of September 30, 2020.

9.      Collaborations, contracts and licensing agreements

Revenue contracts are described in detail in the Overview section of Part II, Item 8, “Financial Statements and Supplementary Data” in the Company’s 2019 Form 10-K.

Assembly BioSciences, Inc.

In August 2020, the Company and Assembly BioSciences, Inc. (“Assembly”) entered into a clinical collaboration agreement to evaluate the Company’s proprietary GalNAC delivered RNAi therapeutic AB-729 in combination with Assembly’s lead HBV core inhibitor (capsid inhibitor) candidate vebicorvir and a standard-of-care nucleos(t)ide reverse transcriptase inhibitor (Nrtl) therapy for the treatment of patients with chronic HBV infection. The companies will share in the costs of the collaboration and the associated clinical trial is projected to initiate in the first half of 2021. The Company incurred no costs related to the collaboration during the three months ended September 30, 2020.

Alnylam Pharmaceuticals, Inc. and Acuitas Therapeutics, Inc.

The Company has two royalty entitlements to Alnylam’s global net sales of ONPATTRO.

In 2012, the Company entered into a license agreement with Alnylam that entitles Alnylam to develop and commercialize products with the Company’s LNP technology. Alnylam’s ONPATTRO, which represents the first approved application of the Company’s LNP technology, was approved by the United States Food and Drug Administration (“FDA”) and the European Medicines Agency (“EMA”) during the third quarter of 2018 and was launched by Alnylam immediately upon approval in the United States. Under the terms of this license agreement, the Company is entitled to tiered royalty payments on global net sales of ONPATTRO ranging from 1.00% - 2.33% after offsets, with the highest tier applicable to annual net sales above $500 million. This royalty interest was sold to OMERS, effective as of January 1, 2019, for $20 million in gross proceeds before advisory fees. OMERS will retain this entitlement until it has received $30 million in royalties, at which point 100% of this royalty entitlement on future global net sales of ONPATTRO will revert back to the Company. OMERS has assumed the risk of collecting up to $30 million of future royalty payments from Alnylam and the Company is not obligated to reimburse OMERS if they fail to collect any such future royalties. If this royalty entitlement reverts to the Company, it has the potential to provide an active royalty stream or to be otherwise monetized again in full or in part.
The Company also has rights to a second, lower royalty interest on global net sales of ONPATTRO originating from a settlement agreement and subsequent license agreement with Acuitas.  This royalty entitlement from Acuitas has been retained by the Company and was not part of the royalty entitlement sale to OMERS.

Revenues are summarized in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in thousands)		(in thousands)
Revenue from collaborations and licenses
Acuitas Therapeutics, Inc.	$774	$516	$2,288	$1,161
Gritstone Oncology, Inc.	—	1,722	—	1,789
Other milestone and royalty payments	54	362	199	464
Non-cash royalty revenue
Alnylam Pharmaceuticals, Inc.	695	461	2,041	979
Total revenue	$1,523	$3,061	$4,528	4,393

10. Stockholders’ equity

Open Market Sales Agreement

In December 2018, the Company entered into an Open Market Sale Agreement with Jefferies LLC (“Jefferies”) (the “Sale Agreement”), under which it could issue and sell common shares, from time to time, for an aggregate sales price of up to $50.0 million. In December 2019, the Company entered into an amendment to the Sale Agreement with Jefferies (the “2019 Amendment”) in connection with the filing of a shelf registration statement on Form S-3 (File No. 333-235674), filed with the SEC on December 23, 2019 (the “Shelf Registration Statement”). The 2019 Amendment revised the original Sale Agreement to reflect that the Company could sell its common shares, without par value, from time to time, for an aggregate sales price of up to $50 million, under the Shelf Registration Statement. In July 2020, the Company fully utilized the remaining availability under the Sale Agreement, as amended by the 2019 Amendment. In August 2020, the Company entered into a new amendment to the Sale Agreement (the “2020 Amendment”) with Jefferies. Pursuant to the 2020 Amendment, the Company can issue and sell common shares, from time to time, for an aggregate sales price of up to $75 million under the Sale Agreement, as amended.

For the nine months ended September 30, 2019, the Company issued 1,208,090 common shares pursuant to the Sale Agreement resulting in net proceeds of approximately $5.2 million. There were no shares issued under the Sale Agreement during the three months ended September 30, 2019.

During the three and nine months ended September 30, 2020, the Company issued 13,258,096 and 19,696,361 common shares pursuant to the Sale Agreement, as amended, resulting in net proceeds of approximately $48.8 million and $66.1 million, respectively.

As of September 30, 2020, there was approximately $62.3 million available under the Sale Agreement, as amended.

Stock-based compensation

The table below summarizes information about the Company’s stock based compensation for the three and nine months ended September 30, 2020 and 2019 and the expense recognized in the condensed consolidated statements of operations:

	Three Months Ended September 30, 2020	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2020	Nine Months Ended September 30, 2019
	(in thousands, except share and per share data)
Options granted during period	188,600	242,400	2,856,150	3,018,000
Weighted average exercise price	$2.25	$1.57	$3.21	$3.41

Research and development	$808	$817	$2,341	$2,361
General and administrative	880	699	2,389	4,461
Total stock compensation expense	$1,688	$1,516	$4,730	$6,822

Awards with performance conditions are expensed when it is probable that the performance condition will be achieved. For each of the three and nine months ended September 30, 2020, $0.3 million was expensed for stock option awards with performance conditions. These expenses are included in the table above.

Employee Stock Purchase Plan

In May 2020, the Company’s stockholders approved the 2020 Employee Stock Purchase Plan which became effective on May 28, 2020. A total of 1.5 million common shares were reserved for issuance under the ESPP. Company employees contribute funds via payroll deductions, which are used to buy Company common shares at a discount of up to 15% based on the lower of the price at the start of the offering period and at the end of the relevant purchase period within such offering period. The initial offering period under the ESPP is September 1, 2020 through August 31, 2021 with purchase dates set on February 26, 2021 and August 31, 2021. All 1.5 million common shares remained available for future issuance under the plan at September 30, 2020. For the three and nine months ended September 30, 2020, the Company recognized less than $0.1 million of stock-based compensation expense related to the ESPP, which is included in the table above.

Series A Preferred Shares

In October 2017, the Company entered into a subscription agreement with Roivant for the sale of 1,164,000 Preferred Shares for gross proceeds of $116.4 million. These Preferred Shares are non-voting and accrue an 8.75% per annum coupon in the form of additional Preferred Shares, compounded annually, until October 16, 2021, at which time all the Preferred Shares will be subject to mandatory conversion into common shares (subject to limited exceptions in the event of certain fundamental corporate transactions relating to Arbutus’s capital structure or assets, which would permit earlier conversion at Roivant’s option). The conversion price is $7.13 per share, which will result in the Preferred Shares being converted into approximately 23 million common shares. After conversion of the Preferred Shares into common shares, based on the number of common shares outstanding as of September 30, 2020, Roivant will hold approximately 36% of the Company’s common shares. Roivant agreed to a four year lock-up period for this investment and its existing holdings in the Company. Roivant also agreed to a four year standstill whereby Roivant will not acquire greater than 49.99% of the Company’s common shares or securities convertible into common shares. The initial investment of $50.0 million closed in October 2017, and the remaining amount of $66.4 million closed in January 2018 following regulatory and shareholder approvals.

The Company records the Preferred Shares wholly as equity under ASC 480, Distinguishing Liabilities From Equity, with no bifurcation of the conversion feature from the host contract, given that the Preferred Shares cannot be cash settled and the redemption features are within the Company’s control, which include a fixed conversion ratio with predetermined timing and proceeds. The Company accrues for the 8.75% per annum compounding coupon at each reporting period end date as an increase to preferred share capital, and an increase to deficit (see Condensed Consolidated Statement of Stockholders’ Equity).

11.      Related Party Transactions

On July 31, 2020, Genevant was recapitalized through an equity investment and conversion of previously issued convertible debt securities held by Roivant. In addition, Arbutus participated in the recapitalization with an investment of $2.5 million. Following the recapitalization, Arbutus owned approximately 16% of the common equity of Genevant. See note 5 for more information.

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

Conversely, Genevant purchased certain administrative and transitional services from the Company totaling less than $35 thousand for each of the three and nine months ended September 30, 2020. The total income from these services was $40 thousand and $284 thousand for the three and nine months ended September 30, 2019. This income is netted against research and development expenses in the condensed consolidated statements of operations.

In addition, during 2019 Genevant had a sublease for 17,900 square feet in the Company’s Burnaby facility. Sublease income from Genevant was $21 thousand and $145 thousand for the three and nine months ended September 30, 2019, and was netted against site consolidation costs and lease liability. The Company’s Burnaby facility lease and the corresponding sublease to Genevant expired on July 31, 2019.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following discussion and analysis by our management of our financial position and results of operations in conjunction with our audited consolidated financial statements and related notes thereto included as part of our Annual Report on Form 10-K for the year ended December 31, 2019 and our unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2020. Our consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles and are presented in U.S. dollars.

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
•using the results from our HBV studies to adaptively design additional clinical trials to test the efficacy of combination therapy and the duration of the result in patients;
•the expected timing of and amount for payments related to the Enantigen Therapeutics, Inc. transaction;
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
•our expectation for AB-729 for preliminary results from the multi-dose 60 mg cohorts with a dosing interval of every four weeks and follow-up data on the 60 mg and 90 mg single-dose cohorts to be presented at an upcoming scientific meeting later this year;
•our expectation for AB-729 for preliminary results from the 60 mg multi-dose cohorts with a dosing interval of every eight weeks and the 90 mg single-dose cohort in HBV DNA positive subjects to be available in the fourth quarter of 2020;
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
•our expectation to initiate the Phase 2 clinical trial under our clinical collaboration agreement with Assembly BioSciences, Inc. (“Assembly”) in the first half of 2021;
•our expectation to enroll approximately 60 subjects in the Phase 2 clinical trial with Assembly;
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

OVERVIEW

Arbutus is a clinical-stage biopharmaceutical company primarily focused on developing a cure for people with chronic hepatitis B virus (“HBV”) infection. We are advancing multiple drug product candidates that may be combined into a potentially curative regimen for chronic HBV infection. We have also initiated a drug discovery and development effort for treating coronaviruses, including COVID-19.

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

Our HBV product pipeline consists of the following programs:

We believe that AB-729, our subcutaneously administered RNAi product candidate, may be combinable with AB-836, our lead capsid inhibitor product candidate, and other currently-marketed or investigational therapies, in our first proprietary combination therapy for chronic HBV patients. In parallel, we are in lead optimization with several oral compounds for our PD-L1 program and our next-generation HBV RNA destabilizer program. In addition, we announced in August 2020, that we entered into a clinical collaboration agreement with Assembly BioSciences, Inc. (“Assembly”) to evaluate AB-729 in combination with Assembly’s lead HBV core inhibitor (capsid inhibitor) candidate vebicorvir (VBR) and standard-of-care nucleos(t)ide reverse transcriptase inhibitor (“NrtI”) therapy for the treatment of patients with chronic HBV infection. This collaboration will include a randomized, multi-center, open-label Phase 2 clinical trial that will explore the safety, pharmacokinetics, and antiviral activity of the triple combination of AB-729, VBR and an NrtI compared to the double combinations of VBR with an NrtI and AB-729 with an NrtI. This trial is expected to initiate in the first half of 2021 and enroll approximately 60 virologically-suppressed subjects with chronic HBV infection.

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
•In Part 3, chronic hepatitis B subjects, HBV DNA negative first and HBV DNA positive later, will receive multiple doses of AB-729 for up to six months at four, eight or twelve week dosing intervals.

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

In March 2020, we also announced positive preliminary results in two cohorts (60 mg and 180 mg dose groups) of chronic hepatitis B subjects and, in May 2020, we announced additional Week 12 follow-up data on the 60 mg cohort. Week 12 data for the 90 mg single-dose cohort were reported in September 2020. All chronic hepatitis B subjects were on nucleos(t)ide antiviral therapy and received a single subcutaneous injection of AB-729.

Mean HBsAg changes from baseline:

	60 mg Single-Dose Cohort (B) (N=6)	90 mg Single-Dose Cohort (C) (N=6)	180 mg Single-Dose Cohort (A) (N=4)
Week 12 (day 84) mean log10 IU/mL (Standard Error of the Mean)	-0.99 (0.24)	-1.23 (0.18)	-0.98 (0.22)

All single-dose cohorts achieved meaningful week 12 mean log10 (SE) HBsAg declines and the 60 mg and 90 mg single doses demonstrated favorable safety and tolerability profiles with no SAEs.  Most AEs were mild (13/15) and considered unrelated (12/15) to AB-729. One subject receiving the 180 mg dose who experienced the highest HBsAg decline also experienced a Grade 3 ALT/AST flare. Notably, this subject experienced an unrelated gastroenteritis and self-medicated.

We are currently dosing two 60 mg multi-dose cohorts of subjects with chronic HBV infection with dosing intervals of every four and eight weeks, respectively. Results from the 60 mg multi-dose cohort with a dosing interval of every four weeks and additional follow-up data on the 60 mg and 90 mg single-dose cohorts are expected to be disclosed as part of an oral presentation at the upcoming American Association for the Study of Liver Disease Conference (“AASLD”) in November. Separately, results from the 60 mg multi-dose cohort with a dosing interval of every eight weeks and a 90 mg single-dose cohort in HBV DNA positive subjects are expected in the fourth quarter of 2020. Additionally, the Company is dosing two 90 mg multi-dose cohorts of subjects with chronic HBV infection with dosing intervals of every eight and twelve weeks, respectively.

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

Our oral capsid inhibitor discovery effort generated promising next-generation compounds, which led to the nomination of AB-836 in January 2020. AB-836 is a novel chemical series differentiated from competitor compounds with the potential for increased efficacy and an enhanced resistance profile. AB-836 leverages a novel binding site within the core protein dimer-dimer interface, has shown to be active against NA resistant variants and has the potential to address certain known capsid resistant variants. AB-836 is anticipated to be combinable with other mechanisms of action and is also anticipated to be dosed once daily. We anticipate completing CTA/IND-enabling studies for AB-836 by the end of 2020.

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

While our core mission is to find a cure for hepatitis B, the magnitude of the coronavirus pandemic is undeniable. Given our proven expertise in the discovery of new antiviral therapies, we feel compelled to work towards the discovery of a new treatment. To that end, we have assembled an internal team of expert scientists under the direction of our Chief Scientific Officer, Dr. Michael Sofia, to identify novel small molecule therapies to treat COVID-19 and future coronavirus outbreaks. Dr. Sofia, who was awarded the Lasker-DeBakey Award for his discovery of sofosbuvir, brings extensive antiviral drug discovery experience to this new program. We have also recently joined the COVID R&D consortium to further support and expedite efforts to address the SARS-CoV-2 pandemic and any future coronavirus outbreaks. At this time, our COVID-19 research program will focus on the discovery and development of new molecular entities that address specific viral targets including the nsp12 viral polymerase and the nsp5 viral protease. These targets are essential viral proteins which we have experience in targeting. We are actively screening multiple new oral molecular entities.

Royalty Entitlements and Collaborations

Alnylam Pharmaceuticals, Inc. and Acuitas Therapeutics, Inc.

The Company has two royalty entitlements to Alnylam Pharmaceuticals, Inc.’s (“Alnylam”) global net sales of ONPATTRO® (“ONPATTRO”).

In 2012, we entered into a license agreement with Alnylam that entitles Alnylam to develop and commercialize products with our lipid nanoparticle (“LNP”) delivery technology. Alnylam’s ONPATTRO, which represents the first approved application of our LNP technology, was approved by the United States Food and Drug Administration (“FDA”) and the European Medicines Agency (“EMA”) during the third quarter of 2018 and was launched by Alnylam immediately upon approval in the United States. Under the terms of this license agreement, we are entitled to tiered royalty payments on global net sales of ONPATTRO ranging from 1.00% - 2.33% after offsets, with the highest tier applicable to annual net sales above $500 million. This royalty interest was sold to OMERS, effective as of January 1, 2019, for $20 million in gross proceeds before advisory fees. OMERS will retain this entitlement until it has received $30 million in royalties, at which point 100% of this royalty entitlement on future global net sales of ONPATTRO will revert to us. OMERS has assumed the risk of collecting up to $30 million of future royalty payments from Alnylam and we are not obligated to reimburse OMERS if they fail to collect any such future royalties. If this royalty entitlement reverts to us, it has the potential to provide an active royalty stream or to be otherwise monetized again in full or in part.
We also have rights to a second, lower royalty interest on global net sales of ONPATTRO originating from a settlement agreement and subsequent license agreement with Acuitas.  This royalty entitlement from Acuitas has been retained by us and was not part of the royalty entitlement sale to OMERS.

Genevant Sciences, Ltd.

In April 2018, we entered into an agreement with Roivant Sciences Ltd. (“Roivant”), our largest shareholder, to launch Genevant Sciences Ltd. (“Genevant”), a company focused on the discovery, development, and commercialization of a broad range of RNA-based therapeutics enabled by Arbutus’ LNP and ligand conjugate delivery technologies. We licensed exclusive rights to our LNP and ligand conjugate delivery platforms to Genevant for RNA-based applications outside of HBV, except to the extent certain rights had already been licensed to other third parties. We retained all rights to our LNP and conjugate delivery platforms for HBV. We are entitled to receive tiered low single-digit royalties on future sales of Genevant products covered by the licensed patents. If Genevant sub-licenses the intellectual property licensed by us to Genevant, we would receive upon the commercialization of a product developed by such sub-licensee the lesser of (i) twenty percent of the revenue received by Genevant for such sublicensing and (ii) tiered low single-digit royalties on product sales by the sublicensee.

On July 23, 2020, the United States Patent and Trademark Office before the Patent Trial and Appeal Board (“PTAB”) announced their decision in Moderna Therapeutics, Inc.'s challenge of the validity of U.S. Patent 8,058,069 (“the ‘069 Patent”). In this decision, the PTAB determined no challenged claims were unpatentable. While Arbutus is the patent holder, this patent has been licensed to Genevant. The ‘069 Patent was included in this license agreement between Genevant and Arbutus.

On July 31, 2020, Roivant recapitalized Genevant through an equity investment and conversion of previously issued convertible debt securities held by Roivant. We participated in the recapitalization of Genevant with an equity investment of $2.5 million. In connection with the recapitalization, the three parties entered into an Amended and Restated Shareholders Agreement that provides Roivant with substantial control of Genevant. We have a non-voting observer seat on Genevant’s Board of Directors. As of September 30, 2020, we owned approximately 16% of the common equity of Genevant and the carrying value of our investment in Genevant was zero. Our entitlement to receive future royalties or sublicensing revenue from Genevant was not impacted by the recapitalization.

Collaboration with Assembly BioSciences, Inc.

In August 2020, the Company and Assembly entered into a clinical collaboration agreement to evaluate AB-729 in combination with Assembly’s lead HBV core inhibitor (capsid inhibitor) candidate VBR and standard-of-care Nrtl therapy for the treatment of patients with chronic HBV infection. The companies will share in the costs of the collaboration and the associated clinical trial is projected to initiate in the first half of 2021.

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

RESULTS OF OPERATIONS
The following summarizes the results of our operations for the periods shown:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in thousands)
Total revenue	$1,523	$3,061	$4,528	$4,393
Operating expenses	16,740	94,086	46,033	135,259
Loss from operations	(15,217)	(91,025)	(41,505)	(130,866)
Other income (loss)	(3,538)	(4,134)	(5,198)	(10,859)
Loss before income taxes	(18,755)	(95,159)	(46,703)	(141,725)
Income tax benefit	—	12,656	—	12,656
Net loss	(18,755)	(82,503)	(46,703)	(129,069)
Dividend accretion of convertible preferred shares	(3,027)	(2,792)	(9,000)	(8,269)
Net loss attributable to common shares	$(21,782)	$(85,295)	$(55,703)	$(137,338)

Revenue

Revenues are summarized in the following tables:

	Three Months Ended September 30,
	2020	% of Total	2019	% of Total
	(in thousands, except percentages)
Revenue from collaborations and licenses
Acuitas Therapeutics, Inc.	$774	51%	$516	17%
Gritstone Oncology, Inc.	—	—%	1,722	56%
Other milestone and royalty payments	54	4%	362	12%
Non-cash royalty revenue
Alnylam Pharmaceuticals, Inc.	695	46%	461	15%
Total revenue	$1,523	100%	$3,061	100%

	Nine Months Ended September 30,
	2020	% of Total	2019	% of Total
	(in thousands, except percentages)
Revenue from collaborations and licenses
Acuitas Therapeutics, Inc.	$2,288	51%	$1,161	26%
Gritstone Oncology, Inc.	—	—%	1,789	41%
Other milestone and royalty payments	199	4%	464	11%
Non-cash royalty revenue
Alnylam Pharmaceuticals, Inc.	2,041	45%	979	22%
Total revenue	$4,528	100%	$4,393	100%

Revenue contracts are addressed in detail in the Overview section of Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2019 Form 10-K.

Revenue decreased $1.5 million for the three months ended September 30, 2020, compared to the same period in 2019, due primarily to a $1.5 million development milestone earned in 2019 under our license agreement with Gritstone Oncology, Inc. (“Gritstone”).

Revenue increased $0.1 million for the nine months ended September 30, 2020, compared to the same period in 2019, due primarily to a $2.2 million increase in royalties from the growth of Alnylam’s sales of ONPATTRO, partially offset by a $1.8 million decrease in milestone and royalty revenue from Gritstone.

Operating expenses

Operating expenses are summarized in the following tables:

	Three Months Ended September 30,
	2020	% of Total	2019	% of Total
	(in thousands, except percentages)
Research and development	$12,065	72%	$17,731	19%
General and administrative	4,065	24%	3,249	3%
Depreciation	490	3%	507	1%
Change in fair value of contingent consideration	120	1%	(376)	—%
Site consolidation	—	—%	182	—%
Impairment of intangible assets	—	—	43,836	47%
Impairment of goodwill	—	—	22,471	24%
Arbitration	—	—	6,486	7%
Total operating expenses	$16,740	100%	$94,086	100%

	Nine Months Ended September 30,
	2020	% of Total	2019	% of Total
	(in thousands, except percentages)
Research and development	$32,946	72%	$45,183	33%
General and administrative	11,184	24%	15,850	12%
Depreciation	1,491	3%	1,521	1%
Change in fair value of contingent consideration	348	1%	(121)	—%
Site consolidation	64	—%	33	—%
Impairment of intangible assets	$—	—%	$43,836	32%
Impairment of goodwill	$—	—%	$22,471	17%
Arbitration	$—	—%	$6,486	5%
Total operating expenses	$46,033	100%	$135,259	100%

Research and development

Research and development expenses consist primarily of clinical and pre-clinical trial expenses, personnel expenses, consulting and third party expenses, consumables and materials, as well as a portion of stock-based compensation and general overhead costs.

Research and development expenses decreased $5.7 million and $12.2 million for the three and nine months ended September 30, 2020, respectively, as compared to the same periods in 2019. The decrease was due primarily to the October 2019 decision to discontinue development of AB-506, our prior generation capsid inhibitor product candidate, as well as higher spend on AB-729 during 2019 for preclinical studies and drug product supply in preparation for the Phase 1a/1b clinical trial which commenced in the second quarter of 2019. These decreases for the three and nine months ended September 30, 2020 were partially offset by higher spend related to AB-836, our next generation capsid inhibitor.

A significant portion of our research and development expenses are not tracked by project as they benefit multiple projects or our technology platform and because our most-advanced programs are not yet in late-stage clinical development.

General and administrative

General and administrative expenses increased $0.8 million for the three months ended September 30, 2020, as compared to the same period in 2019 due primarily to increased compensation-related expenses and an increase in insurance premiums.

General and administrative expenses decreased $4.7 million for the nine months ended September 30, 2020 due primarily to our former President and Chief Executive Officer's departure from the company in June 2019 and a decrease in legal fees primarily associated with the arbitration case with the University of British Columbia that was settled in September 2019. In accordance with the terms of his legacy employment agreement, our former President and Chief Executive Officer received $2.3 million of cash severance, which was paid in July 2019, and we recognized $1.1 million of non-cash stock-based compensation expense for accelerated vesting of his stock options. Partially offsetting the decreases in general and administrative expenses were increased stock-based compensation expense and an increase in insurance premiums.

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

Site consolidation

As of September 30, 2020, we have recognized all of the expense related to our site consolidation.

Other income (loss)

Other income (loss) is summarized in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in thousands)
Interest income	$100	$503	$645	$1,709
Interest expense	(1,074)	(1,100)	(3,214)	(1,114)
Foreign exchange (losses) / gains	(19)	(25)	(84)	43
Net equity investment loss	(2,545)	(3,512)	(2,545)	(11,497)
Total other loss	$(3,538)	$(4,134)	$(5,198)	$(10,859)

Interest income

The decreases in interest income for the three and nine months ended September 30, 2020, compared to the same periods in 2019 were due primarily to a general decline in market interest rates.

Interest expense

Interest expense for the three and nine months ended September 30, 2020 consisted primarily of non-cash amortization of the liability related to the sale of future royalties, which occurred in July 2019.

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

We determined that this $2.5 million additional investment in Genevant was funding prior losses and recorded the amount as an equity investment loss on the Condensed Consolidated Statements of Operations and Comprehensive Loss during the third quarter of 2020. For the three and nine months ended September 30, 2019, we recorded $3.5 million and $11.5 million of equity investment losses, respectively. The equity investment losses for 2019 reflected our proportionate share of Genevant’s net results on a one-quarter lag basis.

Due to our loss of significant influence with respect to Genevant as a result of the recapitalization, we discontinued the use of equity method accounting for our interest in Genevant. Following the recapitalization, we account for our interest in Genevant as equity securities without readily determinable fair values. Accordingly, an estimate of the fair value of the securities is based on the original cost less previously recognized equity method losses, less impairments, plus or minus changes resulting from future observable price changes in orderly transactions for identical or a similar Genevant securities. As of September 30, 2020, the carrying value of our investment in Genevant was zero and we owned approximately 16% of the common equity of Genevant.

Our entitlement to receive future royalties or sublicensing revenue from Genevant was not impacted by the recapitalization.

LIQUIDITY AND CAPITAL RESOURCES

The following table summarizes our cash flow activities for the periods indicated:

	Nine Months Ended September 30,
	2020	2019
	(in thousands)
Net loss	$(46,703)	$(129,069)
Non-cash items	10,365	73,410
Net change in operating items	(90)	(1,996)
Net cash used in operating activities	(36,428)	(57,655)
Net cash provided by investing activities	35,067	87,160
Net cash provided by financing activities	66,536	23,564
Effect of foreign exchange rate changes on cash and cash equivalents	(56)	71
Increase in cash and cash equivalents	65,119	53,140
Cash and cash equivalents, beginning of period	31,799	36,942
Cash and cash equivalents, end of period	$96,918	$90,082

Since our incorporation, we have financed our operations through the sales of equity, debt, revenues from research and development collaborations and licenses with corporate partners, royalty monetization, interest income on funds available for investment, and government contracts, grants and tax credits.

For the nine months ended September 30, 2020, $36.4 million of cash was used in operating activities compared to $57.7 million of cash used in the nine months ended September 30, 2019. The decrease in net cash used in operating activities was related primarily to lower research and development expenses from our decision in October 2019 to discontinue development of AB-506 as well as higher spend on AB-729 during 2019 for preclinical studies and drug product supply in preparation for the Phase 1a/1b clinical trial which commenced in the second quarter of 2019, in addition to the payment of a $5.9 million arbitration award to UBC during the nine months ended September 30, 2019.

For the nine months ended September 30, 2020, net cash provided by investing activities was $35.1 million as we purchased additional investments in marketable securities of $28.9 million, while $66.5 million of short-term investments matured. For the nine months ended September 30, 2019, net cash provided by investing activities was $87.2 million as certain short-term investments matured.

For the nine months ended September 30, 2020, net cash provided by financing activities was $66.5 million due primarily to proceeds from sales of common shares under our open market sale agreement, as amended, with Jefferies LLC (“Jefferies”). For the nine months ended September 30, 2019, net cash provided by financing activities was $23.6 million due primarily to proceeds from the sale of a portion of our future royalties from sales of ONPATTRO and proceeds from sales of common shares under our open market sale agreement.

Sources of Liquidity

As of September 30, 2020, we had cash, cash equivalents and investments of $118.3 million. We had no outstanding debt at September 30, 2020.

In December 2018, we entered into an Open Market Sale Agreement with Jefferies (the “Sale Agreement”), under which we could issue and sell common shares, from time to time, for an aggregate sales price of up to $50.0 million. In December 2019, we entered into an amendment to the Sale Agreement with Jefferies (the “2019 Amendment”) in connection with the filing of a shelf registration statement on Form S-3 (File No. 333-235674), filed with the SEC on December 23, 2019 (the “Shelf Registration Statement”). The 2019 Amendment revised the original Sale Agreement to reflect that we may sell our common shares, from time to time, for an aggregate sales price of up to $50.0 million, under the Shelf Registration Statement. During July 2020, we fully utilized the remaining availability under the Sale Agreement, as amended by the 2019 Amendment. In August 2020, we entered into a new amendment to the Sale Agreement (the “2020 Amendment”) with Jefferies. Pursuant to the 2020 Amendment, we can issue and sell common shares, from time to time, for an aggregate sales price of up to an additional $75.0 million under the Sale Agreement. For the three and nine months ended September 30, 2020, we issued 13,258,096 and 19,696,361 common shares, respectively, under the Sale Agreement, as amended, resulting in net proceeds of approximately $48.8 million and $66.1 million, respectively. As of September 30, 2020, there is approximately $62.3 million available under the Sale Agreement, as amended.

In August 2020, we filed a new $200 million shelf registration statement on Form S-3 (File No. 333-248467), which was declared effective by the SEC on October 22, 2020 (the “New Shelf Registration Statement”). We have not yet sold any securities under the New Shelf Registration Statement.

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

Cash requirements

At September 30, 2020, we held an aggregate of $118.3 million in cash, cash equivalents and investments. We believe that our cash, cash equivalents and investments as of September 30, 2020 is sufficient to fund our operations into mid-2022. In the future, substantial additional funds will be required to continue with the active development of our pipeline products and technologies.

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

ITEM 4.      CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2020. The term “disclosure controls and procedures”, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure, particularly during the period in which this Quarterly Report on Form 10-Q was being prepared. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their desired objectives, and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2020, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a–15(f) and 15d–15(f) under the Exchange Act) during the three months ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.       LEGAL PROCEEDINGS

For other information regarding legal matters, please refer to note 8. Contingencies and Commitments to the condensed consolidated financial statements contained in Part I of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.
Moderna Inter Partes Review Petitions

On February 21, 2018 and on March 5, 2018, Moderna Therapeutics, Inc. (“Moderna”) filed petitions requesting the United States Patent and Trademark Office to institute an Inter Partes Review of Arbutus United States Patents 9,404,127 (“’127 patent”) and 9,364,435 (“’435 patent”), respectively. In its petitions, Moderna sought to invalidate all claims of each Arbutus patent based on Moderna’s allegation that the claims are anticipated and/or obvious. Arbutus filed a response to Moderna’s petitions on June 14, 2018. On September 12, 2018, the Patent Trial and Appeal Board (“PTAB”) rendered its decision to institute Inter Partes Review of both challenged patents. Arbutus’ response was provided December 21, 2018. Oral hearing took place on June 6, 2019. On September 10, 2019, the PTAB rendered its decision on the ‘127 patent, holding all claims invalid as anticipated and on September 11, 2019, the PTAB rendered its decision on the ‘435 patent, holding certain claims invalid and upholding other claims as valid. On February 27, 2020, the Federal Circuit vacated the ‘127 IPR decision and remanded it back to the PTAB for rehearing, where it is presently being held in abeyance until the Supreme Court acts on a petition for writ of certiorari filed July 23, 2020 in a different case. On October 13, 2020, the Supreme Court granted certiorari in United States v. Athrax, Inc. which was the basis of the Federal Circuit’s remand in the ‘127 IPR. On November 27, 2019, Moderna and Arbutus both appealed the ‘435 IPR decision. Moderna filed its opening brief on May 4, 2020. Arbutus’ opening and responsive brief was provided on July 27, 2020. Moderna filed its reply and responsive brief on October 5, 2020.

On January 9, 2019, Moderna filed an additional petition requesting Inter Partes Review of Arbutus United States Patent 8,058,069 (“’069 patent”). The PTAB instituted Inter Partes Review of the ‘069 patent on July 24, 2019, with a hearing held on April 22, 2020. On July 23, 2020, the PTAB rendered its decision on the ‘069 patent, upholding all claims as valid. On September 23, 2020, Moderna appealed the ‘069 IPR decision.

Moderna and Merck European Oppositions

On April 5 2018, Moderna and Merck, Sharp & Dohme Corporation (“Merck”) filed Notices of Opposition to Arbutus’ European patent EP 2279254 (“’254 patent”) with the European Patent Office (“EPO”), requesting that the patent be revoked in its entirety for all contracting states. Arbutus filed a response to Moderna and Merck’s oppositions on September 3, 2018. A hearing was conducted before the Opposition Division on October 10, 2019. At the conclusion of the hearing, the EPO upheld an auxiliary request adopting the amendment, as put forth by Arbutus, of certain claims of the ‘254 patent. In February 2020 Moderna and Merck filed Notices of Appeal challenging the EPO’s grant of the auxiliary request. Merck filed its notice of appeal on February 24, 2020 and Moderna on February 27, 2020. Arbutus’ response was filed on September 8, 2020.

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
3.1
Notice of Articles and Articles of the Company, as amended (incorporated herein by reference to Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2017, filed with the SEC on March 16, 2018)

3.2
Amendment to Articles of the Company (incorporated herein by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018, filed with the SEC on November 7, 2018)

4.1
Governance Agreement between the Company and Roivant Sciences Ltd., a Bermuda exempted company, dated January 11, 2015 (incorporated herein by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K/A filed with the SEC on January 26, 2015)

10.1
Amendment No. 2 to the Open Market Sale AgreementSM, dated August 7, 2020, by and between Arbutus Biopharma Corporation and Jefferies LLC (incorporated herein by reference to Exhibit 1.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 7, 2020.)

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following materials from Arbutus Biopharma Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, formatted in inline XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations; (iii) Condensed Consolidated Statements of Comprehensive Loss; (iv) Condensed Consolidated Statements of Stockholders’ Equity; (v) Condensed Consolidated Statements of Cash Flows; and (vi) Notes to Condensed Consolidated Financial Statements

104	Cover page interactive data file (embedded within the inline XBRL document and included in Exhibit 101)
* Filed herewith.
** Furnished herewith.

SIGNATURES
   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 5, 2020.

ARBUTUS BIOPHARMA CORPORATION

By:	/s/ William H Collier
William H Collier
President and Chief Executive Officer