Form 10-Q
period 2021-03-31
Arbutus Biopharma Corp
filed 2021-05-05
CIK 1447028

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
OR
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
Yes  ☐     No ☒
As of May 3, 2021, the registrant had 96,387,749 common shares, without par value, outstanding.

ARBUTUS BIOPHARMA CORPORATION

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
ARBUTUS BIOPHARMA CORPORATION
Condensed Consolidated Balance Sheets
(Unaudited)
(In thousands of U.S. Dollars, except share and per share amounts)

	March 31, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$79,421	$52,251
Investments in marketable securities, current	52,540	71,017
Accounts receivable	1,265	1,312
Prepaid expenses and other current assets	4,115	3,124
Total current assets	137,341	127,704
Property and equipment, net of accumulated depreciation of $8,063 (December 31, 2020: $7,621)	6,584	6,927
Right of use asset	2,315	2,405
Other non-current assets	—	44
Total assets	$146,240	$137,080
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued liabilities	$6,063	$8,901
Liability-classified options	198	250
Lease liability, current	432	390
Total current liabilities	6,693	9,541
Liability related to sale of future royalties	19,366	19,554
Contingent consideration	3,555	3,426
Lease liability, non-current	2,477	2,593
Total liabilities	32,091	35,114
Stockholders’ equity
Preferred shares
Authorized: unlimited number without par value
Issued and outstanding: 1,164,000 (December 31, 2020: 1,164,000)	152,620	149,408
Common shares
Authorized: unlimited number without par value
Issued and outstanding: 96,245,371 (December 31, 2020: 89,678,722)	1,013,118	985,939
Additional paid-in capital	62,133	60,751
Deficit	(1,065,554)	(1,045,961)
Accumulated other comprehensive loss	(48,168)	(48,171)
Total stockholders’ equity	114,149	101,966
Total liabilities and stockholders’ equity	$146,240	$137,080

See accompanying notes to the condensed consolidated financial statements.

ARBUTUS BIOPHARMA CORPORATION
Condensed Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)
(In thousands of U.S. Dollars, except share and per share amounts)

	Three Months Ended March 31,
	2021	2020
Revenue
Collaborations and licenses	$1,154	$835
Non-cash royalty revenue	959	656
Total Revenue	2,113	1,491
Operating expenses
Research and development	13,370	10,416
General and administrative	3,847	3,553
Depreciation	443	500
Change in fair value of contingent consideration	129	112
Site consolidation	—	57
Total operating expenses	17,789	14,638
Loss from operations	(15,676)	(13,147)
Other income (loss)
Interest income	39	345
Interest expense	(772)	(1,041)
Foreign exchange gain (loss)	28	(18)
Total other loss	(705)	(714)
Loss before income taxes	(16,381)	(13,861)
Net loss	(16,381)	(13,861)
Items applicable to preferred shares:
Dividend accretion of convertible preferred shares	(3,212)	(2,978)
Net loss attributable to common shares	$(19,593)	$(16,839)

Loss per share
Basic and diluted	$(0.21)	$(0.25)
Weighted average number of common shares
Basic and diluted	93,434,378	67,683,586

Comprehensive income (loss)
Unrealized gain on available-for-sale securities	$3	$251
Comprehensive loss	$(16,378)	$(13,610)
See accompanying notes to the condensed consolidated financial statements.

ARBUTUS BIOPHARMA CORPORATION
Condensed Consolidated Statement of Stockholders’ Equity
(Unaudited)
(In thousands of U.S. Dollars, except share and per share amounts)

	Convertible Preferred Shares		Common Shares
	Number of Shares	Share Capital	Number of Shares	Share Capital	Additional Paid-In Capital	Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Balance December 31, 2020	1,164,000	$149,408	89,678,722	$985,939	$60,751	$(1,045,961)	$(48,171)	$101,966
Accretion of accumulated dividends on Preferred Shares	—	3,212	—	—	—	(3,212)	—	—
Stock-based compensation	—	—	—	—	1,647	—	—	1,647
Certain fair value adjustments to liability stock option awards	—	—	—	—	40	—	—	40
Issuance of common shares pursuant to the Open Market Sale Agreement	—	—	6,395,780	26,419	—	—	—	26,419
Issuance of common shares pursuant to exercise of options	—	—	65,952	335	(127)	—	—	208
Issuance of common shares pursuant to ESPP	—	—	104,917	425	(178)	—	—	247
Unrealized gain on available-for-sale securities	—	—	—	—	—	—	3	3
Net loss	—	—	—	—	—	(16,381)	—	(16,381)
Balance March 31, 2021	1,164,000	$152,620	96,245,371	$1,013,118	$62,133	$(1,065,554)	$(48,168)	$114,149

	Convertible Preferred Shares		Common Shares
	Number of Shares	Share Capital	Number of Shares	Share Capital	Additional Paid-In Capital	Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Balance December 31, 2019	1,164,000	137,285	64,780,314	$898,535	$55,246	$(970,093)	$(48,229)	$72,744
Accretion of accumulated dividends on Preferred Shares	—	2,978	—	—	—	(2,978)	—	—
Stock-based compensation	—	—	—	—	1,460	—	—	1,460
Certain fair value adjustments to liability stock option awards	—	—	—	—	180	—	—	180
Issuance of common shares pursuant to the Open Market Sale Agreement	—	—	4,147,081	12,315	—	—	—	12,315
Issuance of common shares pursuant to exercise of options	—	—	34,000	249	(83)	—	—	166
Unrealized gain on available-for-sale securities	—	—	—	—	—	—	252	252
Net loss	—	—	—	—	—	(13,861)	—	(13,861)
Balance March 31, 2020	1,164,000	$140,263	68,961,395	$911,099	$56,803	$(986,932)	$(47,977)	$73,256

See accompanying notes to the condensed consolidated financial statements.

ARBUTUS BIOPHARMA CORPORATION
Condensed Consolidated Statements of Cash Flow
(Unaudited)
(In thousands of U.S. Dollars)

	Three Months Ended March 31,
	2021	2020
OPERATING ACTIVITIES
Net loss	$(16,381)	$(13,861)
Non-cash items:
Depreciation	443	500
Stock-based compensation expense	1,635	1,445
Unrealized foreign exchange losses (gains)	44	10
Change in fair value of contingent consideration	129	112
Non-cash royalty revenue	(959)	(656)
Non-cash interest expense	771	1,039
Net accretion and amortization of investments in marketable securities	159	(2)
Net change in operating items:
Accounts receivable	47	132
Prepaid expenses and other assets	(857)	(439)
Accounts payable and accrued liabilities	(2,796)	(3,602)
Other liabilities	(116)	(131)
Net cash used in operating activities	(17,881)	(15,453)
INVESTING ACTIVITIES
Purchase of investments	(2,030)	(24,369)
Disposition of investments	20,350	21,968
Acquisition of property and equipment	(99)	—
Net cash provided (used) by investing activities	18,221	(2,401)
FINANCING ACTIVITIES
Issuance of common shares pursuant to the Open Market Sale agreement	26,419	12,315
Issuance of common shares pursuant to exercise of options	208	166
Issuance of common shares pursuant to ESPP	247	—
Net cash provided by financing activities	26,874	12,481
Effect of foreign exchange rate changes on cash and cash equivalents	(44)	(10)
Increase (decrease) in cash and cash equivalents	27,170	(5,383)
Cash and cash equivalents, beginning of period	52,251	31,799
Cash and cash equivalents, end of period	$79,421	$26,416

Supplemental cash flow information
Preferred shares dividends accrued	(3,212)	(2,978)
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

The Company’s two lead product candidates are AB-729, the Company’s proprietary subcutaneously-delivered RNA interference (“RNAi”) product candidate that suppresses HBsAg expression, and AB-836, the Company’s proprietary next-generation oral capsid inhibitor that suppresses HBV DNA replication. AB-729 is currently in an ongoing Phase 1a/1b clinical trial and a Phase 2 clinical trial in collaboration with Assembly Biosciences, Inc. (“Assembly”). The Company initiated a Phase 1a/1b clinical trial for AB-836 in the first quarter of 2021 with initial data expected in the second half of 2021.

Liquidity

At March 31, 2021, the Company had an aggregate of $132.0 million in cash, cash equivalents and investments in marketable securities. The Company believes that these cash resources will be sufficient to fund its operations through the third quarter of 2022.

The success of the Company is dependent on obtaining the necessary regulatory approvals to bring its products to market and achieve profitable operations. The Company’s research and development activities and the commercialization of its products are dependent on its ability to successfully complete these activities and to obtain adequate financing through a combination of financing activities and operations. It is not possible to predict either the outcome of the Company’s existing or future research and development programs or the Company’s ability to continue to fund these programs in the future.

COVID-19 Impact

In December 2019, an outbreak of a novel strain of coronavirus (COVID-19) was identified in Wuhan, China. This virus continues to spread globally, has been declared a pandemic by the World Health Organization and has spread to nearly every country in the world. The impact of this pandemic has been, and will likely continue to be, extensive in many aspects of society. The pandemic has resulted in and will likely continue to result in significant disruptions to businesses. A number of countries and other jurisdictions around the world have implemented extreme measures to try and slow the spread of the virus. These measures include the closing of businesses and requiring people to stay in their homes, the latter of which raises uncertainty regarding the ability to travel to hospitals in order to participate in clinical trials. Additional measures that have had, and will likely continue to have, a major impact on clinical development, at least in the near-term, include shortages and delays in the supply chain, as well as prohibitions in certain countries on enrolling subjects in new clinical trials. Future disruptions related to the COVID-19 pandemic could negatively impact the Company’s plans and timelines for the remainder of 2021 and beyond, including enrolling and monitoring subjects in its clinical trials.

2.      Significant accounting policies

Basis of presentation

These unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial statements and, accordingly, do not include all disclosures required for annual financial statements. These statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the year ended December 31, 2020 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 (the “2020 Form 10-K”). These unaudited condensed consolidated financial statements reflect, in the opinion of management, all adjustments and reclassifications necessary to fairly present the Company’s financial position as of March 31, 2021, the Company’s results of operations for the three months ended March 31, 2021 and the Company’s cash flows for the three months ended March 31, 2021. Such adjustments are of a normal recurring nature. The results of operations for the three months ended March 31, 2021 are not necessarily indicative of the results for the full year. These unaudited condensed consolidated financial statements follow the same significant accounting policies as those described in the notes to the audited consolidated financial statements of the Company for the year ended December 31, 2020, except as described below under Recent Accounting Pronouncements.

Principles of consolidation

These unaudited condensed consolidated financial statements include the accounts of the Company and its one wholly-owned subsidiary, Arbutus Biopharma Inc. (“Arbutus Inc.”). All intercompany transactions and balances have been eliminated. Certain prior year amounts have been reclassified to conform to the current year presentation.

Net loss attributable to common shareholders per share

The Company follows the two-class method when computing net loss attributable to common shareholders per share as the Company has issued Series A participating convertible preferred shares (“Preferred Shares”), as further described in note 10. The Company’s Preferred Shares are participating securities, as they entitle the holders to participate in dividends. However, the Company’s Preferred Shares do not require the holders to participate in losses of the Company and accordingly, if the Company reports a net loss attributable to holders of the Company’s common shares, net losses are not allocated to holders of the Preferred Shares.

Net loss attributable to common shareholders per share is calculated based on the weighted average number of common shares outstanding. Diluted net loss attributable to common shareholders per share does not differ from basic net loss attributable to common shareholders per share since the effect of the Company’s stock options and convertible preferred stock was anti-dilutive. During the three months ended March 31, 2021 and 2020, potential common shares of 35.0 million and 30.4 million, respectively, consisting of the “if-converted” number of Preferred Shares and outstanding stock options, were excluded from the calculation of net loss per share because their inclusion would be anti-dilutive.

Revenue recognition

Accounting Standards Codification 606, Revenue From Contracts with Customers (“ASC 606”) requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers under a five-step model: (i) identify contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when or as a performance obligation is satisfied.

The Company generates revenue primarily through collaboration agreements and license agreements. Such agreements may require the Company to deliver various rights and/or services, including intellectual property rights or licenses and research and development services. Under such agreements, the Company is generally eligible to receive non-refundable upfront payments, funding for research and development services, milestone payments and royalties.

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

To determine the fair value of the contingent consideration (note 8), the Company uses a probability weighted assessment of the likelihood the milestones would be met and the estimated timing of such payments, and then the potential contingent payments were discounted to their present value using a probability adjusted discount rate that reflects the early stage nature of the development program, time to complete the program development, and overall biotech indices. The Company determined the fair value of the contingent consideration was $3.6 million as of March 31, 2021 and the increase of $0.1 million has been recorded as a component of total operating expenses in the statement of operations and comprehensive loss for the three months ended March 31, 2021. The assumptions used in the discounted cash flow model are level 3 inputs as defined above. The Company assessed the sensitivity of the fair value measurement to changes in these unobservable inputs, and determined that changes within a reasonable range would not result in a materially different assessment of fair value.

The following tables present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis, and indicates the fair value hierarchy of the valuation techniques used to determine such fair value:

	Level 1	Level 2	Level 3	Total
As of March 31, 2021	(in thousands)
Assets
Cash and cash equivalents	$79,421	$—	$—	$79,421
Short-term investments	52,540	—	—	52,540
Total	131,961	—	—	131,961
Liabilities
Liability-classified options	—	—	198	198
Contingent consideration	—	—	3,555	3,555
Total	$—	$—	$3,753	$3,753

	Level 1	Level 2	Level 3	Total
As of December 31, 2020	(in thousands)
Assets
Cash and cash equivalents	$52,251	$—	$—	$52,251
Short-term investments	71,017	—	—	71,017
Total	123,268	—	—	123,268
Liabilities
Liability-classified stock option awards	—	—	250	250
Contingent consideration	—	—	3,426	3,426
Total	$—	$—	$3,676	$3,676

The following table presents the changes in fair value of the Company’s liability-classified stock option awards:

	Liability at beginning of the period	Fair value of liability-classified options exercised in the period	Increase (decrease) in fair value of liability	Liability at end of the period
	(in thousands)
Three Months Ended March 31, 2021	$250	$—	$(52)	$198
Three Months Ended March 31, 2020	$253	$(9)	$(186)	$58

The following table presents the changes in fair value of the Company’s contingent consideration:

	Liability at beginning of the period	Increase (decrease) in fair value of liability	Liability at end of the period
	(in thousands)
Three Months Ended March 31, 2021	$3,426	$129	$3,555
Three Months Ended March 31, 2020	$2,953	$112	$3,065

4.    Investments in marketable securities

Investments in marketable securities consisted of the following:

	Amortized Cost	Gross Unrealized Gain(1)	Gross Unrealized Loss(1)	Fair Value
As of March 31, 2021	(in thousands)
Cash equivalents
US government money market fund	51,210	—	—	51,210
Total	$51,210	$—	$—	$51,210
Investments in marketable securities
US government agency bonds	$4,043	$1	$—	$4,044
US treasury bills	15,996	3	—	15,999
US government bonds	32,484	13	—	32,497
Total	$52,523	$17	$—	$52,540

(1) Gross unrealized gain (loss) is pre-tax and is reported in other comprehensive loss.

	Amortized Cost	Gross Unrealized Gain(1)	Gross Unrealized Loss(1)	Fair Value
As of December 31, 2020	(in thousands)
Cash equivalents
US government money market fund	$13,703	$—	$—	$13,703
US treasury bills	2,000	—	—	2,000
Total	$15,703	$—	$—	$15,703
Investments in marketable securities
US government agency bonds	$11,550	$7	$—	$11,557
US treasury bills	21,990	2	—	21,992
US government bonds	37,463	6	(1)	37,468
Total	$71,003	$15	$(1)	$71,017

(1) Gross unrealized gain (loss) is pre-tax and is reported in other comprehensive loss.

The contractual term to maturity of the $52.5 million of marketable securities held by the Company as of March 31, 2021 is less than one year. As of December 31, 2020, the Company’s $71.0 million of marketable securities also had contractual maturities of less than one year.

There were no realized gains or losses for the three months ended March 31, 2021 or 2020.

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

On July 31, 2020, Roivant recapitalized Genevant through an equity investment and conversion of previously issued convertible debt securities held by Roivant. In addition, the Company participated in the recapitalization of Genevant with an investment of $2.5 million. The Company determined that this $2.5 million additional investment in Genevant represented the funding of prior losses and accordingly, the Company recorded the amount as an equity investment loss on the Condensed Consolidated Statements of Operations and Comprehensive Loss in 2020.

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

As of March 31, 2021, the carrying value of the Company’s investment in Genevant was zero and the Company owned approximately 16% of the common equity of Genevant.

6.      Accounts payable and accrued liabilities

Accounts payable and accrued liabilities are comprised of the following:

	March 31, 2021	December 31, 2020
	(in thousands)
Trade accounts payable	$355	$2,994
Research and development accruals	4,112	1,653
Professional fee accruals	690	679
Payroll accruals	896	3,566
Other accrued liabilities	10	9
Total accounts payable and accrued liabilities	$6,063	$8,901

7.    Sale of future royalties
On July 2, 2019, the Company entered into a Purchase and Sale Agreement (the “Agreement”) with the Ontario Municipal Employees Retirement System (“OMERS”), pursuant to which the Company sold to OMERS part of its royalty interest on future global net sales of ONPATTRO® (Patisiran) (“ONPATTRO”), an RNA interference therapeutic currently being sold by Alnylam Pharmaceuticals, Inc. (“Alnylam”).

ONPATTRO utilizes the Company’s LNP technology, which was licensed to Alnylam pursuant to the Cross-License Agreement, dated November 12, 2012, by and between the Company and Alnylam (the “LNP License Agreement”). Under the terms of the LNP License Agreement, the Company is entitled to tiered royalty payments on global net sales of ONPATTRO ranging from 1.00% to 2.33% after offsets, with the highest tier applicable to annual net sales above $500 million. This royalty interest was sold to OMERS, effective as of January 1, 2019, for $20 million in gross proceeds before advisory fees. OMERS will retain this entitlement until it has received $30 million in royalties, at which point 100% of such royalty interest on future global net sales of ONPATTRO will revert to the Company. OMERS has assumed the risk of collecting up to $30 million of future royalty payments from Alnylam and the Company is not obligated to reimburse OMERS if they fail to collect any such future royalties.

The $30 million in royalties to be paid to OMERS is accounted for as a liability, with the difference between the liability and the gross proceeds received accounted for as a discount. The discount, as well as $1.5 million of transaction costs, will be amortized as interest expense based on the projected balance of the liability as of the beginning of each period. As of March 31, 2021, the Company estimated an effective annual interest rate of approximately 16%. Over the course of the Agreement, the actual interest rate will be affected by the amount and timing of royalty revenue recognized and changes in the timing of forecasted royalty revenue. On a quarterly basis, the Company will reassess the expected timing of the royalty revenue, recalculate the amortization and effective interest rate and adjust the accounting prospectively as needed.

The Company recognizes non-cash royalty revenue related to the sales of ONPATTRO during the term of the Agreement. As royalties are remitted to OMERS from Alnylam, the balance of the recognized liability is effectively repaid over the life of the Agreement. From the inception of the royalty sale through March 31, 2021, the Company has recorded an aggregate of $6.0 million of non-cash royalty revenue for royalties earned by OMERS. There are a number of factors that could materially affect the amount and timing of royalty payments from Alnylam, none of which are within the Company’s control.
The table below shows the activity related to the net liability for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021	2020
	(in thousands)
Net liability related to sale of future royalties - beginning balance	$19,554	$18,992
Non-cash royalty revenue	(959)	(656)
Non-cash interest expense	771	1,039
Net liability related to sale of future royalties - ending balance	$19,366	$19,375

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

8.      Contingencies and commitments

Arbitration with the University of British Columbia

Certain early work on lipid nanoparticle delivery systems and related inventions was undertaken at the University of British Columbia (“UBC”), as well as by the Company that was subsequently assigned to UBC. These inventions are licensed to the Company by UBC under a license agreement, initially entered into in 1998 and as amended in 2001, 2006 and 2007. The Company has granted sublicenses under the UBC license to certain third parties, including Alnylam. In November 2014, UBC filed a demand for arbitration against the Company which alleged entitlement to unpaid royalties. In August 2019, the arbitrator issued his decision for the second phase of the arbitration, awarding UBC $5.9 million, which included interest of approximately $2.6 million. The Company paid the $5.9 million award to UBC in September 2019 and paid an additional $0.2 million award for costs and attorneys’ fees in March 2021, and this matter is now fully resolved.

On December 18, 2020, UBC delivered to the Company a notice of arbitration alleging that under the cross license between UBC and Arbutus, it is due royalties of $2.0 million plus interest arising from the Company’s sale to OMERS of part of its royalty interest on future global net sales of ONPATTRO, currently being sold by Alnylam. Oral hearings for this matter are currently scheduled to begin on April 25, 2022. The Company does not believe that any royalties are due to UBC and the Company intends to vigorously contest UBC’s allegation.

Stock Purchase Agreement with Enantigen

In October 2014, Arbutus Inc., the Company’s wholly-owned subsidiary, acquired all of the outstanding shares of Enantigen Therapeutics, Inc. (“Enantigen”) pursuant to a stock purchase agreement. The amount paid to Enantigen’s selling shareholders could be up to an additional $102.5 million in sales performance milestones in connection with the sale of the first commercialized product by the Company for the treatment of HBV, regardless of whether such product is based upon assets acquired under this agreement, and a low single-digit royalty on net sales of such first commercialized HBV product, up to a maximum royalty payment of $1.0 million that, if paid, would be offset against the Company’s milestone payment obligations. Certain other development milestones related to the acquisition were tied to programs which are no longer under development by the Company, and therefore the contingency related to those development milestones is zero.

The contingent consideration is a financial liability and is measured at its fair value at each reporting period, with any changes in fair value from the previous reporting period recorded in the statements of operations and comprehensive loss (see note 3).

The fair value of the contingent consideration was $3.6 million as of March 31, 2021.

9.      Collaborations, contracts and licensing agreements

Revenue contracts are described in detail in the Overview section of Part II, Item 8, “Financial Statements and Supplementary Data” in the Company’s 2020 Form 10-K.

Assembly Biosciences, Inc.

In August 2020, the Company entered into a clinical collaboration agreement with Assembly to evaluate AB-729 in combination with Assembly’s lead HBV core inhibitor (capsid inhibitor) candidate vebicorvir (“VBR”) and standard-of-care NA therapy for the treatment of subjects with chronic HBV infection. The Company and Assembly will share in the costs of the collaboration. The Company incurred $0.8 million of costs related to the collaboration during the three months ended March 31, 2021 and reflected those costs in research and development in the statement of operations and comprehensive loss. Except to the extent necessary to carry out Assembly’s responsibilities with respect to the collaboration trial, the Company has not provided any license grant to Assembly for use of its AB-729 compound.

X-Chem and Proteros

In March 2021, the Company, X-Chem, Inc. (“X-Chem”) and Proteros biostructures GmbH (“Proteros”) entered into a discovery research and license agreement focused on the discovery of novel inhibitors targeting the SARS-CoV-2 nsp5 main protease (Mpro). The agreement is designed to accelerate the development of pan-coronavirus agents to treat COVID-19 and potential future coronavirus outbreaks. This collaboration brings together the Company’s expertise in the discovery and development of antiviral agents with X-Chem’s industry leading DNA-encoded library (DEL) technology and Proteros’ protein sciences, biophysics and structural biology capabilities and provides important synergies to potentially identify safe and effective therapies against coronaviruses including SARS-CoV-2. The collaboration is expected to allow for the rapid screening of one of the largest small molecule libraries against Mpro (an essential protein required for the virus to replicate itself) and the use of state-of-the-art structure guided methods to rapidly optimize Mpro inhibitors, which the Company could potentially progress to clinical candidates. The agreement provides for payments by the Company to X-Chem and Proteros upon satisfaction of certain development, regulatory and commercial milestones, as well as royalties on sales.

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

Revenues are summarized in the following table:

	Three Months Ended March 31,
	2021	2020
	(in thousands)
Revenue from collaborations and licenses
Acuitas Therapeutics, Inc.	$1,095	$753
Other milestone and royalty payments	59	82
Non-cash royalty revenue
Alnylam Pharmaceuticals, Inc.	959	656
Total revenue	$2,113	$1,491

10. Stockholders’ equity

Open Market Sale Agreement

The Company has an Open Market Sale Agreement (the “Sale Agreement”) with Jefferies LLC (“Jefferies”) dated December 20, 2018, as amended on December 20, 2019 (the “2019 Amended Sale Agreement”), under which it may issue and sell common shares, from time to time, under a shelf registration statement on Form S-3 (File No. 333-235674), filed with the SEC on December 23, 2019 (the “2019 Shelf Registration Statement”). In July 2020, the Company fully utilized the remaining availability under the 2019 Amended Sale Agreement. In August 2020, the Company entered into an amendment to the 2019 Amended Sale Agreement (as amended, the “2020 Amended Sale Agreement”) with Jefferies, whereby the Company may issue and sell common shares, from time to time, for an aggregate sales price of up to $75 million, under the 2019 Shelf Registration Statement. On August 7, 2020, the Company filed a prospectus supplement with the SEC (the “August 2020 Prospectus Supplement”) under the 2019 Shelf Registration Statement in connection with the offering of up to an additional $75 million of its common shares pursuant to the 2020 Amended Sale Agreement.

The Company filed a new shelf registration statement on Form S-3 (File No. 333-248467) with the SEC on August 28, 2020 (the “2020 Shelf Registration Statement”). On March 4, 2021, the Company entered into an amendment to the 2020 Amended Sale Agreement with Jefferies to reflect that the Company may issue and sell additional common shares from time to time without a cap on the aggregate sales price (as amended, the “2021 Amended Sale Agreement”). Also, on March 4, 2021, the Company filed a prospectus supplement with the SEC (the “March 2021 Prospectus Supplement”) in connection with the offering of up to an additional $75.0 million of its common shares pursuant to the 2021 Amended Sale Agreement under the 2020 Shelf Registration Statement.

During the three months ended March 31, 2021, the Company issued 6,395,780 common shares pursuant to the 2020 Amended Sale Agreement, resulting in net proceeds of approximately $26.4 million. For the three months ended March 31, 2020, the Company issued 4,147,081 common shares pursuant to the 2019 Amended Sale Agreement, resulting in net proceeds of approximately $12.3 million.

As of March 31, 2021, there was approximately $14.2 million available under the August 2020 Prospectus Supplement and $75.0 million available under the March 2021 Prospectus Supplement.

Stock-based compensation

The table below summarizes information about the Company’s stock based compensation for the three months ended March 31, 2021 and 2020 and the expense recognized in the condensed consolidated statements of operations:

	Three Months Ended March 31,
	2021	2020
	(in thousands, except share and per share data)
Options granted during period	2,896,550	2,097,237
Weighted average exercise price	$4.33	$3.35
Stock compensation expense
Research and development	$840	$853
General and administrative	795	592
Total stock compensation expense	$1,635	$1,445

Series A Preferred Shares

On October 2, 2017, the Company announced that it entered into a subscription agreement with Roivant for the sale of Preferred Shares to Roivant for gross proceeds of $116.4 million. The Preferred Shares are non-voting and are convertible into common shares at a conversion price of $7.13 per share (which represents a 15% premium to the closing price of $6.20 per share). The purchase price for the Preferred Shares plus an amount equal to 8.75% per annum, compounded annually, will be subject to mandatory conversion into approximately 23 million common shares on October 18, 2021 (subject to limited exceptions in the event of certain fundamental corporate transactions relating to the Company’s capital structure or assets, which would permit earlier conversion at Roivant’s option). Assuming conversion of the Preferred Shares into common shares, based on the number of common shares outstanding on March 31, 2021 Roivant would hold 32% of the Company’s common shares. Roivant has agreed to a four year lock-up period for this investment and its existing holdings in the Company. Roivant has also agreed to a four year standstill whereby Roivant will not acquire greater than 49.99% of the Company’s common shares or securities convertible into common shares. Both the lockup and standstill periods expire on October 18, 2021. Following the expiration of the standstill period, Roivant will no longer be contractually prohibited from acquiring control of the Company. The initial investment of $50.0 million closed on October 16, 2017, and the remaining amount of $66.4 million closed on January 12, 2018 following regulatory and shareholder approvals.

The Company records the Preferred Shares wholly as equity with no bifurcation of the conversion feature from the host contract, given that the Preferred Shares cannot be cash settled and the redemption features are within the Company’s control, which include a fixed conversion ratio with predetermined timing and proceeds. The Company accrues for the 8.75% per annum compounding coupon at each reporting period end date as an increase to preferred share capital, and an increase to deficit (see statement of stockholders’ equity).

11.      Related party transactions

During the three months ended March 31, 2021 and 2020, Genevant purchased certain administrative services from the Company. Income from these services was less than $0.1 million in both periods and is netted against research and development expenses in the condensed consolidated statements of operations.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following discussion and analysis by our management of our financial position and results of operations in conjunction with our audited consolidated financial statements and related notes thereto included as part of our Annual Report on Form 10-K for the year ended December 31, 2020 and our unaudited condensed consolidated financial statements for the three months ended March 31, 2021. Our consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles and are presented in U.S. dollars.

REFERENCES TO ARBUTUS BIOPHARMA CORPORATION
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
•our expectation for additional data from ongoing cohorts of the Phase 1a/1b trial of AB-729 to be available in the second quarter of 2021 (other than initial data from the 90 mg every 12-week dosing interval cohort in HBV DNA negative subjects and initial data from the 90 mg every 8-week dosing interval cohort in HBV DNA positive subjects, which are expected in the second half of 2021);

•our expectation that AB-729 could be combined with our lead capsid inhibitor candidate, AB-836, and approved NAs, in our first combination therapy for HBV patients;
•our intention to initiate two Phase 2 clinical trials with AB-729, some with one or more approved or investigational agents, in the second half of 2021;
•our expectations regarding the anticipated trial design, timing, number of patients and dosing of our Phase 2 clinical trial of Assembly Biosciences, Inc.’s (“Assembly”) investigational HBV core inhibitor candidate, also known as a capsid inhibitor, vebicorvir, in combination with our proprietary GalNAc delivered RNAi therapeutic candidate, AB-729, and standard-of-care nucleos(t)ide reverse transcriptase inhibitor (NrtI) therapy for the treatment of patients with chronic HBV infection;
•the potential for an oral HBsAg-reducing agent and potential all-oral combination therapy;
•our expectation to obtain initial data from the ongoing Phase 1a/1b clinical trial for AB-836 in the second half of 2021;
•the potential for AB-836 to have increased potency and an enhanced resistance profile, compared to our previous capsid inhibitor candidate, AB-506, and other competitive capsid inhibitors;
•the potential for AB-836 to be once-daily dosing;
•the potential for AB-729 to have a dosing schedule as infrequently as every 8 to 12 weeks;
•our expectation to pursue development of a next generation oral HBV RNA-destabilizer;
•the potential for us to discover and/or develop new molecular entities for treating coronaviruses, including COVID-19;
•the potential for our collaboration with X-Chem, Inc. (“X-Chem”) and Proteros biostructures GmbH (“Proteros”) to result in the rapid screening of one of the largest small molecule libraries against Mpro and the potential for us to progress related inhibitors to clinical candidates;
•the potential for our collaboration with X-Chem, Inc. (“X-Chem”) and Proteros biostructures GmbH (“Proteros”) to result in the rapid screening of one of the largest small molecule libraries against Mpro and the potential for us to progress related inhibitors to clinical candidates;
•payments from the Gritstone Oncology, Inc. licensing agreement;
•the potential for royalty payments from the agreement related to Genevant Sciences Ltd.;
•the expected return from strategic alliances, licensing agreements, and research collaborations;
•statements with respect to revenue and expense fluctuation and guidance;
•having sufficient cash resources to fund our operations through the third quarter of 2022 based on our expectation of a net cash burn between $70 million and $75 million in 2021; and
•obtaining funding to maintain and advance our business from a variety of sources including public or private equity or debt financing, collaborative arrangements with pharmaceutical companies, other non-dilutive commercial arrangements and government grants and contracts, as well as other statements relating to our future operations, financial performance or financial condition, prospects or other future events. Forward-looking statements appear primarily in the sections of this Form 10-Q entitled “Part I, Item 1- Financial Statements (Unaudited),” and “Part I, Item 2-Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Forward-looking statements are based upon current expectations and assumptions and are subject to a number of known and unknown risks, uncertainties and other factors that could cause actual results to differ materially and adversely from those expressed or implied by such statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2020 (the “Form 10-K”), and in particular the risks and uncertainties discussed under “Item 1A-Risk Factors” of this Form 10-Q and the Form 10-K. As a result, you should not place undue reliance on forward-looking statements.
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
AB-729 is currently in an ongoing Phase 1a/1b clinical trial and a Phase 2 clinical trial in collaboration with Assembly Biosciences, Inc.(“Assembly”). We have announced positive preliminary results in the Phase 1a/1b clinical trial from several single and multi-dose cohorts of subjects with chronic HBV infection, which have demonstrated that treatment with AB-729 resulted in meaningful declines in HBsAg while being well tolerated with no serious adverse events noted after both single and repeat dosing. We expect to provide additional data from ongoing cohorts of this Phase 1a/1b clinical trial in the second quarter of 2021, except for initial data from the 90 mg every 12-week dosing interval cohort in HBV DNA negative subjects and initial data from the 90 mg every 8-week dosing interval cohort in HBV DNA positive subjects, which are expected in the second half of 2021.
We initiated a Phase 1a/1b clinical trial for AB-836 in the first quarter of 2021 with initial data anticipated in the second half of 2021. AB-836 is from a novel chemical series differentiated from competitor compounds and has the potential to provide increased efficacy and an enhanced resistance profile.
Additionally, we are in lead optimization with oral compounds that inhibit PD-L1 with the intention of reawakening patients’ HBV-specific immune response and next-generation oral HBV RNA destabilizer compounds that are designed to destabilize and ultimately degrade HBV RNAs resulting in the reduction of HBsAg.
• Creating combinations of therapeutic product candidates with complementary mechanisms of action designed to provide a functional cure for people with chronic HBV infection. We believe that our proprietary product candidates AB-729 and AB-836, along with existing approved therapies, may be combined into our first combination therapy for people with chronic HBV infection. Additionally, through our collaboration with Assembly, we have initiated a Phase 2 proof-of-concept clinical trial with a triple combination of AB-729, our RNAi product candidate, Assembly’s lead HBV core inhibitor (capsid inhibitor) product candidate, vebicorvir (“VBR”), and nucleos(t)ide analog (“NA”) therapy for the treatment of people with chronic HBV infection. We also intend to initiate two Phase 2 proof-of-concept clinical trials with AB-729 in combination with one or more approved or investigational agents in the second half of 2021 with dosing of AB-729 as infrequently as every 8 or 12 weeks.
• Advancement of an internal research program focused on identifying new small molecule antiviral medicines to treat COVID-19 and future coronavirus outbreaks. This program is focused on the discovery and development of new molecular entities for treating coronaviruses (including COVID-19) that address specific viral targets including the nsp12 viral polymerase and the nsp5 viral protease. Our collaboration with X-Chem, Inc. (“X-Chem”) and Proteros biostructures GmbH (“Proteros”) is expected to allow for the rapid screening of one of the largest small molecule libraries against Mpro (an essential protein required for the virus to replicate itself) and use state-of-the-art structure guided methods to rapidly optimize Mpro inhibitors, which we could potentially progress to clinical candidates.

Our Product Candidates

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
Our HBV product pipeline consists of the following programs:

Our two lead product candidates are AB-729 and AB-836, which are both currently in ongoing Phase 1a/1b clinical trials. Additionally, through our collaboration with Assembly, we have initiated a Phase 2 proof-of-concept clinical trial with AB-729, VBR, and an NA. In parallel, we are in lead optimization with oral compounds for our PD-L1 program and next-generation HBV RNA destabilizer program. At this time, our coronavirus research program is focused on the discovery and development of new molecular entities that address specific viral targets including the nsp12 viral polymerase and the nsp5 viral protease.

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
AB-729 is a subcutaneously-delivered RNAi therapeutic targeted to hepatocytes using our proprietary covalently conjugated GalNAc delivery technology. AB-729 reduces all HBV antigens and inhibits viral replication. In July 2019, we initiated a single- and multi-dose Phase 1a/1b clinical trial for AB-729, designed to investigate the safety, tolerability, pharmacokinetics, and pharmacodynamics of AB-729 in healthy volunteers and in chronic HBV subjects and to determine the most appropriate doses and dosing intervals to take forward into Phase 2 clinical development.
The ongoing first-in-human clinical trial of AB-729 consists of three parts:
• In Part 1, three cohorts of healthy volunteers were randomized 4:2 to receive single doses (60 mg, 180 mg or 360 mg) of AB-729 or placebo.

• In Part 2, non-cirrhotic, hepatitis B e-antigen (“HBeAg”) positive or negative chronic HBV subjects (n=6) currently taking NA therapy with HBV DNA below the limit of quantitation received single doses (60 mg to 180 mg) of AB-729. An additional cohort in Part 2 included 90 mg single-dose of AB-729 in HBV DNA positive chronic HBV subjects (n=6).
• In Part 3, chronic HBV subjects, HBV DNA negative first and HBV DNA positive later, receive multiple doses of AB-729 for up to six months. Upon completion of six months of dosing, so far, all subjects in the 60 mg dose every 4 weeks and 60 mg dose every 8 weeks cohorts have elected the option to reconsent and receive an additional six months of dosing for a total of 48 weeks.
Part 1 of the trial, which dosed healthy volunteers, was completed and supported advancing doses ranging from 60 mg to 180 mg into Part 2. We expect Part 2, which dosed subjects with chronic HBV infection with single doses of AB-729, to complete its 48 weeks of follow-up period in the second quarter of 2021. Additionally, several cohorts in Part 3 have received multiple doses of AB-729. Results to date demonstrate that treatment of AB-729 has been safe and well tolerated. Efficacy results to date suggest that:
• Single doses of 60 mg, 90 mg and 180 mg resulted in comparable mean HBsAg declines at week 12 followed by a sustained plateau phase (-0.99 log10 IU/mL vs -1.23 log10 IU/mL, vs -1.10 log10 IU/mL, respectively)
• Repeat dosing using the 60 mg dose every 4 weeks resulted in a continuous and robust mean HBsAg decline at week 16 (-1.44 log10 IU/mL, N=7) and continued through week 24 (-1.84 log10 IU/mL, N=7)
• Repeat dosing using the 60 mg dose every 8 weeks resulted in comparable mean HBsAg declines relative to the 60 mg dose every 4 weeks at week 16 (-1.39 log10 IU/mL vs -1.44 log10 IU/mL, p<0.7, respectively)
• In HBV DNA positive HBV subjects, a single 90 mg dose resulted in robust mean declines in HBsAg (-1.02 log10 IU/mL) and HBV DNA (-1.53 log10 IU/mL) at week 12, as well as decreases in HBV RNA and core-related antigen
– Similar mean HBsAg reductions were observed in HBV DNA positive and negative chronic HBV subjects
– These findings support complete target engagement by AB-729
We expect to provide additional data from ongoing cohorts of the Phase 1a/1b clinical trial in the second quarter of 2021, including additional data from the 60 mg multi-dose cohort (4 week and 8 week dosing intervals) and initial data from the 90 mg multi-dose cohort (8 week dosing interval). We expect initial data from the 90 mg every 12-week dosing interval cohort in HBV DNA negative subjects and initial data from the 90 mg every 8-week dosing interval cohort in HBV DNA positive subjects to be available in the second half of 2021. Additionally, we intend to advance AB-729 into two Phase 2 proof-of-concept combination clinical trials with one or more approved or investigational agents in the second half of 2021 with dosing of AB-729 as infrequently as every 8 or 12 weeks.
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
Our oral capsid inhibitor discovery effort generated promising next-generation compounds, which led to the nomination of AB-836 in January 2020. AB-836 is a novel chemical series differentiated from competitor compounds with the potential for increased efficacy and an enhanced resistance profile. AB-836 leverages a novel binding site within the core protein dimer-dimer interface, has shown to be active against NA resistant variants and has the potential to address certain known capsid resistant variants. AB-836 is anticipated to be combinable with other mechanisms of action and is also anticipated to be dosed once daily. We completed CTA/IND-enabling studies for AB-836 in the fourth quarter of 2020 and initiated a Phase 1a/1b clinical trial for AB-836 in the first quarter of 2021 with initial data expected in the second half of 2021.

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

COVID-19 Impact
In December 2019, an outbreak of a novel strain of coronavirus (COVID-19) was identified in Wuhan, China. This virus continues to spread globally, has been declared a pandemic by the World Health Organization and has spread to nearly every country in the world. The impact of this pandemic has been, and will likely continue to be, extensive in many aspects of society. The pandemic has resulted in and will likely continue to result in significant disruptions to businesses. A number of countries and other jurisdictions around the world have implemented extreme measures to try and slow the spread of the virus. These measures include the closing of businesses and requiring people to stay in their homes, the latter of which raises uncertainty regarding the ability to travel to hospitals in order to participate in clinical trials. Additional measures that have had, and will likely continue to have, a major impact on clinical development, at least in the near-term, include shortages and delays in the supply chain, and prohibitions in certain countries on enrolling subjects in new clinical trials. Future disruptions related to the COVID-19 pandemic could negatively impact our plans and timelines through the remainder of 2021 and beyond, including enrolling and monitoring subjects in our clinical trials.
Royalty Entitlements and Collaborations

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

Alnylam Pharmaceuticals, Inc. and Acuitas Therapeutics, Inc.

We have two royalty entitlements to Alnylam Pharmaceutical Inc.’s (“Alnylam”) global net sales of ONPATTRO.
In 2012, we entered into a license agreement with Alnylam that entitles Alnylam to develop and commercialize products with our lipid nanoparticle (“LNP”) delivery technology. Alnylam’s ONPATTRO, which represents the first approved application of our LNP technology, was approved by the United States Food and Drug Administration (“FDA”) and the European Medicines Agency (“EMA”) during the third quarter of 2018 and was launched by Alnylam immediately upon approval in the United States. Under the terms of this license agreement, we are entitled to tiered royalty payments on global net sales of ONPATTRO ranging from 1.00% - 2.33% after offsets, with the highest tier applicable to annual net sales above $500 million. This royalty interest was sold to the Ontario Municipal Employees Retirement System (“OMERS”), effective as of January 1, 2019, for $20 million in gross proceeds before advisory fees. OMERS will retain this entitlement until it has received $30 million in royalties, at which point 100% of this royalty entitlement on future global net sales of ONPATTRO will revert to us. OMERS has assumed the risk of collecting up to $30 million of future royalty payments from Alnylam and we are not obligated to reimburse OMERS if they fail to collect any such future royalties. If this royalty entitlement reverts to us, it has the potential to provide an active royalty stream or to be otherwise monetized again in full or in part. From the inception of the royalty sale through March 31, 2021, an aggregate of $6.0 million of royalties have been collected by OMERS.
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
On July 31, 2020, Roivant recapitalized Genevant through an equity investment and conversion of previously issued convertible debt securities held by Roivant. We participated in the recapitalization of Genevant with an equity investment of $2.5 million. In connection with the recapitalization, the three parties entered into an Amended and Restated Shareholders Agreement that provides Roivant with substantial control of Genevant. We have a non-voting observer seat on Genevant’s Board of Directors. As of March 31, 2021, we owned approximately 16% of the common equity of Genevant and the carrying value of our investment in Genevant was zero. Our entitlement to receive future royalties or sublicensing revenue from Genevant was not impacted by the recapitalization.

Moderna Inter Partes Review Petitions
On February 21, 2018 and March 5, 2018, Moderna Therapeutics, Inc. (“Moderna”) filed petitions requesting the United States Patent and Trademark Office to institute an Inter Partes Review of Arbutus United States Patents 9,404,127 (“the ’127 Patent”) and 9,364,435 (“the ’435 Patent”). In its petitions, Moderna sought to invalidate all claims of each patent based on Moderna’s allegation that the claims are anticipated and/or obvious. We filed a response to Moderna’s petitions on June 14, 2018. On September 12, 2018, the Patent Trial and Appeal Board (the “PTAB”) rendered its decision to institute Inter Partes Review of both the ‘127 Patent and the ‘435 Patent.
The status of these patents is as follows: with respect to the ‘127 Patent, the PTAB held all claims as invalid as anticipated on September 10, 2019. However this decision was vacated and sent back (remanded) to the PTAB for a rehearing, pending the Supreme Court’s decision whether to grant certiorari in a different case, United States v. Athrax, Inc. (“US v. Athrax”), the holding of which could impact the findings in the ‘127 Patent matter. The Supreme Court granted certiorari in US v. Athrax on October 13, 2020 (i.e. agreed to review the decision appealed from a lower court). Because the Supreme Court has yet to render its opinion in US v. Athrax, the ‘127 Patent hearing remains in abeyance, with no decision reached as to the validity of its claims.
With respect to the ‘435 Patent, the PTAB rendered its decision on September 11, 2019, holding certain claims invalid and upholding other claims as valid. On November 13, 2019, we and Moderna both appealed the decision. Moderna filed its opening brief on May 4, 2020 and we provided our opening and responsive brief on July 27, 2020. Moderna subsequently filed its reply and responsive brief on October 5, 2020, and we filed our reply brief on November 9, 2020. The appeal with respect to the ‘435 Patent is currently awaiting an oral argument date.
On January 9, 2019, Moderna filed an additional petition requesting Inter Partes Review of Arbutus United States Patent 8,058,069 (“the ’069 Patent”). The PTAB instituted Inter Partes Review of the ‘069 Patent, upholding all claims as valid. On September 23, 2020, Moderna appealed the ‘069 Inter Partes Review decision to the Federal Circuit Court of Appeals. Moderna filed its opening brief in that appeal on February 23, 2021, and our response brief is due on May 11, 2021.
Moderna and Merck European Oppositions
On April 5, 2018, Moderna and Merck, Sharp & Dohme Corporation (“Merck”) filed Notices of Opposition to Arbutus’ European patent EP 2279254 (“the ’254 Patent”) with the European Patent Office (“EPO”), requesting that the ‘254 Patent be revoked in its entirety for all contracting states. We filed a response to Moderna and Merck’s oppositions on September 3, 2018. A hearing was conducted before the Opposition Division of the EPO on October 10, 2019. At the conclusion of the hearing, the EPO upheld an auxiliary request adopting the amendment, as put forth by us, of certain claims of the ‘254 Patent. In February 2020 Moderna and Merck filed Notices of Appeal challenging the EPO’s grant of the auxiliary request. Merck filed its notice of appeal on February 24, 2020 and Moderna on February 27, 2020. We filed our response on September 18, 2020.

While we are the patent holder, the ‘127 Patent, the ‘435 Patent, the ‘069 Patent and the ‘254 Patent have been licensed to Genevant and are included in the exclusive rights licensed by us to Genevant under the Genevant License.

Collaboration with X-Chem, Inc. and Proteros biostructures GmbH

In March 2021, we entered into a discovery research and license agreement with X-Chem and Proteros to focus on the discovery of novel inhibitors targeting the SARS-CoV-2 nsp5 main protease (Mpro). The agreement is designed to accelerate the development of pan-coronavirus agents to treat COVID-19 and potential future coronavirus outbreaks. This collaboration brings together our expertise in the discovery and development of antiviral agents with X-Chem’s industry leading DNA-encoded library (DEL) technology and Proteros’ protein sciences, biophysics and structural biology capabilities and provides important synergies to potentially identify safe and effective therapies against coronaviruses including SARS-CoV-2. The collaboration is expected to allow for the rapid screening of one of the largest small molecule libraries against Mpro (an essential protein required for the virus to replicate itself) and the use of state-of-the-art structure guided methods to rapidly optimize Mpro inhibitors, which we could potentially progress to clinical candidates. The agreement provides for payments by the Company to X-Chem and Proteros upon satisfaction of certain development, regulatory and commercial milestones, as well as royalties on sales.

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
We believe there have been no significant changes in our critical accounting policies and estimates as discussed in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2020.

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

RESULTS OF OPERATIONS
The following summarizes the results of our operations for the periods shown:

	Three Months Ended March 31,
	2021	2020
	(in thousands)
Total revenue	$2,113	$1,491
Operating expenses	17,789	14,638
Loss from operations	(15,676)	(13,147)
Other income (loss)	(705)	(714)
Net loss	(16,381)	(13,861)
Dividend accretion of convertible preferred shares	(3,212)	(2,978)
Net loss attributable to common shares	$(19,593)	$(16,839)

Revenue

Revenues are summarized in the following table:

	Three Months Ended March 31,
	2021	% of Total	2020	% of Total
	(in thousands, except percentages)
Revenue from collaborations and licenses
Acuitas Therapeutics, Inc.	$1,095	52%	$753	51%
Other milestone and royalty payments	59	3%	82	5%
Non-cash royalty revenue
Alnylam Pharmaceuticals, Inc.	959	45%	656	44%
Total revenue	$2,113	100%	$1,491	100%

Revenue contracts are addressed in detail in the Overview section of Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2020 Form 10-K.

Total revenue increased $0.6 million for the three months ended March 31, 2021 compared to the same period in 2020, primarily due to an increase in license royalty revenue from Alnylam and Acuitas due to the growth of Alnylam’s sales of ONPATTRO.

Operating expenses

Operating expenses are summarized in the following table:

	Three Months Ended March 31,
	2021	% of Total	2020	% of Total
	(in thousands, except percentages)
Research and development	$13,370	75%	$10,416	71%
General and administrative	3,847	22%	3,553	24%
Depreciation	443	2%	500	3%
Change in fair value of contingent consideration	129	1%	112	1%
Site consolidation	—	—%	57	—%
Total operating expenses	$17,789	100%	$14,638	100%

Research and development

Research and development expenses consist primarily of personnel expenses, fees paid to clinical research organizations and contract manufacturers, consumables and materials, consulting, and other third party expenses to support our clinical and pre-clinical activities, as well as a portion of stock-based compensation and general overhead costs.

Research and development expenses increased $3.0 million for the three months ended March 31, 2021 compared to the same period in 2020. The increase was due primarily to higher expenses for our clinical development and discovery programs, including activities under our collaboration with Assembly and internal research efforts to treat COVID-19 and future coronavirus outbreaks, both of which initiated in mid-2020.

A significant portion of our research and development expenses are not tracked by project as they benefit multiple projects or our technology platform and because our most-advanced programs are not yet in late-stage clinical development.

General and administrative

General and administrative expenses increased $0.3 million for the three months ended March 31, 2021, as compared to the same period in 2020, due primarily to increased non-cash stock-based compensation expense.

Change in fair value of contingent consideration

Contingent consideration is a liability we assumed from our acquisition of Arbutus, Inc. in March 2015. In general, as time passes and assuming no changes to the assumptions related to the contingency, the fair value of the contingent consideration increases as the progress of our programs get closer to triggering contingent payments. There were no changes to the assumptions related to the contingency during the three months ended March 31, 2021.

Site consolidation

The final portion of expenses associated with our site consolidation and organizational restructuring of our business in Warminster, PA, which was substantially completed in 2018, were fully recognized in 2020.

Other income (loss)

Other income (loss) is summarized in the following table:

	Three Months Ended March 31,
	2021	2020
	(in thousands)
Interest income	$39	$345
Interest expense	(772)	(1,041)
Foreign exchange (losses) / gains	28	(18)
Total other loss	$(705)	$(714)

Interest income

The decrease in interest income for the three months ended March 31, 2021 compared to the same period in 2020 was due primarily to a general decline in market interest rates.

Interest expense

Interest expense for the three months ended March 31, 2021 consisted primarily of non-cash amortization of discount and issuance costs related to the sale of a portion of our ONPATTRO royalty interest to OMERS in July 2019.

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

LIQUIDITY AND CAPITAL RESOURCES

The following table summarizes our cash flow activities for the periods indicated:

	Three Months Ended March 31,
	2021	2020
	(in thousands)
Net loss	$(16,381)	$(13,861)
Non-cash items	2,222	2,448
Net change in operating items	(3,722)	(4,040)
Net cash used in operating activities	(17,881)	(15,453)
Net cash provided by (used in) investing activities	18,221	(2,401)
Net cash provided by financing activities	26,874	12,481
Effect of foreign exchange rate changes on cash and cash equivalents	(44)	(10)
Increase (decrease) in cash and cash equivalents	27,170	(5,383)
Cash and cash equivalents, beginning of period	52,251	31,799
Cash and cash equivalents, end of period	$79,421	$26,416

Since our incorporation, we have financed our operations through the sales of equity, debt, revenues from research and development collaborations and licenses with corporate partners, royalty monetization, interest income on funds available for investment, and government contracts, grants and tax credits.

For the three months ended March 31, 2021, $17.9 million of cash was used in operating activities compared to $15.5 million for the three months ended March 31, 2020, an increase of $2.4 million. The increase was due primarily to a $3.0 million increase in research and development expenses due to higher expenses for our clinical development and discovery programs, including activities under our collaboration with Assembly and internal research efforts to treat COVID-19 and future coronavirus outbreaks, both of which initiated in mid-2020.

For the three months ended March 31, 2021, net cash provided by investing activities was $18.2 million, consisting primarily of additional investments in marketable securities of $2.0 million, offset by maturities of investments in marketable securities of $20.4 million. For the three months ended March 31, 2020, net cash used in investing activities was $2.4 million consisting of maturities of $22.0 million and purchases of investments in marketable securities of $24.4 million.

For the three months ended March 31, 2021 and 2020, net cash provided by financing activities was $26.9 million and $12.5 million, respectively, due primarily to proceeds from sales of common shares under our Open Market Sale Agreement, as amended, with Jefferies LLC (“Jefferies”).

Sources of Liquidity

As of March 31, 2021, we had cash, cash equivalents and investments of $132.0 million. We had no outstanding debt as of March 31, 2021.

We have an Open Market Sale Agreement (“Sales Agreement”) with Jefferies dated December 20, 2018, as amended on December 20, 2019 (the “2019 Amended Sale Agreement”), under which we may issue and sell common shares, from time to time, under a shelf registration statement on Form S-3 (File No. 333-235674), filed with the SEC on December 23, 2019 (the “2019 Shelf Registration Statement”). In July 2020, we fully utilized the remaining availability under the 2019 Amended Sale Agreement. In August 2020, we entered into a new amendment (the “2020 Amended Sale Agreement”) with Jefferies whereby we may issue and sell common shares from time to time for an aggregate sales price of up to $75 million under the 2019 Shelf Registration Statement.

On August 28, 2020, we filed a new $200 million shelf registration statement on Form S-3 (File No. 333-248467) with the SEC (the “2020 Shelf Registration Statement”). On March 4, 2021, we filed another prospectus supplement with the SEC (the “March 2021 Prospectus Supplement”) in connection with the offering of up to an additional $75.0 million of its common shares pursuant to the Sale Agreement, as amended, under the 2020 Shelf Registration Statement.

During the three months ended March 31, 2021, we issued 6,395,780 common shares pursuant to the 2020 Amended Sale Agreement, resulting in net proceeds of approximately $26.4 million. For the three months ended March 31, 2020, we issued 4,147,081 common shares pursuant to the 2019 Amended Sale Agreement, resulting in net proceeds of approximately $12.3 million.

As of March 31, 2021, there was approximately $14.2 million available under the August 2020 Prospectus Supplement and $75.0 million available under the March 2021 Prospectus Supplement.

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

Cash requirements

At March 31, 2021, we held an aggregate of $132.0 million in cash, cash equivalents and investments. We believe that our cash resources as of March 31, 2021 will be sufficient to fund our operations through the third quarter of 2022 based on our expectation of a net cash burn between $70 million and $75 million in 2021. In the future, substantial additional funds will be required to continue with the active development of our pipeline products and technologies.

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
•the extent to which we continue the development of our product candidates, add new product candidates to our pipeline, or form collaborative relationships or licensing arrangements to advance our product candidates;
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

We intend to seek funding to maintain and advance our business from a variety of sources including public or private equity or debt financing, potential monetization transactions, collaborative or licensing arrangements with pharmaceutical companies, government grants and contracts and other strategic transactions and funding opportunities. There can be no assurance that funding will be available at all or on acceptable terms to permit further development of our research and development programs. Further, the continued spread of COVID-19 has also led to severe disruption and volatility in the global capital markets, which could increase our cost of capital and adversely affect our ability to access the capital markets in the future.

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

ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in our quantitative and qualitative disclosures about market risk from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020.

ITEM 4.      CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2021. The term “disclosure controls and procedures”, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure, particularly during the period in which this Quarterly Report on Form 10-Q was being prepared. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their desired objectives, and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2021, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a–15(f) and 15d–15(f) under the Exchange Act) during the three months ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.       LEGAL PROCEEDINGS

For information regarding legal matters, please refer to Note 8. Contingencies and Commitments to the Condensed Consolidated Financial Statements contained in Part I of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

ITEM 1A.    RISK FACTORS

There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the fiscal year-ended December 31, 2020.

ITEM 2.       UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.       DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.       MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.       OTHER INFORMATION

None.

ITEM 6.       EXHIBITS

EXHIBIT INDEX

Number	Description
3.1
Notice of Articles and Articles of the Company, as amended (incorporated herein by reference to Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2017, filed with the SEC on March 16, 2018)

3.2
Amendment to Articles of the Company (incorporated herein by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018, filed with the SEC on November 7, 2018)

4.1
Governance Agreement between the Company and Roivant Sciences Ltd., a Bermuda exempted company, dated January 11, 2015 (incorporated herein by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K/A filed with the SEC on January 26, 2015)

10.1
Amendment No. 3 to the Open Market Sale AgreementSM, dated March 4, 2021, by and between Arbutus Biopharma Corporation and Jefferies LLC (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 4, 2021.)

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following materials from Arbutus Biopharma Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, formatted in inline XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations; (iii) Condensed Consolidated Statements of Comprehensive Loss; (iv) Condensed Consolidated Statements of Stockholders’ Equity; (v) Condensed Consolidated Statements of Cash Flows; and (vi) Notes to Condensed Consolidated Financial Statements

104	Cover page interactive data file (embedded within the inline XBRL document and included in Exhibit 101)
* Filed herewith.
** Furnished herewith.

SIGNATURES
   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 5, 2021.

ARBUTUS BIOPHARMA CORPORATION

By:	/s/ William H Collier
William H Collier
President and Chief Executive Officer