Form 10-Q
period 2021-06-30
Arbutus Biopharma Corp
filed 2021-08-05
CIK 1447028

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
OR
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
Yes  ☐     No ☒
As of August 3, 2021, the registrant had 99,161,234 common shares, without par value, outstanding.

ARBUTUS BIOPHARMA CORPORATION

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
ARBUTUS BIOPHARMA CORPORATION
Condensed Consolidated Balance Sheets
(Unaudited)
(In thousands of U.S. Dollars, except share and per share amounts)

	June 30, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$30,954	$52,251
Investments in marketable securities, current	47,425	71,017
Accounts receivable	1,298	1,312
Prepaid expenses and other current assets	3,789	3,124
Total current assets	83,466	127,704
Property and equipment, net of accumulated depreciation of $(8,499) (December 31, 2020: $7,621)	6,779	6,927
Investments in marketable securities, non-current	42,906	—
Right of use asset	2,225	2,405
Other non-current assets	—	44
Total assets	$135,376	$137,080
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued liabilities	$8,352	$8,901
Liability-classified options	132	250
Lease liability, current	357	390
Total current liabilities	8,841	9,541
Liability related to sale of future royalties	18,982	19,554
Contingent consideration	4,249	3,426
Lease liability, non-current	2,475	2,593
Total liabilities	34,547	35,114
Stockholders’ equity
Preferred shares
Authorized: unlimited number without par value
Issued and outstanding: 1,164,000 (December 31, 2020: 1,164,000)	155,886	149,408
Common shares
Authorized: unlimited number without par value
Issued and outstanding: 97,700,016 (December 31, 2020: 89,678,722)	1,017,416	985,939
Additional paid-in capital	63,933	60,751
Deficit	(1,088,207)	(1,045,961)
Accumulated other comprehensive loss	(48,199)	(48,171)
Total stockholders’ equity	100,829	101,966
Total liabilities and stockholders’ equity	$135,376	$137,080

See accompanying notes to the condensed consolidated financial statements.

ARBUTUS BIOPHARMA CORPORATION
Condensed Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)
(In thousands of U.S. Dollars, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenue
Collaborations and licenses	$1,185	$825	$2,339	$1,660
Non-cash royalty revenue	1,144	689	2,103	1,345
Total Revenue	2,329	1,514	4,442	3,005
Operating expenses
Research and development	15,396	10,465	28,766	20,881
General and administrative	4,445	3,566	8,292	7,119
Depreciation	436	501	879	1,001
Change in fair value of contingent consideration	694	116	823	228
Site consolidation	—	7	—	64
Total operating expenses	20,971	14,655	38,760	29,293
Loss from operations	(18,642)	(13,141)	(34,318)	(26,288)
Other income (loss)
Interest income	31	200	70	545
Interest expense	(763)	(1,099)	(1,535)	(2,140)
Foreign exchange (loss) gain	(13)	(47)	15	(65)
Total other loss	(745)	(946)	(1,450)	(1,660)
Loss before income taxes	(19,387)	(14,087)	(35,768)	(27,948)
Net loss	(19,387)	(14,087)	(35,768)	(27,948)
Items applicable to preferred shares:
Dividend accretion of convertible preferred shares	(3,266)	(2,995)	(6,478)	(5,973)
Net loss attributable to common shares	$(22,653)	$(17,082)	$(42,246)	$(33,921)

Loss per share
Basic and diluted	$(0.23)	$(0.25)	$(0.44)	$(0.49)
Weighted average number of common shares
Basic and diluted	96,869,805	69,604,726	95,153,545	68,656,566

Comprehensive income (loss)
Unrealized (loss) gain on available-for-sale securities	$(31)	$122	$(28)	$130
Comprehensive loss	$(19,418)	$(13,965)	$(35,796)	$(27,818)
See accompanying notes to the condensed consolidated financial statements.

ARBUTUS BIOPHARMA CORPORATION
Condensed Consolidated Statement of Stockholders’ Equity
(Unaudited)
(In thousands of U.S. Dollars, except share and per share amounts)

	Convertible Preferred Shares		Common Shares
	Number of Shares	Share Capital	Number of Shares	Share Capital	Additional Paid-In Capital	Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Balance December 31, 2020	1,164,000	$149,408	89,678,722	$985,939	$60,751	$(1,045,961)	$(48,171)	$101,966
Accretion of accumulated dividends on Preferred Shares	—	3,212	—	—	—	(3,212)	—	—
Stock-based compensation	—	—	—	—	1,647	—	—	1,647
Certain fair value adjustments to liability stock option awards	—	—	—	—	40	—	—	40
Issuance of common shares pursuant to the Open Market Sale Agreement	—	—	6,395,780	26,419	—	—	—	26,419
Issuance of common shares pursuant to exercise of options	—	—	65,952	335	(127)	—	—	208
Issuance of common shares pursuant to ESPP	—	—	104,917	425	(178)	—	—	247
Unrealized gain on available-for-sale securities	—	—	—	—	—	—	3	3
Net loss	—	—	—	—	—	(16,381)	—	(16,381)
Balance March 31, 2021	1,164,000	$152,620	96,245,371	$1,013,118	$62,133	$(1,065,554)	$(48,168)	$114,149
Accretion of accumulated dividends on Preferred Shares	—	3,266	—	—	—	(3,266)	—	—
Stock-based compensation	—	—	—	—	1,758	—	—	1,758
Certain fair value adjustments to liability stock option awards	—	—	—	—	51	—	—	51
Issuance of common shares pursuant to the Open Market Sale Agreement	—	—	1,450,145	4,274	—	—	—	4,274
Issuance of common shares pursuant to exercise of options	—	—	4,500	24	(9)	—	—	15
Unrealized loss on available-for-sale securities	—	—	—	—	—	—	(31)	(31)
Net loss	—	—	—	—	—	(19,387)	—	(19,387)
Balance June 30, 2021	1,164,000	$155,886	97,700,016	$1,017,416	$63,933	$(1,088,207)	$(48,199)	$100,829

See accompanying notes to the condensed consolidated financial statements.

ARBUTUS BIOPHARMA CORPORATION
Condensed Consolidated Statement of Stockholders’ Equity
(Unaudited)
(In thousands of U.S. Dollars, except share and per share amounts)

	Convertible Preferred Shares		Common Shares
	Number of Shares	Share Capital	Number of Shares	Share Capital	Additional Paid-In Capital	Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Balance December 31, 2019	1,164,000	137,285	64,780,314	$898,535	$55,246	$(970,093)	$(48,229)	$72,744
Accretion of accumulated dividends on Preferred Shares	—	2,978	—	—	—	(2,978)	—	—
Stock-based compensation	—	—	—	—	1,460	—	—	1,460
Certain fair value adjustments to liability stock option awards	—	—	—	—	180	—	—	180
Issuance of common shares pursuant to the Open Market Sale Agreement	—	—	4,147,081	12,315	—	—	—	12,315
Issuance of common shares pursuant to exercise of options	—	—	34,000	249	(83)	—	—	166
Unrealized gain on available-for-sale securities	—	—	—	—	—	—	252	252
Net loss	—	—	—	—	—	(13,861)	—	(13,861)
Balance March 31, 2020	1,164,000	$140,263	68,961,395	$911,099	$56,803	$(986,932)	$(47,977)	$73,256
Accretion of accumulated dividends on Preferred Shares	—	2,995	—	—	—	(2,995)	—	—
Stock-based compensation	—	—	—	—	1,597	—	—	1,597
Certain fair value adjustments to liability stock option awards	—	—	—	—	(92)	—	—	(92)
Issuance of common shares pursuant to the Open Market Sale Agreement	—	—	2,291,184	5,045	—	—	—	5,045
Issuance of common shares pursuant to exercise of options	—	—	4,000	(78)	(8)	—	—	(86)
Unrealized gain on available-for-sale securities	—	—	—	—	—	—	(122)	(122)
Net loss	—	—	—	—	—	(14,087)	—	(14,087)
Balance June 30, 2020	1,164,000	$143,258	71,256,579	$916,066	$58,300	$(1,004,014)	$(48,099)	$65,511

See accompanying notes to the condensed consolidated financial statements.

ARBUTUS BIOPHARMA CORPORATION
Condensed Consolidated Statements of Cash Flow
(Unaudited)
(In thousands of U.S. Dollars)

	Six Months Ended June 30,
	2021	2020
OPERATING ACTIVITIES
Net loss	$(35,768)	$(27,948)
Non-cash items:
Depreciation	879	1,001
Stock-based compensation expense	3,378	3,042
Unrealized foreign exchange losses (gains)	44	56
Change in fair value of contingent consideration	823	228
Non-cash royalty revenue	(2,103)	(1,345)
Non-cash interest expense	1,531	2,092
Net accretion and amortization of investments in marketable securities	453	40
Net change in operating items:
Accounts receivable	14	96
Prepaid expenses and other assets	(441)	33
Accounts payable and accrued liabilities	(582)	(1,398)
Other liabilities	(118)	(151)
Net cash used in operating activities	(31,890)	(24,254)
INVESTING ACTIVITIES
Purchase of investments	(54,145)	(25,912)
Disposition of investments	34,350	46,948
Acquisition of property and equipment	(731)	(66)
Net cash (used) provided by investing activities	(20,526)	20,970
FINANCING ACTIVITIES
Issuance of common shares pursuant to the Open Market Sale agreement	30,693	17,360
Issuance of common shares pursuant to exercise of options	223	80
Issuance of common shares pursuant to ESPP	247	—
Net cash provided by financing activities	31,163	17,440
Effect of foreign exchange rate changes on cash and cash equivalents	(44)	(56)
(Decrease) increase in cash and cash equivalents	(21,297)	14,100
Cash and cash equivalents, beginning of period	52,251	31,799
Cash and cash equivalents, end of period	$30,954	$45,899

Supplemental cash flow information
Preferred shares dividends accrued	$(6,478)	$(5,973)
See accompanying notes to the condensed consolidated financial statements.

ARBUTUS BIOPHARMA CORPORATION

Notes to Condensed Consolidated Financial Statements
(Tabular amounts in thousands of U.S. Dollars, except share and per share amounts)

1.      Nature of business and future operations

Description of the Business

Arbutus Biopharma Corporation (the “Company” or “Arbutus”) is a clinical-stage, biopharmaceutical company primarily focused on discovering, developing and commercializing a cure for people with chronic hepatitis B virus (“HBV”) infection. The Company is advancing multiple product candidates with distinct mechanisms of action that it believes have the potential to provide a new curative regimen for chronic HBV infection. The Company has also initiated a drug discovery and development effort for treating coronaviruses, including COVID-19.

The Company’s two lead product candidates are AB-729, the Company’s proprietary subcutaneously-delivered RNA interference (“RNAi”) product candidate that suppresses HBsAg expression, and AB-836, the Company’s proprietary next-generation oral capsid inhibitor that suppresses HBV DNA replication. AB-729 is currently in an ongoing Phase 1a/1b clinical trial and a Phase 2a proof-of-concept clinical trial in collaboration with Assembly Biosciences, Inc. (“Assembly”). The Company is also evaluating AB-729 in combination with other agents with potentially complementary mechanisms of action in multiple Phase 2a proof-of-concept clinical trials. Additionally, the Company is enrolling subjects in a Phase 1a/1b clinical trial for AB-836 with initial data expected in the second half of 2021.

Liquidity

At June 30, 2021, the Company had an aggregate of $121.3 million in cash, cash equivalents and investments in marketable securities. The Company believes that these cash resources will be sufficient to fund its operations through the third quarter of 2022.

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

COVID-19 Impact

In December 2019 an outbreak of a novel strain of coronavirus (COVID-19) was identified in Wuhan, China. This virus continues to spread globally, has been declared a pandemic by the World Health Organization and has spread to nearly every country in the world. The impact of this pandemic has been, and will likely continue to be, extensive in many aspects of society. The pandemic has resulted in and will likely continue to result in significant disruptions to businesses. A number of countries and other jurisdictions around the world have implemented extreme measures to try and slow the spread of the virus. These measures include the closing of businesses and requiring people to stay in their homes, the latter of which raises uncertainty regarding the ability to travel to hospitals in order to participate in clinical trials. Additional measures that have had, and will likely continue to have, a major impact on clinical development, at least in the near-term, include shortages and delays in the supply chain, and prohibitions in certain countries on enrolling subjects in new clinical trials. While the Company has been able to progress with our clinical and pre-clinical activities to date, it is not possible to predict if the COVID-19 pandemic will materially impact the Company’s plans and timelines in the future.

2.      Significant accounting policies

Basis of presentation

These unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial statements and, accordingly, do not include all disclosures required for annual financial statements. These statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the year ended December 31, 2020 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 (the “2020 Form 10-K”). These unaudited condensed consolidated financial statements reflect, in the opinion of management, all adjustments and reclassifications necessary to fairly present the Company’s financial position as of June 30, 2021 and 2020, the Company’s results of operations for the three and six months ended June 30, 2021 and 2020, and the Company’s cash flows for the six months ended June 30, 2021 and 2020. Such adjustments are of a normal recurring nature. The results of operations for the three and six months ended June 30, 2021 are not necessarily indicative of the results for the full year. These unaudited condensed consolidated financial statements follow the same significant accounting policies as those described in the notes to the audited consolidated financial statements of the Company for the year ended December 31, 2020, except as described below under Recent Accounting Pronouncements.

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

Net loss attributable to common shareholders per share is calculated based on the weighted average number of common shares outstanding. Diluted net loss attributable to common shareholders per share does not differ from basic net loss attributable to common shareholders per share since the effect of the Company’s stock options and convertible preferred stock was anti-dilutive. During the six months ended June 30, 2021 and 2020, potential common shares of 35.4 million and 31.3 million, respectively, consisting of the “if-converted” number of Preferred Shares and outstanding stock options, were excluded from the calculation of net loss per share because their inclusion would be anti-dilutive.

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

The Company generates revenue through certain collaboration agreements and license agreements. Such agreements may require the Company to deliver various rights and/or services, including intellectual property rights or licenses and research and development services. Under such agreements, the Company is generally eligible to receive non-refundable upfront payments, funding for research and development services, milestone payments and royalties.

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

To determine the fair value of the contingent consideration (note 8), the Company uses a probability weighted assessment of the likelihood the milestones would be met and the estimated timing of such payments, and then the potential contingent payments were discounted to their present value using a probability adjusted discount rate that reflects the early stage nature of the development program, the time to complete the program development, and overall biotech indices. The Company determined the fair value of the contingent consideration was $4.2 million as of June 30, 2021 and the increase of $0.8 million from December 31, 2020 has been recorded as a component of total operating expenses in the statement of operations and comprehensive loss for the six months ended June 30, 2021. The assumptions used in the discounted cash flow model are level 3 inputs as defined above. The Company assessed the sensitivity of the fair value measurement to changes in these unobservable inputs, and determined that changes within a reasonable range would not result in a materially different assessment of fair value.

The following tables present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis, and indicates the fair value hierarchy of the valuation techniques used to determine such fair value:

	Level 1	Level 2	Level 3	Total
As of June 30, 2021	(in thousands)
Assets
Cash and cash equivalents	$30,954	$—	$—	$30,954
Short-term investments	47,425	—	—	47,425
Long-term investments	42,906	—	—	42,906
Total	121,285	—	—	121,285
Liabilities
Liability-classified stock options	—	—	132	132
Contingent consideration	—	—	4,249	4,249
Total	$—	$—	$4,381	$4,381

	Level 1	Level 2	Level 3	Total
As of December 31, 2020	(in thousands)
Assets
Cash and cash equivalents	$52,251	$—	$—	$52,251
Short-term investments	71,017	—	—	71,017
Total	123,268	—	—	123,268
Liabilities
Liability-classified stock options	—	—	250	250
Contingent consideration	—	—	3,426	3,426
Total	$—	$—	$3,676	$3,676

The following table presents the changes in fair value of the Company’s liability-classified stock options:

	Liability at beginning of the period	Fair value of liability-classified options exercised in the period	Increase (decrease) in fair value of liability	Liability at end of the period
	(in thousands)
Six Months Ended June 30, 2021	$250	$—	$(118)	$132
Six Months Ended June 30, 2020	$253	$—	$(103)	$150

The following table presents the changes in fair value of the Company’s contingent consideration:

	Liability at beginning of the period	Increase (decrease) in fair value of liability	Liability at end of the period
	(in thousands)
Six Months Ended June 30, 2021	$3,426	$823	$4,249
Six Months Ended June 30, 2020	$2,953	$228	$3,181

4.    Investments in marketable securities

Investments in marketable securities consisted of the following:

	Amortized Cost	Gross Unrealized Gain(1)	Gross Unrealized Loss(1)	Fair Value
As of June 30, 2021	(in thousands)
Cash equivalents
US government money market fund	13,406	—	—	13,406
Total	$13,406	$—	$—	$13,406
Investments in marketable short-term securities
US government agency bonds	$2,043	$—	$—	$2,043
US treasury bills	7,999	1	—	8,000
US government bonds	37,377	5	—	37,382
Total	$47,419	$6	$—	$47,425
Investments in marketable long-term securities
US government agency bonds	$12,281	$—	$(7)	$12,274
US treasury bills	$—	$—	$—	$—
US government bonds	$30,644	$—	$(12)	$30,632
Total	$42,925	$—	$(19)	$42,906

(1) Gross unrealized gain (loss) is pre-tax and is reported in other comprehensive loss.

	Amortized Cost	Gross Unrealized Gain(1)	Gross Unrealized Loss(1)	Fair Value
As of December 31, 2020	(in thousands)
Cash equivalents
US government money market fund	$13,703	$—	$—	$13,703
US treasury bills	2,000	—	—	2,000
Total	$15,703	$—	$—	$15,703
Investments in marketable short-term securities
US government agency bonds	$11,550	$7	$—	$11,557
US treasury bills	21,990	2	—	21,992
US government bonds	37,463	6	(1)	37,468
Total	$71,003	$15	$(1)	$71,017

(1) Gross unrealized gain (loss) is pre-tax and is reported in other comprehensive loss.

The contractual term to maturity of the $47.4 million of short-term marketable securities held by the Company as of June 30, 2021 is less than one year. As of June 30, 2021, the Company held $42.9 million of long-term marketable securities with contractual maturities of more than one year, but less than five years. As of December 31, 2020, the Company’s $71.0 million of marketable securities had contractual maturities of less than one year.

There were no realized gains or losses for the three and six months ended June 30, 2021 or 2020.

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

As of June 30, 2021, the carrying value of the Company’s investment in Genevant was zero and the Company owned approximately 16% of the common equity of Genevant.

6.      Accounts payable and accrued liabilities

Accounts payable and accrued liabilities are comprised of the following:

	June 30, 2021	December 31, 2020
	(in thousands)
Trade accounts payable	$2,063	$2,994
Research and development accruals	3,988	1,653
Professional fee accruals	443	679
Payroll accruals	1,856	3,566
Other accrued liabilities	2	9
Total accounts payable and accrued liabilities	$8,352	$8,901

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

The $30 million in royalties to be paid to OMERS is accounted for as a liability, with the difference between the liability and the gross proceeds received accounted for as a discount. The discount, as well as $1.5 million of transaction costs, will be amortized as interest expense based on the projected balance of the liability as of the beginning of each period. As of June 30, 2021, the Company estimated an effective annual interest rate of approximately 16%. Over the course of the Agreement, the actual interest rate will be affected by the amount and timing of royalty revenue recognized and changes in the timing of forecasted royalty revenue. On a quarterly basis, the Company will reassess the expected timing of the royalty revenue, recalculate the amortization and effective interest rate and adjust the accounting prospectively as needed.

The Company recognizes non-cash royalty revenue related to the sales of ONPATTRO during the term of the Agreement. As royalties are remitted to OMERS from Alnylam, the balance of the recognized liability is effectively repaid over the life of the Agreement. From the inception of the royalty sale through June 30, 2021, the Company has recorded an aggregate of $7.2 million of non-cash royalty revenue for royalties earned by OMERS. There are a number of factors that could materially affect the amount and timing of royalty payments from Alnylam, none of which are within the Company’s control.
The table below shows the activity related to the net liability for the six months ended June 30, 2021 and 2020:

	Six Months Ended June 30,
	2021	2020
	(in thousands)
Net liability related to sale of future royalties - beginning balance	$19,554	$18,992
Non-cash royalty revenue	(2,103)	(1,345)
Non-cash interest expense	1,531	2,092
Net liability related to sale of future royalties - ending balance	$18,982	$19,739

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

The fair value of the contingent consideration was $4.2 million as of June 30, 2021.

9.      Collaborations, contracts and licensing agreements

Vaccitech plc

In July 2021, the Company entered into a clinical collaboration agreement with Vaccitech plc (“Vaccitech”) to evaluate the safety, pharmacokinetics, immunogenicity, and antiviral activity of AB-729 followed by Vaccitech’s proprietary immunotherapeutic, VTP-300, in nucleos(t)ide reverse transcriptase inhibitor-suppressed subjects with chronic HBV infection (“CHB”). The Phase 2a clinical trial will be managed by Arbutus, subject to oversight by a joint development committee comprised of representatives from Arbutus and Vaccitech. Arbutus and Vaccitech retain full rights to their respective product candidates and will split all costs associated with the clinical trial. Pursuant to the agreement, the parties intend to undertake a larger Phase 2b clinical trial depending on the results of the initial Phase 2a clinical trial. The collaboration with Vaccitech is within the scope of the collaborative arrangements guidance and reimbursements and cost-sharing proceeds will be reflected as reductions of research and development expense when realized in the Company’s condensed consolidated statements of operations.

Antios Therapeutics, Inc.

In June 2021, the Company entered into a clinical collaboration agreement with Antios Therapeutics, Inc. (“Antios”) to evaluate a triple combination of AB-729, Antios’ proprietary active site polymerase inhibitor nucleotide (ASPIN), ATI-2173, and Viread (tenofovir disoproxil fumarate), for the treatment of subjects with chronic HBV infection. Antios will be responsible for the costs of adding this single cohort to its ongoing Phase 2a ANTT201 clinical trial. Arbutus will be responsible for the manufacture and supply of AB-729. Except to the extent necessary to carry out Antios’ responsibilities with respect to the collaboration trial, the Company has not provided any license grant to Antios for use of its AB-729 compound.

Assembly Biosciences, Inc.

In August 2020, the Company entered into a clinical collaboration agreement with Assembly to evaluate AB-729 in combination with Assembly’s lead HBV core inhibitor (capsid inhibitor) candidate vebicorvir (“VBR”) and standard-of-care NA therapy for the treatment of subjects with chronic HBV infection. The Company and Assembly are sharing in the costs of the collaboration. The Company incurred $0.4 million and $1.2 million of costs related to the collaboration during the three and six months ended June 30, 2021 and reflected those costs in research and development in the statement of operations and comprehensive loss. Except to the extent necessary to carry out Assembly’s responsibilities with respect to the collaboration trial, the Company has not provided any license grant to Assembly for use of its AB-729 compound.

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

Revenues are summarized in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in thousands)		(in thousands)
Revenue from collaborations and licenses
Acuitas Therapeutics, Inc.	$1,163	$761	$2,258	$1,514
Other milestone and royalty payments	22	63	81	146
Non-cash royalty revenue
Alnylam Pharmaceuticals, Inc.	1,144	690	2,103	1,345
Total revenue	$2,329	$1,514	$4,442	3,005

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

During the three and six months ended June 30, 2021, the Company issued 1,450,145 and 7,845,925 common shares pursuant to the 2020 Amended Sale Agreement, resulting in net proceeds of approximately $4.3 million and $30.7 million, respectively. For the three and six months ended June 30, 2020, the Company issued 2,291,184 and 6,438,265 common shares pursuant to the 2019 Amended Sale Agreement, resulting in net proceeds of approximately $5.0 million and $17.4 million, respectively.

As of June 30, 2021, there was approximately $9.8 million available under the August 2020 Prospectus Supplement and $75.0 million available under the March 2021 Prospectus Supplement.

Stock-based compensation

The table below summarizes information about the Company’s stock based compensation for the three and six months ended June 30, 2021 and 2020 and the expense recognized in the condensed consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in thousands, except share and per share data)
Options granted during period	230,800	566,513	3,127,350	2,667,550
Weighted average exercise price	$3.03	$3.00	$4.23	$3.27
Stock compensation expense
Research and development	$578	$681	$1,418	$1,533
General and administrative	1,165	916	1,960	1,509
Total stock compensation expense	$1,743	$1,597	$3,378	$3,042

Series A Preferred Shares

On October 2, 2017, the Company announced that it entered into a subscription agreement with Roivant for the sale of Preferred Shares to Roivant for gross proceeds of $116.4 million. The Preferred Shares are non-voting and are convertible into common shares at a conversion price of $7.13 per share (which represents a 15% premium to the closing price of $6.20 per share). The purchase price for the Preferred Shares plus an amount equal to 8.75% per annum, compounded annually, will be subject to mandatory conversion into approximately 23 million common shares on October 18, 2021 (subject to limited exceptions in the event of certain fundamental corporate transactions relating to the Company’s capital structure or assets, which would permit earlier conversion at Roivant’s option). Assuming conversion of the Preferred Shares into common shares, based on the number of common shares outstanding on June 30, 2021 Roivant would hold 32% of the Company’s common shares. Roivant has agreed to a four year lock-up period for this investment and its existing holdings in the Company. Roivant has also agreed to a four year standstill whereby Roivant will not acquire greater than 49.99% of the Company’s common shares or securities convertible into common shares. Both the lockup and standstill periods expire on October 18, 2021. Following the expiration of the standstill period, Roivant will no longer be contractually prohibited from acquiring control of the Company. The initial investment of $50.0 million closed on October 16, 2017, and the remaining amount of $66.4 million closed on January 12, 2018 following regulatory and shareholder approvals.

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

11.      Related party transactions

During the three and six months ended June 30, 2021 and 2020, Genevant purchased certain administrative services from the Company. Income from these services was less than $0.1 million in both periods and is netted against research and development expenses in the condensed consolidated statements of operations.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following discussion and analysis by our management of our financial position and results of operations in conjunction with our audited consolidated financial statements and related notes thereto included as part of our Annual Report on Form 10-K for the year ended December 31, 2020 and our unaudited condensed consolidated financial statements for the three and six months ended June 30, 2021. Our consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles and are presented in U.S. dollars.

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
•the potential impact of the COVID-19 pandemic on our business and clinical trials;
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
•our expectation for additional data from ongoing cohorts of the Phase 1a/1b trial of AB-729 to be available in the second half of 2021 (including initial data from the 90 mg every 12-week dosing interval cohort in HBV DNA negative subjects and initial data from the 90 mg every 8-week dosing interval cohort in HBV DNA positive subjects);

•our expectation that AB-729 could be combined with our lead capsid inhibitor candidate, AB-836, and approved NAs, in our first combination therapy for HBV patients;
•our expectations regarding the anticipated trial design, timing, number of patients and dosing of our Phase 2a clinical trial of Assembly Biosciences, Inc.’s (“Assembly”) investigational HBV core inhibitor candidate, also known as a capsid inhibitor, vebicorvir, in combination with our proprietary GalNAc delivered RNAi therapeutic candidate, AB-729, and standard-of-care nucleos(t)ide reverse transcriptase inhibitor (NrtI) therapy for the treatment of patients with chronic HBV infection;
•our expectation to undertake a larger Phase 2b clinical trial to evaluate AB-729 in collaboration with Vaccitech plc (“Vaccitech”);
•our expectation to initiate two Phase 2a proof-of-concept clinical trials of AB-729 with Peg-IFNα-2a and Antios Therapeutics, Inc.’s (“Antios”) ATI-2173 in the second half of 2021;
•our expectation to file a Clinical Trial Application (CTA) for a Phase 2a proof-of-concept clinical trial of AB-729 with Vaccitech’s VTP-300 in the second half of 2021 and to initiate the clinical trial in early 2022;
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

OVERVIEW

Arbutus Biopharma Corporation (“Arbutus”, the “Company”, “we”, “us”, and “our”) is a clinical-stage, biopharmaceutical company focused primarily on discovering, developing and commercializing a cure for people with chronic hepatitis B virus (“HBV”) infection. We are advancing multiple product candidates with distinct mechanisms of action and we believe the combination of two or more of these product candidates has the potential to provide a new curative regimen for chronic HBV infection. We have also initiated a drug discovery and development effort for treating coronaviruses, including COVID-19.

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

AB-729 is currently in an ongoing Phase 1a/1b clinical trial and a Phase 2a proof-of-concept clinical trial in collaboration with Assembly Biosciences, Inc.(“Assembly”). We have announced positive preliminary results in the Phase 1a/1b clinical trial from several single and multi-dose cohorts of subjects with chronic HBV infection, which have demonstrated that treatment with AB-729 resulted in meaningful declines in HBsAg while being well tolerated with no serious adverse events noted after both single and repeat dosing. We expect to provide additional data from ongoing cohorts of this Phase 1a/1b clinical trial in the second half of 2021, including initial data from the 90 mg every 12-week dosing interval cohort in HBV DNA negative subjects and initial data from the 90 mg every 8-week dosing interval cohort in HBV DNA positive subjects.

We are enrolling subjects in a Phase 1a/1b clinical trial for AB-836 with initial data from healthy volunteers and HBV subjects anticipated in the second half of 2021. AB-836 is from a novel chemical series differentiated from competitor compounds and has the potential to provide increased efficacy and an enhanced resistance profile.

Additionally, we are in lead optimization with oral compounds that inhibit PD-L1 with the intention of reawakening patients’ HBV-specific immune response and next-generation oral HBV RNA destabilizer compounds that are designed to destabilize and ultimately degrade HBV RNAs resulting in the reduction of HBsAg.

• Creating combinations of therapeutic product candidates with complementary mechanisms of action designed to provide a functional cure for people with chronic HBV infection. We believe that our proprietary product candidates AB-729 and AB-836, along with existing approved therapies, may be combined into our first combination therapy for people with chronic HBV infection. To advance our efforts to position AB-729 as a potential cornerstone therapeutic in future HBV combination regimens, we have entered into several clinical collaborations to evaluate AB-729 in combination with other agents with potentially complementary mechanisms of action:

•Through our collaboration with Assembly, we are enrolling subjects in a Phase 2a proof-of-concept clinical trial with a triple combination of AB-729, our RNAi product candidate, Assembly’s lead HBV core inhibitor (capsid inhibitor) product candidate, vebicorvir (“VBR”), and nucleos(t)ide analog (“NA”) therapy for the treatment of people with chronic HBV infection.

•In July 2021, Arbutus received authorization from the U.S. Food and Drug Administration to proceed with its Investigational New Drug (IND) application for AB-729 in a Phase 2a proof-of-concept clinical trial to evaluate AB-729 in combination with ongoing NA therapy and short courses of Peg-IFNα-2a in subjects with chronic HBV infection. This Phase 2a proof-of-concept clinical trial is expected to initiate in the second half of 2021.

•In July 2021, we entered into a clinical collaboration with Vaccitech to evaluate a triple combination of AB-729 with Vaccitech’s proprietary immunotherapeutic, VTP-300, and standard-of-care NA therapy for the treatment of subjects with chronic HBV infection. We expect to file a Clinical Trial Application (CTA) in the second half of 2021 and initiate the clinical trial in early 2022.

•In June 2021, we entered into a clinical collaboration with Antios to evaluate a triple combination of AB-729, Antios’ proprietary active site polymerase inhibitor nucleotide (ASPIN), ATI-2173, and Viread (tenofovir disoproxil fumarate), for the treatment of subjects with chronic HBV infection. This Phase 2a proof-of-concept clinical trial is expected to initiate in the second half of 2021.

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
• In Part 3, chronic HBV subjects, HBV DNA negative first and HBV DNA positive later, receive multiple doses of AB-729 for up to six months. Upon completion of six months of dosing, all subjects in the 60 mg dose every 4 weeks and 60 mg dose every 8 weeks cohorts elected the option to reconsent and receive an additional six months of dosing for a total of 48 weeks.

Part 1 of the trial, which dosed healthy volunteers, was completed and supported advancing doses ranging from 60 mg to 180 mg into Part 2. Part 2 of the trial, which dosed subjects with chronic HBV infection with single doses of AB-729, completed its 48 weeks of follow-up period in the second quarter of 2021. Additionally, several cohorts in Part 3 have received multiple doses of AB-729. Results to date demonstrate that treatment of AB-729 has been safe and well tolerated.

Single doses of 60 mg, 90 mg and 180 mg resulted in comparable mean HBsAg declines at week 12 (-0.99 log10 IU/mL vs -1.23 log10 IU/mL, vs -1.10 log10 IU/mL, respectively) followed by a sustained plateau phase. In HBV DNA positive HBV subjects, a single 90 mg dose resulted in robust mean declines in HBsAg (-1.02 log10 IU/mL) and HBV DNA (-1.53 log10 IU/mL) at week 12, as well as decreases in HBV RNA and core-related antigen. Similar mean HBsAg reductions were observed in HBV DNA positive and negative chronic HBV subjects. These findings support complete target engagement by AB-729.

In June 2021, we presented three posters and a late breaker oral presentation at the 2021 EASL conference highlighting the most recent data from the multi-dose cohorts of this clinical trial. Repeat dosing of AB-729 resulted in a robust mean HBsAg decline followed by a sustained plateau phase. Repeat dosing using the 60 mg dose every 8 weeks resulted in comparable mean HBsAg declines relative to the 60 mg dose every 4 weeks. Repeat dosing using the 90 mg dose every 8 weeks resulted in comparable mean HBsAg declines relative to the 60 mg dose every 8 weeks. Additionally, based on 3/5 evaluable subjects, long term dosing of AB-729 demonstrated increased HBV specific immune responses, providing support for combination therapy including immunomodulatory agents.

Mean (range) change in HBsAg with repeat dosing of AB-729:

Visit	Cohort E AB-729 60 mg Q4W	Cohort F AB-729 60 mg Q8W	Cohort I AB-729 90 mg Q8W	p value between Cohorts
Week 16	‘-1.44 (-0.71 to -1.95)	‘-1.39 (-1.61 to -1.08)	‘-1.63 (-0.89 to -2.44)	p ≥ 0.4
Week 24	‘-1.84 (-0.99 to -2.31)	‘-1.57 (-1.24 to -2.01)	‘-1.79 (-1.22 to -2.46)	p ≥ 0.2
Week 32	‘-1.84 (-0.94 to -2.36)	‘-1.68 (-1.37 to -2.15)	---	p = 0.5

Week 40	‘-1.84 (-0.88 to -2.47)	‘-1.78* (-1.40 to -2.14)	---	p = 0.7
Week 44	‘-1.81* (-0.93 to -2.43)	‘-1.87* (-1.32 to -2.34) [N=6]	---	p = 0.8
Week 48	‘-1.89* (-0.91 to -2.44)	---	---	---
ⱡ subjects switched to AB-729 60 mg Q12W after Week 20 dose
* Data updated since EASL ILCTM presentation

We expect to provide additional data from the ongoing cohorts of this Phase 1a/1b clinical trial in the second half of 2021, including initial data from the 90 mg every 12-week dosing interval cohort in HBV DNA negative subjects and initial data from the 90 mg every 8-week dosing interval cohort in HBV DNA positive subjects.

The efficacy and safety data for AB-729, derived from up to one year of dosing, support our view that 60 mg every 8 weeks is an appropriate dose to move forward in our upcoming Phase 2a clinical trials. To advance our efforts to position AB-729 as a potential cornerstone therapeutic in future HBV combination regimens, we are evaluating AB-729 in several Phase 2a proof-of-concept combination clinical trials with other agents with potentially complementary mechanisms of action, including Peg-IFNα-2a and several investigational agents via clinical collaborations with other companies as described below.

Collaboration with Assembly

In August 2020, we entered into a clinical collaboration agreement with Assembly to evaluate AB-729 in combination with Assembly’s lead HBV core inhibitor (capsid inhibitor) candidate vebicorvir (“VBR”) and standard-of-care NA therapy for the treatment of subjects with chronic HBV infection. We are currently enrolling subjects in a randomized, multi-center, open-label Phase 2a proof-of-concept clinical trial is evaluating the safety, pharmacokinetics, and antiviral activity of the triple combination of AB-729, VBR, and an NA compared to the double combinations of VBR with an NA and AB-729 with an NA. We expect to enroll approximately 60 virologically-suppressed subjects with HBeAg negative chronic HBV infection in the first cohort of this trial. Patients will be dosed for 48 weeks with AB-729 60 mg subcutaneously every 8 weeks and VBR 300 mg orally once daily, with a 48-week follow-up period. We and Assembly will share in the costs of the collaboration. Under the terms of the collaboration, we and Assembly may also add additional cohorts in the future to evaluate other patient populations and/or combinations. Except to the extent necessary to carry out Assembly’s responsibilities with respect to the collaboration trial, we have not provided any license grant to Assembly for use of our AB-729 compound.

Collaboration with Vaccitech plc

In July 2021, we entered into a clinical collaboration agreement with Vaccitech plc (“Vaccitech”) to evaluate the safety, pharmacokinetics, immunogenicity, and antiviral activity of AB-729 followed by Vaccitech’s proprietary immunotherapeutic, VTP-300, in NrtI-suppressed subjects with CHB. Pending regulatory approval, the trial is expected to enroll 40 NA-suppressed, Hepatitis B e-antigen negative or positive, non-cirrhotic CHB subjects. Subjects are expected to receive AB-729 + NA for 24 weeks. At Week 24, subjects will be randomized 1:1 to receive either NA + VTP-300 or NA + VTP-300 sham. At Week 48, all subjects are expected to be evaluated for eligibility to either discontinue all treatments or remain on their NrtI only. Subjects are expected to be followed for an additional 48 weeks. The Phase 2a proof-of-concept clinical trial will be managed by us, subject to oversight by a joint development committee comprised of representatives from us and Vaccitech. We and Vaccitech retain full rights to their respective product candidates and will split all costs associated with the clinical trial. We expect to file a CTA in the second half of 2021 and initiate the clinical trial in early 2022. Pursuant to the agreement, the parties intend to undertake a larger Phase 2b clinical trial depending on the results of the initial Phase 2a clinical trial.

Collaboration with Antios Therapeutics, Inc.

In June 2021, we entered into a clinical collaboration agreement with Antios Therapeutics, Inc. (“Antios”) to evaluate a triple combination of AB-729, Antios’ proprietary active site polymerase inhibitor nucleotide (ASPIN), ATI-2173, and Viread (tenofovir disoproxil fumarate), for the treatment of subjects with chronic HBV infection. ATI-2173, AB-729 and Viread will be evaluated in combination in a single cohort in the ongoing Antios Phase 2a ANTT201 clinical trial. The multi-center, double-blinded, placebo-controlled, multiple‑dose cohort will evaluate the safety, pharmacokinetics, immunogenicity, and antiviral activity of the combination of ATI-2173, AB-729 and Viread. This cohort is expected to initiate in the second half of 2021. Antios will be responsible for the costs of adding this single cohort to its ongoing clinical trial. Arbutus will be responsible for the manufacture and supply of AB-729. Except to the extent necessary to carry out Antios’ responsibilities with respect to the collaboration trial, we have not provided any license grant to Antios for use of our AB-729 compound.

Phase 2a proof-of-concept clinical trial to evaluate AB-729 in combination with Peg-IFNα-2a

In July 2021,we received authorization from the U.S. Food and Drug Administration to proceed with our Investigational New Drug (IND) application for AB-729 in a Phase 2a proof-of-concept clinical trial to evaluate AB-729 in combination with ongoing NA therapy and short courses of Peg-IFNα-2a in subjects with chronic HBV infection. This is a randomized, open label, multicenter Phase 2a trial investigating the safety and antiviral activity of AB-729 in combination with ongoing NA therapy and short courses of Peg-IFNα-2a in subjects with CHB. Pending protocol finalization, the trial is expected to enroll 40 stably NA-suppressed, HBeAg negative, non-cirrhotic CHB subjects. After a 24-week dosing period of AB-729 (60 mg SC every 8 weeks (Q8W)), subjects will be randomized into one of 4 groups:
•A1: AB-729 + NA + weekly Peg-IFNα-2a for 24 weeks (N = 12)
•A2: NA + weekly Peg-IFNα-2a for 24 weeks (N = 12)
•B1: AB-729 + NA + weekly Peg-IFNα-2a for 12 weeks (N = 8)
•B2: NA + weekly Peg-IFNα-2a for 12 weeks (N = 8)
After completion of the assigned Peg-IFNα-2a treatment period, all subjects will remain on NA therapy for the initial 24-week follow up period, and then will discontinue NA treatment if treatment stopping criteria are met. If subjects stop NA therapy, they will enter an intensive follow-up period for 48 weeks. This Phase 2a proof-of-concept clinical trial is expected to initiate in the second half of 2021.

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

Our oral capsid inhibitor discovery effort generated promising next-generation compounds, which led to the nomination of AB-836 in January 2020. AB-836 is a novel chemical series differentiated from competitor compounds with the potential for increased efficacy and an enhanced resistance profile. AB-836 leverages a novel binding site within the core protein dimer-dimer interface, has shown to be active against NA resistant variants and has the potential to address certain known capsid resistant variants. AB-836 is anticipated to be combinable with other mechanisms of action and is also anticipated to be dosed once daily. We completed CTA/IND-enabling studies for AB-836 in the fourth quarter of 2020 and initiated a Phase 1a/1b clinical trial for AB-836 in the first quarter of 2021 with initial data from healthy volunteers and HBV subjects expected in the second half of 2021.

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

COVID-19 Impact

In December 2019 an outbreak of a novel strain of coronavirus (COVID-19) was identified in Wuhan, China. This virus continues to spread globally, has been declared a pandemic by the World Health Organization and has spread to nearly every country in the world. The impact of this pandemic has been, and will likely continue to be, extensive in many aspects of society. The pandemic has resulted in and will likely continue to result in significant disruptions to businesses. A number of countries and other jurisdictions around the world have implemented extreme measures to try and slow the spread of the virus. These measures include the closing of businesses and requiring people to stay in their homes, the latter of which raises uncertainty regarding the ability to travel to hospitals in order to participate in clinical trials. Additional measures that have had, and will likely continue to have, a major impact on clinical development, at least in the near-term, include shortages and delays in the supply chain, and prohibitions in certain countries on enrolling subjects in new clinical trials. While we have been able to progress with our clinical and pre-clinical activities to date, it is not possible to predict if the COVID-19 pandemic will materially impact our plans and timelines in the future.

Other Royalty Entitlements and Collaborations

Alnylam Pharmaceuticals, Inc. and Acuitas Therapeutics, Inc.

We have two royalty entitlements to Alnylam Pharmaceutical Inc.’s (“Alnylam”) global net sales of ONPATTRO.

In 2012, we entered into a license agreement with Alnylam that entitles Alnylam to develop and commercialize products with our lipid nanoparticle (“LNP”) delivery technology. Alnylam’s ONPATTRO, which represents the first approved application of our LNP technology, was approved by the United States Food and Drug Administration (“FDA”) and the European Medicines Agency (“EMA”) during the third quarter of 2018 and was launched by Alnylam immediately upon approval in the United States. Under the terms of this license agreement, we are entitled to tiered royalty payments on global net sales of ONPATTRO ranging from 1.00% - 2.33% after offsets, with the highest tier applicable to annual net sales above $500 million. This royalty interest was sold to the Ontario Municipal Employees Retirement System (“OMERS”), effective as of January 1, 2019, for $20 million in gross proceeds before advisory fees. OMERS will retain this entitlement until it has received $30 million in royalties, at which point 100% of this royalty entitlement on future global net sales of ONPATTRO will revert to us. OMERS has assumed the risk of collecting up to $30 million of future royalty payments from Alnylam and we are not obligated to reimburse OMERS if they fail to collect any such future royalties. If this royalty entitlement reverts to us, it has the potential to provide an active royalty stream or to be otherwise monetized again in full or in part. From the inception of the royalty sale through June 30, 2021, an aggregate of $7.2 million of royalties have been collected by OMERS.

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

On July 31, 2020, Roivant recapitalized Genevant through an equity investment and conversion of previously issued convertible debt securities held by Roivant. We participated in the recapitalization of Genevant with an equity investment of $2.5 million. In connection with the recapitalization, the three parties entered into an Amended and Restated Shareholders Agreement that provides Roivant with substantial control of Genevant. We have a non-voting observer seat on Genevant’s Board of Directors. As of June 30, 2021, we owned approximately 16% of the common equity of Genevant and the carrying value of our investment in Genevant was zero. Our entitlement to receive future royalties or sublicensing revenue from Genevant was not impacted by the recapitalization.

Moderna Inter Partes Review Petitions

On February 21, 2018 and March 5, 2018, Moderna Therapeutics, Inc. (“Moderna”) filed petitions requesting the United States Patent and Trademark Office to institute an Inter Partes Review of Arbutus United States Patents 9,404,127 (the “’127 Patent”) and 9,364,435 (the “’435 Patent”). In its petitions, Moderna sought to invalidate all claims of each patent based on Moderna’s allegation that the claims are anticipated and/or obvious. We filed a response to Moderna’s petitions on June 14, 2018. On September 12, 2018, the Patent Trial and Appeal Board (the “PTAB”) rendered its decision to institute Inter Partes Review of both the ‘127 Patent and the ‘435 Patent.

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

On January 9, 2019, Moderna filed an additional petition requesting Inter Partes Review of Arbutus United States Patent 8,058,069 (the “’069 Patent”). The PTAB instituted Inter Partes Review of the ‘069 Patent and, on July 23, 2020, issued a decision upholding all claims as valid. On September 23, 2020, Moderna appealed the ‘069 Inter Partes Review decision to the Federal Circuit Court of Appeals. Moderna filed its opening brief in that appeal on February 23, 2021, Arbutus filed its responsive brief on May 11, 2021, and Moderna filed its reply brief on July 1, 2021. A hearing date has not yet been set for this matter.

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

RESULTS OF OPERATIONS
The following summarizes the results of our operations for the periods shown:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in thousands)
Total revenue	$2,329	$1,514	$4,442	$3,005
Operating expenses	20,971	14,655	38,760	29,293
Loss from operations	(18,642)	(13,141)	(34,318)	(26,288)
Other income (loss)	(745)	(946)	(1,450)	(1,660)
Net loss	(19,387)	(14,087)	(35,768)	(27,948)
Dividend accretion of convertible preferred shares	(3,266)	(2,995)	(6,478)	(5,973)
Net loss attributable to common shares	$(22,653)	$(17,082)	$(42,246)	$(33,921)

Revenue

Revenues are summarized in the following table:

	Three Months Ended June 30,
	2021	% of Total	2020	% of Total
	(in thousands, except percentages)
Revenue from collaborations and licenses
Acuitas Therapeutics, Inc.	$1,163	50%	$761	50%
Other milestone and royalty payments	22	1%	63	4%
Non-cash royalty revenue
Alnylam Pharmaceuticals, Inc.	1,144	49%	690	46%
Total revenue	$2,329	100%	$1,514	100%

	Six Months Ended June 30,
	2021	% of Total	2020	% of Total
	(in thousands, except percentages)
Revenue from collaborations and licenses
Acuitas Therapeutics, Inc.	$2,258	51%	$1,514	50%
Other milestone and royalty payments	81	2%	146	5%
Non-cash royalty revenue
Alnylam Pharmaceuticals, Inc.	2,103	47%	1,345	45%
Total revenue	$4,442	100%	$3,005	100%

Total revenue increased $0.8 million and $1.4 million for the three and six months ended June 30, 2021 compared to the same periods in 2020, primarily due to an increase in license royalty revenue from Alnylam and Acuitas due to the growth of Alnylam’s sales of ONPATTRO.

Operating expenses

Operating expenses are summarized in the following table:

	Three Months Ended June 30,
	2021	% of Total	2020	% of Total
	(in thousands, except percentages)
Research and development	$15,396	73%	$10,465	71%
General and administrative	4,445	21%	3,566	24%
Depreciation	436	2%	501	3%
Change in fair value of contingent consideration	694	3%	116	1%
Site consolidation	—	—%	7	—%
Total operating expenses	$20,971	100%	$14,655	100%

	Six Months Ended June 30,
	2021	% of Total	2020	% of Total
	(in thousands, except percentages)
Research and development	$28,766	74%	$20,881	71%
General and administrative	8,292	21%	7,119	24%
Depreciation	879	2%	1,001	3%
Change in fair value of contingent consideration	823	2%	228	1%
Site consolidation	—	—%	64	—%
Total operating expenses	$38,760	100%	$29,293	100%

Research and development

Research and development expenses consist primarily of personnel expenses, fees paid to clinical research organizations and contract manufacturers, consumables and materials, consulting, and other third party expenses to support our clinical and pre-clinical activities, as well as a portion of stock-based compensation and general overhead costs.

Research and development expenses increased $4.9 million and $7.9 million for the three and six months ended June 30, 2021, respectively, compared to the same periods in 2020. The increase was due primarily to higher expenses for our clinical development and discovery programs, including activities under our collaboration with Assembly and internal research efforts to treat COVID-19 and future coronavirus outbreaks, both of which initiated in mid-2020.

A significant portion of our research and development expenses are not tracked by project as they benefit multiple projects or our technology platform and because our most-advanced programs are not yet in late-stage clinical development.

General and administrative

General and administrative expenses increased $0.9 million and $1.2 million for the three and six months ended June 30, 2021, respectively, as compared to the same periods in 2020, due primarily to increases in non-cash stock-based compensation expense and professional fees.

Change in fair value of contingent consideration

Contingent consideration is a liability we assumed from our acquisition of Arbutus, Inc. in March 2015. In general, as time passes and assuming no changes to the assumptions related to the contingency, the fair value of the contingent consideration increases as the progress of our programs get closer to triggering contingent payments based on certain sales milestones of our first commercial product for chronic HBV. As AB-729 continues to progress through Phase 2a proof-of-concept clinical trials, we increase our assumption regarding probability of success commensurate with the progression of the program, which increases the liability.

Site consolidation

The final portion of expenses associated with our site consolidation and organizational restructuring of our business in Warminster, PA, which was substantially completed in 2018, were fully recognized in 2020.

Other income (loss)

Other income (loss) is summarized in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in thousands)
Interest income	$31	$200	$70	$545
Interest expense	(763)	(1,099)	(1,535)	(2,140)
Foreign exchange (losses) / gains	(13)	(47)	15	(65)
Total other loss	$(745)	$(946)	$(1,450)	$(1,660)

Interest income

The decrease in interest income for the three and six months ended June 30, 2021 compared to the same period in 2020 was due primarily to a general decline in market interest rates.

Interest expense

Interest expense for the three and six months ended June 30, 2021 consisted primarily of non-cash amortization of discount and issuance costs related to the sale of a portion of our ONPATTRO royalty interest to OMERS in July 2019.

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

LIQUIDITY AND CAPITAL RESOURCES

The following table summarizes our cash flow activities for the periods indicated:

	Six Months Ended June 30,
	2021	2020
	(in thousands)
Net loss	$(35,768)	$(27,948)
Non-cash items	5,005	5,114
Net change in operating items	(1,127)	(1,420)
Net cash used in operating activities	(31,890)	(24,254)
Net cash provided by (used in) investing activities	(20,526)	20,970
Net cash provided by financing activities	31,163	17,440
Effect of foreign exchange rate changes on cash and cash equivalents	(44)	(56)
(Decrease) increase in cash and cash equivalents	(21,297)	14,100
Cash and cash equivalents, beginning of period	52,251	31,799
Cash and cash equivalents, end of period	$30,954	$45,899

Since our incorporation, we have financed our operations through the sales of equity, debt, revenues from research and development collaborations and licenses with corporate partners, royalty monetization, interest income on funds available for investment, and government contracts, grants and tax credits.

For the six months ended June 30, 2021, $31.9 million of cash was used in operating activities compared to $24.3 million for the six months ended June 30, 2020, an increase of $7.6 million. The increase was due primarily to a $7.1 million increase in research and development expenses due to higher expenses for our clinical development and discovery programs, including activities under our collaboration with Assembly and internal research efforts to treat COVID-19 and future coronavirus outbreaks, both of which initiated in mid-2020.

For the six months ended June 30, 2021, net cash used in investing activities was $20.5 million, consisting primarily of additional investments in marketable securities of $54.1 million, partially offset by maturities of investments in marketable securities of $34.4 million. For the six months ended June 30, 2020, net cash provided by investing activities was $21.0 million consisting of maturities of $46.9 million and purchases of investments in marketable securities of $25.9 million.

For the six months ended June 30, 2021 and 2020, net cash provided by financing activities was $31.2 million and $17.4 million, respectively, due primarily to proceeds from sales of common shares under our Open Market Sale Agreement, as amended, with Jefferies LLC (“Jefferies”).

Sources of Liquidity

As of June 30, 2021, we had cash, cash equivalents and investments of $121.3 million. We had no outstanding debt as of June 30, 2021.

We have an Open Market Sale Agreement (“Sale Agreement”) with Jefferies dated December 20, 2018, as amended on December 20, 2019 (the “2019 Amended Sale Agreement”), under which we may issue and sell common shares, from time to time, under a shelf registration statement on Form S-3 (File No. 333-235674), filed with the SEC on December 23, 2019 (the “2019 Shelf Registration Statement”). In July 2020, we fully utilized the remaining availability under the 2019 Amended Sale Agreement. In August 2020, we entered into a new amendment (the “2020 Amended Sale Agreement”) with Jefferies whereby we may issue and sell common shares from time to time for an aggregate sales price of up to $75 million under the 2019 Shelf Registration Statement.

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

During the six months ended June 30, 2021, we issued 7,845,925 common shares pursuant to the 2020 Amended Sale Agreement, resulting in net proceeds of approximately $30.7 million. For the six months ended June 30, 2020, we issued 6,438,265 common shares pursuant to the 2019 Amended Sale Agreement, resulting in net proceeds of approximately $17.4 million.

As of June 30, 2021, there was approximately $9.8 million available under the August 2020 Prospectus Supplement and $75.0 million available under the March 2021 Prospectus Supplement.

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

Cash requirements

At June 30, 2021, we held an aggregate of $121.3 million in cash, cash equivalents and investments. We believe that our cash resources as of June 30, 2021 will be sufficient to fund our operations through the third quarter of 2022 based on our expectation of a net cash burn between $70 million and $75 million in 2021. In the future, substantial additional funds will be required to continue with the active development of our pipeline products and technologies.

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

ITEM 4.      CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2021. The term “disclosure controls and procedures”, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure, particularly during the period in which this Quarterly Report on Form 10-Q was being prepared. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their desired objectives, and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2021, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a–15(f) and 15d–15(f) under the Exchange Act) during the three months ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
3.1
Notice of Articles and Articles of the Company, as amended (incorporated herein by reference to Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2017, filed with the SEC on March 16, 2018)

3.2
Amendment to Articles of the Company (incorporated herein by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018, filed with the SEC on November 7, 2018)

4.1
Governance Agreement between the Company and Roivant Sciences Ltd., a Bermuda exempted company, dated January 11, 2015 (incorporated herein by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K/A filed with the SEC on January 26, 2015)

10.1
Arbutus Biopharma Corporation 2016 Omnibus Share and Incentive Plan, as supplemented and amended (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 1, 2021)

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following materials from Arbutus Biopharma Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, formatted in inline XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations; (iii) Condensed Consolidated Statements of Comprehensive Loss; (iv) Condensed Consolidated Statements of Stockholders’ Equity; (v) Condensed Consolidated Statements of Cash Flows; and (vi) Notes to Condensed Consolidated Financial Statements

104	Cover page interactive data file (embedded within the inline XBRL document and included in Exhibit 101)
* Filed herewith.
** Furnished herewith.

SIGNATURES
   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 5, 2021.

ARBUTUS BIOPHARMA CORPORATION

By:	/s/ William H Collier
William H Collier
President and Chief Executive Officer