Form 10-Q
period 2021-09-30
Arbutus Biopharma Corp
filed 2021-11-04
CIK 1447028

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
OR
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
Yes  ☐     No ☒
As of November 2, 2021, the registrant had 135,269,247 common shares, without par value, outstanding.

ARBUTUS BIOPHARMA CORPORATION

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
ARBUTUS BIOPHARMA CORPORATION
Condensed Consolidated Balance Sheets
(Unaudited)
(In thousands of U.S. Dollars, except share and per share amounts)

	September 30, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$77,883	$52,251
Investments in marketable securities, current	43,520	71,017
Accounts receivable	1,667	1,312
Prepaid expenses and other current assets	3,466	3,124
Total current assets	126,536	127,704
Property and equipment, net of accumulated depreciation of $8,946 (December 31, 2020: $7,621)	6,352	6,927
Investments in marketable securities, non-current	30,534	—
Right of use asset	2,174	2,405
Other non-current assets	—	44
Total assets	$165,596	$137,080
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued liabilities	$9,727	$9,151
Lease liability, current	386	390
Total current liabilities	10,113	9,541
Liability related to sale of future royalties	17,883	19,554
Contingent consideration	5,105	3,426
Lease liability, non-current	2,355	2,593
Total liabilities	35,456	35,114
Stockholders’ equity
Preferred shares
Authorized: unlimited number without par value
Issued and outstanding: 1,164,000 (December 31, 2020: 1,164,000)	160,973	149,408
Common shares
Authorized: unlimited number without par value
Issued and outstanding: 110,264,915 (December 31, 2020: 89,678,722)	1,065,710	985,939
Additional paid-in capital	64,096	60,751
Deficit	(1,112,452)	(1,045,961)
Accumulated other comprehensive loss	(48,187)	(48,171)
Total stockholders’ equity	130,140	101,966
Total liabilities and stockholders’ equity	$165,596	$137,080

See accompanying notes to the condensed consolidated financial statements.

ARBUTUS BIOPHARMA CORPORATION
Condensed Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)
(In thousands of U.S. Dollars, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue
Collaborations and licenses	$1,480	$827	$3,819	$2,487
Non-cash royalty revenue	1,860	696	3,963	2,041
Total Revenue	3,340	1,523	7,782	4,528
Operating expenses
Research and development	16,299	12,065	45,065	32,946
General and administrative	4,146	4,065	12,438	11,184
Depreciation	447	490	1,326	1,491
Change in fair value of contingent consideration	856	120	1,679	348
Site consolidation	—	—	—	64
Total operating expenses	21,748	16,740	60,508	46,033
Loss from operations	(18,408)	(15,217)	(52,726)	(41,505)
Other income (loss)
Interest income	27	100	97	645
Interest expense	(762)	(1,074)	(2,297)	(3,214)
Foreign exchange (loss) gain	(15)	(19)	—	(84)
Equity investment loss	—	(2,545)	—	(2,545)
Total other loss	(750)	(3,538)	(2,200)	(5,198)
Loss before income taxes	(19,158)	(18,755)	(54,926)	(46,703)
Net loss	$(19,158)	$(18,755)	$(54,926)	$(46,703)
Items applicable to preferred shares:
Dividend accretion of convertible preferred shares	(5,087)	(3,027)	(11,565)	(9,000)
Net loss attributable to common shares	$(24,245)	$(21,782)	$(66,491)	$(55,703)

Loss per share
Basic and diluted	$(0.24)	$(0.27)	$(0.68)	$(0.77)
Weighted average number of common shares
Basic and diluted	101,286,351	79,487,444	97,174,253	72,342,070

Comprehensive income (loss)
Unrealized (loss) gain on available-for-sale securities	$(31)	$(72)	$(16)	$58
Currency translation adjustments	—	44	—	44
Comprehensive loss	$(19,189)	$(18,783)	$(54,942)	$(46,601)

See accompanying notes to the condensed consolidated financial statements.

ARBUTUS BIOPHARMA CORPORATION
Condensed Consolidated Statement of Stockholders’ Equity
(Unaudited)
(In thousands of U.S. Dollars, except share and per share amounts)

	Convertible Preferred Shares		Common Shares
	Number of Shares	Share Capital	Number of Shares	Share Capital	Additional Paid-In Capital	Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Balance December 31, 2020	1,164,000	$149,408	89,678,722	$985,939	$60,751	$(1,045,961)	$(48,171)	$101,966
Accretion of accumulated dividends on Preferred Shares	—	3,212	—	—	—	(3,212)	—	—
Stock-based compensation	—	—	—	—	1,647	—	—	1,647
Certain fair value adjustments to liability stock option awards	—	—	—	—	40	—	—	40
Issuance of common shares pursuant to the Open Market Sale Agreement	—	—	6,395,780	26,419	—	—	—	26,419
Issuance of common shares pursuant to exercise of options	—	—	65,952	335	(127)	—	—	208
Issuance of common shares pursuant to ESPP	—	—	104,917	425	(178)	—	—	247
Unrealized gain on available-for-sale securities	—	—	—	—	—	—	3	3
Net loss	—	—	—	—	—	(16,381)	—	(16,381)
Balance March 31, 2021	1,164,000	$152,620	96,245,371	$1,013,118	$62,133	$(1,065,554)	$(48,168)	$114,149
Accretion of accumulated dividends on Preferred Shares	—	3,266	—	—	—	(3,266)	—	—
Stock-based compensation	—	—	—	—	1,758	—	—	1,758
Certain fair value adjustments to liability stock option awards	—	—	—	—	51	—	—	51
Issuance of common shares pursuant to the Open Market Sale Agreement	—	—	1,450,145	4,274	—	—	—	4,274
Issuance of common shares pursuant to exercise of options	—	—	4,500	24	(9)	—	—	15
Unrealized loss on available-for-sale securities	—	—	—	—	—	—	(31)	(31)
Net loss	—	—	—	—	—	(19,387)	—	(19,387)
Balance June 30, 2021	1,164,000	$155,886	97,700,016	$1,017,416	$63,933	$(1,088,207)	$(48,199)	$100,829
Accretion of accumulated dividends on Preferred Shares	—	5,087	—	—	—	(5,087)	—	—
Stock-based compensation	—	—	—	—	1,549	—	—	1,549
Certain fair value adjustments to liability stock option awards	—	—	—	—	(44)	—	—	(44)
Issuance of common shares pursuant to the Open Market Sale Agreement	—	—	11,869,217	44,736	—	—	—	44,736
Issuance of common shares pursuant to exercise of options	—	—	604,264	3,166	(1,164)	—	—	2,002
Issuance of common shares pursuant to ESPP	—	—	91,418	392	(178)	—	—	214
Unrealized gain on available-for-sale securities	—	—	—	—	—	—	12	12
Net loss	—	—	—	—	—	(19,158)	—	(19,158)
Balance September 30, 2021	1,164,000	$160,973	110,264,915	$1,065,710	$64,096	$(1,112,452)	$(48,187)	$130,140

See accompanying notes to the condensed consolidated financial statements.

ARBUTUS BIOPHARMA CORPORATION
Condensed Consolidated Statement of Stockholders’ Equity
(Unaudited)
(In thousands of U.S. Dollars, except share and per share amounts)

	Convertible Preferred Shares		Common Shares
	Number of Shares	Share Capital	Number of Shares	Share Capital	Additional Paid-In Capital	Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Balance December 31, 2019	1,164,000	$137,285	64,780,314	$898,535	$55,246	$(970,093)	$(48,229)	$72,744
Accretion of accumulated dividends on Preferred Shares	—	2,978	—	—	—	(2,978)	—	—
Stock-based compensation	—	—	—	—	1,460	—	—	1,460
Certain fair value adjustments to liability stock option awards	—	—	—	—	180	—	—	180
Issuance of common shares pursuant to the Open Market Sale Agreement	—	—	4,147,081	12,315	—	—	—	12,315
Issuance of common shares pursuant to exercise of options	—	—	34,000	249	(83)	—	—	166
Unrealized gain on available-for-sale securities	—	—	—	—	—	—	252	252
Net loss	—	—	—	—	—	(13,861)	—	(13,861)
Balance March 31, 2020	1,164,000	$140,263	68,961,395	$911,099	$56,803	$(986,932)	$(47,977)	$73,256
Accretion of accumulated dividends on Preferred Shares	—	2,995	—	—	—	(2,995)	—	—
Stock-based compensation	—	—	—	—	1,597	—	—	1,597
Certain fair value adjustments to liability stock option awards	—	—	—	—	(92)	—	—	(92)
Issuance of common shares pursuant to the Open Market Sale Agreement	—	—	2,291,184	5,045	—	—	—	5,045
Issuance of common shares pursuant to exercise of options	—	—	4,000	(78)	(8)	—	—	(86)
Unrealized gain on available-for-sale securities	—	—	—	—	—	—	(122)	(122)
Net loss	—	—	—	—	—	(14,087)	—	(14,087)
Balance June 30, 2020	1,164,000	$143,258	71,256,579	$916,066	$58,300	$(1,004,014)	$(48,099)	$65,511
Accretion of accumulated dividends on Preferred Shares	—	3,027	—	—	—	(3,027)	—	—
Stock-based compensation	—	—	—	—	1,658	—	—	1,658
Certain fair value adjustments to liability stock option awards	—	—	—	—	(137)	—	—	(137)
Issuance of common shares pursuant to the Open Market Sale Agreement	—	—	13,258	48,760	—	—	—	48,760
Issuance of common shares pursuant to exercise of options	—	—	104	543	(207)	—	—	336
Unrealized gain on available-for-sale securities	—	—	—	—	—	—	(72)	(72)
Currency translation adjustments	—	—	—	—	—	—	44	44
Net loss	—	—	—	—	—	(18,755)	—	(18,755)
Balance September 30, 2020	1,164,000	$146,285	84,618,575	$965,369	$59,614	$(1,025,796)	$(48,127)	$97,345

See accompanying notes to the condensed consolidated financial statements.

ARBUTUS BIOPHARMA CORPORATION
Condensed Consolidated Statements of Cash Flow
(Unaudited)
(In thousands of U.S. Dollars)

	Nine Months Ended September 30,
	2021	2020
OPERATING ACTIVITIES
Net loss	$(54,926)	$(46,703)
Non-cash items:
Depreciation	1,326	1,491
Stock-based compensation expense	4,993	4,730
Unrealized foreign exchange losses (gains)	—	56
Change in fair value of contingent consideration	1,679	348
Net equity investment loss	—	2,544
Non-cash royalty revenue	(3,963)	(2,041)
Non-cash interest expense	2,292	3,166
Net accretion and amortization of investments in marketable securities	753	71
Net change in operating items:
Accounts receivable	(355)	129
Prepaid expenses and other assets	(67)	350
Accounts payable and accrued liabilities	585	(147)
Restructuring accrual	—	(137)
Other liabilities	(243)	(285)
Net cash used in operating activities	(47,926)	(36,428)
INVESTING ACTIVITIES
Purchase of investments	(54,156)	(28,904)
Disposition of investments	50,350	66,548
Investment in Genevant	—	(2,500)
Acquisition of property and equipment	(751)	(77)
Net cash (used in) provided by investing activities	(4,557)	35,067
FINANCING ACTIVITIES
Issuance of common shares pursuant to the Open Market Sale agreement	75,429	66,120
Issuance of common shares pursuant to exercise of options	2,225	416
Issuance of common shares pursuant to ESPP	461	—
Net cash provided by financing activities	78,115	66,536
Effect of foreign exchange rate changes on cash and cash equivalents	—	(56)
Increase in cash and cash equivalents	25,632	65,119
Cash and cash equivalents, beginning of period	52,251	31,799
Cash and cash equivalents, end of period	$77,883	$96,918

Supplemental cash flow information
Preferred shares dividends accrued	$(11,565)	$(9,000)

See accompanying notes to the condensed consolidated financial statements.

ARBUTUS BIOPHARMA CORPORATION

Notes to Condensed Consolidated Financial Statements
(Tabular amounts in thousands of U.S. Dollars, except share and per share amounts)

1.      Nature of business and future operations

Description of the Business

Arbutus Biopharma Corporation (the “Company” or “Arbutus”) is a clinical-stage biopharmaceutical company primarily focused on discovering, developing and commercializing a broad portfolio of wholly-owned assets with different modes of action to provide a cure for people with chronic hepatitis B virus (HBV) infection. The Company is advancing multiple product candidates with distinct mechanisms of action that suppress viral replication, reduce surface antigen and reawaken the immune system. Arbutus believes this three-prong approach is key to transforming the treatment and developing a potential cure for chronic HBV infection. Arbutus’ HBV product pipeline includes RNA interference (RNAi) therapeutics, oral capsid inhibitors, oral compounds that inhibit PD-L1 and oral HBV RNA destabilizers. In addition, Arbutus has an ongoing drug discovery and development program directed to identifying orally active agents for treating coronaviruses (including COVID-19).

The Company’s two lead product candidates are AB-729, the Company’s proprietary subcutaneously-delivered RNA interference (“RNAi”) product candidate that suppresses HBsAg expression, and AB-836, the Company’s proprietary next-generation oral capsid inhibitor that suppresses HBV DNA replication. AB-729 is currently in an ongoing Phase 1a/1b clinical trial and a Phase 2a proof-of-concept clinical trial in collaboration with Assembly Biosciences, Inc. (“Assembly”). The Company is also evaluating AB-729 in combination with other agents with potentially complementary mechanisms of action in multiple Phase 2a proof-of-concept clinical trials. Additionally, the Company is enrolling healthy subjects and HBV patients in a Phase 1a/1b clinical trial for AB-836 with initial data expected in the fourth quarter of 2021.

Liquidity

At September 30, 2021, the Company had an aggregate of $151.9 million in cash, cash equivalents and investments in marketable securities. The Company believes that these cash resources will be sufficient to fund its operations into the second quarter of 2023.

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

COVID-19 Impact

In December 2019 an outbreak of a novel strain of coronavirus (COVID-19) was identified in Wuhan, China. This virus has been declared a pandemic by the World Health Organization and has spread to nearly every country in the world. The impact of this pandemic has been, and will likely continue to be, extensive in many aspects of society. The pandemic has resulted in and will likely continue to result in significant disruptions to businesses. A number of countries and other jurisdictions around the world have implemented extreme measures in attempts to slow the spread of the virus. These measures include the closing of businesses and requiring people to stay in their homes, the latter of which raises uncertainty regarding the ability to travel to hospitals in order to participate in clinical trials. Additional measures that have had, and will likely continue to have, a major impact on clinical development, at least in the near-term, include shortages and delays in the supply chain, and prohibitions in certain countries on enrolling patients in new clinical trials. While the Company has been able to progress with our clinical and pre-clinical activities to date, it is not possible to predict if the COVID-19 pandemic will materially impact the Company’s plans and timelines in the future.

2.      Significant accounting policies

Basis of presentation

These unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial statements and, accordingly, do not include all disclosures required for annual financial statements. These statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the year ended December 31, 2020 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 (the “2020 Form 10-K”). These unaudited condensed consolidated financial statements reflect, in the opinion of management, all adjustments and reclassifications necessary to fairly present the Company’s financial position as of September 30, 2021 and December 31, 2020, the Company’s results of operations for the three and nine months ended September 30, 2021 and 2020, and the Company’s cash flows for the nine months ended September 30, 2021 and 2020. Such adjustments are of a normal recurring nature. The results of operations for the three and nine months ended September 30, 2021 are not necessarily indicative of the results for the full year. These unaudited condensed consolidated financial statements follow the same significant accounting policies as those described in the notes to the audited consolidated financial statements of the Company for the year ended December 31, 2020, except as described below under Recent Accounting Pronouncements.

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

Net loss attributable to common shareholders per share

The Company follows the two-class method when computing net loss attributable to common shareholders per share as the Company had issued Series A participating convertible preferred shares (“Preferred Shares”), as further described in note 10. The Company’s Preferred Shares were participating securities, as they entitled the holders to participate in dividends. However, the Company’s Preferred Shares did not require the holders to participate in losses of the Company and accordingly, if the Company reports a net loss attributable to holders of the Company’s common shares, net losses are not allocated to holders of the Preferred Shares.

Net loss attributable to common shareholders per share is calculated based on the weighted average number of common shares outstanding. Diluted net loss attributable to common shareholders per share does not differ from basic net loss attributable to common shareholders per share since the effect of the Company’s stock options and convertible preferred stock was anti-dilutive. During the nine months ended September 30, 2021 and 2020, potential common shares of 34.3 million and 31.6 million, respectively, consisting of the “if-converted” number of Preferred Shares and outstanding stock options, were excluded from the calculation of net loss per share because their inclusion would be anti-dilutive.

On October 18, 2021, the Preferred Shares were converted into 22,833,922 common shares. As a result of the conversion, the Company will no longer utilize the two-class method when computing net loss per share.

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

To determine the fair value of the contingent consideration (note 8), the Company uses a probability weighted assessment of the likelihood the milestones would be met and the estimated timing of such payments, and then the potential contingent payments were discounted to their present value using a probability adjusted discount rate that reflects the early stage nature of the development program, the time to complete the program development, and overall biotech indices. The Company determined the fair value of the contingent consideration was $5.1 million as of September 30, 2021 and the increase of $1.7 million from December 31, 2020 has been recorded as a component of total operating expenses in the statement of operations and comprehensive loss for the nine months ended September 30, 2021. The assumptions used in the discounted cash flow model are level 3 inputs as defined above. The Company assessed the sensitivity of the fair value measurement to changes in these unobservable inputs, and determined that changes within a reasonable range would not result in a materially different assessment of fair value.

The following tables present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis, and indicates the fair value hierarchy of the valuation techniques used to determine such fair value:

	Level 1	Level 2	Level 3	Total
As of September 30, 2021	(in thousands)
Assets
Cash and cash equivalents	$77,883	$—	$—	$77,883
Short-term investments	43,520	—	—	43,520
Long-term investments	30,534	—	—	30,534
Total	$151,937	$—	$—	$151,937
Liabilities
Liability-classified stock options	$—	$—	$37	$37
Contingent consideration	—	—	5,105	5,105
Total	$—	$—	$5,142	$5,142

	Level 1	Level 2	Level 3	Total
As of December 31, 2020	(in thousands)
Assets
Cash and cash equivalents	$52,251	$—	$—	$52,251
Short-term investments	71,017	—	—	71,017
Total	$123,268	$—	$—	$123,268
Liabilities
Liability-classified stock options	$—	$—	$250	$250
Contingent consideration	—	—	3,426	3,426
Total	$—	$—	$3,676	$3,676

The following table presents the changes in fair value of the Company’s liability-classified stock options:

	Liability at beginning of the period	Fair value of liability-classified options exercised in the period	Increase in fair value of liability	Liability at end of the period
	(in thousands)
Nine Months Ended September 30, 2021	$250	$(96)	$(117)	$37
Nine Months Ended September 30, 2020	$253	$—	$64	$317

The following table presents the changes in fair value of the Company’s contingent consideration:

	Liability at beginning of the period	Increase in fair value of liability	Liability at end of the period
	(in thousands)
Nine Months Ended September 30, 2021	$3,426	$1,679	$5,105
Nine Months Ended September 30, 2020	$2,953	$348	$3,301

4.    Investments in marketable securities

Investments in marketable securities consisted of the following:

	Amortized Cost	Gross Unrealized Gain(1)	Gross Unrealized Loss(1)	Fair Value
As of September 30, 2021	(in thousands)
Cash equivalents
US government money market fund	$29,708	$—	$—	$29,708
Total	$29,708	$—	$—	$29,708
Investments in marketable short-term securities
US government agency bonds	$2,021	$1	$—	$2,022
US treasury bills	2,000	—	—	2,000
US government bonds	39,494	4	—	39,498
Total	$43,515	$5	$—	$43,520
Investments in marketable long-term securities
US government agency bonds	$12,251	$—	$(5)	$12,246
US treasury bills	—	—	—	—
US government bonds	18,289	1	(2)	18,288
Total	$30,540	$1	$(7)	$30,534

(1) Gross unrealized gain (loss) is pre-tax and is reported in other comprehensive loss.

	Amortized Cost	Gross Unrealized Gain(1)	Gross Unrealized Loss(1)	Fair Value
As of December 31, 2020	(in thousands)
Cash equivalents
US government money market fund	$13,703	$—	$—	$13,703
US treasury bills	2,000	—	—	2,000
Total	$15,703	$—	$—	$15,703
Investments in marketable short-term securities
US government agency bonds	$11,550	$7	$—	$11,557
US treasury bills	21,990	2	—	21,992
US government bonds	37,463	6	(1)	37,468
Total	$71,003	$15	$(1)	$71,017

(1) Gross unrealized gain (loss) is pre-tax and is reported in other comprehensive loss.

The contractual term to maturity of the $43.5 million of short-term marketable securities held by the Company as of September 30, 2021 is less than one year. As of September 30, 2021, the Company held $30.5 million of long-term marketable securities with contractual maturities of more than one year, but less than five years. As of December 31, 2020, the Company’s $71.0 million of short-term marketable securities had contractual maturities of less than one year.

There were no realized gains or losses for the three and nine months ended September 30, 2021 or 2020.

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

As of September 30, 2021, the carrying value of the Company’s investment in Genevant was zero and the Company owned approximately 16% of the common equity of Genevant.

6.      Accounts payable and accrued liabilities

Accounts payable and accrued liabilities are comprised of the following:

	September 30, 2021	December 31, 2020
	(in thousands)
Trade accounts payable	$1,042	$2,994
Research and development accruals	5,451	1,653
Professional fee accruals	582	679
Payroll accruals	2,612	3,566
Liability options	37	250
Other accrued liabilities	3	9
Total accounts payable and accrued liabilities	$9,727	$9,151

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

The $30 million in royalties to be paid to OMERS is accounted for as a liability, with the difference between the liability and the gross proceeds received accounted for as a discount. The discount, as well as $1.5 million of transaction costs, will be amortized as interest expense based on the projected balance of the liability as of the beginning of each period. As of September 30, 2021, the Company estimated an effective annual interest rate of approximately 16%. Over the course of the Agreement, the actual interest rate will be affected by the amount and timing of royalty revenue recognized and changes in the timing of forecasted royalty revenue. On a quarterly basis, the Company will reassess the expected timing of the royalty revenue, recalculate the amortization and effective interest rate and adjust the accounting prospectively as needed.

The Company recognizes non-cash royalty revenue related to the sales of ONPATTRO during the term of the Agreement. As royalties are remitted to OMERS from Alnylam, the balance of the recognized liability is effectively repaid over the life of the Agreement. From the inception of the royalty sale through September 30, 2021, the Company has recorded an aggregate of $9.0 million of non-cash royalty revenue for royalties earned by OMERS. There are a number of factors that could materially affect the amount and timing of royalty payments from Alnylam, none of which are within the Company’s control.
The table below shows the activity related to the net liability for the nine months ended September 30, 2021 and 2020:

	Nine Months Ended September 30,
	2021	2020
	(in thousands)
Net liability related to sale of future royalties - beginning balance	$19,554	$18,992
Non-cash royalty revenue	(3,963)	(2,041)
Non-cash interest expense	2,292	3,166
Net liability related to sale of future royalties - ending balance	$17,883	$20,117

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

The fair value of the contingent consideration was $5.1 million as of September 30, 2021.

9.      Collaborations, contracts and licensing agreements

Vaccitech plc

In July 2021, the Company entered into a clinical collaboration agreement with Vaccitech plc (“Vaccitech”) to evaluate the safety, pharmacokinetics, immunogenicity, and antiviral activity of AB-729 followed by Vaccitech’s VTP-300, a proprietary T cell stimulating therapeutic vaccine, in nucleos(t)ide reverse transcriptase inhibitor-suppressed patients with chronic HBV infection (“CHB”). The Phase 2a clinical trial will be managed by Arbutus, subject to oversight by a joint development committee comprised of representatives from Arbutus and Vaccitech. Arbutus and Vaccitech retain full rights to their respective product candidates and will split all costs associated with the clinical trial. Pursuant to the agreement, the parties intend to undertake a larger Phase 2b clinical trial depending on the results of the initial Phase 2a clinical trial. The collaboration with Vaccitech is within the scope of the collaborative arrangements guidance and reimbursements and cost-sharing proceeds will be reflected as reductions of research and development expense when realized in the Company’s condensed consolidated statements of operations.

Antios Therapeutics, Inc.

In June 2021, the Company entered into a clinical collaboration agreement with Antios Therapeutics, Inc. (“Antios”) to evaluate a triple combination of AB-729, Antios’ proprietary active site polymerase inhibitor nucleotide (ASPIN), ATI-2173, and Viread (tenofovir disoproxil fumarate), for the treatment of patients with chronic HBV infection. Antios will be responsible for the costs of adding this single cohort to its ongoing Phase 2a ANTT201 clinical trial. Arbutus will be responsible for the manufacture and supply of AB-729. Except to the extent necessary to carry out Antios’ responsibilities with respect to the collaboration trial, the Company has not provided any license grant to Antios for use of its AB-729 compound.

Assembly Biosciences, Inc.

In August 2020, the Company entered into a clinical collaboration agreement with Assembly to evaluate AB-729 in a Phase 2 proof-of-concept triple combination clinical trial with Assembly’s lead HBV core inhibitor (capsid inhibitor) candidate vebicorvir (“VBR”) and standard-of-care NA therapy for the treatment of patients with chronic HBV infection. The Company and Assembly are sharing in the costs of the collaboration. The Company incurred $0.9 million and $2.1 million of costs related to the collaboration during the three and nine months ended September 30, 2021 and reflected those costs in research and development in the statement of operations and comprehensive loss. Except to the extent necessary to carry out Assembly’s responsibilities with respect to the collaboration trial, the Company has not provided any license grant to Assembly for use of its AB-729 compound.

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

Revenues are summarized in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in thousands)		(in thousands)
Revenue from collaborations and licenses
Acuitas Therapeutics, Inc.	$1,425	$774	$3,683	$2,288
Other milestone and royalty payments	55	54	136	199
Non-cash royalty revenue
Alnylam Pharmaceuticals, Inc.	1,860	695	3,963	2,041
Total revenue	$3,340	$1,523	$7,782	4,528

10. Stockholders’ equity

Open Market Sale Agreement

The Company has an Open Market Sale Agreement with Jefferies LLC (“Jefferies”) dated December 20, 2018, as amended by Amendment No. 1, dated December 20, 2019, Amendment No. 2, dated August 7, 2020 and Amendment No. 3, dated March 4, 2021 (as amended, the “Sale Agreement”), under which it may issue and sell common shares, from time to time, under a shelf registration statement on Form S-3 (File No. 333-248467), filed with the SEC on August 28, 2020 (the “Registration Statement”).

On March 4, 2021, the Company filed a prospectus supplement with the SEC (the “March 2021 Prospectus Supplement”) in connection with the offering of up to an additional $75.0 million of its common shares pursuant to the Sale Agreement under the Registration Statement.

During the three and nine months ended September 30, 2021, the Company issued 11,869,217 and 19,715,142 common shares, respectively, pursuant to the Sale Agreement, resulting in net proceeds of approximately $44.7 million and $75.4 million, respectively. For the three and nine months ended September 30, 2020, the Company issued 13,258,096 and 19,696,361 common shares, respectively, pursuant to the Sale Agreement, resulting in net proceeds of approximately $48.8 million and $66.1 million, respectively.

As of September 30, 2021, there was approximately $38.6 million remaining available under the March 2021 Prospectus Supplement.

On October 8, 2021, the Company filed a prospectus supplement with the SEC (the “October 2021 Prospectus Supplement”) in connection with the offering of up to an additional $75.0 million of its common shares pursuant to the Sale Agreement under the Registration Statement.

Stock-based compensation

The table below summarizes information about the Company’s stock based compensation for the three and nine months ended September 30, 2021 and 2020 and the expense recognized in the condensed consolidated statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in thousands, except share and per share data)
Options granted during period	242,400	188,600	3,369,750	2,856,150
Weighted average exercise price	$3.70	$2.25	$4.19	$3.21
Stock compensation expense
Research and development	$729	$808	$2,147	$2,341
General and administrative	886	880	2,846	2,389
Total stock compensation expense	$1,615	$1,688	$4,993	$4,730

Series A Preferred Shares

In October 2017, the Company entered into a subscription agreement with Roivant for the sale of Preferred Shares to Roivant for gross proceeds of $116.4 million. The Preferred Shares were non-voting and were convertible into common shares at a conversion price of $7.13 per share (which represents a 15% premium to the closing price of $6.20 per share). The purchase price for the Preferred Shares plus an amount equal to 8.75% per annum, compounded annually, was subject to mandatory conversion into 22,833,922 common shares on October 18, 2021. Roivant agreed to a four year lock-up period for this investment and its existing holdings in the Company. Roivant also agreed to a four year standstill whereby Roivant would not acquire greater than 49.99% of the Company’s common shares or securities convertible into common shares.

On October 18, 2021, the Preferred Shares were converted into 22,833,922 common shares and both the lockup and standstill periods expired. Following the conversion, Roivant owns approximately 29% of the Company’s outstanding common shares.

The Company recorded the Preferred Shares wholly as equity with no bifurcation of the conversion feature from the host contract, given that the Preferred Shares could not be cash settled and the redemption features were within the Company’s control, which included a fixed conversion ratio with predetermined timing and proceeds. The Company accrued for the 8.75% per annum compounding coupon at each reporting period end date as an increase to preferred share capital, and an increase to deficit (see statement of stockholders’ equity).

11.      Related party transactions

During the three and nine months ended September 30, 2021 and 2020, Genevant purchased certain administrative services from the Company. Income from these services was less than $0.1 million in both periods and is netted against research and development expenses in the condensed consolidated statements of operations.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following discussion and analysis by our management of our financial position and results of operations in conjunction with our audited consolidated financial statements and related notes thereto included as part of our Annual Report on Form 10-K for the year ended December 31, 2020 and our unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2021. Our consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles and are presented in U.S. dollars.

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
•the potential for our product candidates to achieve their desired or anticipated outcomes;
•the expected cost, timing and results of our clinical development plans and clinical trials, including our clinical collaborations with third parties;
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
•the expected return and benefits from strategic alliances, licensing agreements, and research collaborations with third parties;
•the expected timing of returns and benefits from strategic alliances, licensing agreements, and research collaborations with third parties;
•our expectations regarding our technology licensed to third parties;
•our anticipated revenue and expense fluctuation and guidance;
•our expectation of a net cash burn between $70 million and $75 million in 2021; and
•our belief that we have sufficient cash resources to fund our operations into the second quarter of 2023, as well as other statements relating to our future operations, financial performance or financial condition, prospects or other future events. Forward-looking statements appear primarily in the sections of this Form 10-Q entitled “Part I, Item 1- Financial Statements (Unaudited),” and “Part I, Item 2-Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
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

OVERVIEW

Arbutus Biopharma Corporation (“Arbutus”, the “Company”, “we”, “us”, and “our”) is a clinical-stage, biopharmaceutical company focused primarily on discovering, developing and commercializing a broad portfolio of wholly-owned assets with different mechanisms of action to provide a cure for people with chronic hepatitis B virus (“HBV”) infection. We are advancing multiple product candidates with distinct mechanisms of action that are designed to suppress viral replication, reduce surface antigen and reawaken the immune system. We believe this three-prong approach is key to transforming the treatment and developing a potential cure for chronic HBV infection. Our HBV product pipeline includes RNA interference (RNAi) therapeutics, oral capsid inhibitors, oral compounds that inhibit PD-L1 and oral HBV RNA destabilizers. In addition, we have an ongoing drug discovery and development program directed to identifying orally active agents for treating coronaviruses (including COVID-19).

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

AB-729 is currently in an ongoing Phase 1a/1b clinical trial and two Phase 2a proof-of-concept clinical trials in combination with other agents with potentially complementary mechanisms of action. We have announced positive preliminary results in the Phase 1a/1b clinical trial from several single and multi-dose cohorts of patients with chronic HBV infection, which have demonstrated that treatment with AB-729 resulted in meaningful declines in HBsAg while being well tolerated with no serious adverse events noted after both single and repeat dosing.

We are conducting a Phase 1a/1b clinical trial for AB-836 with initial data from healthy subjects and HBV patients anticipated in the fourth quarter of 2021. AB-836 is from a novel chemical series differentiated from competitor compounds and has the potential to provide increased efficacy and an enhanced resistance profile.

Additionally, we have commenced IND-enabling studies for our PD-L1 program. We believe this compound has the potential to reawaken patients’ HBV-specific immune response. In addition, we are in advanced lead optimization with next-generation oral HBV RNA destabilizer compounds that are designed to destabilize and ultimately degrade HBV RNAs resulting in the reduction of HBsAg.

• Creating combinations of therapeutic product candidates with complementary mechanisms of action designed to provide a functional cure for people with chronic HBV infection. We believe that our proprietary product candidates AB-729 and AB-836, along with existing approved therapies, may be combined into our first combination therapy for people with chronic HBV infection. To advance our efforts to position AB-729 as a potential cornerstone therapeutic in future HBV combination regimens, we have entered into several clinical collaborations to evaluate AB-729 in combination with other agents with potentially complementary mechanisms of action:

•Through our collaboration with Assembly, we are enrolling patients in a Phase 2a proof-of-concept clinical trial with a triple combination of AB-729, our RNAi product candidate, Assembly’s lead HBV core inhibitor (capsid inhibitor) product candidate, vebicorvir (“VBR”), and nucleos(t)ide analog (“NA”) therapy for the treatment of people with chronic HBV infection. Assembly is conducting this clinical trial and expecting initial data in 2022.

•In July 2021, Arbutus received authorization from the U.S. Food and Drug Administration to proceed with its Investigational New Drug (IND) application for AB-729 in a Phase 2a proof-of-concept clinical trial to evaluate AB-729 in combination with ongoing NA therapy and short courses of Peg-IFNα-2a in patients with chronic HBV infection. We have dosed the first patient in this Phase 2a proof-of-concept clinical trial.

•In July 2021, we entered into a clinical collaboration with Vaccitech to evaluate a triple combination of AB-729 with Vaccitech’s VTP-300, a proprietary T cell stimulating therapeutic vaccine, and standard-of-care NA therapy for the treatment of patients with chronic HBV infection. We expect to file a Clinical Trial Application (CTA) in the fourth quarter of 2021 and initiate the clinical trial in early 2022.

•In June 2021, we entered into a clinical collaboration with Antios to evaluate a triple combination of AB-729, Antios’ proprietary active site polymerase inhibitor nucleotide (ASPIN), ATI-2173, and Viread (tenofovir disoproxil fumarate), for the treatment of patients with chronic HBV infection. We expect that the additional cohort with AB-729 will be added to Antios’ ongoing phase 2 clinical trial in the fourth quarter of 2021.

• Advancement of an internal research program focused on identifying new small molecule antiviral medicines to treat COVID-19 and future coronavirus outbreaks. This program is focused on the discovery and development of new molecular entities for treating coronaviruses (including COVID-19) that address specific viral targets including the nsp12 viral polymerase and the nsp5 viral protease. Our collaboration with X-Chem, Inc. (“X-Chem”) and Proteros biostructures GmbH (“Proteros”) is expected to allow for the rapid screening of one of the largest small molecule libraries against Mpro (an essential protein required for the virus to replicate itself) and use state-of-the-art structure guided methods to rapidly optimize Mpro inhibitors. We are progressing lead candidates to nomination.

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

AB-729 is a subcutaneously-delivered RNAi therapeutic targeted to hepatocytes using our proprietary covalently conjugated GalNAc delivery technology. AB-729 reduces all HBV antigens and inhibits viral replication. We are conducting a three-part Phase 1a/1b clinical trial designed to investigate the safety, tolerability, pharmacokinetics, and pharmacodynamics of single- and multi-dose AB-729 in healthy subjects and in chronic HBV patients and to determine the most appropriate doses and dosing intervals to take forward into Phase 2 clinical development.

Part 1 of the trial dosed healthy subjects, and upon completion, supported advancing doses ranging from 60 mg to 180 mg into Part 2. Part 2 of the trial dosed patients with chronic HBV infection with single doses of AB-729, with all cohorts completing 48 weeks of follow-up in the second quarter of 2021. Part 3 of the trial is dosing HBV DNA negative and positive patients with multiple doses of AB-729 for 4, 8 or twelve weeks, and is on-going. Clinical data reported to date show that single and multi-doses of 60mg and 90mg of AB-729 are generally safe and well tolerated up to 48 weeks of dosing.

In June 2021, we presented three posters and a late breaker oral presentation at the 2021 EASL conference highlighting the most recent data from the multi-dose cohorts of this clinical trial. Repeat dosing of 60mg and 90mg of AB-729 resulted in comparable HBsAg decline profiles with a plateau in response observed around week 20, regardless of dose or dosing interval. Additionally, based on 3/5 evaluable patients, long term dosing of AB-729 demonstrated increased HBV specific immune responses, providing support for combination therapy including immunomodulatory agents.

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
ⱡ patients switched to AB-729 60 mg Q12W after Week 20 dose
* Data updated since EASL ILCTM presentation

Additional data from the ongoing cohorts in part 3 of this AB-729 Phase 1a/1b clinical trial will be presented in a poster session at The American Association for the Study of Liver Diseases (AASLD) – The Liver Meeting® 2021 – The Digital Experience, taking place from November 12-15, 2021. Key findings from the abstract include:
•AB-729 repeat dosing is generally safe and well tolerated.
•Robust mean declines in HBsAg were sustained with repeat dosing of AB-729, with no meaningful differences observed to date between doses (60 mg or 90 mg) and/or dosing intervals (every 4, 8 or 12 weeks).

•HBsAg suppression at levels <100 IU/mL is maintained in some patients up to 20 weeks following the last dose of AB-729.

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

Phase 2a proof-of-concept clinical trial to evaluate AB-729 in combination with Peg-IFNα-2a

In July 2021, we received authorization from the U.S. Food and Drug Administration to proceed with our Investigational New Drug (IND) application for AB-729 in a Phase 2a proof-of-concept clinical trial to evaluate AB-729 in combination with ongoing NA therapy and short courses of Peg-IFNα-2a in patients with chronic HBV infection. This is a randomized, open label, multicenter Phase 2a trial investigating the safety and antiviral activity of AB-729 in combination with ongoing NA therapy and short courses of Peg-IFNα-2a in patients with CHB. Pending protocol finalization, the trial is expected to enroll 40 stably NA-suppressed, HBeAg negative, non-cirrhotic CHB patients. After a 24-week dosing period of AB-729 (60 mg SC every 8 weeks (Q8W)), patients will be randomized into one of 4 groups:
•A1: AB-729 + NA + weekly Peg-IFNα-2a for 24 weeks (N = 12)
•A2: NA + weekly Peg-IFNα-2a for 24 weeks (N = 12)
•B1: AB-729 + NA + weekly Peg-IFNα-2a for 12 weeks (N = 8)
•B2: NA + weekly Peg-IFNα-2a for 12 weeks (N = 8)
After completion of the assigned Peg-IFNα-2a treatment period, all patients will remain on NA therapy for the initial 24-week follow up period, and then will discontinue NA treatment if treatment stopping criteria are met. If patients stop NA therapy, they will enter an intensive follow-up period for 48 weeks. We have dosed the first patient in this Phase 2a proof-of-concept clinical trial.
Collaboration with Assembly

In August 2020, we entered into a clinical collaboration agreement with Assembly to evaluate AB-729 in combination with Assembly’s lead HBV core inhibitor (capsid inhibitor) candidate vebicorvir (“VBR”) and standard-of-care NA therapy for the treatment of patients with chronic HBV infection. We are enrolling patients in a randomized, multi-center, open-label Phase 2a proof-of-concept clinical trial is evaluating the safety, pharmacokinetics, and antiviral activity of the triple combination of AB-729, VBR, and an NA compared to the double combinations of VBR with an NA and AB-729 with an NA. We expect to enroll approximately 60 virologically-suppressed patients with HBeAg negative chronic HBV infection in the first cohort of this trial. Patients will be dosed for 48 weeks with AB-729 60 mg subcutaneously every 8 weeks and VBR 300 mg orally once daily, with a 48-week follow-up period. We and Assembly will share in the costs of the collaboration. Assembly is conducting this clinical trial and expecting initial data in 2022. Under the terms of the collaboration, we and Assembly may also add additional cohorts in the future to evaluate other patient populations and/or combinations. Except to the extent necessary to carry out Assembly’s responsibilities with respect to the collaboration trial, we have not provided any license grant to Assembly for use of our AB-729 compound.

Collaboration with Vaccitech plc

In July 2021, we entered into a clinical collaboration agreement with Vaccitech plc (“Vaccitech”) to evaluate the safety, pharmacokinetics, immunogenicity, and antiviral activity of AB-729 followed by Vaccitech’s VTP-300, a proprietary T cell stimulating therapeutic vaccine, in NrtI-suppressed patients with CHB. Pending regulatory approval, the trial is expected to enroll 40 NA-suppressed, Hepatitis B e-antigen negative or positive, non-cirrhotic CHB patients. Patients are expected to receive AB-729 + NA for 24 weeks. At Week 24, patients will be randomized 1:1 to receive either NA + VTP-300 or NA + VTP-300 sham. At Week 48, all patients are expected to be evaluated for eligibility to either discontinue all treatments or remain on their NrtI only. Patients are expected to be followed for an additional 48 weeks. The Phase 2a proof-of-concept clinical trial will be managed by us, subject to oversight by a joint development committee comprised of representatives from us and Vaccitech. We and Vaccitech retain full rights to their respective product candidates and will split all costs associated with the clinical trial. We expect to file a CTA in the fourth quarter of 2021 and initiate the clinical trial in early 2022. Pursuant to the agreement, the parties intend to undertake a larger Phase 2b clinical trial depending on the results of the initial Phase 2a clinical trial.

Collaboration with Antios Therapeutics, Inc.

In June 2021, we entered into a clinical collaboration agreement with Antios Therapeutics, Inc. (“Antios”) to evaluate a triple combination of AB-729, Antios’ proprietary active site polymerase inhibitor nucleotide (ASPIN), ATI-2173, and Viread (tenofovir disoproxil fumarate), which is currently approved by the FDA, for the treatment of patients with chronic HBV infection. ATI-2173, AB-729 and Viread will be evaluated in combination in a single cohort in the ongoing Antios Phase 2a ANTT201 clinical trial. The multi-center, double-blinded, placebo-controlled, multiple‑dose cohort will evaluate the safety, pharmacokinetics, immunogenicity, and antiviral activity of the combination of ATI-2173, AB-729 and Viread. This cohort is expected to initiate in the fourth quarter of 2021. Antios will be responsible for the costs of adding this single cohort to its ongoing clinical trial. Arbutus will be responsible for the manufacture and supply of AB-729. Except to the extent necessary to carry out Antios’ responsibilities with respect to the collaboration trial, we have not provided any license grant to Antios for use of our AB-729 compound.

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

Our oral capsid inhibitor discovery effort generated promising next-generation compounds, which led to the nomination of AB-836 in January 2020. AB-836 is a novel chemical series differentiated from competitor compounds with the potential for increased efficacy and an enhanced resistance profile. AB-836 leverages a novel binding site within the core protein dimer-dimer interface, has shown to be active against NA resistant variants and has the potential to address certain known capsid resistant variants. AB-836 is anticipated to be combinable with other mechanisms of action and is also anticipated to be dosed once daily. We completed CTA/IND-enabling studies for AB-836 in the fourth quarter of 2020 and initiated a double-blind, randomized, placebo-controlled, single and multiple dose Phase 1a/1b clinical trial evaluating the safety, tolerability, and pharmacokinetics and pharmacodynamics of AB-836 in the first quarter of 2021, with initial data from healthy subjects and HBV patients expected in the fourth quarter of 2021.

Oral PD-L1 Inhibitors

PD-L1 inhibitors complement our pipeline of agents and could potentially be an important part of a combination therapy for the treatment of HBV. Highly functional HBV-specific T cells within our immune system are believed to be required for long-term HBV viral resolution. However, HBV-specific T cells become functionally defective, and greatly reduced in their frequency during chronic HBV infection. One approach to boost HBV-specific T cells is to prevent PD-L1 proteins from attaching to and inhibiting the HBV-specific T cells. Oral PD-L1 compounds have the potential to reawaken patients’ HBV-specific immune response by inhibiting PD-L1 and we recently commenced IND enabling studies for our PD-L1 program.

Oral HBV RNA Destabilizers

HBV RNA destabilizers are small molecule orally available agents that cause the destabilization and ultimate degradation of HBV RNAs. These agents result in the reduction of HBsAg and other viral proteins in both whole cell systems and animal models. They have the potential to selectively impact HBV versus other RNA or DNA viruses and demonstrate pangenotypic characteristics. HBV RNA destabilizers have demonstrated additive effects in combination with other anti-HBV mechanisms of action. HBV RNA destabilizers have the potential to complement or replace subcutaneously delivered RNAi agents, such as AB-729, with an oral therapy in combination with a capsid inhibitor and an approved NA. We are in advanced lead optimization with next-generation oral HBV RNA-destabilizers.

COVID-19 Research Efforts

While our core mission is to find a cure for HBV, the magnitude of the coronavirus pandemic is undeniable. Given our proven expertise in the discovery of new antiviral therapies, we initiated a drug discovery effort for treating coronaviruses, including COVID-19, in 2020. To that end, we have assembled an internal team of expert scientists under the direction of our Chief

Scientific Officer, Dr. Michael Sofia, to identify novel small molecule therapies to treat COVID-19 and future coronavirus outbreaks. Dr. Sofia, who was awarded the Lasker-DeBakey Award for his discovery of sofosbuvir, brings extensive antiviral drug discovery experience to this new program. We are also a member of the COVID R&D consortium to address the SARS-CoV-2 pandemic and any future coronavirus outbreaks. At this time, our COVID-19 research program is focused on the discovery and development of new molecular entities that address specific viral targets including the nsp12 viral polymerase and the nsp5 viral protease. These targets are essential viral proteins which we have experience in targeting. We are progressing lead candidates to nomination.

Collaboration with X-Chem, Inc. and Proteros biostructures GmbH

In March 2021, we entered into a discovery research and license agreement with X-Chem and Proteros to focus on the discovery of novel inhibitors targeting the SARS-CoV-2 nsp5 main protease (Mpro). The agreement is designed to accelerate the development of pan-coronavirus agents to treat COVID-19 and potential future coronavirus outbreaks. This collaboration brings together our expertise in the discovery and development of antiviral agents with X-Chem’s industry leading DNA-encoded library (DEL) technology and Proteros’ protein sciences, biophysics and structural biology capabilities and provides important synergies to potentially identify safe and effective therapies against coronaviruses including SARS-CoV-2. The collaboration allows for the rapid screening of one of the largest small molecule libraries against Mpro (an essential protein required for the virus to replicate itself) and the use of state-of-the-art structure guided methods to rapidly optimize Mpro inhibitors, which we could potentially progress to clinical candidates. The agreement provides for payments by the Company to X-Chem and Proteros upon satisfaction of certain development, regulatory and commercial milestones, as well as royalties on sales.

COVID-19 Impact

In December 2019 an outbreak of a novel strain of coronavirus (COVID-19) was identified in Wuhan, China. This virus has been declared a pandemic by the World Health Organization and has spread to nearly every country in the world. The impact of this pandemic has been, and will likely continue to be, extensive in many aspects of society. The pandemic has resulted in and will likely continue to result in significant disruptions to businesses. A number of countries and other jurisdictions around the world have implemented extreme measures in attempts to slow the spread of the virus. These measures include the closing of businesses and requiring people to stay in their homes, the latter of which raises uncertainty regarding the ability to travel to hospitals in order to participate in clinical trials. Additional measures that have had, and will likely continue to have, a major impact on clinical development, at least in the near-term, include shortages and delays in the supply chain, and prohibitions in certain countries on enrolling patients in new clinical trials. While we have been able to progress with our clinical and pre-clinical activities to date, it is not possible to predict if the COVID-19 pandemic will materially impact our plans and timelines in the future.

Other Royalty Entitlements and Collaborations

Alnylam Pharmaceuticals, Inc. and Acuitas Therapeutics, Inc.

We have two royalty entitlements to Alnylam Pharmaceutical Inc.’s (“Alnylam”) global net sales of ONPATTRO.

In 2012, we entered into a license agreement with Alnylam that entitles Alnylam to develop and commercialize products with our lipid nanoparticle (“LNP”) delivery technology. Alnylam’s ONPATTRO, which represents the first approved application of our LNP technology, was approved by the United States Food and Drug Administration (“FDA”) and the European Medicines Agency (“EMA”) during the third quarter of 2018 and was launched by Alnylam immediately upon approval in the United States. Under the terms of this license agreement, we are entitled to tiered royalty payments on global net sales of ONPATTRO ranging from 1.00% - 2.33% after offsets, with the highest tier applicable to annual net sales above $500 million. This royalty interest was sold to the Ontario Municipal Employees Retirement System (“OMERS”), effective as of January 1, 2019, for $20 million in gross proceeds before advisory fees. OMERS will retain this entitlement until it has received $30 million in royalties, at which point 100% of this royalty entitlement on future global net sales of ONPATTRO will revert to us. OMERS has assumed the risk of collecting up to $30 million of future royalty payments from Alnylam and we are not obligated to reimburse OMERS if they fail to collect any such future royalties. If this royalty entitlement reverts to us, it has the potential to provide an active royalty stream or to be otherwise monetized again in full or in part. From the inception of the royalty sale through September 30, 2021, an aggregate of $9.0 million of royalties have been collected by OMERS.

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

In July 2020, Roivant recapitalized Genevant through an equity investment and conversion of previously issued convertible debt securities held by Roivant. We participated in the recapitalization of Genevant with an equity investment of $2.5 million. In connection with the recapitalization, the three parties entered into an Amended and Restated Shareholders Agreement that provides Roivant with substantial control of Genevant. We have a non-voting observer seat on Genevant’s Board of Directors. As of September 30, 2021, we owned approximately 16% of the common equity of Genevant and the carrying value of our investment in Genevant was zero. Our entitlement to receive future royalties or sublicensing revenue from Genevant was not impacted by the recapitalization.

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

The status of these patents, which collectively represent only a fraction of Arbutus’ extensive LNP patent portfolio, is as follows: with respect to the ‘127 Patent, the PTAB held all claims as invalid on September 10, 2019, by reason of anticipatory prior art. However this decision was vacated and sent back (remanded) to the PTAB for a rehearing, pending the Supreme Court’s decision whether to grant certiorari in a different case, United States v. Athrex, Inc. (“US v. Athrex”), the holding of which could impact the findings in the ‘127 Patent matter. The Supreme Court granted certiorari in US v. Athrex on October 13, 2020 (i.e. agreed to review the decision appealed from a lower court). Until the Supreme Court rendered its opinion in US v. Athrex, the ‘127 Patent hearing remained in abeyance, with no decision reached as to the validity of its claims. The Supreme Court decided on the US v. Athrex case on June 21, 2021, following which the Federal Circuit reinstated the appeal sua sponte, requiring the parties to brief how the case should proceed in light of the Supreme Court’s opinion or for the Appellant to waive the challenge. Arbutus elected to waive the challenge and proceed with the appeal at the Federal Circuit. The opening brief was filed on October 25, 2021. Moderna’s responsive brief is due by January 3, 2022. No hearing date has been set for this matter.

With respect to the ‘435 Patent, the PTAB rendered its decision on September 11, 2019, holding certain claims invalid and upholding other claims as valid. On November 13, 2019, we and Moderna both appealed the decision. Moderna filed its opening brief on May 4, 2020 and we provided our opening and responsive brief on July 27, 2020. Moderna subsequently filed its reply and responsive brief on October 5, 2020, and we filed our reply brief on November 9, 2020. An oral hearing on the ‘435 Patent was held on October 7, 2021.

On January 9, 2019, Moderna filed an additional petition requesting Inter Partes Review of Arbutus United States Patent 8,058,069 (the “’069 Patent”). The PTAB instituted Inter Partes Review of the ‘069 Patent and, on July 23, 2020, issued a decision upholding all claims as valid. On September 23, 2020, Moderna appealed the ‘069 Inter Partes Review decision to the Federal Circuit Court of Appeals. Moderna filed its opening brief in that appeal on February 23, 2021, Arbutus filed its responsive brief on May 11, 2021, and Moderna filed its reply brief on July 1, 2021. An oral hearing on the ‘069 Patent was held on October 7, 2021.

Moderna and Merck European Oppositions

On April 5, 2018, Moderna and Merck, Sharp & Dohme Corporation (“Merck”) filed Notices of Opposition to Arbutus’ European patent EP 2279254 (“the ’254 Patent”) with the European Patent Office (“EPO”), requesting that the ‘254 Patent be revoked in its entirety for all contracting states. We filed a response to Moderna and Merck’s oppositions on September 3, 2018. A hearing was conducted before the Opposition Division of the EPO on October 10, 2019. At the conclusion of the hearing, the EPO upheld an auxiliary request adopting the amendment, as put forth by us, of certain claims of the ‘254 Patent. In February 2020 Moderna and Merck filed Notices of Appeal challenging the EPO’s grant of the auxiliary request. Merck filed its notice of appeal on February 24, 2020 and Moderna on February 27, 2020. We filed our response on September 18, 2020. The date for the oral proceedings has not been set.

While we are the patent holder, the ‘127 Patent, the ‘435 Patent, the ‘069 Patent and the ‘254 Patent have been licensed to Genevant and are included in the rights licensed by us to Genevant under the Genevant License.

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

RESULTS OF OPERATIONS
The following summarizes the results of our operations for the periods shown:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in thousands)
Total revenue	$3,340	$1,523	$7,782	$4,528
Operating expenses	21,748	16,740	60,508	46,033
Loss from operations	(18,408)	(15,217)	(52,726)	(41,505)
Other income (loss)	(750)	(3,538)	(2,200)	(5,198)
Net loss	(19,158)	(18,755)	(54,926)	(46,703)
Dividend accretion of convertible preferred shares	(5,087)	(3,027)	(11,565)	(9,000)
Net loss attributable to common shares	$(24,245)	$(21,782)	$(66,491)	$(55,703)

Revenue

Revenues are summarized in the following table:

	Three Months Ended September 30,
	2021	% of Total	2020	% of Total
	(in thousands, except percentages)
Revenue from collaborations and licenses
Acuitas Therapeutics, Inc.	$1,425	43%	$774	51%
Other milestone and royalty payments	55	2%	54	4%
Non-cash royalty revenue
Alnylam Pharmaceuticals, Inc.	1,860	56%	695	46%
Total revenue	$3,340	100%	$1,523	100%

	Nine Months Ended September 30,
	2021	% of Total	2020	% of Total
	(in thousands, except percentages)
Revenue from collaborations and licenses
Acuitas Therapeutics, Inc.	$3,683	47%	$2,288	51%
Other milestone and royalty payments	136	2%	199	4%
Non-cash royalty revenue
Alnylam Pharmaceuticals, Inc.	3,963	51%	2,041	45%
Total revenue	$7,782	100%	$4,528	100%

Total revenue increased $1.8 million and $3.3 million, respectively, for the three and nine months ended September 30, 2021 compared to the same periods in 2020, primarily due to an increase in license royalty revenue from Alnylam and Acuitas due to the growth of Alnylam’s sales of ONPATTRO.

Operating expenses

Operating expenses are summarized in the following table:

	Three Months Ended September 30,
	2021	% of Total	2020	% of Total
	(in thousands, except percentages)
Research and development	$16,299	75%	$12,065	72%
General and administrative	4,146	19%	4,065	24%
Depreciation	447	2%	490	3%
Change in fair value of contingent consideration	856	4%	120	1%
Total operating expenses	$21,748	100%	$16,740	100%

	Nine Months Ended September 30,
	2021	% of Total	2020	% of Total
	(in thousands, except percentages)
Research and development	$45,065	74%	$32,946	72%
General and administrative	12,438	21%	11,184	24%
Depreciation	1,326	2%	1,491	3%
Change in fair value of contingent consideration	1,679	3%	348	1%
Site consolidation	—	—%	64	—%
Total operating expenses	$60,508	100%	$46,033	100%

Research and development

Research and development expenses consist primarily of personnel expenses, fees paid to clinical research organizations and contract manufacturers, consumables and materials, consulting, and other third party expenses to support our clinical and pre-clinical activities, as well as a portion of stock-based compensation and general overhead costs.

Research and development expenses increased $4.2 million and $12.1 million for the three and nine months ended September 30, 2021, respectively, compared to the same periods in 2020. The increase was due primarily to higher expenses for our clinical development and discovery programs, including activities under our collaboration with Assembly and internal research efforts to treat COVID-19 and future coronavirus outbreaks, both of which initiated in mid-2020.

A significant portion of our research and development expenses are not tracked by project as they benefit multiple projects or our technology platform and because our most-advanced programs are not yet in late-stage clinical development.

General and administrative

General and administrative expenses increased $0.1 million for the three months ended September 30, 2021 as compared to the same period in 2020. General and administrative expenses increased $1.3 million for the nine months ended September 30, 2021 as compared to the same period in 2020, due primarily to increases in non-cash stock-based compensation expense, professional fees and insurance.

Change in fair value of contingent consideration

Contingent consideration is a liability related to our acquisition of Enantigen Therapeutics, Inc. in October 2014. In general, as time passes and assuming no changes to the assumptions related to the contingency, the fair value of the contingent consideration increases as the progress of our programs get closer to triggering contingent payments based on certain sales milestones of our first commercial product for chronic HBV. As AB-729 continues to progress through Phase 2a proof-of-concept clinical trials, we increase our assumption regarding probability of success commensurate with the progression of the program, which increases the liability.

Site consolidation

The final portion of expenses associated with our site consolidation and organizational restructuring of our business in Warminster, PA, which was substantially completed in 2018, was fully recognized in 2020.

Other income (loss)

Other income (loss) is summarized in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in thousands)
Interest income	$27	$100	$97	$645
Interest expense	(762)	(1,074)	(2,297)	(3,214)
Foreign exchange (losses) / gains	(15)	(19)	—	(84)
Total other loss	$(750)	$(3,538)	$(2,200)	$(5,198)

Interest income

The decrease in interest income for the three and nine months ended September 30, 2021 compared to the same period in 2020 was due primarily to a general decline in market interest rates.

Interest expense

Interest expense for the three and nine months ended September 30, 2021 consisted primarily of non-cash amortization of discount and issuance costs related to the sale of a portion of our ONPATTRO royalty interest to OMERS in July 2019.

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

LIQUIDITY AND CAPITAL RESOURCES

The following table summarizes our cash flow activities for the periods indicated:

	Nine Months Ended September 30,
	2021	2020
	(in thousands)
Net loss	$(54,926)	$(46,703)
Non-cash items	7,080	10,365
Net change in operating items	(80)	(90)
Net cash used in operating activities	(47,926)	(36,428)
Net cash provided by (used in) investing activities	(4,557)	35,067
Net cash provided by financing activities	78,115	66,536
Effect of foreign exchange rate changes on cash and cash equivalents	—	(56)
Increase in cash and cash equivalents	25,632	65,119
Cash and cash equivalents, beginning of period	52,251	31,799
Cash and cash equivalents, end of period	$77,883	$96,918

Since our incorporation, we have financed our operations through sales of equity, debt, revenues from research and development collaborations and licenses with corporate partners, royalty monetization, interest income on funds available for investment, and government contracts, grants and tax credits.

For the nine months ended September 30, 2021, $47.9 million of cash was used in operating activities compared to $36.4 million for the nine months ended September 30, 2020, an increase of $11.5 million. The increase was due primarily to a $12.1 million increase in research and development expenses due to higher expenses for our clinical development and discovery programs, including activities under our collaboration with Assembly and internal research efforts to treat COVID-19 and future coronavirus outbreaks, both of which initiated in mid-2020.

For the nine months ended September 30, 2021, net cash used in investing activities was $4.6 million, consisting primarily of additional investments in marketable securities of $54.2 million, partially offset by maturities of investments in marketable securities of $50.4 million. For the nine months ended September 30, 2020, net cash provided by investing activities was $35.1 million consisting of maturities of $66.5 million and purchases of investments in marketable securities of $28.9 million.

For the nine months ended September 30, 2021 and 2020, net cash provided by financing activities was $78.1 million and $66.5 million, respectively, due primarily to proceeds from sales of common shares under our Open Market Sale Agreement, as amended, with Jefferies LLC (“Jefferies”).

Sources of Liquidity

As of September 30, 2021, we had cash, cash equivalents and investments in marketable securities of $151.9 million. We had no outstanding debt as of September 30, 2021.

We have an Open Market Sale Agreement with Jefferies LLC (“Jefferies”) dated December 20, 2018, as amended by Amendment No. 1, dated December 20, 2019, Amendment No. 2, dated August 7, 2020 and Amendment No. 3, dated March 4, 2021 (as amended, the “Sale Agreement”), under which we may issue and sell common shares, from time to time, under a shelf registration statement on Form S-3 (File No. 333-248467), filed with the SEC on August 28, 2020 (the “Registration Statement”).

On March 4, 2021, we filed a prospectus supplement with the SEC (the “March 2021 Prospectus Supplement”) in connection with the offering of up to an additional $75.0 million of our common shares pursuant to the Sale Agreement under the Registration Statement.

During the nine months ended September 30, 2021, we issued 19,715,142 common shares pursuant to the Sale Agreement, resulting in net proceeds of approximately $75.4 million. For the nine months ended September 30, 2020, we issued 19,696,361 common shares pursuant to the Sale Agreement, resulting in net proceeds of approximately $66.1 million.

As of September 30, 2021, there was approximately $38.6 million available under the March 2021 Prospectus Supplement.

On October 8, 2021, we filed a prospectus supplement with the SEC (the “October 2021 Prospectus Supplement”) in connection with the offering of up to an additional $75.0 million of our common shares pursuant to the Sale Agreement under the Registration Statement.

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

Cash requirements

At September 30, 2021, we held an aggregate of $151.9 million in cash, cash equivalents and investments in marketable securities. We believe that our cash resources as of September 30, 2021 will be sufficient to fund our operations into the second quarter of 2023. In the future, substantial additional funds will be required to continue with the active development of our pipeline products and technologies.

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

ITEM 4.      CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2021. The term “disclosure controls and procedures”, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure, particularly during the period in which this Quarterly Report on Form 10-Q was being prepared. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their desired objectives, and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2021, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a–15(f) and 15d–15(f) under the Exchange Act) during the three months ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following materials from Arbutus Biopharma Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, formatted in inline XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations; (iii) Condensed Consolidated Statements of Comprehensive Loss; (iv) Condensed Consolidated Statements of Stockholders’ Equity; (v) Condensed Consolidated Statements of Cash Flows; and (vi) Notes to Condensed Consolidated Financial Statements

104	Cover page interactive data file (embedded within the inline XBRL document and included in Exhibit 101)
* Filed herewith.
** Furnished herewith.

SIGNATURES
   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 4, 2021.

ARBUTUS BIOPHARMA CORPORATION

By:	/s/ William H Collier
William H Collier
President and Chief Executive Officer