Form 10-K
period 2021-12-31
Arbutus Biopharma Corp
filed 2022-03-03
CIK 1447028

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of June 30, 2021, the last business day of the registrant’s most recently completed second fiscal quarter, the approximate aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant was $238,483,586 based on the closing price of $3.03 per share as reported on the Nasdaq Global Select Market as of that date).
As of March 3, 2022, the registrant had 148,641,736 common shares, without par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its 2022 Annual Meeting of Shareholders, which the registrant intends to file pursuant to Regulation 14A with the Securities and Exchange Commission no later than 120 days after the registrant’s fiscal year ended December 31, 2021, are incorporated by reference into Part III of this Form 10-K.

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
•the expected returns and benefits from strategic alliances, licensing agreements, and research collaborations with third parties;
•our expectations regarding our technology licensed to third parties, and the timing thereof;
•our anticipated revenue and expense fluctuation and guidance;
•our expectations regarding the timing of announcing data from our ongoing clinical trials
•our expectations regarding current patent disputes and litigation;
•our expectation of a net cash burn between $90.0 million and $95.0 million in 2022; and
•our belief that we have sufficient cash resources to fund our operations into the second quarter of 2024,

as well as other statements relating to our future operations, financial performance or financial condition, prospects or other future events. Forward-looking statements appear primarily in the sections of this Form 10-K entitled “Item 1-Business,” “Item 1A-Risk Factors,” “Item 7-Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Item 7A-Quantitative and Qualitative Disclosures About Market Risk,” and “Item 8-Financial Statements and Supplementary Data.”

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

Risk Factors Summary

The following is a summary of the principal risks that could adversely affect our business, operations and financial results. For more information, see “Item 1A. Risk Factors” in this Annual Report on Form 10-K for the year ended December 31, 2021.

Risks Related to Our Business, Our Financial Results and Need for Additional Capital

•We are in the early stages of our development, and there is a limited amount of information about us upon which you can evaluate our product candidates.
•We will require substantial additional capital to fund our operations. Additional funds may be dilutive to shareholders or impose operational restrictions. Further, if additional capital is not available, we may need to delay, limit or eliminate our research, development and commercialization programs and modify our business strategy.
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
•Pre-clinical studies and preliminary and interim data from clinical trials of our product candidates are not necessarily predictive of the results or success of ongoing or later clinical trials of our product candidates. If we cannot replicate the results from our pre-clinical studies and initial clinical trials of our product candidates in later clinical trials, we may be unable to successfully develop, obtain regulatory approval for and commercialize our product candidates.
•Because we have limited resources, we may decide to pursue a particular product candidate and fail to advance product candidates that later demonstrate a greater chance of clinical and commercial success.
•Several of our current pre-clinical studies and clinical trials are being conducted outside the United States, and the United States Food and Drug Administration (the “FDA”) may not accept data from trials conducted in locations outside the United States.
•We cannot guarantee how long it will take regulatory agencies to review our applications for product candidates, and we may fail to obtain the necessary regulatory approvals to market our product candidates.
•If a particular product candidate causes undesirable side effects, then we may be unable to receive regulatory approval of or commercialize such product candidate.
•We may find it difficult to enroll patients in our clinical trials, which could delay or prevent our clinical trials.
•Several of our and our collaboration partner’s clinical trials have been impacted and could be delayed or suspended as a result of the military action by Russia in Ukraine.
•Even if our product candidates obtain regulatory approval, they will remain subject to ongoing regulatory requirements and oversight.
•We face significant competition from other biotechnology and pharmaceutical companies.
•We are largely dependent on the future commercial success of our HBV and coronavirus product candidates.
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
•Failure to comply with the United States Foreign Corrupt Practices Act (“FCPA”), and potentially other global anti-corruption and anti-bribery laws such as the Canadian Corruption of Foreign Public Officials Act, could subject us to adverse consequences.

Risks Related to Our Dependence on Third Parties

•We depend on our license agreement with Alnylam Pharmaceuticals, Inc. (“Alnylam”) for the commercialization of ONPATTRO™ (Patisiran).
•We expect to depend in part on our licensing agreements for a significant portion of our revenues for the foreseeable future and to develop, conduct clinical trials with, obtain regulatory approvals for, and manufacture, market and sell some of our product candidates. If these licensing agreements are unsuccessful, or anticipated milestone or royalty payments are not received, our business could be materially adversely affected.
•We are dependent on collaboration and licensing partners and, therefore, are subject to the efforts of these parties and our ability to successfully collaborate with them.
•We will depend on Qilu Pharmaceuticals (“Qilu”) for the development and commercialization of AB-729 in China, Hong Kong, Macau and Taiwan.
•If conflicts arise between our collaboration or licensing partners and us, our collaboration or licensing partners may act in their best interest and not in our best interest, which could adversely affect our business.
•We rely on third parties to conduct our clinical trials, and if they fail to fulfill their obligations, perform services in a satisfactorily manner, and/or comply with applicable legal or regulatory requirements, our development plans may be adversely affected.
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
•We could face liability from our controlled use of hazardous and radioactive materials in our research and development processes.
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

PART I
Item 1. Business

Overview

Arbutus Biopharma Corporation (“Arbutus”, the “Company”, “we”, “us”, and “our”) is a clinical-stage, biopharmaceutical company leveraging its extensive virology expertise to develop novel therapeutics that target specific viral diseases. Our current focus areas include Hepatitis B virus (HBV), SARS-CoV-2 and other coronaviruses. In HBV, we are developing an RNA interference (“RNAi”) therapeutic, oral capsid inhibitor, oral PD-L1 inhibitor, and oral RNA destabilizer that we intend to combine to provide a functional cure for patients with chronic HBV infection (“cHBV”) by suppressing viral replication, reducing surface antigen and reawakening the immune system. We believe our lead compound, AB-729, is the only RNAi therapeutic with evidence of immune re-awakening, and is currently being evaluated in multiple phase 2 clinical trials. We have an ongoing drug discovery and development program directed to identifying novel, orally active agents for treating coronaviruses (including SARS-CoV-2). We are also exploring oncology applications for our internal PD-L1 portfolio.

Strategy

The core elements of our strategy include:

•Developing a broad portfolio of compounds that target cHBV. Our HBV product pipeline includes a subcutaneously-delivered RNAi therapeutic, an oral capsid inhibitor, an oral HBV RNA destabilizer compound and an oral PD-L1 inhibitor. We believe that by combining these compounds to suppress HBV DNA replication and hepatitis B surface antigen (“HBsAg”) expression as well as reawaken patients’ HBV-specific immune response, we can address the most important elements to achieving a functional cure. We define a functional cure as unquantifiable plasma HBV DNA and HBsAg levels more than six months after treatment with or without quantifiable anti-HBsAg antibodies.

AB-729, our proprietary subcutaneously-delivered RNAi therapeutic product candidate that suppresses HBsAg expression, which is thought to be a key prerequisite to enable reawakening of a patient’s immune system to respond to HBV, is currently in one ongoing Phase 1a/1b clinical trial and three Phase 2a proof-of-concept clinical trials in combination with other agents with potentially complementary mechanisms of action. Preliminary data from the Phase 1a/1b clinical trial has shown that treatment with AB-729 resulted in meaningful declines in HBsAg while being well tolerated with no serious adverse events (SAEs) noted after both single and repeat dosing. Preliminary data also suggests that long-term suppression of HBsAg with AB-729 results in increased HBV-specific immune response. We anticipate presenting long-term on- and off-treatment follow-up data from our Phase 1a/1b clinical trial at a medical conference in 2022.

AB-836, our proprietary next-generation oral capsid inhibitor that suppresses HBV DNA replication, is currently in an ongoing Phase 1a/1b clinical trial where preliminary data from healthy subjects and HBV patients have shown that AB-836 is generally safe and well-tolerated with robust antiviral activity. AB-836 is from a novel chemical series differentiated from competitor compounds and has the potential to provide increased efficacy and an enhanced resistance profile. We expect to announce additional data from this clinical trial in the first half of 2022.

AB-101, our oral PD-L1 inhibitor that has the potential to reawaken patients’ HBV-specific immune response by inhibiting PD-L1, is advancing through lead optimization with the anticipation of completing investigational new drug (“IND”)-enabling studies in the second half of 2022. We are also exploring potential oncology applications for our internal PD-L1 portfolio.

AB-161, our next-generation oral HBV specific RNA destabilizer, is advancing through lead optimization with the anticipation of completing IND-enabling studies in the second half of 2022. We have conducted extensive non-clinical safety evaluations with AB-161 that gives us confidence in this molecule’s ability to circumvent the peripheral neuropathy findings seen in non-clinical safety studies with our first-generation oral RNA destabilizer, AB-452.

•Combining therapeutic product candidates with complementary mechanisms of action to find a functional cure for people with cHBV. We believe that our proprietary product candidates AB-729, AB-836, AB-101 and AB-161, along with existing approved therapies, may provide our first proprietary combination therapy for people with cHBV. In-line with our strategy to position AB-729 as a potential cornerstone therapeutic in future HBV combination regimens, and to help guide future development of combination therapies of AB-729 with other compounds from our proprietary HBV portfolio, we are evaluating AB-729 in combination with other agents with potentially complementary mechanisms of action, including the following:

•We are currently enrolling patients with cHBV in a Phase 2a proof-of-concept clinical trial to evaluate AB-729 in combination with ongoing standard-of-care nucleos(t)ide analogues (“NA”) therapy and short courses of Peg-IFNα-2a, with preliminary data anticipated in the second half of 2022.

•Through our collaboration with Assembly BioSciences, Inc. (“Assembly”), patients with cHBV are being enrolled in a Phase 2a proof-of-concept clinical trial evaluating a triple combination of AB-729, Assembly’s lead HBV core inhibitor (capsid inhibitor) product candidate, vebicorvir (“VBR”), and NA therapy. Assembly is conducting this clinical trial and expects preliminary data in the second half of 2022.

•Through our collaboration with Antios Therapeutics, Inc. (“Antios”), enrollment is complete in a cohort of patients in Antios’ ongoing Phase 2a proof-of-concept clinical trial evaluating a triple combination of AB-729, Antios’ proprietary Active Site Polymerase Inhibitor Nucleotide (ASPIN), ATI-2173, and Viread (tenofovir disoproxil fumarate), a nucleos(t)ide reverse transcriptase inhibitor. With the majority of patients in this cohort enrolled in Ukraine, which is currently in a state of war, they may be lost to follow-up before completing the clinical trial. Therefore, we and Antios may report limited data on a reduced number of patients from this clinical trial.

•Through our collaboration with Vaccitech plc (“Vaccitech”), we anticipate initiating in the first half of 2022 a Phase 2a clinical trial to evaluate a triple combination of AB-729 with Vaccitech’s VTP-300, a proprietary T cell stimulating therapeutic vaccine, and NA therapy for the treatment of patients with cHBV. We filed a Clinical Trial Application (CTA) in the fourth quarter of 2021 and anticipate initiating the clinical trial in the first half of 2022.

•Advancing small molecule antiviral product candidates to treat COVID-19 and future coronavirus outbreaks. This program is focused on the discovery and development of new molecular entities for treating coronaviruses (including COVID-19) that address specific viral targets including the nsp12 viral polymerase and the nsp5 viral protease (nucleos(t)ide). Through our collaboration with X-Chem, Inc. (“X-Chem”) and Proteros biostructures GmbH (“Proteros”), we have identified and obtained a worldwide exclusive license to several molecules that inhibit the SARS-CoV-2 nsp5 main protease (“Mpro”), a validated target for the treatment of COVID-19 and potential future coronavirus outbreaks. We expect to nominate a candidate that inhibits Mpro in the first half of 2022 and advance into IND-enabling studies. We are also continuing lead optimization activities for an Nsp12 viral polymerase candidate.

Background on HBV

Hepatitis B is a potentially life-threatening liver infection caused by HBV. HBV can cause chronic infection which leads to a higher risk of death from cirrhosis and liver cancer. cHBV represents a significant unmet medical need. There are HBV vaccines approved by the FDA, which are indicated for the prevention of infection caused by HBV. However, the World Health Organization estimates that over 290 million people worldwide suffer from cHBV, while other estimates indicate that approximately 2.4 million people in the United States suffer from cHBV. Even with the availability of effective vaccines and current treatment options, approximately 820,000 people die every year from complications related to cHBV. We believe there is a compelling market opportunity for an HBV curative regimen. Currently, an estimated 30.4 million (10.5%) of a total of over 290 million people worldwide with cHBV are diagnosed and approximately 6.6 million (2.3%) are on treatment. We believe that the introduction of an HBV curative regimen with a finite duration would substantially increase diagnosis and treatment rates for people with cHBV.

Current treatments and their limitations

Today’s current treatment options for cHBV include pegylated interferon-α regimens (“Peg-IFNα”) and NAs. Peg-IFNα, a synthetic version of a substance produced by the body to fight infection, is administered by injection and has numerous side effects including flu-like symptoms and depression. NAs are oral antiviral medications which, when taken chronically, reduce HBV virus replication and inflammation and significantly reduce HBV DNA in the blood. Oral NAs have become the standard-of-care for HBV treatment, mainly due to their ability to drive viral load to undetectable levels in the serum of patients, their easy single pill once-a-day dosing and favorable safety profile. However, in most cases, once Peg-IFNα and NA therapies are stopped, virus replication resumes and liver inflammation and fibrosis may still progress. While these treatments reduce viral load, less than 5% of patients are functionally cured after a finite treatment duration. With such low cure rates, most patients with cHBV are required to take NA therapy daily for the rest of their lives.

HBV Lifecycle and Key Points for Intervention

The viral lifecycle of HBV is shown below. Given the biology of HBV, we believe combination therapies are the key to more effective HBV treatment and a potential functional cure. Our product pipeline includes multiple product candidates that target various steps in the viral lifecycle. We believe each of these mechanisms, when administered for a finite duration in combination with existing approved therapies, has the potential to improve upon the standard of care and potentially lead to a functional cure.

1.NAs: NAs work by inhibiting HBV DNA polymerase activity and suppressing HBV replication. However, NAs functionally cure only a small percentage of patients and typically require chronic dosing to maintain their benefits, which can be challenging for patients.

2.Capsid inhibitor (AB-836): this orally-delivered product candidate has the potential to inhibit HBV replication by preventing the assembly of functional viral capsids. HBV core protein assembles into a capsid structure, which is required for viral replication. The current standard-of-care therapy for HBV, primarily NAs that work by inhibiting the viral polymerase, significantly reduces virus replication, but not completely. Capsid inhibitors inhibit replication by destabilizing core particle assembly or disassembly. Capsid inhibitors also have been shown to inhibit the uncoating step of the viral life cycle thus reducing the formation of new covalently closed circular DNA ("cccDNA"), the viral reservoir which resides in the cell nucleus and which is believed to play a role in viral persistence.

3.RNAi (AB-729): this subcutaneously-delivered RNAi therapeutic product candidate targeted to hepatocytes uses our novel covalently conjugated N-acetylgalactosamine (“GalNAc”) subcutaneous delivery technology. AB-729 inhibits viral replication and reduces all HBV antigens, including HBsAg. Reducing HBsAg is thought to be a key prerequisite to enable reawakening of a patient’s immune system to respond to the virus.

Oral HBV RNA destabilizer (AB-161): HBV RNA destabilizers have the potential to complement or replace subcutaneously delivered RNAi agents, such as AB-729, with an oral therapy in combination with a capsid inhibitor and an approved NA. These small molecule orally active agents cause the destabilization and ultimate degradation of HBV RNAs. These agents result in the reduction of HBsAg and other viral proteins in both whole cell systems and animal models. They have the potential to selectively impact HBV versus other RNA or DNA viruses and demonstrate pangenotypic characteristics. HBV RNA destabilizers have demonstrated additive effects in combination with other mechanism of action anti-HBV agents.

Beyond addressing the key points of intervention described above, PD-L1 inhibitors could potentially be an important part of a combination therapy for the treatment of cHBV by reawakening the immune system. Highly functional HBV-specific T cells within our immune system are believed to be required for long-term HBV viral resolution. However, HBV-specific T cells become functionally defective, and greatly reduced in their frequency during cHBV. Our PD-L1 inhibitor product candidate, AB-101, is being developed to potentially boost HBV-specific T cells by preventing PD-L1 proteins from attaching to and inhibiting the HBV-specific T cells.

Background on Coronaviruses

Coronaviruses are a large family of viruses that range from the common cold to more severe diseases such as severe acute respiratory syndrome (SARS), Middle East respiratory syndrome (MERS), and coronavirus disease 2019 (COVID-19). COVID-19 is defined as an illness caused by SARS-CoV-2 and was first identified in Wuhan, China in December 2019. This virus has been declared a pandemic by the World Health Organization and has spread to nearly every country in the world. The impact of this pandemic has been, and will likely continue to be, extensive in many aspects of society. COVID-19 has caused approximately 6.9 million deaths globally according to an analysis by the Institute for Health Metrics and Evaluation (IHME). COVID-19 spreads when an infected person breathes out droplets and very small particles that contain the virus. The CDC has recommended vaccinations, wearing masks, and social distancing to protect individuals from acquiring and transmitting COVID-19. Since its inception in December 2019, variant strains of COVID-19 have evolved and continue to impact the number of cases and deaths associated with this pandemic. It is well-accepted that in addition to the availability of vaccines, effective and safe therapies are needed to successfully combat the COVID-19 pandemic and any future coronavirus outbreaks.

Our Product Candidates

Our product pipeline includes multiple product candidates that target various steps in the HBV viral lifecycle and pan-coronavirus compounds that target essential enzymes for replication, the viral protease (Mpro) and polymerase (NA).

Our product pipeline consists of the following programs:

We continue to explore expansion opportunities for our pipeline through internal discovery and development activities and through potential strategic alliances.

GalNAc RNAi (AB-729)

RNAi therapeutics represent a recent significant advancement in drug development. RNAi therapeutics utilize a natural pathway within cells to silence genes by eliminating the disease-causing proteins that they code for. We are developing RNAi therapeutics that are designed to reduce HBsAg expression and other HBV antigens in people with cHBV. Reducing HBsAg is widely believed to be a key prerequisite to enable a patient’s immune system to reawaken and respond against the virus.

AB-729 is a subcutaneously-delivered RNAi therapeutic targeted to hepatocytes using our proprietary covalently conjugated GalNAc delivery technology. AB-729 reduces all HBV antigens and inhibits viral replication. Our three-part Phase 1a/1b clinical trial was designed to investigate the safety, tolerability, pharmacokinetics, and pharmacodynamics of single- and multi-dose AB-729 in healthy subjects and in cHBV patients and to determine the most appropriate doses and dosing intervals to take forward into Phase 2 clinical development.

Part 1 of the trial dosed healthy subjects, and upon completion, supported advancing doses ranging from 60 mg to 180 mg into Part 2. Part 2 of the trial dosed patients with cHBV with single doses of AB-729, and upon completion, showed that single doses of AB-729 result in comparable mean HBsAg declines at week 12 followed by a sustained plateau phase. Part 3 of the trial is on-going and dosing HBV DNA negative and positive patients with multiple doses of AB-729 every 4, 8 or twelve weeks.

In November 2021, we presented a late breaker poster presentation at the 2021 AASLD liver meeting highlighting the most recent data from Part 3 of this clinical trial. Repeat dosing of 60 mg and 90 mg of AB-729 resulted in robust mean declines (ranging from 1.8-2.0 log10 at week 40) in HBsAg that were sustained up to 48 weeks, with no statistically significant differences observed to date between the 60 mg and 90 mg dose and/or dosing intervals. Data from the poster presentation also included long-term follow-up data for patients in cohort E (60 mg every four weeks) and cohort F (60 mg every eight weeks) who had been off AB-729 treatment for six months. Suppression of HBsAg to levels <100 IU/mL were maintained up to 24 weeks off-treatment in 3 of 7 patients in cohort E and 1 of 3 patients with available data in cohort F. Patients who remain below this clinically relevant threshold for six months after stopping AB-729 treatment could consider discontinuing their NA therapy to assess the potential for functional cure. We anticipate presenting additional long-term on- and off-treatment follow-up data from Part 3 of this clinical trial at a medical conference in 2022.

Repeat dosing of both the 60 mg and 90 mg doses of AB-729 continues to be generally safe and well-tolerated. There were no treatment-related SAEs or discontinuations. The most common treatment emergent adverse events (“AEs”) were injection site-related, of which all were grade one and did not appear to be dose or interval dependent. Alanine transaminase (“ALT”) and Aspatate transaminase (“AST”) elevations were asymptomatic and not considered AEs by the study investigators

The efficacy and safety data for AB-729, derived from up to one year of dosing, support our view that 60 mg every 8 weeks is an appropriate dose to move forward in our Phase 2a clinical trials. To advance our efforts to position AB-729 as a potential cornerstone therapeutic in future HBV combination regimens, we are evaluating AB-729 in three Phase 2a proof-of-concept combination clinical trials with other agents with potentially complementary mechanisms of action, including Peg-IFNα-2a and several investigational agents via clinical collaborations with other companies as described below.

Phase 2a proof-of-concept clinical trial to evaluate AB-729 in combination with Peg-IFNα-2a

In July 2021, we received authorization from the FDA to proceed with our Investigational New Drug (IND) application for AB-729 in a randomized, open label, multicenter Phase 2a clinical trial investigating the safety and antiviral activity of AB-729 in combination with ongoing NA therapy and short courses of Peg-IFNα-2a in patients with cHBV. We are currently enrolling up to 40 stably NA-suppressed, HBeAg negative, non-cirrhotic cHBV patients.
After 24-weeks of dosing with AB-729 (60 mg every 8 weeks), patients will be randomized into one of four groups to receive either AB-729 plus NA therapy plus Peg-IFNα-2a or NA therapy plus Peg-IFNα-2a for either 24 or 12 weeks. After completion of the assigned Peg-IFNα-2a treatment period, all patients will remain on NA therapy for the initial 24-week follow-up period, and will then discontinue NA treatment, provided they meet certain stopping criteria. If patients stop NA therapy, they will enter an intensive follow-up period for 48 weeks. We anticipate preliminary data from this clinical trial in the second half of 2022.

Collaboration with Assembly

In August 2020, we entered into a clinical collaboration agreement with Assembly to evaluate AB-729 in combination with Assembly’s lead HBV core inhibitor (capsid inhibitor) candidate VBR and standard-of-care NA therapy for the treatment of patients with cHBV. Patients are being enrolled in a randomized, multi-center, open-label Phase 2a proof-of-concept clinical trial evaluating the safety, pharmacokinetics, and antiviral activity of the triple combination of AB-729, VBR, and an NA compared to the double combinations of VBR with an NA and AB-729 with an NA. We expect the clinical trial to enroll approximately 60 virologically-suppressed patients with HBeAg negative cHBV in the first cohort of the trial. Patients will be dosed for 48 weeks with AB-729 60 mg subcutaneously every 8 weeks and VBR (300 mg orally once daily), with a 48-week follow-up period. Both parties will share in the costs of the collaboration. Assembly is conducting the clinical trial and anticipates preliminary data in the second half of 2022. Under the terms of the collaboration, both parties may also add additional cohorts in the future to evaluate other patient populations and/or combinations. Except to the extent necessary to carry out Assembly’s responsibilities with respect to the collaboration trial, we have not provided any license grant to Assembly for use of AB-729.

Collaboration with Vaccitech

In July 2021, we entered into a clinical collaboration agreement with Vaccitech to evaluate the safety, pharmacokinetics, immunogenicity, and antiviral activity of AB-729 followed by Vaccitech’s VTP-300, a proprietary T cell stimulating therapeutic vaccine, in NrtI-suppressed patients with cHBV. We expect to enroll 40 NA-suppressed, HBeAg negative or positive, non-cirrhotic cHBV patients. Patients are expected to receive AB-729 + NA for 24 weeks. At week 24, patients will be randomized 1:1 to receive either NA + VTP-300 or NA + VTP-300 sham. At week 48, all patients are expected to be evaluated for eligibility to either discontinue all treatments or remain on their NA therapy only. Patients are expected to be followed for up to an additional 48 weeks. The Phase 2a proof-of-concept clinical trial will be managed by us, subject to oversight by a joint development committee comprised of representatives from us and Vaccitech. We and Vaccitech retain full rights to our respective product candidates and will split all costs associated with the clinical trial. We filed a CTA in the fourth quarter of

2021 and anticipate initiating the clinical trial in the first half of 2022. Pursuant to the agreement, the parties intend to undertake a larger Phase 2b clinical trial depending on the results of the initial Phase 2a clinical trial.

Collaboration with Antios

In June 2021, we entered into a clinical collaboration agreement with Antios to evaluate a triple combination of AB-729, Antios’ proprietary Active Site Polymerase Inhibitor Nucleotide (ASPIN), ATI-2173, and Viread (tenofovir disoproxil fumarate), a nucleos(t)ide reverse transcriptase inhibitor which is currently approved by the FDA, for the treatment of patients with cHBV. The safety, pharmacokinetics, immunogenicity, and antiviral activity of the combination of ATI-2173, AB-729 and Viread is being evaluated in a single cohort in the ongoing Antios Phase 2a ANTT201 clinical trial. Antios is responsible for conducting this clinical trial. Antios is responsible for the costs of adding this single cohort to its ongoing clinical trial. Arbutus is responsible for the manufacture and supply of AB-729. Except to the extent necessary to carry out Antios’ responsibilities with respect to the collaboration trial, we have not provided any license grant to Antios for use of AB-729. This cohort has completed enrollment. With the majority of patients in this cohort enrolled in Ukraine, which is currently in a state of war, they may be lost to follow-up before completing the clinical trial. Therefore, we and Antios may report limited data on a reduced number of patients from this clinical trial.

Oral Capsid Inhibitor (AB-836)

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

AB-836 is a capsid inhibitor from a novel chemical series differentiated from competitor compounds with the potential for increased efficacy and an enhanced resistance profile. AB-836 leverages a novel binding site within the core protein dimer-dimer interface, has shown to be active against NA resistant variants and has the potential to address certain known capsid resistant variants. AB-836 is anticipated to be combinable with other mechanisms of action and is also anticipated to be dosed once daily.

We are enrolling patients in a double-blind, randomized, placebo-controlled Phase 1a/1b clinical trial designed to evaluate the safety, tolerability, pharmacokinetics and antiviral activity of single and multiple doses of AB-836 in healthy subjects and patients with cHBV. The trial consists of three parts. Part 1 evaluated alternating single doses of AB-836 or placebo ranging from 10 mg to 175 mg in a fasted or fed state in healthy subjects. Part 2 evaluated multiple ascending doses of 50 mg, 100 mg or 150 mg of AB-836 or placebo once daily for 10 days in healthy subjects. Part 3, which is still on-going, is currently randomizing HBV DNA positive cHBV patients who are HBeAg positive or negative to receive either 50 mg, 100 mg or 200 mg of AB-836 or placebo once daily for 28 days.

In December 2021, we announced preliminary data from this trial. In Parts 1 and 2, a total of 47 healthy subjects were enrolled and dosed. There were no deaths or SAEs observed. One healthy subject that received 50 mg once daily discontinued after treatment on day 13 due to an AE of agitation. All but three AEs were mild (Grade 2 headache, agitation and bronchitis), and only one was assessed as related to AB-836 (Grade 1 rash). There were no clinically significant abnormalities in clinical laboratory tests, ECGs, vital signs or physical exams noted.

In Part 3, 16 cHBV patients had been dosed thus far with enrollment continuing. Among those who received 100 mg once daily for the full 28 days (n=4), robust antiviral activity was observed at Day 28 of treatment with a mean (SE) log10 change from baseline of -3.1 (0.5). There have been no deaths or AEs. One cHBV patient that received 100 mg of AB-836 had a transient increase in ALT from baseline Grade 1 to Grade 3 at a single visit that resolved with continued dosing and had no associated symptoms. There were no clinically significant abnormalities in ECGs, vital signs or physical exams noted.

We are continuing to enroll and dose cHBV patients in Part 3 of this clinical trial and we anticipate reporting additional data in the first half of 2022.

Oral PD-L1 Inhibitor (AB-101)

PD-L1 inhibitors complement our pipeline of agents and could potentially be an important part of a combination therapy for the treatment of HBV by reawakening the immune system. Highly functional HBV-specific T cells within our immune system are believed to be required for long-term HBV viral resolution. However, HBV-specific T cells become functionally defective, and greatly reduced in their frequency during cHBV. One approach to boost HBV-specific T cells is to prevent PD-L1 proteins from attaching to and inhibiting the HBV-specific T cells.

AB-101 is an oral PD-L1 inhibitor that has the potential to reawaken patients’ HBV-specific immune response by inhibiting PD-L1. We anticipate completing IND-enabling studies in the second half of 2022. We are also exploring potential oncology applications for our internal PD-L1 portfolio.

Oral HBV RNA Destabilizer (AB-161)

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

AB-161 is our next-generation oral HBV specific RNA destabilizer. We have conducted extensive non-clinical safety evaluations with AB-161 that gives us confidence in this molecule’s ability to circumvent the peripheral neuropathy findings seen in non-clinical safety studies with our first-generation oral RNA destabilizer, AB-452. We anticipate completing IND-enabling studies for AB-161 in the second half of 2022.

COVID-19 Research Efforts

While our core mission is to find a cure for HBV, the magnitude of the coronavirus pandemic is undeniable. Given our science team’s proven expertise in the discovery of new antiviral therapies, in 2020 we initiated a drug discovery effort for treating coronaviruses, including COVID-19. To that end, we have assembled an internal team of expert scientists under the direction of our Chief Scientific Officer, Dr. Michael Sofia, to identify novel small molecule therapies to treat COVID-19 and future coronavirus outbreaks. Dr. Sofia, who was awarded the Lasker-DeBakey Award for his discovery of sofosbuvir, brings extensive antiviral drug discovery experience to this new program. We are also a member of the COVID R&D consortium to address the SARS-CoV-2 pandemic and any future coronavirus outbreaks. Our COVID-19 research program is focused on the discovery and development of new molecular entities that address specific viral targets including the nsp12 viral polymerase and the nsp5 viral protease. These targets are essential viral proteins which our science team has experience in targeting.

Collaboration with X-Chem and Proteros

In March 2021, we entered into a discovery research and license agreement with X-Chem and Proteros to focus on the discovery of novel inhibitors targeting the SARS-CoV-2 nsp5 main protease (Mpro). The agreement is designed to accelerate the development of pan-coronavirus agents to treat COVID-19 and potential future coronavirus outbreaks. This collaboration brought together our expertise in the discovery and development of antiviral agents with X-Chem’s industry leading DNA-encoded library (DEL) technology and Proteros’ protein sciences, biophysics and structural biology capabilities and provides important synergies to potentially identify safe and effective therapies against coronaviruses, including SARS-CoV-2. The collaboration allows for the rapid screening of one of the largest small molecule libraries against Mpro (an essential protein required for the virus to replicate itself) and the use of state-of-the-art structure guided methods to rapidly optimize Mpro inhibitors, which we could potentially progress to clinical candidates. The agreement provides for payments by us to X-Chem and Proteros upon satisfaction of certain development, regulatory and commercial milestones, as well as royalties on sales. Through this collaboration, we have identified and obtained a worldwide exclusive license to several molecules that inhibit Mpro, a validated target for the treatment of COVID-19 and potential future coronavirus outbreaks. We expect to nominate an Mpro product candidate in the first half of 2022 and advance into IND-enabling studies. We are also continuing lead optimization activities for an Nsp12 viral polymerase candidate.

COVID-19 Impact

The COVID-19 virus, first identified in December 2019, has been declared a pandemic by the World Health Organization and has spread to nearly every country in the world. The impact of this pandemic has been, and will likely continue to be, extensive in many aspects of society. The pandemic has resulted in and will likely continue to result in significant disruptions to businesses. A number of countries and other jurisdictions around the world have implemented extreme measures in attempts to slow the spread of the virus. These measures include the closing of businesses and requiring people to stay in their homes, the latter of which raises uncertainty regarding the ability to travel to hospitals in order to participate in clinical trials. Additional measures that have had, and will likely continue to have, a major impact on clinical development, at least in the near-term, include shortages and delays in the supply chain, and prohibitions in certain countries on enrolling patients in new clinical trials. While we have been able to progress with our clinical and pre-clinical activities to date, it is not possible to predict if the COVID-19 pandemic will materially impact our plans and timelines in the future.

Other Collaborations and Royalty Entitlements

Collaboration with Qilu Pharmaceuticals

In December 2021, we entered into a technology transfer and exclusive license agreement (the “License Agreement”) with Qilu, pursuant to which we granted Qilu an exclusive (except as to certain retained rights), sublicensable, royalty-bearing license, under certain intellectual property owned by us, to develop, manufacture and commercialize AB-729, including pharmaceutical products that include AB-729, for the treatment or prevention of hepatitis B in China, Hong Kong, Macau and Taiwan (the “Territory”).

In partial consideration for the rights granted by us, Qilu paid us a one-time upfront cash payment of $40 million on January 5, 2022 and agreed to pay us milestone payments totaling up to $245 million, net of withholding taxes, upon the achievement of certain technology transfer, development, regulatory and commercialization milestones. Qilu also agreed to pay us double digit royalties into the low twenties percent based upon annual net sales of AB-729 in the Territory. The royalties are payable on a product-by-product and region-by-region basis, subject to certain limitations.

Qilu is responsible for all costs related to developing, obtaining regulatory approval for, and commercializing AB-729 for the treatment or prevention of hepatitis B in the Territory. Qilu is required to use commercially reasonable efforts to develop, seek regulatory approval for, and commercialize at least one AB-729 product candidate in the Territory. A joint development committee will be established between us and Qilu to coordinate and review the development, manufacturing and commercialization plans. Both parties also agreed to negotiate in good faith the terms and conditions of a supply agreement and related quality agreement pursuant to which we will manufacture or have manufactured and supply Qilu with all quantities of AB-729 necessary for Qilu to develop and commercialize in the Territory until we have completed manufacturing technology transfer to Qilu and approval of a product manufacturer by Qilu, or its designated contract manufacturing organization, by the National Medical Products Administration in China for AB-729.

Concurrent with the execution of the License Agreement, we entered into a Share Purchase Agreement (the “Share Purchase Agreement”) with Anchor Life Limited, a company established pursuant to the applicable laws and regulations of Hong Kong and an affiliate of Qilu (the “Investor”), pursuant to which the Investor purchased 3,579,952 of our common shares, without par value (the “Common Shares”), at a purchase price of USD $4.19 per share, which was a 15% premium on the thirty-day average closing price of the Common Shares as of the close of trading on December 10, 2021 (the “Share Transaction”). We received $15.0 million of gross proceeds from the Share Transaction on January 6, 2022. The Common Shares sold to the Investor in the Share Transaction represented approximately 2.5% of the Common Shares outstanding immediately prior to the execution of the Share Purchase Agreement.

Alnylam Pharmaceuticals, Inc. and Acuitas Therapeutics, Inc.

We have two royalty entitlements to Alnylam’s global net sales of ONPATTRO.

In 2012, we entered into a license agreement with Alnylam that entitles Alnylam to develop and commercialize products with our lipid nanoparticle (“LNP”) delivery technology. Alnylam’s ONPATTRO, which represents the first approved application of our LNP technology, was approved by the United States FDA and the European Medicines Agency (“EMA”) during the third quarter of 2018 and was launched by Alnylam immediately upon approval in the United States. Under the terms of this license agreement, we are entitled to tiered royalty payments on global net sales of ONPATTRO ranging from 1.00% - 2.33% after offsets, with the highest tier applicable to annual net sales above $500 million. This royalty interest was sold to the Ontario Municipal Employees Retirement System (“OMERS”), effective as of January 1, 2019, for $20 million in gross proceeds before advisory fees. OMERS will retain this entitlement until it has received $30 million in royalties, at which point 100% of this royalty entitlement on future global net sales of ONPATTRO will revert to us. OMERS has assumed the risk of collecting up to $30 million of future royalty payments from Alnylam and we are not obligated to reimburse OMERS if they fail to collect any such future royalties. If this royalty entitlement reverts to us, it has the potential to provide an active royalty stream or to be otherwise monetized again in full or in part. From the inception of the royalty sale through December 31, 2021, an aggregate of $11.2 million of royalties have been collected by OMERS.

We also have rights to a second, lower royalty interest on global net sales of ONPATTRO originating from a settlement agreement and subsequent license agreement with Acuitas Therapeutics, Inc. (“Acuitas”). This royalty entitlement from Acuitas has been retained by us and was not part of the royalty entitlement sale to OMERS.

Genevant Sciences, Ltd.

In April 2018, we entered into an agreement with Roivant Sciences Ltd. (“Roivant”), our largest shareholder, to launch Genevant Sciences Ltd. (“Genevant”), a company focused on a broad range of RNA-based therapeutics enabled by our LNP and ligand conjugate delivery technologies. We licensed rights to our LNP and ligand conjugate delivery platforms to Genevant for RNA-based applications outside of HBV, except to the extent certain rights had already been licensed to other third parties (the “Genevant License”). We retained all rights to our LNP and conjugate delivery platforms for HBV.

Under the Genevant License, as amended, if a third party sublicensee of intellectual property licensed by Genevant from us commercializes a sublicensed product, we become entitled to receive a specified percentage of certain revenue that may be received by Genevant for such sublicense, including royalties, commercial milestones and other sales-related revenue, or, if less, tiered low single-digit royalties on net sales of the sublicensed product. The specified percentage is 20% in the case of a mere sublicense (i.e., naked sublicense) by Genevant without additional contribution and 14% in the case of a bona fide collaboration with Genevant.

Additionally, if Genevant receives proceeds from an action for infringement by any third parties of our intellectual property licensed to Genevant, we would be entitled to receive, after deduction of litigation costs, 20% of the proceeds received by Genevant or, if less, tiered low single-digit royalties on net sales of the infringing product (inclusive of the proceeds from litigation or settlement, which would be treated as net sales).

In July 2020, Roivant recapitalized Genevant through an equity investment and conversion of previously issued convertible debt securities held by Roivant. We participated in the recapitalization of Genevant with an equity investment of $2.5 million. In connection with the recapitalization, the three parties entered into an Amended and Restated Shareholders Agreement that provides Roivant with substantial control of Genevant. We have a non-voting observer seat on Genevant’s Board of Directors. As of December 31, 2021, we owned approximately 16% of the common equity of Genevant and the carrying value of our investment in Genevant was zero. Our entitlement to receive future royalties or sublicensing revenue from Genevant was not impacted by the recapitalization.

Moderna Inter Partes Review Petitions

On February 21, 2018 and March 5, 2018, Moderna Therapeutics, Inc. (“Moderna”) filed petitions requesting the United States Patent and Trademark Office (“USPTO”) to institute an Inter Partes Review of Arbutus United States Patents 9,404,127 (the “’127 Patent”) and 9,364,435 (the “’435 Patent”). In its petitions, Moderna sought to invalidate all claims of each patent based on Moderna’s allegation that the claims are anticipated and/or obvious. We filed a response to Moderna’s petitions on June 14, 2018. On September 12, 2018, the Patent Trial and Appeal Board (the “PTAB”) rendered its decision to institute Inter Partes Review of both the ‘127 Patent and the ‘435 Patent.

The status of these patents, which collectively represent only a fraction of our extensive LNP patent portfolio, is as follows:

With respect to the ‘127 Patent, the PTAB held all claims as invalid on September 10, 2019, by reason of anticipatory prior art. However, this decision was vacated and sent back (remanded) to the PTAB for a rehearing, pending the Supreme Court’s decision whether to grant certiorari in a different case, United States v. Athrex, Inc. (“US v. Athrex”), the holding of which could impact the findings in the ‘127 Patent matter. The Supreme Court granted certiorari in US v. Athrex on October 13, 2020 (i.e., agreed to review the decision appealed from a lower court). Until the Supreme Court rendered its opinion in US v. Athrex, the ‘127 Patent hearing remained in abeyance, with no decision reached as to the validity of its claims. The Supreme Court decided on the US v. Athrex case on June 21, 2021, following which the Federal Circuit reinstated the appeal sua sponte, requiring the parties to brief how the case should proceed in light of the Supreme Court’s opinion or for the appellant to waive the challenge. We elected to waive the challenge and proceed with the appeal at the Federal Circuit. The opening brief was filed on December 15, 2021. Moderna’s responsive brief was due on February 24, 2022 and Arbutus’ reply brief is due by March 17, 2022. No hearing date has been set for this matter.

With respect to the ‘435 Patent, the PTAB rendered its decision on September 11, 2019, holding certain claims invalid and upholding other claims as valid. On November 13, 2019, we and Moderna both appealed the decision. Moderna filed its opening brief on May 4, 2020 and we provided our opening and responsive brief on July 27, 2020. Moderna subsequently filed its reply and responsive brief on October 5, 2020, and we filed our reply brief on November 9, 2020. An oral hearing on the ‘435 Patent was held on October 7, 2021 before the U.S. Court of Appeals for the Federal Circuit. On December 1, 2021, the Federal Circuit issued its opinion, leaving intact the PTAB’s holding regarding the validity of certain claims in the ‘435 patent and the invalidity of other claims in the ‘435 patent.

On January 9, 2019, Moderna filed an additional petition requesting Inter Partes Review of Arbutus United States Patent 8,058,069 (the “’069 Patent”). The PTAB instituted Inter Partes Review of the ‘069 Patent and, on July 23, 2020, issued a decision upholding all claims as valid. On September 23, 2020, Moderna appealed the ‘069 Inter Partes Review decision to the Federal Circuit Court of Appeals. Moderna filed its opening brief in that appeal on February 23, 2021, Arbutus filed its responsive brief on May 11, 2021, and Moderna filed its reply brief on July 1, 2021. An oral hearing on the ‘069 Patent was held on October 7, 2021, in a joint hearing with the hearing regarding the ‘435 patent, before the U.S. Court of Appeals for the Federal Circuit. On December 1, 2021, the Federal Circuit also issued its ruling with respect to the ‘069 patent, affirming the PTAB’s finding that all claims were valid.

The Federal Circuit’s decision in the ‘069 appeal was rendered final by mandate on January 10, 2022. The decision in the ‘435 appeal was rendered final by mandate on January 25, 2022.

Moderna and Merck European Oppositions

On April 5, 2018, Moderna and Merck, Sharp & Dohme Corporation (“Merck”) filed Notices of Opposition to Arbutus’ European patent EP 2279254 (“the ’254 Patent”) with the European Patent Office (“EPO”), requesting that the ‘254 Patent be revoked in its entirety for all contracting states. We filed a response to Moderna and Merck’s oppositions on September 3, 2018. A hearing was conducted before the Opposition Division of the EPO on October 10, 2019. At the conclusion of the hearing, the EPO upheld an auxiliary request adopting the amendment, as put forth by us, of certain claims of the ‘254 Patent. In February 2020, Moderna and Merck filed Notices of Appeal challenging the EPO’s grant of the auxiliary request. Merck filed its notice of appeal on February 24, 2020 and Moderna on February 27, 2020. We filed our response on September 18, 2020. The date for the oral proceedings has not been set.

While we are the patent holder, the ‘127 Patent, the ‘435 Patent, the ‘069 Patent and the ‘254 Patent have been licensed to Genevant and are included in the rights licensed by us to Genevant under the Genevant License.

Patent infringement lawsuit against Moderna

In February 2022, Arbutus and Genevant filed a lawsuit in the U.S. District Court for the District of Delaware against Moderna, Inc. and a Moderna affiliate seeking damages for infringement of U.S. Patent Nos. 8,058,069, 8,492,359, 8,822,668, 9,364,435, 9,504,651, and 11,141,378 in the manufacture and sale of MRNA-1273, Moderna’s vaccine for COVID-19. The patents relate to nucleic acid-lipid particles and lipid vesicles, as well as compositions and methods for their use. We do not seek an injunction or otherwise seek to impede the sale, manufacture or distribution of MRNA-1273. However, we seek fair compensation for Moderna’s use of our patented technology that was developed with great effort and at great expense, without which Moderna’s COVID-19 vaccine would not have been successful.

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

In addition to our proprietary expertise, we own a portfolio of patents and patent applications directed to HBV core/capsid protein assembly inhibitors, HBV surface antigens secretion inhibitors, coronavirus main protease inhibitors, coronavirus Nsp12 inhibitors, LNP inventions, LNP compositions for delivering nucleic acids such as mRNA and RNAi, the formulation and manufacture of LNP-based pharmaceuticals, chemical modification of RNAi molecules, and RNAi drugs and processes directed at particular disease indications. In the United States our patents might be challenged by inter partes review or opposition proceedings. In Europe, upon grant, a period of nine months is allowed for notification of opposition to such granted patents.  If our patents are subjected to inter partes review or opposition proceedings, we would incur significant costs to defend them. Further, our failure to prevail in any such proceedings could limit the patent protection available to our therapeutic HBV programs, coronavirus programs or RNAi platform, including our product candidates.

We own more than 65 patent families related to our compounds, formulations, and technology, but we cannot be certain that issued patents will be enforceable or provide adequate protection or that pending patent applications will result in issued patents.

The following table shows the estimated expiration dates, based on filing dates of pending patent applications, in the United States and the European Union for the primary patents for our product candidates currently in clinical trials.

Product candidate	Estimated Patent Expiration in US	Estimated Patent Expiration in EU
AB-729	2038	2038
AB-836	2039	2039

Human Capital

We are committed to an inclusive culture that values equality, opportunity, and respect. We seek to secure and develop top talent with a diversity of thought, experiences and backgrounds. Among the initiatives that Arbutus has introduced to promote and support diversity and inclusion, in addition to requiring mandatory annual training in unconscious bias and anti-harassment, is the formation of a diversity and inclusion committee, broadening the geographical reach of recruitment efforts, and addition of Juneteenth as a corporate holiday. Arbutus is also involved with local charities serving underserved communities in the Philadelphia area. Drug development is a complex endeavor that requires deep expertise and attracting and retaining qualified employees for specialized biopharmaceutical positions is very competitive. Our compensation programs are designed to attract and retain top talent. We offer every employee a total compensation package consisting of base salary, cash target bonus targeting the 50th to 75th percentile of market based on geography and company size, a comprehensive benefit package and equity compensation for every employee. Bonus opportunity and equity compensation generally increase as a percentage of total compensation based on level of responsibility. Actual bonus payout is based on company and individual performance. We also provide eligible employees the opportunity to participate in our employee stock purchase plan, employee rewards and recognition program, our wellness programs and company-hosted charitable events. We aim to allow our employees to maintain a work/life balance and find time to give back to the communities in which we work and live, all while striving to achieve company objectives and demonstrating our Arbutus values.

Arbutus also has a number of initiatives designed to reduce its environmental footprint, including the transition to the use of all LED lighting and timed parking lot lights, a building automation system that allows for controlling and scheduling of occupied/unoccupied space temperatures, repurposing substantially all shipping boxes and other packing material and donation of unused consumables to small start-up labs or local hospitals, among many other energy-saving initiatives.

We are invested in the development of our employees, including performance management and mentorship programs. In 2021, we experienced our lowest turnover in the previous six years, while many other companies experienced their highest in the midst of a historically competitive job market. Given our financial resources and our track record, we continue to be successful in filling vacated positions and in supporting our expanding pipeline of research programs and product candidates. We supplement our in-house expertise with outsourced capabilities when it would be cost prohibitive to build our own in-house capabilities. For example, we outsource a substantial portion of our clinical trial work to clinical research organizations and a majority of our drug manufacturing to contract manufacturers. Our in-house clinical development and manufacturing teams implement our development strategies and oversee the activities of our outside vendors.

At December 31, 2021, we had 87 employees (85 full-time and 2 part-time), 65 of whom were engaged in research and development, including three medical doctors, 34 individuals with Doctors of Philosophy (PhDs) degrees, and 14 scientists with Master of Science degrees. Substantially all of our employees are based out of our corporate headquarters in Warminster, PA. None of our employees are represented by a labor union or covered by a collective bargaining agreement, nor have we experienced any work stoppages. We believe that relations with our employees are good.

During the COVID-19 pandemic, approximately half of our employees have continued to work at our facilities, where we have adopted health screening, implemented social distancing and personal protective equipment requirements, enhanced cleaning and sanitation procedures, mandated the COVID-19 vaccine and booster for all onsite employees (with 100% compliance), and modified workspaces to reduce the potential for disease transmission. Our employees who do not require access to our facility to perform their work have been working from home during the pandemic. The change in protocols and working arrangements have not had a significant impact on productivity.

Competition

We face a broad range of current and potential competitors, from established global pharmaceutical companies with significant resources, to research-stage companies. In addition, we face competition from academic and research institutions and government agencies for the discovery, development and commercialization of novel therapeutics to treat HBV and coronavirus. Many of our competitors, either alone or with their collaborative partners, have significantly greater financial, product development, technical, manufacturing, sales, and marketing resources than we do. In addition, many of our direct competitors are large pharmaceutical companies with internal research and development departments that have significantly greater experience in testing product candidates, obtaining FDA and other regulatory approvals of product candidates, and achieving widespread market acceptance for those products.

As a significant unmet medical need exists for HBV, there are several large and small pharmaceutical companies focused on delivering singular or combinations of therapeutics for the treatment of HBV. These companies include, but are not limited to, Johnson & Johnson, Roche, Vir Biotechnology, GlaxoSmithKline, Gilead Sciences, Assembly, Enanta Pharmaceuticals, Aligos Therapeutics, Antios and Vaccitech. These companies are developing products such as capsid inhibitors, RNAi agents, immune modulators, surface antigen inhibitors, and gene editing agents. These product candidates are in various stages of pre-clinical and clinical development. Further, in addition to current investigational therapeutics in development, it is likely that additional drugs will become available in the future for the treatment of HBV.

In addition, given the severity of the global coronavirus pandemic, several companies are developing or commercializing therapeutics for the treatment of coronaviruses. These companies include, but are not limited to, Pfizer, Merck, Gilead, Vir Biotechnology, Shionogi, PardesBio, Enanta Pharmaceuticals, Aligos Therapeutics and Cocrystal Pharma.

We anticipate that we will face competition as new products enter the marketplace. Our competitors’ products may be safer, more effective, or more effectively marketed and sold than any product we may commercialize. Competitive singular or combination products may render one or more of our product candidates obsolete or non-competitive before we can recover the expenses of developing and commercializing any of our product candidates. It is also possible that the development of a cure or new treatment methods for HBV or coronaviruses could render one or more of our product candidates non-competitive, obsolete, or reduce the demand for our product candidates.

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

Government Regulation

Regulation by governmental authorities in the United States and in other countries is a significant consideration in our product development, manufacturing and, if our product candidates are approved, marketing strategies. We expect that all our product candidates will require regulatory approval by the FDA and by similar regulatory authorities in foreign countries prior to commercialization and will be subjected to rigorous pre-clinical, clinical, and post-approval testing to demonstrate safety and effectiveness, as well as other significant regulatory requirements and restrictions in each jurisdiction in which we would seek to market our products. In the United States, we are subject to extensive regulation by the FDA and other federal, state, and local regulatory agencies. United States federal laws, such as the Federal Food, Drug, and Cosmetic Act (“FD&C Act”), and regulations issued thereunder, govern the testing, development, manufacture, quality control, safety, effectiveness, approval, storage, labeling, record keeping, reporting, distribution, import, export, sale, and marketing of all biopharmaceutical products intended for therapeutic purposes. We believe that we and the third parties that work with us are in compliance in all material respects with currently applicable laws, rules and regulations; however, any failure to comply could have a material negative impact on our ability to successfully develop and commercialize our products, and therefore on our financial performance. In addition, the laws, rules and regulations that apply to our business are subject to change and it is difficult to foresee whether, how, or when such changes may affect our business.

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

Clinical Trials. Clinical trials involve administering a product candidate to human volunteers or patients under the supervision of a qualified clinical investigator. Clinical trials are subject to extensive regulation. In the United States, this includes compliance with the FDA’s bioresearch monitoring regulations and current good clinical practices (“GCP”) requirements, which establish standards for conducting, recording data from, and reporting the results of clinical trials, with the goals of assuring that the data and results are credible and accurate and that study participants’ rights, safety and well-being are protected. Each clinical trial must be conducted under a protocol that details, among other things, the study objectives and parameters for monitoring safety and the efficacy criteria, if any, to be evaluated. The protocol is submitted to the FDA as part of the IND and reviewed by the agency. Additionally, each clinical trial must be reviewed, approved and conducted under the auspices of an Institutional Review Board (“IRB”). The sponsor of a clinical trial, the investigators and IRBs each must comply with requirements and restrictions that govern, among other things, obtaining informed consent from each study subject, complying with the protocol and investigational plan, adequately monitoring the clinical trial, and timely reporting AEs. Foreign studies conducted under an IND must meet the same requirements applicable to studies conducted in the United States. However, if a foreign study is not conducted under an IND, the data may still be submitted to the FDA in support of a product application, if the study was conducted in accordance with GCP and the FDA is able to validate the data.

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

The Hatch-Waxman Act also provides for the restoration of a portion of the patent term lost during product development and FDA review of an NDA if approval of the application is the first permitted commercial marketing of a drug containing the active ingredient. The patent term restoration period is generally one-half the time between the effective date of the IND or the date of patent grant (whichever is later) and the date of submission of the NDA, plus the time between the date of submission of the NDA and the date of FDA approval of the product. The maximum period of restoration is five years, and the patent cannot be extended to more than 14 years from the date of FDA approval of the product. Only one patent claiming each approved product is eligible for restoration and the patent holder must apply for restoration within 60 days of approval. The USPTO, in consultation with the FDA, reviews and approves the application for patent term restoration.

Emergency Use Authorization (“EUA”). The Secretary of Health and Human Services may authorize unapproved medical products to be marketed in the context of an actual or potential emergency that has been designated by the U.S. government. The COVID-19 pandemic has been designated as such a national emergency. After an emergency has been announced, the Secretary of Health and Human Services may authorize the issuance of and the FDA Commissioner may issue EUAs for the use of specific products based on criteria established by the FDCA, including that the product at issue may be effective in diagnosing, treating, or preventing serious or life-threatening diseases when there are no adequate, approved, and available alternatives. Although the criteria of an EUA differ from the criteria for approval of an NDA, EUAs nevertheless require the development and submission of data to satisfy the relevant FDA standards, and a number of ongoing compliance obligations.

The FDA expects EUA holders to work toward submission of full applications, such as an NDA, as soon as possible. An EUA is also subject to additional conditions and restrictions and is product-specific. An EUA terminates when the emergency determination underlying the EUA terminates. An EUA is not a long-term alternative to obtaining FDA approval, licensure, or clearance for a product. FDA may revoke an EUA for a variety of reasons, including where it is determined that the underlying health emergency no longer exists or warrants such authorization, so it is not possible to predict how long an EUA may remain in place.

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

Good Manufacturing Practices. Companies engaged in manufacturing drug products or their components must comply with applicable GMP requirements, which include requirements regarding organization and training of personnel, building and facilities, equipment, control of components and drug product containers, closures, production and process controls, packaging and labeling controls, holding and distribution, laboratory controls and records and reports. The FDA inspects equipment, facilities and manufacturing processes before approval and conducts periodic re-inspections after approval. If, after receiving approval, a company makes a material change in manufacturing equipment, location, or process (all of which are, to some degree, incorporated in the NDA), additional regulatory review and approval may be required. Failure to comply with applicable GMP requirements or the conditions of the product’s approval may lead the FDA to take enforcement actions, such as issuing a warning letter, or to seek sanctions, including fines, civil penalties, injunctions, suspension of manufacturing operations, imposition of operating restrictions, withdrawal of FDA approval, seizure or recall of products, and criminal prosecution. Although we periodically monitor FDA compliance of the third parties on which we rely for manufacturing our product candidates, we cannot be certain that our present or future third-party manufacturers will consistently comply with GMP or other applicable FDA regulatory requirements.

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

•The fraud provisions of the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), which impose criminal liability for knowingly and willfully executing a scheme to defraud any healthcare benefit program, including private third-party payors, and prohibit knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement or representation, or making or using any false writing or document knowing the same to contain any materially false fictitious or fraudulent statement or entry, in connection with the delivery of or payment for healthcare benefits, items or services.

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

Privacy Laws. We are also subject to federal, state and foreign laws and regulations governing data privacy and security of health information, and the collection, use and disclosure, and protection of health-related and other personal information. The legislative and regulatory landscape for privacy and data protection continues to evolve, and there has been an increasing focus on privacy and data protection issues that may affect our business, including recently enacted laws in all jurisdictions where we operate.  Numerous federal and state laws, including state security breach notification laws, state health information privacy laws, state genetic privacy laws, and federal and state consumer protection and privacy laws, (including, for example, Section 5 of the Federal Trade Commission Act (“FTC Act”), and the California Consumer Privacy Act (“CCPA”)) govern the collection, use and disclosure of personal information. These laws may differ from each other in significant ways, thus complicating compliance efforts. Federal regulators, state attorneys general, and plaintiffs’ attorneys have been and will likely continue to be active in this space. Activities outside of the U.S. implicate local and national data protection standards, impose additional compliance requirements and generate additional risks of enforcement for non-compliance. The European Union’s General Data Protection Regulation (“GDPR”) and other data protection, privacy and similar national, state/provincial and local laws may restrict the access, use and disclosure of patient health information abroad. Compliance efforts will likely be an increasing and substantial cost in the future.

Failure to comply with such laws and regulations could result in government enforcement actions and create liability for us (including the imposition of significant penalties), private litigation and/or adverse publicity that could negatively affect our business. In addition, if we successfully commercialize our product candidates, we may obtain patient health information from healthcare providers who prescribe our products and research institutions we collaborate with, and they are subject to privacy and security requirements under HIPAA.  Although we are not directly subject to HIPAA other than potentially with respect to providing certain employee benefits, we could potentially be subject to criminal penalties if we, or our affiliates or our agents knowingly obtain, use or disclose individually identifiable health information maintained by a HIPAA-covered entity in a manner that is not authorized or permitted by HIPAA.

The Federal Trade Commission (“FTC”) also sets expectations for failing to take appropriate steps to keep consumers’ personal information secure, or failing to provide a level of security commensurate to promises made to individual about the security of their personal information (such as in a privacy notice) may constitute unfair or deceptive acts or practices in violation of Section 5(a) of the FTC Act. The FTC expects a company’s data security measures to be reasonable and appropriate in light of the sensitivity and volume of consumer information it holds, the size and complexity of its business, and the cost of available tools to improve security and reduce vulnerabilities. Individually identifiable health information is considered sensitive data that merits stronger safeguards. With respect to privacy, the FTC also sets expectations for failing to honor the privacy promises made to individuals about how the company handles consumers’ personal information; such failure may also constitute unfair or deceptive acts or practices in violation of the FTC Act. Enforcement by the FTC under the FTC Act can result in civil penalties or enforcement actions.

In California, the CCPA establishes certain requirements for data use and sharing transparency and provides California residents certain rights concerning the use, disclosure, and retention of their personal information. The CCPA and its implementing regulations have already been amended multiple times since their enactment. In November 2020, California voters approved the California Privacy Rights Act (“CPRA”) ballot initiative which introduced significant amendments to the CCPA and established and funded a dedicated California privacy regulator, the California Privacy Protection Agency (“CPPA”). The amendments introduced by the CPRA go into effect on January 1, 2023, and new implementing regulations are expected to be introduced by the CPPA. Failure to comply with the CCPA may result in, among other things, significant civil penalties and injunctive relief, or statutory or actual damages. In addition, California residents have the right to bring a private right of action in connection with certain types of incidents. These claims may result in significant liability and damages. Similarly, there are a number of legislative proposals in the United States, at both the federal and state level, that could impose new obligations or limitations in areas affecting our business. These laws and regulations are evolving and subject to interpretation, and may impose limitations on our activities or otherwise adversely affect our business.

Activities outside of the U.S. implicate local and national data protection standards, impose additional compliance requirements and generate additional risks of enforcement for non-compliance. The European Union’s GDPR, which imposes fines of up to EUR 20 million or 4% of the annual global revenue of a noncompliant company, whichever is greater, and other data protection, privacy and similar national, state/provincial and local laws may also restrict the access, use and disclosure of patient health information abroad. We may be required to expend significant capital and other resources to ensure ongoing compliance with applicable privacy and data security laws, to protect against security breaches and hackers, or to alleviate problems caused by such breaches. Compliance with these laws is difficult, constantly evolving, time consuming, and requires a flexible privacy framework and substantial resources. Compliance efforts will likely be an increasing and substantial cost in the future. There are also a number of legislative proposals in the European Union, the United States, at both the federal and state level, as well as other jurisdictions that could impose new obligations or limitations in areas affecting our business. In addition, some countries are considering or have passed legislation implementing data protection requirements or requiring local storage and processing of data or similar requirements that could increase the cost and complexity of delivering our services and research activities. These laws and regulations, as well as any associated claims, inquiries, or investigations or any other government actions may lead to unfavorable outcomes including increased compliance costs, delays or impediments in the development of new products, negative publicity, increased operating costs, diversion of management time and attention, and remedies that harm our business, including fines or demands or orders that we modify or cease existing business practices.

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

Our ability to commercialize any products successfully also will depend in part on the extent to which coverage and adequate reimbursement for these products and related treatments will be available in a timely manner from third-party payors, including government healthcare programs such as Medicare and Medicaid, commercial health insurers and managed care organizations. Government authorities and other third-party payors, such as private health insurers and health maintenance organizations, determine which medications they will cover and establish reimbursement levels. Third-party payors may limit coverage to specific products on an approved list, or formulary, which may not include all of the FDA-approved products for a particular indication. The process for determining whether a payor will provide coverage for a product may be separate from the process for setting the price or reimbursement rate that the payor will pay for the product once coverage is approved.

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

If we successfully commercialize any of our products, we may participate in the Medicaid Drug Rebate Program. Participation is required for federal funds to be available for our products under Medicaid and Medicare Part B. Under the Medicaid Drug Rebate Program, we would be required to pay a rebate to each state Medicaid program for our covered outpatient drugs that are dispensed to Medicaid beneficiaries and paid for by a state Medicaid program as a condition of having federal funds being made available to the states for our drugs under Medicaid and under Part B of the Medicare program.

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

Medicare is a federal program that is administered by the federal government that covers individuals age 65 and over or that are disabled as well as those with certain health conditions. Medicare Part B generally covers drugs that must be administered by physicians or other health care practitioners; among others. Medicare Part B generally pays for such drugs under a payment methodology based on the average sales price of the drugs. Manufacturers are required to report average sales price information to CMS on a quarterly basis. The manufacturer-submitted information is used by CMS to calculate Medicare payment rates. Effective January 1, 2023, manufacturers will be obligated to pay refunds to Medicare for single source drugs or biologicals, or biosimilar biological products, reimbursed under Medicare Part B and packaged in single-dose containers or single-use packages, for units of discarded drug reimbursed by Medicare Part B in excess of 10 percent of total allowed charges under Medicare Part B for that drug. Manufacturers that fail to pay refunds could be subject to civil monetary penalties of 125 percent of the refund amount.

Medicare Part D generally provides coverage to enrolled Medicare patients for self-administered drugs (i.e., drugs that are not administered by a physician). Medicare Part D is administered by private prescription drug plans approved by the U.S. government and, subject to detailed program rules and government oversight, each drug plan establishes its own Medicare Part D formulary for prescription drug coverage and pricing, which the drug plan may modify from time to time. The prescription drug plans negotiate pricing with manufacturers and pharmacies, and may condition formulary placement on the availability of manufacturer discounts. In addition, manufacturers are required to provide a 70% discount on brand name prescription drugs utilized by Medicare Part D beneficiaries when those beneficiaries are in the coverage gap phase of the Part D benefit design.

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

The Affordable Care Act, as amended (the “Affordable Care Act”), has substantially changed the way healthcare is financed by both governmental and private insurers, and has significantly impacted the pharmaceutical industry. The Affordable Care Act was intended to broaden access to health insurance, reduce or constrain the growth of healthcare spending, enhance remedies against healthcare fraud and abuse, add new transparency requirements for healthcare and health insurance industries, impose new taxes and fees on pharmaceutical and medical device manufacturers, and impose additional health policy reforms.

Certain provisions of the Affordable Care Act have been subject to judicial challenges as well as efforts to modify them or to alter their interpretation and implementation. For example, the Tax Cuts and Jobs Act, enacted on December 22, 2017, eliminated the tax-based shared responsibility payment for individuals who fail to maintain minimum essential coverage under section 5000A of the Internal Revenue Code of 1986, commonly referred to as the individual mandate, effective January 1, 2019. Additional legislative changes, regulatory changes, and judicial challenges related to the Affordable Care Act remain possible. It is unclear how efforts modify or invalidate the Affordable Care Act or its implementing regulations, or portions thereof, will affect our business. Any such changes could decrease the number of individuals with health coverage. It is possible that the Affordable Care Act, as currently enacted or as it may be amended in the future, and other healthcare reform measures that may be adopted in the future could have a material adverse effect on our industry generally and on our ability to successfully commercialize our product candidates, if approved.

In addition, other legislative changes have been proposed since the Affordable Care Act was enacted. For example, the Budget Control Act of 2011, among other things, created the Joint Select Committee on Deficit Reduction to recommend to Congress proposals for spending reductions. The Joint Select Committee did not achieve a targeted deficit reduction, which triggered the legislation’s automatic reductions. In concert with subsequent legislation, this has resulted in aggregate reductions to Medicare payments to providers of, on average, 2% per fiscal year through 2030 (with the exception of a temporary suspension from May 1, 2020 through March 31, 2022, due to the COVID-19 pandemic). The law provides for 1% Medicare sequestration in the second quarter of 2022 and allows the full 2% sequestration thereafter until 2030. To offset the temporary suspension during the COVID-19 pandemic, in 2030, the sequestration will be 2.25% for the first half of the year, and 3% in the second half of the year. As long as these cuts remain in effect, they could adversely impact payment for any of our products that are reimbursed under Medicare, once commercialized.

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

Foreign Regulation

In addition to regulations in the United States, we will be subject to a number of significant regulations in other jurisdictions regarding research, clinical trials, approval, manufacturing, distribution, marketing and promotion, safety reporting, privacy and pricing and reimbursement. These requirements and restrictions vary from country to country, but in many instances are similar to the United States requirements, and failure to comply with them could have similar negative effects as noncompliance in the United States.

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

Protiva Biotherapeutics Inc. (“Protiva”) was acquired on May 30, 2008.

On March 4, 2015, we completed a business combination pursuant to which OnCore Biopharma, Inc. (“OnCore”) became our wholly-owned subsidiary of Tekmira.

On July 31, 2015, we changed our corporate name from Tekmira Pharmaceuticals Corporation to Arbutus Biopharma Corporation and OnCore changed its corporate name to Arbutus Biopharma, Inc.

On January 1, 2018, Protiva was amalgamated with Arbutus Biopharma Corporation.

We had one wholly-owned subsidiary as of December 31, 2021: Arbutus Biopharma, Inc.

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

We are concentrating and intend to continue to concentrate our internal research and development efforts primarily on the discovery and development of product candidates targeting cHBV in order to ultimately develop a functional curative combination regimen, as well as on therapies to treat coronaviruses, including COVID-19. Our future success depends in part on the successful development of these product candidates. Our approach to the treatment of HBV is unproven, and we do not know whether we will be able to develop any products of commercial value.

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

Our principal sources of liquidity are cash, cash equivalents and marketable securities, which were $191.0 million as of December 31, 2021. In January 2022, we received a $40 million upfront payment and $15 million of proceeds resulting from the sale of common shares to Qilu as part of the technology transfer and exclusive licensing agreement to develop and commercialize AB-729 in China. We believe that our $191.0 million of cash and investments in marketable securities as of

December 31, 2021 plus the $55 million of proceeds received in January 2022 from our partnership with Qilu will be sufficient to fund our operations into the second quarter of 2024. However, changing circumstances may cause us to consume capital faster than we currently anticipate, and we may need to spend more money than currently expected because of such circumstances. Within the next several years, substantial additional funds will be required to continue with the active development of our pipeline product candidates and technologies. In particular, our funding needs may vary depending on a number of factors including:
•revenues earned from our licensing partners, including Alnylam, Acuitas, Gritstone Oncology, Inc. (“Gritstone”) and Qilu;
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

With the exception of the years ended December 31, 2006 and December 31, 2012, we have incurred losses each fiscal year since inception through the year ended December 31, 2021 and have not received any revenues other than from research and development collaborations, royalties, license fees and milestone payments. From inception to December 31, 2021, we have an accumulated net deficit of approximately $1.1 billion. Investment in drug development is highly speculative because it entails substantial upfront capital expenditures and significant risk that a product candidate will fail to gain regulatory approval or become commercially viable. We continue to incur significant research, development and other expenses related to our ongoing operations, including development of our product candidates. We do not expect to achieve profits until such time as product sales, milestone payments and royalty payments, if any, generate sufficient revenues to fund our continuing operations. We cannot predict if we will ever achieve profitability and, if we do, we may not be able to remain consistently profitable or increase our profitability.

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

The COVID-19 pandemic could adversely impact our business, including our clinical development plans.

We continue to monitor the effects of COVID-19, which has caused significant disruptions around the world. We may continue to experience disruptions as a result of the COVID-19 pandemic that could severely impact our business, including:

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
•the diversion of healthcare resources away from the conduct of clinical trial matters to focus on COVID-19 pandemic concerns, including the administration of COVID-19 vaccines, which could negatively affect the attention of physicians serving as our clinical trial investigators, the hospitals serving as our clinical trial sites and the hospital staff supporting the conduct of our clinical trials;
•limitations on travel and quarantine requirements that interrupt key clinical trial activities, such as clinical trial site initiations, our ability and the ability of our clinical research organizations (“CROs”) to access and monitor clinical trial sites, and new clinical trial site policies resulting from the COVID-19 pandemic that determine essential and non-essential functions and staff, which may impact the ability of site staff to conduct assessments or result in delays to the conduct of the assessments as part of our clinical trial protocols, or impact the ability to enter assessment results into clinical trial databases in a timely manner, or limit the ability of a subject to participate in a clinical trial or delay access to product candidate dosing or assessments;

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
•potential clinical trial subjects may be unable or unwilling to participate further (or may have to limit participation) in our clinical trials due to risks related to the COVID-19 pandemic;
•difficulties in raising additional capital needed to pursue the development of our programs due to the slowing of our economy and near term and/or long term negative effects of the pandemic on the financial, banking and capital markets;
•changes in local regulations as part of a response to the COVID-19 outbreak that may require us to change the ways in which research, including clinical development, is conducted, which may result in unexpected costs; and
•delays in necessary interactions with regulators and other important agencies and contractors due to limitations in employee resources, travel restrictions or forced furlough of government employees.

If a subject participating in one of our clinical trials contracts COVID-19, this could negatively impact the data readouts from these trials; for example, the subject may be unable to participate further (or may have to limit participation) in our clinical trial, the subject may show a different clinical trial assessment than if the subject had not contracted the COVID-19, or the subject could experience an AE that could be attributed to our product candidate.

The global outbreak of COVID-19 continues to evolve, including with the emergence of new COVID-19 variants in 2021. The extent to which the COVID-19 pandemic may further impact our business will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the duration of the pandemic, travel restrictions and social distancing in the United States and other countries, business closures or business disruptions and the effectiveness of actions taken in the United States and other countries to contain and treat the virus.

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
•delay or failure in reaching agreement on acceptable terms with prospective CROs and clinical trial sites;
•delay or failure in obtaining approval of an IRB or ethics committees before a clinical trial can be initiated at a given site;
•any shelter-in-place orders from local, state or federal governments or clinical trial site policies resulting from the COVID-19 pandemic that determine essential and non-essential functions and staff, which may impact the ability of the staff to conduct assessments or result in delays to the conduct of the assessments as part of our clinical trial protocols, or impact the ability to enter assessment results into clinical trial databases in a timely manner;
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

Several of our current pre-clinical studies and clinical trials are being conducted outside the United States and we may conduct further pre-clinical studies and clinical trials outside the United States in the future. We are currently conducting clinical trials in Moldova, Thailand, Taiwan, South Korea, Hong Kong, Australia and New Zealand, among other countries. To the extent we do not conduct these clinical trials under an IND, the FDA may not accept data from such trials. Although the FDA may accept data from clinical trials conducted outside the United States that are not conducted under an IND, the FDA’s acceptance of these data is subject to certain conditions. For example, the clinical trial must be well designed and conducted and performed by qualified investigators in accordance with ethical principles. The trial population must also adequately represent the United States population, and the data must be applicable to the United States population and United States medical practice in ways that the FDA deems clinically meaningful. In general, the patient population for any clinical trials conducted outside of the United States must be representative of the population for whom we intend to label the product in the United States. In addition, while these clinical trials are subject to the applicable local laws, FDA acceptance of the data will be dependent upon its ability to verify the data and its determination that the trials complied with all applicable United States laws and regulations. We cannot assure you that the FDA will accept data from trials conducted outside of the United States that are not conducted under an IND. If the FDA does not accept the data from such clinical trials, we likely would need to conduct additional trials, which would be costly and time-consuming and could delay or permanently halt our development of our product candidates.

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
•willingness or availability of patients to participate in the clinical trials;
•proximity and availability of clinical trial sites for prospective patients;
•ability to recruit clinical trial investigators with the appropriate competencies and experience;
•availability of competing therapies and clinical trials;
•efforts to facilitate timely enrollment in clinical trials;
•ability to obtain and maintain subject consents;
•patient referral practices of physicians;
•risk that patients enrolled in clinical trials will drop out of the trials before completion; and
•ability to monitor patients adequately during and after treatment.

If patients are unwilling to participate in our clinical trials, the timeline for recruiting patients, conducting clinical trials and obtaining regulatory approval of potential products may be delayed. These delays could result in increased costs, delays in advancing or testing our product candidates or termination of the clinical trials altogether.

Several of our and our collaboration partner’s clinical trials have been impacted and could be delayed or suspended as a result of the military action by Russia in Ukraine.

A portion of our clinical trials evaluating AB-836 and AB-729 are being conducted in Ukraine. In addition, our collaboration partner, Antios, is conducting a Phase 2a proof-of-concept clinical trial that includes a cohort evaluating a triple combination of AB-729, ATI-2173 and Viread primarily in Ukraine. We had also planned to conduct a portion of our planned Phase 2a clinical trial to evaluate a triple combination of AB-729 with Vaccitech’s VTP-300 and a NA in Ukraine.

In February 2022, Russia commenced a military invasion of Ukraine. Russia’s invasion and the ensuing response by Ukraine has disrupted our and our collaboration partner’s current clinical trials in such jurisdictions and could increase our costs and disrupt future planned clinical development activities. For example, we believe we and our collaboration partner may not be able to complete any additional dosing and/or follow-up visits of patients in Ukraine who are participating in these clinical trials. We may also be unable to ship additional clinical drug and other supplies necessary to complete the clinical trials in Ukraine. Although the route, length and impact of Russia’s military action is highly unpredictable, clinical trial sites in Ukraine, could also suspend or terminate trials, and patients could be forced to evacuate or voluntarily choose to relocate far from clinical trial sites, making them unavailable for initial or further participation in these clinical trials. Alternative sites to fully and timely compensate for our clinical trial activities in Ukraine may not be available and we may need to find other countries to conduct these clinical trials. If these clinical trials are further interrupted, our clinical development plans for these product candidates could be significantly delayed, which would increase our costs, slow down our product candidate development and approval process and jeopardize our ability to commence product sales and generate revenues.

Even if our product candidates obtain regulatory approval, they will remain subject to ongoing regulatory requirements and oversight.

Approved drug products are subject to ongoing regulatory requirements and oversight, including requirements related to manufacturing, quality control, further development, labeling, packaging, storage, distribution, safety surveillance, import, export, advertising, promotion, recordkeeping and reporting. In addition, we will be subject to continued compliance with GMP and GCP requirements for any clinical trials that we conduct post-approval. If we or any of the third parties on which we rely fail to meet those requirements, the FDA or comparable regulatory authorities outside the United States could initiate enforcement actions. Other potential consequences include the issuance of fines, warning letters, untitled letters or holds on clinical trials, product seizure or detention or refusal to permit the import or export of our product candidates, permanent injunctions and consent decrees, or the imposition of civil or criminal penalties, any of which could significantly impair our ability to successfully commercialize a given product. If the FDA or a comparable regulatory authority outside the United States becomes aware of new safety information, it can impose additional restrictions on how the product is marketed or may seek to withdraw marketing approval altogether.

Further, the U.S. and state governments have shown significant interest in establishing cost containment measures to limit the growth of government-paid health care costs, including price controls, restrictions on reimbursement, and requirements for substitution of generic products for branded prescription drugs. For example, in March 2010, the Patient Protection and Affordable Care Act, as amended (the “ACA”), became law in the United States. A primary goal of the ACA is to reduce the cost of health care, and it has substantially changed the way health care is financed by both government and private insurers. While we cannot predict with certainty what impact on federal and other reimbursement policies this legislation will have in general or on our business specifically, the ACA may result in downward pressure on pharmaceutical reimbursement, which could negatively affect market acceptance of, and the price we may charge for, any products we develop that receives regulatory approval. Legislative changes to and regulatory changes under the ACA remain possible, but the nature and extent of such potential additional changes are uncertain at this time. We expect that the ACA, its implementation, efforts to modify or invalidate the ACA, or portions thereof, or its implementation, and other healthcare reform measures that may be adopted in the future, could have a material adverse effect on our industry generally and on our ability to successfully commercialize our product candidates, if approved.

The marketability of any products for which we receive regulatory approval for commercial sale may suffer if the government and third-party payors fail to provide adequate coverage and reimbursement. In addition, cost containment measures in the United States has been an area or increasing emphasis, and we expect they will continue to increase the pressure on pharmaceutical pricing. Coverage policies and third-party reimbursement rates may change at any time. Even if favorable coverage and reimbursement status is attained for one or more products for which we receive regulatory approval, less favorable coverage policies and reimbursement rates may be adopted in the future.

We face significant competition from other biotechnology and pharmaceutical companies targeting HBV and coronaviruses, including COVID-19.

As a significant unmet medical need exists for HBV, there are several large and small pharmaceutical companies focused on delivering therapeutics for treatment of HBV. These companies include, but are not limited to Johnson & Johnson, Roche, Vir Biotechnology, GlaxoSmithKline, Gilead Sciences, Assembly, Enanta Pharmaceuticals, Aligos Therapeutics, Antios and Vaccitech. Further, it is likely that additional drugs will become available in the future for the treatment of HBV.

In addition, given the severity of the global COVID-19 pandemic, several companies are developing or commercializing therapeutics for the treatment of coronaviruses. These companies include, but are not limited to, Pfizer, Merck, Gilead, Vir Biotechnology, Shionogi, PardesBio, Enanta Pharmaceuticals, Aligos Therapeutics and Cocrystal Pharma.

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

We anticipate significant competition in the HBV and coronavirus markets, with several early and late phase product candidates announced. We will also face competition for other product candidates that we expect to develop in the future. Competition may increase further as a result of advances in the commercial applicability of technologies and greater availability of capital for investment in these industries. Our competitors may succeed in developing, acquiring or licensing, on an exclusive basis, product candidates that are more effective or less costly than any product candidate that we may develop.

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

We are largely dependent on the future commercial success of our HBV and coronavirus product candidates.

Our ability to generate revenues and become profitable will depend in large part on the future commercial success of our HBV and coronavirus product candidates, if they are approved for marketing. If any product that we commercialize in the future does not gain an adequate level of acceptance among physicians, patients and third parties, or our estimates of the number of people who have cHBV or are infected with coronaviruses are lower than expected, we may not generate significant product revenues or become profitable. Market acceptance by physicians, patients and third party payors of the products we may commercialize will depend on a number of factors, some of which are beyond our control, including:

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

Healthcare providers, physicians and others will play a primary role in the recommendation and prescription of any products for which we obtain marketing approval. Our future arrangements with healthcare providers, patients and third party payors will expose us to broadly applicable United States and Canadian fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and collaborative partners through which we market, sell and distribute any products for which we obtain marketing approval. Restrictions under applicable federal and state healthcare laws and regulations are described in further detail in the section entitled Government Regulation – Post-Approval Regulation and include the following:

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

•HIPAA imposes criminal liability for knowingly and willfully executing a scheme to defraud any healthcare benefit program, knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement or representation, or making or using any false writing or document knowing the same to contain any materially false fictitious or fraudulent statement or entry, in connection with the delivery of or payment for healthcare benefits, items or services;

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

•activities outside of the U.S. implicate local and national data protection standards, impose additional compliance requirements and generate additional risks of enforcement for non-compliance. The European Union’s GDPR and other data protection, privacy and similar national, state/provincial and local laws may restrict the access, use and disclosure of patient health information abroad. Compliance efforts will likely be an increasing and substantial cost in the future;

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

•price reporting requirements under the Medicaid Drug Rebate Program and the 340B Program and with respect to average sales price reporting under the Medicare Part B program, and rebate or discount liability under the Medicaid Drug Rebate Program, the 340B Program, and Medicare Part D, with respect to which we could be subject to civil monetary penalties for a failure to comply with our reporting or rebate or discount obligations, or termination from the Medicaid Drug Rebate Program or 340B program, which, in turn, could jeopardize the availability of federal funds for our products under Medicaid and Medicare Part B; and

•analogous state laws and laws and regulations outside the United States, such as state anti-kickback and false claims laws, which may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers; state laws and laws outside the United States that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government or otherwise restrict payments that may be made to certain healthcare providers; state laws and laws outside the United States that require drug manufacturers to report information related to clinical trials, or information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures; state laws that restrict the ability of manufacturers to offer co-pay support to patients for certain prescription drugs; and state laws and local ordinances that require identification or licensing of sales representatives.

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

Risks Related to Our Dependence on Third Parties

We depend on our license agreement with Alnylam for the commercialization of ONPATTRO™ (Patisiran).

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

We expect that we will depend in part on our licensing agreements with Alnylam, Qilu and Gritstone to provide revenue to partially fund our operations, especially in the near term. Furthermore, our strategy is to enter into various additional arrangements with corporate and academic collaborators, licensors, licensees and others for the research, development, clinical testing, manufacturing, marketing and commercialization of our product candidates or other products based upon our technology. We may be unable to continue to establish such licensing agreements, and any licensing agreements we do establish may be unsuccessful, or we may not receive milestone payments or royalties as anticipated.

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

We are dependent on our collaboration and licensing partners and, therefore, are subject to the efforts of these parties and our ability to successfully collaborate with them.

We have entered into a number of clinical collaboration agreements, including with Assembly, Vaccitech and Antios. We are responsible for managing the clinical trial under the collaboration agreement with Vaccitech, while Assembly and Antios are responsible for managing the clinical trials under the collaborations we have with each of them. The success of our collaborations depend on not only our efforts, but also on the efforts of our counterparties. Because we are not responsible for managing the clinical trials with Assembly and Antios, the success of those collaborations also depend on whether Assembly or Antios is successful in performance of its activities, to the extent it is responsible for performance of collaboration activities.

Additionally, these counterparties could change their strategic focus or pursue alternative technologies, which could materially and adversely affect our business. Similarly, we are dependent on X-Chem and Proteros pursuant to our discovery and research agreement to work toward the development of pan-coronavirus agents to treat COVID-19 and potential future coronavirus outbreaks.

In addition, if we have a dispute or enter into litigation with any of these parties in the future, it could delay development programs, distract management from other business activities, and generate substantial expense.

We will depend on Qilu for the development and commercialization of AB-729 in China, Hong Kong, Macau and Taiwan.

In December 2021, we entered into the License Agreement with Qilu, pursuant to which we granted Qilu an exclusive (except as to certain retained rights), sublicensable, royalty-bearing license, under certain intellectual property owned by us, to develop, manufacture and commercialize AB-729 in the Territory. The timing and amount of any milestone and royalty payments we may receive under the License Agreement will depend, in part, on the efforts of Qilu. We will depend on Qilu to comply with all applicable laws relative to the development and commercialization of AB-729 in the Territory. Under the License Agreement, Qilu is required to use commercially reasonable efforts to develop, seek regulatory approval for, and commercialize at least one AB-729 product candidate in the Territory. Any failure by Qilu to use such commercially reasonable efforts could have a material adverse impact on financial results and operations. Additionally, if Qilu were to violate, or was alleged to have violated, any laws or regulations during the performance of its obligations to us, we could suffer financial and reputational harm or other negative outcomes. Any termination, breach or expiration of the License Agreement could also have a material adverse impact on our business by reducing or eliminating the potential for us to receive milestone and royalty payments. If that were to occur, we may be required to devote additional time, costs and attention to pursue the manufacture, development and commercialization of AB-729 in the Territory. In certain situations, Qilu has the ability to terminate the License Agreement and retain all rights to manufacture, develop and commercialize AB-729 in the Territory with no obligation to make any additional milestone or royalty payments to us.

If conflicts arise between our collaboration or licensing partners and us, our collaboration or licensing partners may act in their best interest and not in our best interest, which could adversely affect our business.

Conflicts may arise with our collaboration or licensing partners, including Alnylam, Qilu, Gritstone, Assembly, Antios and Vaccitech if they pursue alternative therapies for the diseases that we have targeted or develop alternative products either on their own or in collaboration with others. Competing products, either developed by our present collaboration or licensing partners or any future partners or to which our present partners or any future partners have rights, may result in development delays or the withdrawal of their support for one or more of our product candidates.

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

RNAi, capsid inhibitors and RNA destabilizer, as well as our other novel HBV assets, have generated many different patent applications from organizations and individuals seeking to obtain patents in the field. These applications claim many different methods, compositions and processes relating to the discovery, development and commercialization of these therapeutic products. It is likely that there could be litigation and other proceedings, such as inter partes review and opposition proceedings in various patent offices, relating to patent rights in RNAi, capsid inhibitors, RNA destabilizer and other small molecule compounds targeted at HBV. We are aware of patents and patent applications owned by third parties that may in the future be alleged by such third parties to cover the use of one or more of our products. We may need to acquire or obtain a license from such third parties to any such issued patents to market or sell any such products, which may not be available on commercially acceptable terms or at all. If such third parties obtain valid and enforceable patents and successfully prove infringement of an approved Arbutus product, and we are not able to acquire such issued patents or negotiate a license on acceptable terms, and if such approved Arbutus product is determined to infringe any such issued patents, then we may be forced to pay royalties, damages and costs, or we may be prevented from commercializing such approved Arbutus product altogether, which could have a material adverse impact on our business.

Our patents and patent applications may be challenged and may be found to be invalid, which could adversely affect our business.

Certain United States, Canadian and international patents and patent applications we own involve complex legal and factual questions for which important legal principles are largely unresolved. For example, no consistent policy has emerged for the breadth of biotechnology patent claims that are granted by the USPTO or enforced by the United States federal courts. In addition, the coverage claimed in a patent application can be significantly reduced before a patent is issued. Also, we face at least the following intellectual property risks:

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

Risks Related to the Ownership of our Common Shares

The concentration of common share ownership will likely limit the ability of the other shareholders to influence corporate matters.

As of March 3, 2022, executive officers, directors, five percent or greater shareholders, and their respective affiliated entities beneficially owned, in the aggregate, approximately 28% of our outstanding common shares.

Entities associated with Roivant Sciences Ltd. (“Roivant”) collectively held as a group approximately 26% of our outstanding common shares as of March 3, 2022.

As a result, Roivant can significantly influence the outcome of matters requiring shareholder approval, including the election of directors, amendments of our organizational documents, or approval of any merger, sale of assets or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common shares that you may feel are in your best interest. The interests of Roivant may not always coincide with your interests or the interests of other shareholders and they may act in a manner that advances their best interests and not necessarily those of other shareholders, including seeking a premium value for their common shares. These actions might affect the prevailing market price for our common shares. In addition, Roivant and certain of our other principal shareholders that have held their shares for several years may be more interested in selling our company to an acquirer than other investors, or they may want us to pursue strategies that deviate from the interests of other shareholders. Such concentration of ownership control may also:

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

We generally will be a “passive foreign investment company” under the meaning of Section 1297 of the Code (a “PFIC”) if (a) 75% or more of our gross income is “passive income” (generally, dividends, interest, rents, royalties, and gains from the disposition of assets producing passive income) in any taxable year, or (b) if at least 50% or more of the quarterly average value of our assets produce, or are held for the production of, passive income in any taxable year. We have determined that we have not been a PFIC for the three taxable years ended December 31, 2021, however recent changes to Treasury regulations under the Code have made this determination more challenging for us, and we cannot provide any assurances that we will not become a PFIC in the future. If we are a PFIC for any taxable year during which a United States person holds our common shares, it would likely result in materially adverse United States federal income tax consequences for such United States person, including, but not limited to, any gain from the sale of our common shares would be taxed as ordinary income, as opposed to capital gain, and such gain and certain distributions on our common shares would be subject to an interest charge, except in certain circumstances. It may be possible for United States persons to fully or partially mitigate such tax consequences by making a “qualifying electing fund election,” as defined in the Code (a “QEF Election”), but although we have provided this information in the past, there is no requirement that we do so.

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

We are increasingly dependent on sophisticated software applications and computing infrastructure to conduct critical operations. We depend on both our own systems, networks, and technology as well as the systems, networks and technology of our contractors, consultants, vendors and other business partners. Disruption, degradation, or manipulation of systems, networks or technology through intentional or accidental means could materially adversely impact key business processes. Despite the implementation of security measures, our systems, networks and technology and those of our contractors and consultants are vulnerable to damage from computer viruses (including ransomware), cybersecurity breaches and other forms of unauthorized access, as well as natural disasters, terrorism, war, telecommunication and electrical failures, cyberattacks, phishing or other fraudulent schemes, persons inside our organization, or persons with access to systems inside our organization or those with whom we do business. The risk of a cyberattack or other cybersecurity incidents has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. Although to date the cybersecurity incidents we have experienced have not resulted in any material losses, such events impacting either our own systems, networks and technology, or those of our contractors, consultants, vendors, or other business partners could threaten the confidentiality, integrity and availability of regulated personal information, confidential information or intellectual property. This could result in the modification of critical data, the loss of Company funds and/or the failure or interruption of critical operations. For example, the loss of pre-clinical trial data or data from completed or ongoing clinical trials for our product candidates could result in delays in our regulatory filings and development efforts and significantly increase our costs. There can be no assurance that our efforts to protect data and systems will prevent service interruption or the loss of critical or sensitive information from our or third party providers’ databases or systems. Additionally, while we have implemented security measures that we believe are appropriate and continue to enhance cybersecurity protections, a regulator could deem our security measures not to be appropriate given the lack of prescriptive measures in certain data protection laws. To the extent that any disruption or cybersecurity incident results or appears to result in such interruption or loss, we could incur material financial, legal, business or reputational harm, including regulatory fines, penalties or intervention, or claims by third parties that we have breached privacy- or confidentiality-related obligations. Furthermore, the development of our product candidates could be delayed, and our insurance may not provide any or adequate coverage of any such losses.

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

From January 2019 through June 2021, we leased approximately 8,500 square feet of office space at 626 Jacksonville Rd, Warminster, Pennsylvania. In mid-2021, we amended the contract to relet a portion of the leased space. In addition, as the initial three-year lease term was set to expire on December 31, 2021, we extended the lease through December 31, 2022. We have an option to extend the lease term to April 30, 2027.

We believe that the total space available to us under our current leases will meet our needs for the foreseeable future and that additional space would be available to us on commercially reasonable terms if required.

Item 3. Legal Proceedings

In February 2022, Arbutus and Genevant filed a lawsuit in the U.S. District Court for the District of Delaware against Moderna, Inc. and a Moderna affiliate seeking damages for infringement of U.S. Patent Nos. 8,058,069, 8,492,359, 8,822,668, 9,364,435, 9,504,651, and 11,141,378 in the manufacture and sale of MRNA-1273, Moderna’s vaccine for COVID-19. The patents relate to nucleic acid-lipid particles and lipid vesicles, as well as compositions and methods for their use. Arbutus and Genevant do not seek an injunction or otherwise seek to impede the sale, manufacture or distribution of MRNA-1273. However, the Company seeks fair compensation for Moderna’s use of its patented technology that was developed with great effort and at great expense, without which Moderna’s COVID-19 vaccine would not have been successful.

We are also involved with various legal matters arising in the ordinary course of business. We make provisions for liabilities when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Such provisions are reviewed at least quarterly and adjusted to reflect the impact of any settlement negotiations, judicial and administrative rulings, advice of legal counsel, and other information and events pertaining to a particular case. Litigation is inherently unpredictable. Although the ultimate resolution of these various matters cannot be determined at this time, we do not believe that such matters, individually or in the aggregate, will have a material adverse effect on our consolidated results of operations, cash flows, or financial condition.

University of British Columbia

Certain early work on lipid nanoparticle delivery systems and related inventions was undertaken at the University of British Columbia (“UBC”), as well as by us that was subsequently assigned to UBC. These inventions are licensed to us by UBC under a license agreement, initially entered into in 1998 and as amended in 2001, 2006 and 2007. We granted sublicenses under the UBC license to certain third parties, including Alnylam. In November 2014, UBC filed a demand for arbitration against us which alleged entitlement to unpaid royalties. In August 2019, the arbitrator issued his decision for the second phase or the arbitration, awarding UBC $5.9 million, which included interest of approximately $2.6 million. We paid the $5.9 million award to UBC in September 2019 and paid an additional $0.2 million award for costs and attorneys’ fees in March 2021, and this matter is now fully resolved.

On December 18, 2020, UBC delivered to us a notice of arbitration alleging that under its cross license with us, it is due royalties of $2.0 million plus interest arising from our sale to OMERS of part of our royalty interest on future global net sales of ONPATTRO, currently being sold by Alnylam. Oral hearings for this matter are currently scheduled to begin on April 25, 2022. We do not believe that any royalties are due to UBC and we intend to vigorously contest UBC’s allegations.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common shares trade on the Nasdaq Global Select Market under the symbol “ABUS” following our name change to Arbutus Biopharma Corporation on July 31, 2015. As of March 3, 2022, there were 103 registered holders of common shares and 148,641,736 common shares issued and outstanding.

Securities Authorized for Issuance under Equity Compensation Plans

Information regarding securities authorized for issuance under equity compensation plans is incorporated by reference into the information in Part III, Item 12 of this Form 10-K.

Recent Sales of Unregistered Securities

We did not issue any unregistered equity securities during the year ended December 31, 2021.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not repurchase any of our equity securities during the year ended December 31, 2021.

Item 6. Reserved

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Arbutus Biopharma Corporation (“Arbutus”, the “Company”, “we”, “us”, and “our”) is a clinical-stage biopharmaceutical company leveraging its extensive virology expertise to develop novel therapeutics that target specific viral diseases. Our current focus areas include Hepatitis B virus (“HBV”), SARS-CoV-2 and other coronaviruses. In HBV, we are developing an RNA interference (“RNAi”) therapeutic, oral capsid inhibitor, oral PD-L1 inhibitor, and oral RNA destabilizer that we intend to combine to provide a functional cure for patients with chronic HBV infection (“cHBV”) by suppressing viral replication, reducing surface antigen and reawakening the immune system. We believe our lead compound, AB-729, is the only RNAi therapeutic with evidence of immune re-awakening, and is currently being evaluated in multiple phase 2 clinical trials. We have an ongoing drug discovery and development program directed to identifying novel, orally active agents for treating coronaviruses (including SARS-CoV-2). We are also exploring oncology applications for our internal PD-L1 portfolio.

Our product pipeline consists of the following programs:

AB-729, our proprietary subcutaneously-delivered RNAi therapeutic product candidate that suppresses HBsAg expression, which is thought to be a key prerequisite to enable reawakening of a patient’s immune system to respond to HBV, is currently in one ongoing Phase 1a/1b clinical trial and three Phase 2a proof-of-concept clinical trials in combination with other agents with potentially complementary mechanisms of action. Preliminary data from the Phase 1a/1b clinical trial has shown that treatment with AB-729 resulted in meaningful declines in HBsAg while being well tolerated with no serious adverse events (“SAEs”) noted after both single and repeat dosing. Preliminary data also suggests that long-term suppression of HBsAg with AB-729 results in increased HBV-specific immune response.

AB-836, our proprietary next-generation oral capsid inhibitor that suppresses HBV DNA replication, is currently in an ongoing Phase 1a/1b clinical trial where preliminary data from healthy subjects and HBV patients have shown that AB-836 is generally safe and well-tolerated with robust antiviral activity. AB-836 is from a novel chemical series differentiated from competitor compounds and has the potential to provide increased efficacy and an enhanced resistance profile.

AB-101, our oral PD-L1 inhibitor that has the potential to reawaken patients’ HBV-specific immune response by inhibiting PD-L1, is advancing through lead optimization. We are also exploring potential oncology applications for our internal PD-L1 portfolio.

AB-161, our next-generation oral HBV specific RNA destabilizer, is advancing through lead optimization. We have conducted extensive non-clinical safety evaluations with AB-161 that gives us confidence in this molecule’s ability to circumvent the peripheral neuropathy findings seen in non-clinical safety studies with our first-generation oral RNA destabilizer, AB-452.

Our coronavirus program is focused on the discovery and development of new molecular entities for treating coronaviruses (including COVID-19) that address specific viral targets including the nsp12 viral polymerase and the nsp5 viral protease (nucleos(t)ide).

COVID-19 Impact

We continue to monitor the effects of COVID-19, which has caused significant disruptions around the world. A number of countries and other jurisdictions around the world have implemented extreme measures in attempts to slow the spread of the virus. These measures include the closing of businesses and requiring people to stay in their homes, the latter of which raises uncertainty regarding the ability to travel to hospitals in order to participate in clinical trials. Additional measures that have had, and will likely continue to have, a major impact on clinical development, at least in the near-term, include shortages and delays in the supply chain, and prohibitions in certain countries on enrolling patients in new clinical trials. While we have been able to progress with our clinical and pre-clinical activities to date, it is not possible to predict if the COVID-19 pandemic will materially impact our plans and timelines in the future.

Collaborations and Royalty Entitlements

Qilu Pharmaceutical Co, Ltd.

In December 2021, we entered into a technology transfer and exclusive license agreement (the “License Agreement”) with Qilu Pharmaceuticals Co., Ltd. (“Qilu”), pursuant to which we granted Qilu an exclusive (except as to certain retained rights), sublicensable, royalty-bearing license, under certain intellectual property owned by us, to develop, manufacture and commercialize AB-729, including pharmaceutical products that include AB-729, for the treatment or prevention of hepatitis B in China, Hong Kong, Macau and Taiwan (the “Territory”).

In partial consideration for the rights granted by us, Qilu paid us a one-time upfront cash payment of $40 million on January 5, 2022 and agreed to pay us milestone payments totaling up to $245 million, net of withholding taxes, upon the achievement of certain technology transfer, development, regulatory and commercialization milestones. Qilu also agreed to pay us double digit royalties into the low twenties percent based upon annual net sales of AB-729 in the Territory. The royalties are payable on a product-by-product and region-by-region basis, subject to certain limitations.

Qilu is responsible for all costs related to developing, obtaining regulatory approval for, and commercializing AB-729 for the treatment or prevention of hepatitis B in the Territory. Qilu is required to use commercially reasonable efforts to develop, seek regulatory approval for, and commercialize at least one AB-729 product candidate in the Territory. A joint development committee will be established between us and Qilu to coordinate and review the development, manufacturing and commercialization plans. Both parties also agreed to negotiate in good faith the terms and conditions of a supply agreement and related quality agreement pursuant to which we will manufacture or have manufactured and supply Qilu with all quantities of AB-729 necessary for Qilu to develop and commercialize in the Territory until we have completed manufacturing technology transfer to Qilu and approval of a product manufactured by Qilu, or its designated contract manufacturing organization, by National Medical Products Administration in China for AB-729.

Concurrent with the execution of the License Agreement, we entered into a Share Purchase Agreement (the “Share Purchase Agreement”) with Anchor Life Limited, a company established pursuant to the applicable laws and regulations of Hong Kong and an affiliate of Qilu (the “Investor”), pursuant to which the Investor purchased 3,579,952 of our common shares, without par value (the “Common Shares”), at a purchase price of USD $4.19 per share, which was a 15% premium on the thirty-day average closing price of the Common Shares as of the close of trading on December 10, 2021 (the “Share Transaction”). We received $15.0 million of gross proceeds from the Share Transaction on January 6, 2022. The Common Shares sold to the Investor in the Share Transaction represented approximately 2.5% of the Common Shares outstanding immediately prior to the execution of the Share Purchase Agreement.

Alnylam Pharmaceuticals, Inc. and Acuitas Therapeutics, Inc

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

Genevant Sciences, Ltd.

As of December 31, 2021, we owned approximately 16% of the common equity of Genevant Sciences Ltd. (“Genevant”), a company we launched with Roivant Sciences, Ltd. and to which we licensed rights to our lipid nanoparticle ("LNP") and ligand conjugate delivery platforms for RNA-based applications outside of HBV, except to the extent certain rights had already been licensed to other third parties (the “Genevant License”). We retained all rights to our LNP and conjugate delivery platforms for HBV. Under the Genevant License, as amended, if a third party sublicensee of intellectual property licensed by Genevant from us commercializes a sublicensed product, we become entitled to receive a specified percentage of certain revenue that may be received by Genevant for such sublicense, including royalties, commercial milestones and other sales-related revenue, or, if less, tiered low single-digit royalties on net sales of the sublicensed product. The specified percentage is 20% in the case of a mere sublicense (i.e., naked sublicense) by Genevant without additional contribution and 14% in the case of a bona fide collaboration with Genevant.

Refer to “Item 1. Business.” and Note 9 of the Consolidated Financial Statements for a discussion of our clinical collaborations and other royalty entitlements.

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

In connection with the acquisition of Enantigen Therapeutics, Inc. (“Enantigen”) in October 2014, we have obligations to make potential future payments of up to $102.5 million upon the achievement of certain commercial milestones. The sales milestones are tied to the first commercial sales by us of a product indicated for the treatment of cHBV. These potential contingent payments are recorded as a liability and remeasured to fair value as of each reporting date.  In assessing the fair value of the liability, significant judgments are required to be made by management to estimate the probability of program success, the timing and extent of future product sales, appropriate discount rates, and other estimates and assumptions that could materially affect the determination of fair value.

In order to estimate the probability of program success, we evaluate the status and progress of our relevant programs and consider statistics and probabilities related to other relevant programs’ success rates. As our relevant programs have advanced in clinical trials, we updated our assumptions related to probability of success in 2021. For the timing and extent of future product sales, we also consider the status and progress of our relevant programs, future forecasts and other macroeconomic indicators that forecast market conditions. The discount rate at which we calculate the present value of our potential future liability, is based on consideration of market-comparative data, market-based discount rates, and company-specific risk premiums.

As assumptions related to the probability of program success and timing and amount of potential future product sales are highly uncertain due to the unpredictable nature of product development, we assessed the sensitivity of the fair value measurement to changes in assumptions, and determined that changes within a reasonable range would not result in a materially different assessment of fair value.

RESULTS OF OPERATIONS

The following summarizes our results of operations for the year ended December 31, 2021 compared to the year ended December 31, 2020:

	Year Ended December 31,
	2021	2020
	(in thousands)
Total revenue	$10,988	$6,914
Total operating expenses	84,510	64,720
Loss from operations	(73,522)	(57,806)
Other income (loss)	(2,725)	(5,939)
Net loss	(76,247)	(63,745)
Dividend accretion of convertible preferred shares	(12,139)	(12,123)
Net loss attributable to common shares	$(88,386)	$(75,868)

For the fiscal year ended December 31, 2021, our net loss attributable to common shares was $88.4 million, or a loss of $0.83 per basic and diluted common share, as compared to a net loss of $75.9 million, or a loss of $1.00 per basic and diluted common share, for the year ended December 31, 2020.

Revenue

Revenue for the years ended December 31, 2021 and 2020 is summarized in the following table:

	Year ended December 31,
	2021		2020
	(in thousands, except percentages)
Revenue from collaborations and licenses
Acuitas Therapeutics, Inc.	$4,675	42%	$3,259	47%
Acrotech Biopharma, LLC	205	2%	269	4%
Non-cash royalty revenue
Alnylam Pharmaceuticals, Inc.	6,108	56%	3,386	49%
Total revenue	$10,988	100%	$6,914	100%

Revenue consists mainly of royalties received from other companies for sales of products that utilize our licensed technologies.

Total revenue increased $4.1 million for the year ended December 31, 2021 compared to 2020, due to a $4.1 million increase in license royalty revenue from Alnylam and Acuitas due to the growth of Alnylam’s sales of ONPATTRO.

The royalty interest for ONPATTRO from Alnylam was sold to OMERS, effective as of January 1, 2019, for $20 million in gross proceeds before advisory fees. OMERS will retain this entitlement until it has received $30 million in royalties, at which point 100% of such royalty interest on future global net sales of ONPATTRO will revert back to us. OMERS has assumed the risk of collecting up to $30 million of future royalty payments from Alnylam and we are not obligated to reimburse OMERS if they fail to collect any such future royalties. During the term of this agreement, we recognize non-cash royalty revenue related to the sales of ONPATTRO. From the inception of the royalty sale through December 31, 2021, the Company has recorded an aggregate of $11.2 million of non-cash royalty revenue for royalties earned by OMERS. The royalty interest for ONPATTRO from Acuitas was not part of the royalty sale to OMERS and we have retained the rights to receive those royalties. Revenue contracts are described in more detail in “Item 1. Business.”

Operating expenses

Operating expenses for the years ended December 31, 2021 and 2020 are summarized in the following table:

	Year ended December 31,
	2021		2020
	(in thousands, except percentages)
Research and development	$65,502	78%	$49,338	76%
General and administrative	17,136	20%	14,845	23%
Change in fair value of contingent consideration	1,872	2%	473	1%
Site consolidation	—	—%	64	—%
Total operating expenses	$84,510	100%	$64,720	100%

Research and development

Research and development expenses consist primarily of personnel expenses, fees paid to clinical research organizations and contract manufacturers, consumables and materials, consulting, and other third party expenses to support our clinical and pre-clinical activities, as well as a portion of stock-based compensation and general overhead costs.

Research and development expenses increased $16.2 million in 2021 compared to 2020 due primarily to an increase in expenses related to our ongoing AB-729 clinical trials, including our collaboration with Assembly, an increase in expenses for our ongoing AB-836 Phase 1a/1b clinical trial, and an increase in expenses for our early stage development programs, including our coronavirus program, AB-101 and AB-161.

A significant portion of our research and development expenses are not tracked by project, as they benefit multiple projects or our overall technology platform.

General and administrative

General and administrative expenses increased $2.3 million in 2021 compared to 2020, due primarily to an increase in employee compensation costs, stock-based compensation expense, insurance premiums and professional fees.

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

In general, increases in the fair value of the contingent consideration are related to the progress of our programs as they get closer to triggering these contingent payments. In 2021, the fair value of our contingent consideration liability increased $1.9 million, primarily related to the progression of our programs through clinical trials and our assessment of the probability of commercialization. In 2020, the fair value of our contingent consideration liability increased by $0.5 million, primarily related to the passage of time.

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

Other income (losses)

Other income (losses) for the years ended December 31, 2021 and 2020 are summarized in the following table:

	Year ended December 31,
	2021		2020
	(in thousands, except percentages)
Interest income	$127	(5)%	$741	(12)%
Interest expense	(2,857)	105%	(4,011)	68%
Equity investment loss	—	—%	(2,545)	43%
Foreign exchange gain (loss)	5	—%	(124)	2%
Total other loss	$(2,725)	100%	$(5,939)	100%

Interest income

Interest income decreased $0.6 million in 2021 compared to 2020 due primarily to a general decline in market interest rates.

Interest expense

Interest expense decreased $1.2 million in 2021 compared to 2020 due primarily to a decrease in the non-cash amortization of discount and issuance costs related to the sale of a portion of our ONPATTRO royalty interest to OMERS in July 2019.

Equity investment loss

In July 2020, we participated in the recapitalization of Genevant, led by Roivant, with an equity investment of $2.5 million. We determined that this $2.5 million additional investment in Genevant was funding prior losses and recorded the amount as an equity investment loss in 2020. Due to our loss of significant influence with respect to Genevant as a result of the recapitalization, we discontinued the use of equity method accounting for our interest in Genevant in 2020. Following the recapitalization, we account for our interest in Genevant as equity securities without readily determinable fair values. Accordingly, an estimate of the fair value of the securities is based on the original cost less previously recognized equity method losses, less impairments, plus or minus changes resulting from future observable price changes in orderly transactions for identical or similar Genevant securities. As of December 31, 2021, the carrying value of our investment in Genevant was zero and we owned approximately 16% of the common equity of Genevant.

Foreign exchange gains (losses)

In connection with our site consolidation to Warminster, PA, our Canadian dollar-denominated expenses and cash balances have decreased significantly now that a majority of our business transactions are based in the United States. We continue to incur expenses and hold some cash balances in Canadian dollars, and as such, we will remain subject to risks associated with foreign currency fluctuations. During the year ended December 31, 2021, we recorded foreign exchange gains of less than $0.1 million. During the year ended December 31, 2020, we recorded foreign exchange losses of $0.1 million.

LIQUIDITY AND CAPITAL RESOURCES

Since our incorporation, we have financed our operations through the sales of equity, debt, revenues from research and development collaborations and licenses with corporate partners, a royalty monetization, interest income on funds available for investment, and government contracts, grants and tax credits.

As of December 31, 2021, we had cash and cash equivalents of $109.3 million and investments in marketable securities of $81.7 million, totaling $191.0 million. In January 2022, we received a $40 million upfront payment and a $15 million equity investment from Qilu as part of a technology transfer and exclusive licensing agreement to develop and commercialize AB-729 in the Territory. We had no outstanding debt as of December 31, 2021.

Sources of Liquidity

Sale Agreement

We have an Open Market Sale AgreementSM with Jefferies dated December 20, 2018, as amended by Amendment No. 1, dated December 20, 2019, Amendment No. 2, dated August 7, 2020 and Amendment No. 3, dated March 4, 2021 (as amended, the “Sale Agreement”), under which we may offer and sell common shares, from time to time.

On December 23, 2019, we filed a shelf registration statement on Form S-3 with the SEC (File No. 333-235674) and accompanying base prospectus, declared effective by the SEC on January 10, 2020 (the “January 2020 Registration Statement”), for the offer and sale of up to $150 million of our securities.

On August 28, 2020, we filed a shelf registration statement on Form S-3 with the SEC (File No. 333-248467) and accompanying base prospectus, declared effective by the SEC on October 22, 2020 (the “October 2020 Registration Statement”), for the offer and sale of up to $200 million of our securities. On March 4, 2021, we filed a prospectus supplement with the SEC in connection with the offering of up to an additional $75.0 million of our common shares pursuant to the Sale Agreement under the October 2020 Registration Statement, which we fully utilized during 2021. On October 8, 2021, we filed a prospectus supplement with the SEC (the “October 2021 Prospectus Supplement”) for the offer and sale of up to an additional $75.0 million of our common shares pursuant to the Sale Agreement under the October 2020 Registration Statement.

On November 4, 2021, we filed a shelf registration statement on Form S-3 with the SEC (File No. 333-248467) and accompanying base prospectus, declared effective by the SEC on November 18, 2021 (the “November 2021 Registration Statement”), for the offer and sale of up to $250 million of our securities.

During the years ended December 31, 2021 and 2020, we issued 31,571,036 and 24,728,368 common shares, respectively, under the Sale Agreement, as amended, resulting in net proceeds of approximately $134.7 million and $86.3 million, respectively.

Royalty Entitlements

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

In December 2021, we entered into a technology transfer and exclusive licensing agreement with Qilu pursuant to which we granted Qilu an exclusive (with certain exceptions), sublicensable, royalty-bearing license, under certain intellectual property owned by us, to develop, manufacture and commercialize AB-729 for the treatment or prevention of hepatitis B in the Territory. In partial consideration for the rights granted by us, Qilu paid us a one-time upfront cash payment of $40 million and made an equity investment of $15.0 million, both received in January 2022, and agreed to pay us milestone payments totaling up to $245 million, net of withholding taxes, upon the achievement of certain technology transfer, development, regulatory and commercialization milestones. Qilu also agreed to pay us double digit royalties into the low twenties percent based upon annual net sales of AB-729 in the Territory.

Cash requirements

We believe that our $191.0 million of cash and investments in marketable securities as of December 31, 2021, plus $55.0 million of gross proceeds received in January 2022 from Qilu as part of our technology transfer and licensing agreement, will be sufficient to fund our operations into the second quarter of 2024 based on our expectation of a net cash burn between $90.0 million and $95.0 million in 2022. In the future, substantial additional funds will be required to continue with the active development of our pipeline products and technologies. In particular, our funding needs may vary depending on a number of factors including:

•the effects of the COVID-19 pandemic on our business, the medical community and the global economy;
•revenue earned from our legacy collaborative partnerships and licensing agreements, including potential royalty payments from Alnylam’s ONPATTRO;
•revenue earned from ongoing collaborative partnerships, including milestone and royalty payments;
•the potential requirement to make milestone payments related to our legacy agreements;
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

Cash Flows

The following table summarizes our cash flow activities for the periods indicated:

	Year ended December 31,
	2021	2020
	(in thousands)
Net loss	$(76,247)	$(63,745)
Non-cash items	7,785	11,873
Net change in operating items	930	431
Net cash used in operating activities	$(67,532)	$(51,441)
Net cash used in investing activities	(12,678)	(14,909)
Net cash provided by financing activities	137,236	86,746
Effect of foreign exchange rate changes on cash and cash equivalents	5	56
Increase in cash and cash equivalents	$57,031	$20,452
Cash and cash equivalents, beginning of period	52,251	31,799
Cash and cash equivalents, end of period	$109,282	$52,251

Net cash used in operating activities in 2021 increased $16.1 million compared to 2020 due primarily to an increase in research and development payments of approximately $18.2 million, which was due primarily to an increase in research and development expenses for our clinical development and discovery programs.

Net cash used in investing activities in 2021 decreased by $2.2 million compared to 2020 due primarily to the timing of maturities and acquisitions of investments in marketable securities.

Net cash from financing activities in 2021 increased $50.5 million compared to 2020. Cash provided by financing activities in 2021 consisted primarily of $134.7 million of proceeds from sales of common shares under the Sale Agreement, as amended. Cash provided by financing activities in 2020 consisted primarily of $86.3 million of proceeds from sales of common shares under the Sale Agreement, as amended.

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

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Arbutus Biopharma Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Arbutus Biopharma Corporation (the Company) as of December 31, 2021 and 2020, and the related consolidated statements of operations and comprehensive loss, stockholders' equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

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
As discussed in Note 10 to the consolidated financial statements, the Company’s contingent consideration liability, which consists of sales-based milestones and royalties, resulting from the acquisition of Enantigen in 2014, is remeasured to its estimated fair value each reporting period. As of December 31, 2021, the contingent consideration liability was $5.3 million. Auditing the valuation of the contingent consideration liability was complex and highly judgmental due to the significant estimation required in determining the fair value. In particular, the fair value estimate was sensitive to significant assumptions such as the probability of successfully commercializing a treatment for the hepatitis B virus, the timing and amount of future revenues related to commercial sales, and the discount rate. These assumptions are affected by expectations about future industry, regulatory, market or economic conditions and are forward-looking and inherently uncertain.

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

Philadelphia, Pennsylvania

March 3, 2022

ARBUTUS BIOPHARMA CORPORATION
Consolidated Balance Sheets
(Expressed in thousands of US Dollars, except share and per share amounts)

	December 31, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$109,282	$52,251
Investments in marketable securities, current	46,035	71,017
Accounts receivable	899	1,312
Prepaid expenses and other current assets	4,445	3,124
Total current assets	160,661	127,704
Property and equipment, net of accumulated depreciation	5,983	6,927
Investments in marketable securities, non-current	35,688	—
Right of use asset	2,092	2,405
Other non-current assets	61	44
Total assets	$204,485	$137,080
Liabilities and stockholders' equity
Current liabilities:
Accounts payable and accrued liabilities	$10,838	$9,151
Lease liability, current	383	390
Total current liabilities	11,221	9,541
Liability related to sale of future royalties	16,296	19,554
Contingent consideration	5,298	3,426
Lease liability, non-current	2,231	2,593
Total liabilities	35,046	35,114
Stockholders' equity
Preferred shares
Authorized: unlimited number without par value
Issued and outstanding: 0 (December 31, 2020: 1,164,000)	—	149,408
Common shares
Authorized: unlimited number without par value
Issued and outstanding: 144,987,736 (December 31, 2020: 89,678,722)	1,286,636	985,939
Additional paid-in capital	65,485	60,751
Deficit	(1,134,347)	(1,045,961)
Accumulated other comprehensive loss	(48,335)	(48,171)
Total stockholders' equity	169,439	101,966
Total liabilities and stockholders' equity	$204,485	$137,080

See accompanying notes to the consolidated financial statements.

ARBUTUS BIOPHARMA CORPORATION
Consolidated Statements of Operations and Comprehensive Loss
(Expressed in thousands of US Dollars, except share and per share amounts)

	Year ended December 31,
	2021	2020
Revenue
Collaborations and licenses	$4,880	$3,519
Non-cash royalty revenue	6,108	3,395
Total revenue	10,988	6,914
Operating expenses
Research and development	65,502	49,338
General and administrative	17,136	14,845
Change in fair value of contingent consideration	1,872	473
Site consolidation	—	64
Total operating expenses	84,510	64,720
Loss from operations	(73,522)	(57,806)
Other income (loss)
Interest income	127	741
Interest expense	(2,857)	(4,011)
Equity investment loss	—	(2,545)
Foreign exchange gain (loss)	5	(124)
Total other loss	(2,725)	(5,939)
Net loss	$(76,247)	$(63,745)
Items applicable to preferred shares
Dividend accretion of convertible preferred shares	(12,139)	(12,123)
Net loss attributable to common shares	$(88,386)	$(75,868)
Loss per share
Basic and diluted	$(0.83)	$(1.00)
Weighted average number of common shares
Basic and diluted	106,242,452	75,835,378
Comprehensive income (loss)
Unrealized (loss) gain on available-for-sale securities	$(164)	$14
Currency translation adjustments	—	44
Comprehensive loss	$(76,411)	$(63,687)
See accompanying notes to the consolidated financial statements.

ARBUTUS BIOPHARMA CORPORATION
Consolidated Statement of Stockholders’ Equity
(Expressed in thousands of US Dollars, except share and per share amounts)

	Convertible Preferred Shares		Common Shares
	Number of shares	Share capital	Number of shares	Share capital	Additional paid-in capital	Deficit	Accumulated other comprehensive loss	Total stockholders' equity
Balance at December 31, 2019	1,164,000	$137,285	64,780,314	$898,535	$55,246	$(970,093)	$(48,229)	$72,744
Accretion of accumulated dividends on Preferred Shares	—	12,123	—	—	—	(12,123)	—	—
Stock-based compensation	—	—	—	—	6,145	—	—	6,145
Certain fair value adjustments to liability stock option awards	—	—	—	—	18	—	—	18
Issuance of common shares pursuant to the Open Market Sales Agreement	—	—	24,728,368	86,297	—	—	—	86,297
Issuance of common shares pursuant to exercise of options	—	—	170,040	1,107	(658)	—	—	449
Unrealized gain on available-for-sale securities	—	—	—	—	—	—	14	14
Currency translation adjustment	—	—	—	—	—	—	44	44
Net loss			—	—	—	(63,745)	—	(63,745)
Balance at December 31, 2020	1,164,000	$149,408	89,678,722	$985,939	$60,751	$(1,045,961)	$(48,171)	$101,966
Accretion of accumulated dividends on Preferred Shares	—	12,139	—	—	—	(12,139)	—	—
Conversion of Preferred Shares into Common Shares	(1,164,000)	(161,547)	22,833,922	161,547	—	—	—	—
Stock-based compensation	—	—	—	—	6,385	—	—	6,385
Certain fair value adjustments to liability stock option awards	—	—	—	—	263	—	—	263
Issuance of common shares pursuant to the Open Market Sales Agreement	—	—	31,571,036	134,665	—	—	—	134,665
Issuance of common shares pursuant to exercise of ESPP options	—	—	196,335	817	(356)	—	—	461
Issuance of common shares pursuant to exercise of options	—	—	707,721	3,668	(1,558)	—	—	2,110
Unrealized loss on available-for-sale securities							(164)	(164)
Net loss	—	—	—	—	—	(76,247)	—	(76,247)
Balance at December 31, 2021	—	$—	144,987,736	$1,286,636	$65,485	$(1,134,347)	$(48,335)	$169,439

See accompanying notes to the consolidated financial statements.

ARBUTUS BIOPHARMA CORPORATION
Consolidated Statements of Cash Flows
(Expressed in thousands of US Dollars, except share and per share amounts)

	Year ended December 31,
	2021	2020
OPERATING ACTIVITIES
Net loss	$(76,247)	$(63,745)
Non-cash items:
Depreciation	1,753	1,978
Stock-based compensation expense	6,424	6,161
Unrealized foreign exchange gains	(5)	(56)
Change in fair value of contingent consideration	1,872	473
Net equity investment loss	—	2,545
Non-cash royalty revenue	(6,108)	(3,395)
Non-cash interest expense	2,850	3,957
Net accretion and amortization of investments in marketable securities	999	210
Net change in operating items:
Accounts receivable	413	(108)
Prepaid expenses and other assets	(1,025)	(752)
Accounts payable and accrued liabilities	1,911	1,666
Lease liabilities	(369)	(375)
Net cash used in operating activities	(67,532)	(51,441)
INVESTING ACTIVITIES
Purchase of investments in marketable securities	(82,219)	(85,578)
Disposition of investments in marketable securities	70,350	73,398
Investment in Genevant	—	(2,500)
Acquisition of property and equipment	(809)	(229)
Net cash used in investing activities	(12,678)	(14,909)
FINANCING ACTIVITIES
Issuance of common shares pursuant to exercise of options	2,110	449
Issuance of common shares pursuant to exercise of ESPP options	461	—
Issuance of common shares pursuant to the Open Market Sales Agreement	134,665	86,297
Net cash provided by financing activities	137,236	86,746
Effect of foreign exchange rate changes on cash and cash equivalents	5	56
Increase in cash and cash equivalents	$57,031	$20,452
Cash and cash equivalents, beginning of period	$52,251	$31,799
Cash and cash equivalents, end of period	$109,282	$52,251
Supplemental cash flow information
Preferred shares dividends accrued	$(12,139)	$(12,123)
 See accompanying notes to the consolidated financial statements.

ARBUTUS BIOPHARMA CORPORATION

Notes to Consolidated Financial Statements
(Tabular amounts in thousands of US Dollars, except share and per share amounts)

1.    Organization

Description of the Business

Arbutus Biopharma Corporation (“Arbutus” or the “Company”) is a clinical-stage biopharmaceutical company leveraging its extensive virology expertise to develop novel therapeutics that target specific viral diseases. The Company’s current focus areas include Hepatitis B virus (“HBV”), SARS-CoV-2 and other coronaviruses. In HBV, the Company is developing an RNA interference (“RNAi”) therapeutic, oral capsid inhibitor, oral PD-L1 inhibitor, and oral RNA destabilizer that it intends to combine to provide a functional cure for patients with chronic HBV infection (“cHBV”) by suppressing viral replication, reducing surface antigen and reawakening the immune system. The Company believes its lead compound, AB-729, is the only RNAi therapeutic with evidence of immune re-awakening, and is currently being evaluated in multiple phase 2 clinical trials. The Company has an ongoing drug discovery and development program directed to identifying novel, orally active agents for treating coronaviruses (including SARS-CoV-2). The Company is also exploring oncology applications for its internal PD-L1 portfolio.

Liquidity

At December 31, 2021, the Company had an aggregate of $191.0 million in cash, cash equivalents and investments in marketable securities. In January 2022, the Company received a $40 million upfront payment and a $15 million equity investment from Qilu Pharmaceuticals Co., Ltd. (“Qilu”) as part of a technology transfer and exclusive licensing agreement to develop and commercialize AB-729 in China. The Company had no outstanding debt as of December 31, 2021. The Company believes it has sufficient cash resources to fund its operations for at least the next 12 months.

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

COVID-19 Impact

The impact of the COVID-19 pandemic has been, and will likely continue to be, extensive in many aspects of society. The pandemic has resulted in and will likely continue to result in significant disruptions to businesses. Measures implemented around the world in attempts to slow the spread of COVID-19 have had, and will likely continue to have, a major impact on clinical development, at least in the near-term, including shortages and delays in the supply chain and prohibitions in certain countries on enrolling patients in new clinical trials. While the Company has been able to progress with its clinical and pre-clinical activities to date, it is not possible to predict if the COVID-19 pandemic will materially impact the Company’s plans and timelines in the future.

2.    Significant accounting policies

Basis of presentation and principles of consolidation

These consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and include the accounts of Arbutus Biopharma Corporation and its two wholly-owned subsidiaries, Arbutus Biopharma, Inc. and Arbutus Biopharma U.S. Holdings, Inc. All intercompany balances and transactions have been eliminated. Certain prior year amounts have been reclassified to conform to the current year presentation, such as the reclassification of depreciation expense to research and development and general and administrative expenses. In February 2021, Arbutus Biopharma US Holdings, Inc. merged into Arbutus Biopharma, Inc. with Arbutus Biopharma, Inc. continuing its legal existence and Arbutus Biopharma US Holdings, Inc. ceasing to exist.

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

Investments in marketable securities

The Company’s short-term investments consist of marketable securities that have original maturities exceeding three months and remaining maturities of less than one year. The Company classifies investments with remaining maturities of one year or longer as non-current. These investments are accounted for as available-for-sale securities and are reported at fair value, with unrealized gains and losses reported in other comprehensive loss, until their disposition. Realized gains and losses from the sale of marketable securities, if any, are calculated using the specific-identification method, and are recorded as a component of other income or loss. The Company reviews its available-for-sale securities at each period end to determine if they remain available-for-sale based on the Company’s current intent and ability to sell the security if it is required to do so. Declines in value judged to be other-than-temporary are included in interest income or expense in the Company’s statements of operations and comprehensive loss. As of December 31, 2021, the recorded value of the Company’s investments in marketable securities was deemed to be recoverable in all respects.

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

Investment in Genevant

As the result of a recapitalization of Genevant in July 2020, Arbutus’ ownership interest in Genevant decreased to approximately 16%. Due to Arbutus’ loss of significant influence with respect to Genevant as a result of the recapitalization, Arbutus discontinued the use of the equity method of accounting for its interest in Genevant. Ownership interests that do not confer the ability to exercise significant influence are accounted for at fair value, except when the investment does not have a readily-determinable fair value. In that case, the investment is carried at cost, less any impairment. The carrying value is subsequently adjusted to fair value based on any observable price changes. Following the recapitalization, Arbutus accounts for its interest in Genevant as equity securities without readily determinable fair values. Accordingly, an estimate of the fair value of the securities is based on the original cost less previously recognized equity method losses, less impairments, plus or minus changes resulting from observable price changes in orderly transactions for identical or similar Genevant securities. As of December 31, 2021, the carrying value of Arbutus’ investment in Genevant was zero and Arbutus owned approximately 16% of the common equity of Genevant.

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

Revenue from collaborations and licenses

The Company generates revenue primarily through collaboration agreements and license agreements. Such agreements may require the Company to deliver various rights and/or services, including intellectual property rights or licenses and research, development and manufacturing services. Under such agreements, the Company is generally eligible to receive non-refundable upfront payments, funding for research, development and manufacturing services, milestone payments, and royalties.

The Company’s collaboration agreements fall under the scope of ASC Topic 808, Collaborative Arrangements, (“ASC 808”) when both parties are active participants in the arrangement and are exposed to significant risks and rewards. For certain arrangements under the scope of ASC 808, the Company analogizes to ASC 606 for some aspects, including for the delivery of a good or service (i.e., a unit of account).

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

Leases

The Company accounts for its leases under ASC 842, Leases, which generally requires the recognition of operating and financing lease liabilities with corresponding right-of-use assets on the balance sheet. See note 6 for more information.

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

Net loss attributable to common shareholders per share

Net loss attributable to common shareholders per share is calculated based on the weighted average number of common shares outstanding. Diluted net loss attributable to common shareholders per share does not differ from basic net loss attributable to common shareholders per share for the years ended December 31, 2021 and 2020, since the effect of including potential common shares would be anti-dilutive. For the year ended December 31, 2021, potential common shares of 11.4 million pertaining to outstanding stock options were excluded from the calculation of net loss attributable to common shareholders, per share. A total of approximately 31.8 million outstanding stock options and if-converted Series A participating convertible preferred shares (“Preferred Shares”) were excluded from the calculation for the year ended December 31, 2020.

On October 18, 2021, the Company’s outstanding Preferred Shares were converted into 22,833,922 common shares. Prior to that date, the Company followed the two-class method when computing net loss attributable to common shareholders per share as the Preferred Shares, as further described in note 12, met the definition of participating securities. The Company’s Preferred Shares entitled the holders to participate in dividends but did not require the holders to participate in losses of the Company. Accordingly, net losses attributable to holders of the Company’s common shares were not allocated to holders of the Preferred Shares.

The following table sets out the computation of basic and diluted net loss attributable to common shareholders per share:

	For the year ended December 31,
	2021	2020
	(in thousands, except share and per share amounts)
Numerator:
Allocation of distributable earnings	$—	$—
Allocation of undistributable loss	(88,386)	(75,868)
Allocation of net loss attributed to common shareholders	$(88,386)	$(75,868)
Denominator:
Weighted average number of common shares - basic and diluted	106,242,452	75,835,378
Basic and diluted net loss attributable to common shareholders per share	$(0.83)	$(1.00)

See note 12 and note 13 for more information about the Company’s common shares.

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

Stock-based compensation

The Company measures and recognizes compensation expense for all share-based compensation arrangements based on estimated fair values. The Company uses the Black-Scholes option valuation model to estimate the fair value of stock options at the date of grant. The Black-Scholes option valuation model requires the input of subjective assumptions to calculate the value of stock options. For those assumptions, the Company uses historical data and other information to estimate the expected price volatility and risk free interest rate for all awards. The expected life of stock options granted are estimated to be five years for employees and six years for directors and executives, based on the Company’s historical experience. Assumptions on the dividend yield are based on the fact that the Company has never paid cash dividends and has no present intention to pay cash dividends. Expense is recognized over the vesting period for all awards and commences at the grant date for time-based awards and upon the Company’s determination that the achievement of such performance conditions is probable for performance-based awards. Forfeitures are recognized as they occur.

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

Preferred Shares

The Company accounted for its Preferred Shares under ASC 480 – Distinguishing Liabilities from Equity (“ASC 480”), which provides guidance for equity instruments with conversion features. The Company classified the Preferred Shares in its consolidated balance sheet wholly as equity, with no bifurcation of conversion feature from the host contract, given that the Preferred Shares could not be cash-settled and the redemption features, which included a fixed conversion ratio with predetermined timing and proceeds, were within the Company’s control. The Company accrued for the 8.75% per annum compounding accrual at each reporting period-end date as an increase to share capital, and an increase to deficit. The Company’s Preferred Shares were converted into 22,833,922 common shares on October 18, 2021.

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

To determine the fair value of the contingent consideration (note 10), the Company uses a probability weighted assessment of the likelihood the milestones would be met and the estimated timing of such payments, and then the potential contingent payments were discounted to their present value using a probability adjusted discount rate that reflects the early stage nature of the development program, time to complete the program development, and overall biotech indices. The Company determined the fair value of the contingent consideration was $5.3 million as of December 31, 2021 and the increase of $1.9 million has been recorded within operating expenses in the statement of operations and comprehensive loss for the year ended December 31, 2021. The assumptions used in the discounted cash flow model are level 3 inputs as defined above. The Company assessed the sensitivity of the fair value measurement to changes in these unobservable inputs, and determined that changes within a reasonable range would not result in a materially different assessment of fair value.

The following tables present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis, and indicates the fair value hierarchy of the valuation techniques used to determine such fair value:

	Level 1	Level 2	Level 3	Total
As of December 31, 2021	(in thousands)
Assets
Cash and cash equivalents	$109,282	$—	$—	$109,282
Investments in marketable securities	—	81,723	—	81,723
Total	$109,282	$81,723	$—	$191,005
Liabilities
Liability-classified options	$—	$—	$26	$26
Contingent consideration	—	—	5,298	5,298
Total	$—	$—	$5,324	$5,324

	Level 1	Level 2	Level 3	Total
As of December 31, 2020	(in thousands)
Assets
Cash and cash equivalents	$52,251	$—	$—	$52,251
Investments in marketable securities	—	71,017	—	71,017
Total	$52,251	$71,017	$—	$123,268
Liabilities
Liability-classified options	$—	$—	$250	$250
Contingent consideration	—	—	3,426	3,426
Total	$—	$—	$3,676	$3,676

The following table presents the changes in fair value of the Company’s liability-classified stock option awards:

	Liability at beginning of the period	Fair value of liability-classified options exercised in the period	Decrease in fair value of liability	Liability at end of the period
	(in thousands)
Year ended December 31, 2021	$250	$(96)	$(128)	$26
Year ended December 31, 2020	$253	$—	$(3)	$250

The following table presents the changes in fair value of the Company’s contingent consideration:

	Liability at beginning of the period	Increase in fair value of liability	Liability at end of the period
	(in thousands)
Year ended December 31, 2021	$3,426	$1,872	$5,298
Year ended December 31, 2020	$2,953	$473	$3,426

4.    Investments in marketable securities

Investments in marketable securities consisted of the following:

	Amortized Cost	Gross Unrealized Gain(1)	Gross Unrealized Loss(1)	Fair Value
As of December 31, 2021	(in thousands)
Cash equivalents
Money market fund	$62,836	$—	$—	$62,836
Total	$62,836	$—	$—	$62,836
Investments in marketable securities
US government agency bonds	$21,198	$—	$(39)	$21,159
US government bonds	60,675	—	(111)	60,564
Total	$81,873	$—	$(150)	$81,723
 (1) Gross unrealized gain (loss) is pre-tax.

	Amortized Cost	Gross Unrealized Gain(1)	Gross Unrealized Loss(1)	Fair Value
As of December 31, 2020	(in thousands)
Cash equivalents
Money market fund	$13,703	$—	$—	$13,703
US treasury bills	2,000	—	—	2,000
Total	$15,703	$—	$—	$15,703
Investments in marketable securities
Us government agency bonds	$11,550	$7	$—	$11,557
US treasury bills	21,990	2	—	21,992
US government bonds	37,463	6	(1)	37,468
Total	$71,003	$15	$(1)	$71,017
(1) Gross unrealized gain (loss) is pre-tax.

There were no realized gains or losses for the year ended December 31, 2021 or 2020.

5.    Investment in Genevant

In April 2018, the Company entered into an agreement with Roivant Sciences Ltd. (“Roivant”), its largest shareholder, to launch Genevant Sciences Ltd. (“Genevant”), a company focused on a broad range of RNA-based therapeutics enabled by the Company’s LNP and ligand conjugate delivery technologies. The Company licensed rights to its LNP and ligand conjugate delivery platforms to Genevant for RNA-based applications outside of HBV, except to the extent certain rights had already been licensed to other third parties (the “Genevant License”). The Company retained all rights to its LNP and conjugate delivery platforms for HBV.

Under the Genevant License, as amended, if a third party sublicensee of intellectual property licensed by Genevant from the Company commercializes a sublicensed product, the Company becomes entitled to receive a specified percentage of certain revenue that may be received by Genevant for such sublicense, including royalties, commercial milestones and other sales-related revenue, or, if less, tiered low single-digit royalties on net sales of the sublicensed product. The specified percentage is 20% in the case of a mere sublicense (i.e., naked sublicense) by Genevant without additional contribution and 14% in the case of a bona fide collaboration with Genevant.

Additionally, if Genevant receives proceeds from an action for infringement by any third parties of the Company’s intellectual property licensed to Genevant, the Company would be entitled to receive, after deduction of litigation costs, 20% of the proceeds received by Genevant or, if less, tiered low single-digit royalties on net sales of the infringing product (inclusive of the proceeds from litigation or settlement, which would be treated as net sales).

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

As of December 31, 2021, the carrying value of the Company’s investment in Genevant was zero and the Company owned approximately 16% of the common equity of Genevant.

6.    Leases

The Company has two operating leases for office and laboratory space. The Company’s corporate headquarters is located at 701 Veterans Circle, Warminster, Pennsylvania. The lease expires on April 30, 2027, and the Company has the option of extending the lease for two further five-year terms. The Company also leases office space located at 626 Jacksonville Rd, Warminster, Pennsylvania under a lease that expires on December 31, 2022, and the Company has an option to extend the lease term to April 30, 2027.

The Company accounts for its leases under ASC 842, Leases. Leases with an initial term of 12 months or less are not recorded on the balance sheet. The Company determines if an arrangement is a lease at inception. Right-of-use assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Operating lease right-of-use assets and lease liabilities are recognized based on the present value of lease payments over the lease term. The leases do not provide an implicit rate so in determining the present value of lease payments, the Company utilized its incremental borrowing rate for the applicable lease, which was 9.0% for the 701 Veterans Circle lease and 7.6% for the 626 Jacksonville Rd. lease. The Company recognizes lease expense on a straight-line basis over the remaining lease term.
During each of the years ended December 31, 2021 and 2020, the Company incurred total operating lease expenses of $0.7 million, which included lease expenses associated with fixed lease payments of $0.6 million, and variable payments associated with common area maintenance and similar expenses of $0.1 million.

Weighted average remaining lease term and discount rate were as follows:

As of December 31, 2021
Weighted-average remaining lease term (years)	5.2
Weighted average discount rate	9.0%
The Company did not include options to extend its lease terms as part of its ROU asset and lease liabilities.
Supplemental cash flow information related to the Company’s operating leases was as follows:

	2021	2020
	(in thousands)
Cash paid for amounts included in the measurement of lease liabilities	$650	$657

Future minimum lease payments under operating leases that have remaining terms as of December 31, 2021 are as follows:

As of December 31, 2021
(in thousands)
2022	$641
2023	598
2024	616
2025	635
2026	654
Thereafter	134
Total lease payments	$3,278
Less: interest	(664)
Present value of lease payments	$2,614

7.    Property and equipment

The Company’s property and equipment balances as of the years ended December 31, 2021 and 2020 are as follows:

	Cost	Accumulated depreciation	Net book value
December 31, 2021	(in thousands)
Lab equipment	$6,408	$(5,178)	$1,230
Leasehold improvements	8,563	(3,883)	4,680
Computer hardware and software	386	(313)	73
	$15,357	$(9,374)	$5,983

	Cost	Accumulated depreciation	Net book value
December 31, 2020	(in thousands)
Lab equipment	$5,669	$(4,369)	$1,300
Leasehold improvements	8,555	(3,017)	5,538
Computer hardware and software	324	(235)	89
	$14,548	$(7,621)	$6,927

Depreciation expense for the years ended December 31, 2021 and 2020 was $1.8 million and $2.0 million , respectively.

8.    Accounts payable and accrued liabilities

Accounts payable and accrued liabilities are comprised of the following:

	December 31, 2021	December 31, 2020
	(in thousands)
Trade accounts payable	$3,174	$2,994
Payroll accruals	4,279	3,566
Research and development accruals	2,371	1,653
Professional fee accruals	983	679
Liability options	26	250
Other accrued liabilities	5	9
Total	$10,838	$9,151

9.    Sale of future royalties
On July 2, 2019, the Company entered into a Purchase and Sale Agreement (the “Agreement”) with the Ontario Municipal Employees Retirement System (“OMERS”), pursuant to which the Company sold to OMERS part of its royalty interest on future global net sales of ONPATTRO, an RNA interference therapeutic currently being sold by Alnylam.

ONPATTRO utilizes Arbutus’s LNP technology, which was licensed to Alnylam pursuant to the Cross-License Agreement, dated November 12, 2012, by and between the Company and Alnylam (the “LNP License Agreement”). Under the terms of the LNP License Agreement, the Company is entitled to tiered royalty payments on global net sales of ONPATTRO ranging from 1.00% to 2.33% after offsets, with the highest tier applicable to annual net sales above $500 million. This royalty interest was sold to OMERS, effective as of January 1, 2019, for $20 million in gross proceeds before advisory fees. OMERS will retain this entitlement until it has received $30 million in royalties, at which point 100% of such royalty interest on future global net sales of ONPATTRO will revert to the Company. OMERS has assumed the risk of collecting up to $30 million of future royalty payments from Alnylam and Arbutus is not obligated to reimburse OMERS if they fail to collect any such future royalties. From the inception of the royalty sale through December 31, 2021, an aggregate of $11.2 million of royalties have been earned by OMERS.

The $30 million in royalties to be paid to OMERS is accounted for as a liability, with the difference between the liability and the gross proceeds received accounted for as a discount. The discount, as well as $1.5 million of transaction costs, will be amortized as interest expense based on the projected balance of the liability as of the beginning of each period. Management estimated an effective annual interest rate of approximately 12%. Over the course of the Agreement, the actual interest rate will be affected by the amount and timing of royalty revenue recognized and changes in the timing of forecasted royalty revenue. On a quarterly basis, the Company will reassess the expected timing of the royalty revenue, recalculate the amortization and effective interest rate and adjust the accounting prospectively as needed.

The Company recognizes non-cash royalty revenue related to the sales of ONPATTRO during the term of the Agreement. As royalties are remitted to OMERS from Alnylam, the balance of the recognized liability is effectively repaid over the life of the Agreement. From the inception of the royalty sale through December 31, 2021, the Company has recorded an aggregate of $11.2 million of non-cash royalty revenue for royalties earned by OMERS. There are a number of factors that could materially affect the amount and timing of royalty payments from Alnylam, none of which are within the Company’s control.

During the year ended December 31, 2021, the Company recognized non-cash royalty revenue of $6.1 million and $2.9 million of related non-cash interest expense. During the year ended December 31, 2020, the Company recognized non-cash royalty revenue of $3.4 million and related non-cash interest expense of $4.0 million.

The table below shows the activity related to the net liability for the years ended December 31, 2021 and December 31, 2020:

	Twelve Months Ended December 31,
	2021	2020
	(in thousands)
Net liability related to sale of future royalties - beginning balance	$19,554	$18,992
Non-cash royalty revenue	(6,108)	(3,395)
Non-cash interest expense	2,850	3,957
Net liability related to sale of future royalties - ending balance	$16,296	$19,554

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

10.    Contingencies and commitments

Product development partnership with the Canadian Government

The Company entered into a Technology Partnerships Canada (“TPC”) agreement with the Canadian Federal Government on November 12, 1999.  Under this agreement, TPC agreed to fund 27% of the costs incurred by the Company, prior to March 31, 2004, in the development of certain oligonucleotide product candidates up to a maximum contribution from TPC of $7.2 million (C$9.3 million).  The Company received a cumulative contribution of $2.7 million (C$3.7 million).  In return for the funding provided by TPC, the Company agreed to pay royalties on the share of future licensing and product revenue, if any, that is received by the Company on certain non-RNAi oligonucleotide product candidates covered by the funding under the agreement.  These royalties are payable until a certain cumulative payment amount is achieved or until a pre-specified date.  In addition, until a cumulative amount equal to the funding actually received under the agreement has been paid to TPC, the Company agreed to pay 2.5% royalties on any royalties the Company receives for Marqibo, a chemotherapy product sold by Acrotech Biopharma LLC (“Acrotech”). For the years ended December 31, 2021 and 2020, the Company earned royalties on Marqibo sales in the amount of $0.2 million in each period. The resulting royalties payable by the Company to TPC were not material in either period. The cumulative amount paid or accrued up to December 31, 2021 was less than $0.1 million, resulting in the contingent amount due to TPC being $2.7 million (C$3.7 million).

Arbitration with the University of British Columbia

Certain early work on lipid nanoparticle delivery systems and related inventions was undertaken at the University of British Columbia (“UBC”), as well as by the Company that was subsequently assigned to UBC. These inventions are licensed to the Company by UBC under a license agreement, initially entered into in 1998 and as amended in 2001, 2006 and 2007. The Company has granted sublicenses under the UBC license to certain third parties, including Alnylam. In November 2014, UBC filed a demand for arbitration against the Company which alleged entitlement to unpaid royalties. In August 2019, the arbitrator issued its decision for the second phase of the arbitration, awarding UBC $5.9 million, which included interest of approximately $2.6 million. The Company paid the $5.9 million award to UBC in September 2019 and paid an additional $0.2 million for costs and attorneys’ fees in March 2021, and this matter is now fully resolved.

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

The fair value of the contingent consideration was $5.3 million as of December 31, 2021.

11.    Collaborations and royalty entitlements

Collaborations

Qilu Pharmaceuticals Co, Ltd.

In December 2021, the Company entered into a technology transfer and exclusive licensing agreement (the “License Agreement”) with Qilu, pursuant to which the Company granted Qilu an exclusive (except as to certain retained rights), sublicensable, royalty-bearing license, under certain intellectual property owned by the Company, to develop, manufacture and commercialize AB-729, including pharmaceutical products that include AB-729, for the treatment or prevention of hepatitis B in China, Hong Kong, Macau and Taiwan (the “Territory”).

In partial consideration for the rights granted by the Company, Qilu paid the Company a one-time upfront cash payment of $40.0 million on January 5, 2022 and agreed to pay the Company milestone payments totaling up to $245 million, net of withholding taxes, upon the achievement of certain technology transfer, development, regulatory and commercialization milestones. Qilu also agreed to pay the Company double digit royalties into the low twenties percent based upon annual net sales of AB-729 in the Territory. The royalties are payable on a product-by-product and region-by-region basis, subject to certain limitations.

Qilu is responsible for all costs related to developing, obtaining regulatory approval for, and commercializing AB-729 for the treatment or prevention of hepatitis B in the Territory. Qilu is required to use commercially reasonable efforts to develop, seek regulatory approval for, and commercialize at least one AB-729 product candidate in the Territory. A joint development committee will be established between the Company and Qilu to coordinate and review the development, manufacturing and commercialization plans. Both parties also agreed to negotiate in good faith the terms and conditions of a supply agreement and related quality agreement pursuant to which the Company will manufacture or have manufactured and supply Qilu with all quantities of AB-729 necessary for Qilu to develop and commercialize in the Territory until the Company has completed manufacturing technology transfer to Qilu and approval of a product manufactured by Qilu, or its designated contract manufacturing organization, by the National Medical Products Administration in China for AB-729.

Concurrent with the execution of the license agreement, the Company entered into a Share Purchase Agreement (the “Share Purchase Agreement”) with Anchor Life Limited, a company established pursuant to the applicable laws and regulations of Hong Kong and an affiliate of Qilu (the “Investor”), pursuant to which the Investor purchased 3,579,952 of the Company’s common shares, without par value (the “Common Shares”), at a purchase price of USD $4.19 per share, which was a 15% premium on the thirty-day average closing price of the Common Shares as of the close of trading on December 10, 2021 (the “Share Transaction”). The Company received $15.0 million of gross proceeds from the Share Transaction on January 6, 2022. The Common Shares sold to the Investor in the Share Transaction represented approximately 2.5% of the Common Shares outstanding immediately prior to the execution of the Share Purchase Agreement.

The License Agreement falls under the scope of ASC Topic 808, Collaborative Arrangements, (“ASC 808”) as both parties are active participants in the arrangement that are exposed to significant risks and rewards. While this arrangement is in the scope of ASC 808, the Company analogizes to ASC 606 for some aspects of this arrangement, including for the delivery of a good or service (i.e., a unit of account). Revenue recognized by analogizing to ASC 606 will be recorded as revenue from collaborations and licenses on the consolidated statements of operations as the Company satisfies its performance obligations under the License Agreement which is expected to begin in 2022.

Assembly Biosciences, Inc.

In August 2020, the Company entered into a clinical collaboration agreement with Assembly Biosciences, Inc. (“Assembly”) to evaluate AB-729 in combination with Assembly’s lead HBV core inhibitor (capsid inhibitor) candidate vebicorvir (“VBR”) and standard-of-care NA therapy for the treatment of subjects with HBV infection. The Company and Assembly will share in the costs of the collaboration. The Company incurred $2.6 million and $0.2 million of costs related to the collaboration during the years ended December 31, 2021 and 2020, respectively and reflected those costs in research and development in the statements of operations and comprehensive loss. Except to the extent necessary to carry out Assembly’s responsibilities with respect to the collaboration trial, the Company has not provided any license grant to Assembly for use of AB-729.

Vaccitech plc

In July 2021, the Company entered into a clinical collaboration agreement with Vaccitech plc (“Vaccitech”) to evaluate AB-729 followed by Vaccitech’s VTP-300, a proprietary T cell stimulating therapeutic vaccine, in NrtI-suppressed patients with cHBV. The Company is responsible for managing this Phase 2a proof-of-concept clinical trial, subject to oversight by a joint development committee comprised of representatives from the Company and Vaccitech. The Company and Vaccitech retain full rights to their respective product candidates and will split all costs associated with the clinical trial. The Company incurred $0.5 million of costs related to the collaboration, net of Vaccitech’s 50% share, during the year ended December 31, 2021 and reflected those net costs in research and development in the statements of operations and comprehensive loss.

Antios Therapeutics, Inc.

In June 2021, the Company entered into a clinical collaboration agreement with Antios Therapeutics, Inc. (“Antios”) to evaluate a triple combination of AB-729, Antios’ proprietary active site polymerase inhibitor nucleotide (ASPIN), ATI-2173, and Viread (tenofovir disoproxil fumarate), a nucleos(t)ide reverse transcriptase inhibitor which is currently approved by the FDA, for the treatment of patients with cHBV. Antios is responsible for the costs of adding a single cohort to its clinical trial. The Company is responsible for the manufacture and supply of AB-729, the cost of which is not material.

X-Chem, Inc. and Proteros biostructures GmbH

In March 2021, the Company entered into a discovery research and license agreement with X-Chem, Inc. (“X-Chem”) and Proteros biostructures GmbH (“Proteros”) to focus on the discovery of novel inhibitors targeting the SARS-CoV-2 nsp5 main protease (Mpro). The agreement is designed to accelerate the development of pan-coronavirus agents to treat COVID-19 and potential future coronavirus outbreaks. This collaboration brought together the Company’s expertise in the discovery and development of antiviral agents with X-Chem’s industry leading DNA-encoded library (DEL) technology and Proteros’ protein sciences, biophysics and structural biology capabilities and provides important synergies to potentially identify safe and effective therapies against coronaviruses including SARS-CoV-2. The collaboration allows for the rapid screening of one of the largest small molecule libraries against Mpro (an essential protein required for the virus to replicate itself) and the use of state-of-the-art structure guided methods to rapidly optimize Mpro inhibitors, which the Company could potentially progress to clinical candidates. The agreement provides for payments by the Company to X-Chem and Proteros upon satisfaction of certain development, regulatory and commercial milestones, as well as royalties on sales. Through this collaboration, the Company has identified and obtained a worldwide exclusive license to several molecules that inhibit Mpro, a validated target for the treatment of COVID-19 and potential future coronavirus outbreaks. The Company incurred $1.9 million of costs related to the collaboration during the year ended December 31, 2021 and reflected those costs in research and development in the statements of operations and comprehensive loss.

Royalty Entitlements

Alnylam Pharmaceuticals, Inc. and Acuitas Therapeutics, Inc.

The Company has two royalty entitlements to Alnylam’s global net sales of ONPATTRO.

In 2012, the Company entered into a license agreement with Alnylam Pharmaceuticals, Inc. (“Alnylam”) that entitles Alnylam to develop and commercialize products with the Company’s LNP technology. Alnylam’s ONPATTRO, which represents the first approved application of the Company’s LNP technology, was launched by Alnylam in 2018. Under the terms of this license agreement, the Company is entitled to tiered royalty payments on global net sales of ONPATTRO ranging from 1.00% - 2.33% after offsets, with the highest tier applicable to annual net sales above $500 million. This royalty interest was sold to OMERS, effective as of January 1, 2019, for $20 million in gross proceeds before advisory fees. OMERS will retain this entitlement until it has received $30 million in royalties, at which point 100% of this royalty entitlement on future global net sales of ONPATTRO will revert back to the Company. OMERS has assumed the risk of collecting up to $30.0 million of future royalty payments from Alnylam and the Company is not obligated to reimburse OMERS if they fail to collect any such future royalties. If this royalty entitlement reverts to the Company, it has the potential to provide an active royalty stream or to be otherwise monetized again in full or in part. From the inception of the royalty sale through December 31, 2021, an aggregate of $11.2 million of royalties have been earned by OMERS. See note 9 for further details.

The Company also has rights to a second, lower royalty interest on global net sales of ONPATTRO originating from a settlement agreement and subsequent license agreement with Acuitas. This royalty entitlement from Acuitas has been retained by the Company and was not part of the royalty entitlement sale to OMERS.

Gritstone Oncology, Inc.

On October 16, 2017, the Company entered into a license agreement with Gritstone that granted them worldwide access to its portfolio of proprietary and clinically validated LNP technology and associated intellectual property to deliver Gritstone’s self-replicating, non-mRNA, RNA-based neoantigen immunotherapy products. Gritstone paid the Company an upfront payment, and will make payments for achievement of development, regulatory, and commercial milestones and royalties. As a result of the Company’s agreement with Genevant (see note 5 for details), from April 11, 2018 going forward, Genevant is entitled to 50% of the revenues earned by the Company from Gritstone. The Company is the agent in this arrangement and records revenue on a net basis. Milestone payments that are not within the control of the Company or the licensee, such as those that require regulatory approvals, are not considered probable of being achieved until those approvals are received. The Company did not receive any payments from Gritstone during the years ended December 31, 2021 or 2020.

Acrotech Biopharma LLC

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

Revenues from the Company’s royalty entitlements are summarized in the following table:

	Year ended December 31,
	2021	2020
	(in thousands)
Revenue from collaborations and licenses
Acuitas Therapeutics, Inc.	$4,675	$3,259
Acrotech Biopharma, LLC	205	269
Non-cash royalty revenue
Alnylam Pharmaceuticals, Inc.	6,108	3,386
Total revenue	$10,988	$6,914

12.    Shareholders’ equity

Authorized share capital

The Company’s authorized share capital consists of an unlimited number of common shares and 1,164,000 preferred shares without par value.

Open Market Sale Agreement

The Company has an Open Market Sale Agreement with Jefferies LLC (“Jefferies”) dated December 20, 2018, as amended by Amendment No. 1, dated December 20, 2019, Amendment No. 2, dated August 7, 2020 and Amendment No. 3, dated March 4, 2021 (as amended, the “Sale Agreement”), under which the Company may issue and sell common shares, from time to time, under a shelf registration statement on Form S-3 (File No. 333-248467), filed with the SEC on August 28, 2020 (the “Registration Statement”). On March 4, 2021, the Company filed a prospectus supplement with the SEC (the “March 2021 Prospectus Supplement”) in connection with the offering of up to an additional $75.0 million of the Company’s common shares pursuant to the Sale Agreement under the Registration Statement, which the Company fully utilized during 2021. On October 8, 2021, the Company filed a prospectus supplement with the SEC (the “October 2021 Prospectus Supplement”) in connection with the offering of up to an additional $75.0 million of the Company’s common shares pursuant to the Sale Agreement under the Registration Statement.

During the years ended December 31, 2021 and 2020, the Company issued 31,571,036 and 24,728,368 common shares, respectively, under the Sale Agreement, as amended, resulting in net proceeds of approximately $134.7 million and $86.3 million, respectively.

As of December 31, 2021, there was approximately $52.3 million remaining available under the October 2021 Prospectus Supplement.

Series A Preferred Shares

In October 2017, the Company entered into a subscription agreement with Roivant for the sale of Preferred Shares to Roivant for gross proceeds of $116.4 million. The Preferred Shares were non-voting and were convertible into common shares at a conversion price of $7.13 per share (which represented a 15% premium to the closing price of $6.20 per share). The purchase price for the Preferred Shares plus an amount equal to 8.75% per annum, compounded annually, was subject to mandatory conversion into common shares on October 18, 2021, at which time the Preferred Shares were converted into 22,833,922 common shares and both the lockup and standstill periods that Roivant had previously agreed to expired. Immediately following the conversion, Roivant owned approximately 27% of the Company’s outstanding common shares as of December 31, 2021.

The Company recorded the Preferred Shares wholly as equity with no bifurcation of conversion feature from the host contract, given that the Preferred Shares could not be cash settled and the redemption features were within the Company’s control, which included a fixed conversion ratio with predetermined timing and proceeds. The Company accrued for the 8.75% per annum compounding coupon at each reporting period end date as an increase to share capital, and an increase to deficit (see statement of stockholder’s equity).

13.    Stock-based compensation

Awards outstanding and available for issuance

During the year ended December 31, 2021, the Company had stock options outstanding under the following plans (collectively, the “Plans”): the 2016 Omnibus Share and Incentive Plan (the “2016 Plan”), the 2011 Omnibus Share Compensation Plan (the “2011 Plan”); the 2019 inducement grant; and the OnCore Option Plan.

As of December 31, 2021, the aggregate number of shares authorized for awards under all Plans was 24,790,202. As of December 31, 2021, the Company had 11,410,574 options outstanding and 9,519,084 awards available for issuance under the Plans.

The Company issues new common shares of stock to settle options exercised.

The 2011 Plan expired in June 2021. Under the 2016 Plan, the Company’s board of directors may grant options, and other types of awards, to employees, directors and consultants of the Company.  The exercise price of the options is determined by the Company’s board of directors but will be at least equal to the closing market price of the common shares on the date of grant and the term may not exceed 10 years.  Options granted generally vest over four years for employees and for directors’ initial grants, and immediately for directors’ annual grants.

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

Stock options under the Arbutus Plans

Equity-classified stock options under the Arbutus Plans

The following table summarizes activity related to the Company’s equity-classified stock options, including its performance options, for the year ended December 31, 2021:

	Stock Options Outstanding		Vested Stock Options	Non-Vested Stock Options
	Number	Weighted-Average Exercise Price	Number	Number	Weighted-Average Grant-Date Fair Value
Balance as of December 31, 2020	10,391,676	$4.53	6,384,386	4,007,290	$2.51
Options granted	3,531,050	$4.17	—	3,531,050	$3.06
Options exercised	(637,721)	$3.13	(637,721)	—	$—
Options forfeited, canceled or expired	(1,975,031)	$6.54	(1,698,338)	(276,693)	$2.84
Options vested	—	$—	2,496,021	(2,496,021)	$2.88
Balance as of December 31, 2021	11,309,974	$4.14	6,544,348	4,765,626	$2.71

The intrinsic value of options exercised under the Arbutus Plans during 2021 and 2020 are $0.2 million and $0.3 million, respectively.

The following table summarizes additional information related to the Company’s equity-classified stock options, including its performance options, as of December 31, 2021:

As of December 31, 2021
Options outstanding and expected to vest
Number of stock options outstanding	11,309,974
Weighted-average exercise price	$4.14
Intrinsic value (in $000s)	$5,117
Weighted-average term remaining	7.6 years
Vested stock options
Number of vested stock options	6,544,348
Weighted-average exercise price	$4.43
Intrinsic value (in $000s)	$3,233
Weighted-average term remaining	6.9 years

The assumptions used in the Black-Scholes option-pricing for grants made during the years ended December 31, 2021 and 2020 are as follows:

	December 31, 2021	December 31, 2020
Expected average option term	5.6 years	6.2 years
Expected volatility	93.4%	80.2%
Expected dividends	—%	—%
Risk-free interest rate	0.67%	1.2%

The Company considers all available information when estimating the fair value of its stock option grants.

Liability-classified stock options under the Arbutus Plans

Due to the change in the Company’s functional currency as of January 1, 2016, certain stock option awards with exercise prices denominated in Canadian dollars changed from equity classification to liability classification (see note 2).

The following table summarizes activity related to the Company’s liability-classified stock options for the year ended December 31, 2021:

	Stock Options Vested and Outstanding
	Number	Weighted-Average Exercise Price
Balance as of December 31, 2020	197,500	$6.00
Options exercised	(70,000)	$1.62
Options forfeit, canceled or expired	(107,500)	$7.65
Balance as of December 31, 2021	20,000	$12.98

All of the outstanding liability-classified options are vested and the intrinsic value of those options exercised during 2021 was less than $0.1 million. The weighted average term remaining for the liability-classified options is 2.1 years as of December 31, 2021 and the fair value was less than $0.1 million.

Liability options are re-measured to their fair values at each reporting date, using the Black-Scholes valuation model.

OnCore Option Plan

The Company has reserved shares for the future exercises of OnCore stock options that were granted prior to the merger in 2015. The Company is not permitted to grant any further options under the OnCore Option Plan.

The following table summarizes activity related to the OnCore stock options for the year ended December 31, 2021:

	Stock Options Vested and Outstanding
	Number of OnCore Options	Number of Equivalent Company Common Shares	Weighted-Average Exercise Price
Balance as of December 31, 2020	80,035	80,600	$0.56
Options exercised	—	—	$—
Options forfeit, canceled or expired	—	—	$—
Balance as of December 31, 2021	80,035	80,600	$0.56

The following table summarizes additional information related to the OnCore stock options as of December 31, 2021:

As of December 31, 2021
Vested stock options
Intrinsic value (in $000s)	$183
Weighted-average term remaining	2.8 years

Employee Stock Purchase Plan

In May 2020, the Company’s stockholders approved the 2020 Employee Stock Purchase Plan (ESPP) which became effective on May 28, 2020. A total of 1,500,000 common shares were reserved for issuance under the ESPP. Company employees contribute funds via payroll deductions, which are used to buy Company common shares at a discount of up to 15% based on the lower of the price at the start of the offering period and at the end of the relevant purchase period within such offering period. The initial offering period under the ESPP was September 1, 2020 through August 31, 2021 with purchase dates set on February 26, 2021 and August 31, 2021, with subsequent offering periods beginning on September 1 and ending on August 31. A total of 196,335 ESPP shares were issued under the plan and the balance remaining for issuance under the ESPP plan is 1,303,665 at December 31, 2021. For the years ended December 31, 2021 and 2020, the Company recognized $0.3 million and $0.2 million, respectively, of stock-based compensation expense related to the ESPP. The fair value of the right to acquire stock at a discounted price under the ESPP is calculated using the Black-Scholes valuation model and recorded as stock-based compensation. Expense is recognized over the period the employee contributes to the plan through payroll deductions.

Stock-based compensation expense

Total stock-based compensation expense was comprised of: (1) vesting of options awarded to employees under the Arbutus and OnCore Plans calculated in accordance with the fair value method as described above; (2) fair value adjustments for the Company’s liability-classified stock options; and (3) amortization of compensation cost related to the ESPP.

The Company recognizes forfeitures as they occur, and the effects of forfeitures are reflected in stock-based compensation expense.

Stock-based compensation has been recorded in the consolidated statement of operations and comprehensive income (loss) as follows:

	Year Ended December 31,
	2021	2020
	(in thousands)
Research and development	$2,777	$3,090
General and administrative	3,647	3,071
Total	$6,424	$6,161

At December 31, 2021, there remained $11.6 million of unearned compensation expense related to unvested equity employee stock options to be recognized as expense over a weighted-average period of approximately 2.7 years.

For the year ended December 31, 2020, the Company recognized $0.3 million of performance based stock compensation expense, which is included in the table above. There was no performance based stock compensation expense in 2021.

14.    Income taxes

The Company is subject to taxation and files income tax returns in Canadian federal and provincial, United States federal and several state jurisdictions. The United States Internal Revenue service is currently examining the Company’s federal tax return for 2018 and the Canada Revenue Agency is currently examining the Company’s Canadian tax returns for 2018 and 2019. The outcome of tax audits cannot be predicted with certainty, however the Company believes that an adequate provision has been made for any adjustments that may result from the examination. If any issues addressed in the Company’s tax audits are resolved in a manner not consistent with management’s expectations, the Company could be required to adjust its provision for income tax in the period such resolution occurs.

Income tax (benefit) expense varies from the amounts that would be computed by applying the combined Canadian federal and provincial income tax rate of 27% (2020 - 27%) to the loss before income taxes as shown in the following tables:

	Year ended December 31,
	2021	2020
	(in thousands)
Computed taxes (benefits) at Canadian federal and provincial tax rates	$(23,864)	$(17,211)
Adjustment to prior year	(1,041)	390
Permanent and other differences	4,292	622
Change in valuation allowance - other	15,928	12,033
Federal and Provincial ITCs applied	(611)	—
Difference due to income taxed at foreign rates	4,840	3,716
Stock-based compensation	456	450
Income tax expense (recovery)	$—	$—

As of December 31, 2021, the Company had investment tax credits available to reduce Canadian federal income taxes of $7.4 million, versus $8.0 million as of December 31, 2020, which expire between 2030 and 2037, and provincial income taxes of $2.1 million, versus $2.6 million as of December 31, 2020, which expire between 2024 and 2027. The investment tax credits are accounted for under a flow-through method. In addition, the Company had research and development credits of $3.8 million as of December 31, 2021, and $3.9 million as of December 31, 2020, which expire between 2031 and 2038 and which can be used to reduce future taxable income in the United States.

As of December 31, 2021, the Company had scientific research and experimental development expenditures of $62.8 million available for indefinite carry-forward, versus the $58.6 million it had as of December 31, 2020. The Company also had net operating losses of $177.7 million as of December 31, 2021 and $175.6 million as of December 31, 2020, which are due to expire between 2028 and 2038 and which can be used to offset future taxable income in Canada.

As of December 31, 2021 and December 31, 2020, the Company had $11.7 million of net operating losses due to expire in 2035 which can be used to offset future taxable income in the United States. Future use of a portion of the United States loss carryforwards are subject to limitations under Internal Revenue Code Section 382. United States net operating loss carryforwards arising in 2019 and future periods have an indefinite carryforward period. As of December 31, 2021 and December 31, 2020, the Company had $197.8 million and $124.6 million, respectively, of total regular net operating losses which can be used to offset future taxable income in the United States.

As a result of ownership changes occurring on October 1, 2014 and March 4, 2015, the Company’s ability to use these losses may be limited. Losses incurred to date may be further limited if a subsequent change in control occurs.

The Company generated $7.7 million and $80.7 million in pre-tax domestic and foreign losses, respectively, for the year ended December 31, 2021. The Company generated $1.8 million and $61.9 million in pre-tax domestic and foreign losses, respectively, for the year ended December 31, 2020.

Significant components of the Company’s deferred tax assets and liabilities are shown below:

	As of December 31,
	2021	2020
	(in thousands)
Deferred tax assets (liabilities):
Non-capital losses carryforwards	$90,255	$74,351
Research and development deductions	16,968	15,812
Book amortization in excess of tax	(634)	(737)
Revenue recognized for tax purposes in excess of revenue recognized for accounting purposes	4,400	5,279
Tax value in excess of accounting value in lease inducements	549	627
Federal investment tax credits	5,301	5,872
Provincial investment tax credits	2,119	2,644
Equity accounted for investment	3,375	3,375
Federal R&E credits	3,741	3,897
Deductible stock options	3,309	2,457
Other	1,341	1,218
Total deferred tax assets	$130,724	$114,795
Valuation allowance	(130,724)	(114,795)
Net deferred tax assets (liabilities)	$—	$—

15.    Related party transactions

Pursuant to a financing and related subscription agreement, the Company issued Roivant the Preferred Shares in October 2017. On October 18, 2021, the Preferred Shares were converted into 22,833,922 common shares. Immediately following the conversion, Roivant owned approximately 27% of the Company’s outstanding common shares. See note 12 for further details.

On July 31, 2020, Genevant was recapitalized through an equity investment and conversion of previously issued convertible debt securities held by Roivant. Arbutus participated in the recapitalization of Genevant with an investment of $2.5 million. Arbutus determined that this $2.5 million additional investment in Genevant represented the funding of prior losses and accordingly, the Company recorded the amount as an equity investment loss on the Consolidated Statements of Operations and Comprehensive Loss in 2020. As of December 31, 2021, the carrying value of the Company’s investment in Genevant was zero and the Company owned approximately 16% of the common equity of Genevant. See note 5 for further details.

During each of the years ended December 31, 2021 and 2020, Genevant purchased certain administrative and transitional services from the Company totaling less than $0.1 million. These services were billed at agreed hourly rates and reflective of market rates for such services and these costs were netted in research and development in the income statement.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

Our management, including our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this Annual Report on Form 10-K. Based upon that evaluation, our Chief Executive Officer (our principal executive officer) and Chief Financial Officer (our principal financial officer), concluded that, as of December 31, 2021, our disclosure controls and procedures were effective to provide reasonable assurance that (a) the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (b) such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Based on our evaluation under the framework in COSO 2013, our management concluded that our internal control over financial reporting was effective as of December 31, 2021.

Changes in Internal Control over Financial Reporting

There have not been changes in our internal control over financial reporting during the quarter ended December 31, 2021 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated herein by reference to our Proxy Statement for the 2022 Annual General Meeting of the Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2021.

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

Item 11. Executive Compensation

The information required by this item is incorporated herein by reference to our Proxy Statement for the 2022 Annual General Meeting of the Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2021.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated herein by reference to our Proxy Statement for the 2022 Annual General Meeting of the Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2021.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated herein by reference to our Proxy Statement for the 2022 Annual General Meeting of the Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2021.

Item 14. Principal Accounting Fees and Services

The information required by this item is incorporated herein by reference to our Proxy Statement for the 2022 Annual General Meeting of the Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2021.

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

4.1**	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.

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

10.4**#	Form of Arbutus Biopharma Corporation Indemnity Agreement.

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

10.13*#
Executive Employment Agreement, dated effective as of February 25, 2016, between Arbutus Biopharma, Inc. and Elizabeth Howard (incorporated herein by reference to Exhibit 10.78 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2015, filed with the SEC on March 9, 2016).

10.14*#
Amending Agreement, dated as of November 2, 2015, among Arbutus Biopharma Corporation, Roivant Sciences Ltd., Patrick T. Higgins, Michael J. McElhaugh, Michael J. Sofia and Bryce A. Roberts (incorporated herein by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, filed with the SEC on November 5, 2015).

10.15†*
Stock Purchase Agreement by and among OnCore Biopharma, Inc. and each of the stockholders of Enantigen Therapeutics, Inc., dated as of October 1, 2014 (incorporated herein by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, filed with the SEC on May 6, 2015).

10.16*#
Executive Employment Agreement, dated effective as of July 11, 2015, between OnCore Biopharma, Inc. and Michael J. Sofia (incorporated herein by reference to Exhibit 10.8 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, filed with the SEC on August 7, 2015).

10.17*#
Amended 2011 Omnibus Share Compensation Plan (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, filed with the SEC on August 4, 2016).

10.18*†
Lease Agreement between the Company and ARE-PA Region No. 7, LLC dated August 9, 2016 (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, filed with the SEC on November 3, 2016).

10.19*†
First Amendment to Lease Agreement between Arbutus Biopharma, Inc. and ARE-PA Region No. 7, LLC dated October 7, 2016 (incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, filed with the SEC on November 3, 2016).

10.20*
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

10.22*
Open Market Sale AgreementSM, dated December 20, 2018, by and between the Company and Jefferies LLC (incorporated herein by reference to Exhibit 1.1 of the Current Report on Form 8-K filed with the SEC on December 20, 2018).

10.23*
Amendment No. 1 to the Open Market Sale AgreementSM, dated December 20, 2019, by and between the Company and Jefferies LLC (incorporated herein by reference to Exhibit 1.3 to the Registrant’s Registration Statement on Form S-3 filed with the SEC on December 20, 2019).

10.24*
Amendment No. 2 to the Open Market Sale AgreementSM, dated August 7, 2020, by and between the Company and Jefferies LLC (incorporated herein by reference to Exhibit 1.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 7, 2020).

10.25*
Amendment No. 3 to the Open Market Sale AgreementSM, dated March 4, 2021, by and between Arbutus Biopharma Corporation and Jefferies LLC (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 4, 2021.)

10.26*#
Executive Employment Agreement, dated June 11, 2018, by and between the Company and David Hastings. (incorporated herein by reference to Exhibit 10.52 of the Form 10-K filed with the SEC on March 7, 2019).

10.27*#
Executive Employment Agreement, dated October 8, 2018, by and between the Company and Gaston Picchio (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the Quarter ended September 30, 2018, filed with the SEC on November 7, 2018).

10.28*#
Employment Agreement, dated June 13, 2019, by and between the Company and William H. Collier (incorporated herein by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 18, 2019).

10.29*#
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

10.30*
Purchase and Sale Agreement, dated July 2, 2019, by and between the Company and OCM IP Healthcare Portfolio LP (incorporated herein by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 2019, filed with the SEC on August 5, 2019).

10.31*#
Arbutus Biopharma Corporation 2016 Omnibus Share and Incentive Plan, as supplemented by the Committee on May 28, 2020 (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 1, 2020).

10.32*#	Arbutus Biopharma Corporation 2020 Employee Stock Purchase Plan (incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 1, 2020).

10.33*#
Form of Arbutus Biopharma Corporation Option Agreement (incorporated herein by reference to Exhibit 10.8 to the Registrant’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 2019, filed with the SEC on August 5, 2019).

10.34*#
Option Agreement, dated June 24, by and between the Company and William H. Collier (incorporated herein by reference to Exhibit 10.9 to the Registrant’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 2019, filed with the SEC on August 5, 2019).

10.35*#
Offer Letter, dated August 8, 2019, by and between the Company and Andrew Cheng (incorporated herein by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the Quarter ended September 30, 2019, filed with the SEC on November 6, 2019).

10.36†*
Cross License Agreement, dated April 11, 2018, by and between the Company and Genevant Sciences Ltd. (incorporated herein by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 2020, filed with the SEC on August 7, 2020).

10.37†*
First Amendment to Cross License Agreement, dated June 27, 2018, by and among the Company, Genevant Sciences Ltd and Genevant Sciences GmbH. (incorporated herein by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 2020, filed with the SEC on August 7, 2020).

10.38†*
Second Amendment to Cross License Agreement, dated June 27, 2018, by and among the Company, Genevant Sciences Ltd. and Genevant Sciences GmbH. (incorporated herein by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 2020, filed with the SEC on August 7, 2020).

10.39†
License Agreement, dated December 9, 2021, by and between the Company and Genevant Sciences GmbH (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 10, 2021).

10.40*
Arbutus Biopharma Corporation 2016 Omnibus Share and Incentive Plan, as supplemented and amended (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 1, 2021).

10.41†**	Technology Transfer and Exclusive License Agreement, dated December 13, 2021, by and between the Company and Qilu Pharmaceutical Co., Ltd.

21.1**	List of Subsidiaries.

23.1**	Consent of Ernst and Young LLP, an Independent Registered Public Accounting Firm.

31.1**	Certification of Chief Executive Officer pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of Chief Financial Officer pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.[1]

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and Contained in Exhibit 101).

*     Previously filed
**    Filed or furnished herewith, as applicable
†     Certain confidential portions of the agreement were omitted by means of marking such portions with brackets (due to the registrant customarily and actually treating such information as private or confidential and such omitted information not being material) pursuant to Item 601 of Regulation S-K promulgated by the SEC. Arbutus agrees to supplementally furnish a copy of any confidential portions to the SEC upon request.
#    Management Contract or Compensatory Arrangement.

Financial Statements

 See Index to Consolidated Financial Statements under Item 8 of Part II.

Financial Statement Schedules

 None

Item 16.     Form 10-K Summary

    None

1

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 3, 2022.

ARBUTUS BIOPHARMA CORPORATION

By:	/s/ William Collier
William Collier
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 3, 2022.

Signatures	Capacity in Which Signed

/s/ Frank Torti, M.D.	Director (Chairman)
Frank Torti, M.D.

/s/ William H. Collier	President and Chief Executive Officer and Director
William H. Collier	(Principal Executive Officer)

/s/ David C. Hastings	Chief Financial Officer
David C. Hastings	(Principal Financial Officer and Principal Accounting Officer)

/s/ Daniel Burgess	Director
Daniel Burgess

/s/ Richard C. Henriques	Director
Richard C. Henriques

/s/ Keith Manchester, M.D.	Director
Keith Manchester, M.D.

/s/ Eric Venker, M.D., PharmD	Director
Eric Venker, M.D., PharmD

/s/ James Meyers	Director
James Meyers

/s/ Andrew Cheng, M.D., Ph. D	Director
Andrew Cheng, M.D., Ph. D

/s/ Tram Tran, M.D.	Director
Tram Tran, M.D.