Form 10-Q
period 2022-03-31
Arbutus Biopharma Corp
filed 2022-05-05
CIK 1447028

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
OR
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
Yes  ☐     No ☒
As of May 3, 2022, the registrant had 148,728,237 common shares, without par value, outstanding.

ARBUTUS BIOPHARMA CORPORATION

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
ARBUTUS BIOPHARMA CORPORATION
Condensed Consolidated Balance Sheets
(Unaudited)
(In thousands of U.S. Dollars, except share and per share amounts)

	March 31, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$81,330	$109,282
Investments in marketable securities, current	84,147	46,035
Accounts receivable	1,313	899
Prepaid expenses and other current assets	5,908	4,445
Total current assets	172,698	160,661
Property and equipment, net of accumulated depreciation of $9,768 (December 31, 2021: $9,374)	5,664	5,983
Investments in marketable securities, non-current	56,318	35,688
Right of use asset	2,007	2,092
Other non-current assets	190	61
Total assets	$236,877	$204,485
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued liabilities	$8,715	$10,838
Deferred license revenue, current	23,255	—
Lease liability, current	439	383
Total current liabilities	32,409	11,221
Liability related to sale of future royalties	15,439	16,296
Deferred license revenue, non-current	15,585	—
Contingent consideration	5,499	5,298
Lease liability, non-current	2,100	2,231
Total liabilities	71,032	35,046
Stockholders’ equity
Common shares
Authorized: unlimited number without par value
Issued and outstanding: 148,728,237 (December 31, 2021: 144,987,736)	1,298,212	1,286,636
Additional paid-in capital	67,151	65,485
Deficit	(1,150,112)	(1,134,347)
Accumulated other comprehensive loss	(49,406)	(48,335)
Total stockholders’ equity	165,845	169,439
Total liabilities and stockholders’ equity	$236,877	$204,485

See accompanying notes to the condensed consolidated financial statements.

ARBUTUS BIOPHARMA CORPORATION
Condensed Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)
(In thousands of U.S. Dollars, except share and per share amounts)

	Three Months Ended March 31,
	2022	2021
Revenue
Collaborations and licenses	$11,218	$1,154
Non-cash royalty revenue	1,363	959
Total Revenue	12,581	2,113
Operating expenses
Research and development	18,462	13,782
General and administrative	4,892	3,878
Change in fair value of contingent consideration	201	129
Total operating expenses	23,555	17,789
Loss from operations	(10,974)	(15,676)
Other income (loss)
Interest income	159	39
Interest expense	(506)	(772)
Foreign exchange (loss) gain	—	28
Total other loss	(347)	(705)
Loss before income taxes	(11,321)	(16,381)
Income tax expense	(4,444)	—
Net loss	$(15,765)	$(16,381)
Items applicable to preferred shares:
Dividend accretion of convertible preferred shares.	—	(3,212)
Net loss attributable to common shares	$(15,765)	$(19,593)

Loss per share
Basic and diluted	$(0.11)	$(0.21)
Weighted average number of common shares
Basic and diluted	148,428,326	93,434,378

Comprehensive (loss) income
Unrealized (loss) gain on available-for-sale securities	$(1,071)	$3
Comprehensive loss	$(16,836)	$(16,378)

See accompanying notes to the condensed consolidated financial statements.

ARBUTUS BIOPHARMA CORPORATION
Condensed Consolidated Statement of Stockholders’ Equity
(Unaudited)
(In thousands of U.S. Dollars, except share and per share amounts)

	Common Shares
	Number of Shares	Share Capital	Additional Paid-In Capital	Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Balance December 31, 2021	144,987,736	$1,286,636	$65,485	$(1,134,347)	$(48,335)	$169,439
Stock-based compensation	—	—	1,736	—	—	1,736
Certain fair value adjustments to liability stock option awards	—	—	21	—	—	21
Issuance of common shares pursuant to the Open Market Sale Agreement	69,048	268	—	—	—	268
Issuance of common shares pursuant to exercise of options	5,000	18	(10)	—	—	8
Issuance of common shares pursuant to ESPP	86,501	317	(81)	—	—	236
Issuance of common shares pursuant to Share Purchase Agreement	3,579,952	10,973	—	—	—	10,973
Unrealized loss on available-for-sale securities	—	—	—	—	(1,071)	(1,071)
Net loss	—	—	—	(15,765)	—	(15,765)
Balance March 31, 2022	148,728,237	$1,298,212	$67,151	$(1,150,112)	$(49,406)	$165,845

See accompanying notes to the condensed consolidated financial statements.

ARBUTUS BIOPHARMA CORPORATION
Condensed Consolidated Statement of Stockholders’ Equity
(Unaudited)
(In thousands of U.S. Dollars, except share and per share amounts)

	Convertible Preferred Shares		Common Shares
	Number of Shares	Share Capital	Number of Shares	Share Capital	Additional Paid-In Capital	Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Balance December 31, 2020	1,164,000	$149,408	89,678,722	$985,939	$60,751	$(1,045,961)	$(48,171)	$101,966
Accretion of accumulated dividends on Preferred Shares	—	3,212	—	—	—	(3,212)	—	—
Stock-based compensation	—	—	—	—	1,647	—	—	1,647
Certain fair value adjustments to liability stock option awards	—	—	—	—	40	—	—	40
Issuance of common shares pursuant to the Open Market Sale Agreement	—	—	6,395,780	26,419	—	—	—	26,419
Issuance of common shares pursuant to exercise of options	—	—	65,952	335	(127)	—	—	208
Issuance of common shares pursuant to ESPP	—	—	104,917	425	(178)	—	—	247
Unrealized gain on available-for-sale securities	—	—	—	—	—	—	3	3
Net loss	—	$—	—	$—	$—	$(16,381)	$—	$(16,381)
Balance March 31, 2021	1,164,000	$152,620	96,245,371	$1,013,118	$62,133	$(1,065,554)	$(48,168)	$114,149

See accompanying notes to the condensed consolidated financial statements.

ARBUTUS BIOPHARMA CORPORATION
Condensed Consolidated Statements of Cash Flow
(Unaudited)
(In thousands of U.S. Dollars)

	Three Months Ended March 31,
	2022	2021
OPERATING ACTIVITIES
Net loss	$(15,765)	$(16,381)
Non-cash items:
Depreciation	394	443
Stock-based compensation expense	1,736	1,635
Unrealized foreign exchange losses (gains)	—	44
Change in fair value of contingent consideration	201	129
Non-cash royalty revenue	(1,363)	(959)
Non-cash interest expense	506	771
Net accretion and amortization of investments in marketable securities	168	159
Net change in operating items:
Accounts receivable	(414)	47
Prepaid expenses and other assets	(1,507)	(857)
Accounts payable and accrued liabilities	(2,102)	(2,796)
Deferred license revenue	38,840	—
Other liabilities	(75)	(116)
Net cash provided by (used in) operating activities	20,619	(17,881)
INVESTING ACTIVITIES
Purchase of investments	(61,981)	(2,030)
Disposition of investments	2,000	20,350
Acquisition of property and equipment	(75)	(99)
Net cash (used in) provided by investing activities	(60,056)	18,221
FINANCING ACTIVITIES
Issuance of common shares pursuant to Share Purchase Agreement	10,973	—
Issuance of common shares pursuant to the Open Market Sale agreement	268	26,419
Issuance of common shares pursuant to exercise of options	8	208
Issuance of common shares pursuant to ESPP	236	247
Net cash provided by financing activities	11,485	26,874
Effect of foreign exchange rate changes on cash and cash equivalents	—	(44)
(Decrease) Increase in cash and cash equivalents	(27,952)	27,170
Cash and cash equivalents, beginning of period	109,282	52,251
Cash and cash equivalents, end of period	$81,330	$79,421

Supplemental cash flow information
Preferred shares dividends accrued	$—	$(3,212)

See accompanying notes to the condensed consolidated financial statements.

ARBUTUS BIOPHARMA CORPORATION

Notes to Condensed Consolidated Financial Statements
(Tabular amounts in thousands of U.S. Dollars, except share and per share amounts)

1.      Nature of business and future operations

Description of the Business

Arbutus Biopharma Corporation (“Arbutus” or the “Company”) is a clinical-stage biopharmaceutical company leveraging its extensive virology expertise to develop novel therapeutics that target specific viral diseases. The Company’s current focus areas include Hepatitis B virus (“HBV”) and coronaviruses, including SARS-CoV-2. In HBV, the Company is developing an RNA interference (“RNAi”) therapeutic, oral capsid inhibitor, oral PD-L1 inhibitor, and oral RNA destabilizer that it intends to combine to provide a functional cure for patients with chronic HBV infection (“cHBV”) by suppressing viral replication, reducing surface antigen and reawakening the immune system. The Company believes its lead compound, AB-729, is the only RNAi therapeutic with evidence of immune re-awakening, and is currently being evaluated in multiple phase 2 clinical trials. The Company has an ongoing drug discovery and development program directed to identifying novel, orally active agents for treating coronaviruses, including SARS-CoV-2. The Company is also exploring oncology applications for its internal PD-L1 portfolio.

Liquidity

At March 31, 2022, the Company had an aggregate of $221.8 million in cash, cash equivalents and investments in marketable securities. The Company had no outstanding debt as of March 31, 2022. The Company believes it has sufficient cash resources to fund its operations for at least the next 12 months.

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

COVID-19 Impact

The COVID-19 pandemic has resulted in and will likely continue to result in significant disruptions to businesses. Measures implemented around the world in attempts to slow the spread of COVID-19 have had, and will likely continue to have, a major impact on clinical development, at least in the near-term, including shortages and delays in the supply chain and prohibitions in certain countries on enrolling patients in new clinical trials. While the Company has been able to progress with its clinical and pre-clinical activities to date, it is not possible to predict if the COVID-19 pandemic will materially impact the Company’s plans and timelines in the future.

2.      Significant accounting policies

Basis of presentation and principles of consolidation

These unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial statements and accordingly, do not include all disclosures required for annual financial statements. These statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the year ended December 31, 2021 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021. These unaudited condensed consolidated financial statements include the accounts of Arbutus Biopharma Corporation and its one wholly-owned subsidiary, Arbutus Biopharma, Inc., and reflect, in the opinion of management, all adjustments and reclassifications necessary to fairly present the Company’s financial position as of March 31, 2022 and December 31, 2021, the Company’s results of operations for the three months ended March 31, 2022 and 2021, and the Company’s cash flows for the three months ended March 31, 2022 and 2021. Such adjustments are of a normal recurring nature. The results of operations for the three months ended March 31, 2022 are not necessarily indicative of the results for the full year. These unaudited condensed consolidated financial statements follow the same significant accounting policies as those described in the notes to the audited consolidated financial statements of the Company for the year ended December 31, 2021, except as described below under Recent Accounting Pronouncements.

All intercompany balances and transactions have been eliminated. Certain prior year amounts have been reclassified to conform to the current year presentation.

Net loss attributable to common shareholders per share

Net loss attributable to common shareholders per share is calculated based on the weighted average number of common shares outstanding. Diluted net loss attributable to common shareholders per share does not differ from basic net loss attributable to common shareholders per share for the three months ended March 31, 2022 and 2021, since the effect of including potential common shares would be anti-dilutive. For the three months ended March 31, 2022, potential common shares of 15.7 million pertaining to outstanding stock options were excluded from the calculation of net loss attributable to common shareholders per share. A total of approximately 35.0 million outstanding stock options and if-converted Series A participating convertible preferred shares (“Preferred Shares”) were excluded from the calculation for the three months ended March 31, 2021.

On October 18, 2021, the Company’s outstanding Preferred Shares were converted into 22,833,922 common shares. Prior to that date, the Company followed the two-class method when computing net loss attributable to common shareholders per share as the Preferred Shares met the definition of participating securities. The Preferred Shares entitled the holders to participate in dividends but did not require the holders to participate in losses of the Company. Accordingly, net losses attributable to holders of the Company’s common shares were not allocated to holders of the Preferred Shares.

Revenue from collaborations and licenses

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

The Company’s collaboration agreements fall under the scope of Accounting Standards Codification (“ASC”) Topic 808, Collaborative Arrangements (“ASC 808”) when both parties are active participants in the arrangement and are exposed to significant risks and rewards. For certain arrangements under the scope of ASC 808, the Company analogizes to ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”) for some aspects, including for the delivery of a good or service (i.e., a unit of account).

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

Deferred Revenue

When consideration is received or is unconditionally due from a customer, collaborator or licensee prior to the Company completing its performance obligation to the customer, collaborator or licensee under the terms of a contract, deferred revenue is recorded. Deferred revenue expected to be recognized as revenue within the 12 months following the balance sheet date is classified as a current liability. Deferred revenue not expected to be recognized as revenue within the 12 months following the balance sheet date is classified as a long-term liability. In accordance with ASC Topic 210-20, Balance Sheet - Offsetting the Company’s deferred revenue is offset by a contract asset as further discussed in Note 9.

Segment information

The Company operates as a single segment.

Recent accounting pronouncements

The Company has reviewed all recently issued standards and has determined that such standards will not have a material impact on the Company’s financial statements or do not otherwise apply to the Company’s operations.

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

To determine the fair value of the contingent consideration (note 8), the Company uses a probability weighted assessment of the likelihood the milestones would be met and the estimated timing of such payments, and then the potential contingent payments were discounted to their present value using a probability adjusted discount rate that reflects the early stage nature of the development program, the time to complete the program development, and overall biotech indices. The Company determined the fair value of the contingent consideration was $5.5 million as of March 31, 2022 and the increase of $0.2 million from December 31, 2021 has been recorded as a component of total operating expenses in the statement of operations and comprehensive loss for the three months ended March 31, 2022. The assumptions used in the discounted cash flow model are level 3 inputs as defined above. The Company assessed the sensitivity of the fair value measurement to changes in these unobservable inputs, and determined that changes within a reasonable range would not result in a materially different assessment of fair value.

The following tables present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis, and indicates the fair value hierarchy of the valuation techniques used to determine such fair value:

	Level 1	Level 2	Level 3	Total
As of March 31, 2022	(in thousands)
Assets
Cash and cash equivalents	$81,330	$—	$—	$81,330
Investments in marketable securities, current	—	84,147	—	84,147
Investments in marketable securities, non-current	—	56,318	—	56,318
Total	$81,330	$140,465	$—	$221,795
Liabilities
Liability-classified stock options	$—	$—	$5	$5
Contingent consideration	—	—	5,499	5,499
Total	$—	$—	$5,504	$5,504

	Level 1	Level 2	Level 3	Total
As of December 31, 2021	(in thousands)
Assets
Cash and cash equivalents	$109,282	$—	$—	$109,282
Investments in marketable securities, current	—	46,035	—	46,035
Investments in marketable securities, non-current	—	$35,688	—	$35,688
Total	$109,282	$81,723	$—	$191,005
Liabilities
Liability-classified stock options	$—	$—	$26	$26
Contingent consideration	—	—	5,298	5,298
Total	$—	$—	$5,324	$5,324

The following table presents the changes in fair value of the Company’s liability-classified stock options:

	Liability at beginning of the period	Fair value of liability-classified options exercised in the period	Decrease in fair value of liability	Liability at end of the period
	(in thousands)
Three Months Ended March 31, 2022	$26	$—	$(21)	$5
Three Months Ended March 31, 2021	$250	$—	$(52)	$198

The following table presents the changes in fair value of the Company’s contingent consideration:

	Liability at beginning of the period	Increase in fair value of liability	Liability at end of the period
	(in thousands)
Three Months Ended March 31, 2022	$5,298	$201	$5,499
Three Months Ended March 31, 2021	$3,426	$129	$3,555

4.    Investments in marketable securities

Investments in marketable securities consisted of the following:

	Amortized Cost	Gross Unrealized Gain(1)	Gross Unrealized Loss(1)	Fair Value
As of March 31, 2022	(in thousands)
Cash equivalents
US government money market fund	$37,219	$—	$—	$37,219
Total	$37,219	$—	$—	$37,219
Investments in marketable short-term securities
US government agency bonds	$15,158	$—	$(137)	$15,021
US treasury bills	8,940	—	(21)	8,919
US government bonds	60,600	—	(393)	60,207
Total	$84,698	$—	$(551)	$84,147
Investments in marketable long-term securities
US government agency bonds	$12,311	$—	$(213)	$12,098
US government bonds	44,677	—	(457)	44,220
Total	$56,988	$—	$(670)	$56,318

(1) Gross unrealized gain (loss) is pre-tax and is reported in other comprehensive loss.

	Amortized Cost	Gross Unrealized Gain(1)	Gross Unrealized Loss(1)	Fair Value
As of December 31, 2021	(in thousands)
Cash equivalents
US government money market fund	$62,836	$—	$—	$62,836
Total	$62,836	$—	$—	$62,836
Investments in marketable short-term securities
US government agency bonds	$8,131	$—	$(11)	$8,120
US treasury bills	37,968	—	(53)	37,915
Total	$46,099	$—	$(64)	$46,035
Investments in marketable long-term securities
US government agency bonds	$13,068	$—	$(29)	$13,039
US treasury bills	$22,707	$—	$(58)	$22,649
Total	$35,775	$—	$(87)	$35,688

(1) Gross unrealized gain (loss) is pre-tax and is reported in other comprehensive loss.

The contractual term to maturity of the $84.1 million of short-term marketable securities held by the Company as of March 31, 2022 is less than one year. As of March 31, 2022, the Company held $56.3 million of long-term marketable securities with contractual maturities of more than one year, but less than five years. As of December 31, 2021, the Company’s $46.0 million of short-term marketable securities had contractual maturities of less than one year, while the Company’s $35.7 million of long-term marketable securities had maturities of more than one year, but less than five years.

There were no realized gains or losses for the three months ended March 31, 2022 or 2021.

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

The Company accounts for its interest in Genevant as equity securities without readily determinable fair values. Accordingly, an estimate of the fair value of the securities is based on the original cost less previously recognized equity method losses, less impairments, plus or minus changes resulting from observable price changes in orderly transactions for identical or a similar Genevant securities. As of March 31, 2022, the carrying value of the Company’s investment in Genevant was zero and the Company owned approximately 16% of the common equity of Genevant.

6.      Accounts payable and accrued liabilities

Accounts payable and accrued liabilities are comprised of the following:

	March 31, 2022	December 31, 2021
	(in thousands)
Trade accounts payable	$1,194	$3,174
Research and development accruals	5,462	2,371
Professional fee accruals	610	983
Payroll accruals	1,438	4,279
Other accrued liabilities	11	31
Total accounts payable and accrued liabilities	$8,715	$10,838

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

The $30 million in royalties to be paid to OMERS is accounted for as a liability, with the difference between the liability and the gross proceeds received accounted for as a discount. The discount, as well as $1.5 million of transaction costs, will be amortized as interest expense based on the projected balance of the liability as of the beginning of each period. As of March 31, 2022, the Company estimated an effective annual interest rate of approximately 16%. Over the course of the Agreement, the actual interest rate will be affected by the amount and timing of royalty revenue recognized and changes in the timing of forecasted royalty revenue. On a quarterly basis, the Company will reassess the expected timing of the royalty revenue, recalculate the amortization and effective interest rate and adjust the accounting prospectively as needed.

The Company recognizes non-cash royalty revenue related to the sales of ONPATTRO during the term of the Agreement. As royalties are remitted to OMERS from Alnylam, the balance of the recognized liability is effectively repaid over the life of the Agreement. From the inception of the royalty sale through March 31, 2022, the Company has recorded an aggregate of $12.5 million of non-cash royalty revenue for royalties earned by OMERS. There are a number of factors that could materially affect the amount and timing of royalty payments from Alnylam, none of which are within the Company’s control.

During the three months ended March 31, 2022, the Company recognized non-cash royalty revenue of $1.4 million and non-cash interest expense of $0.5 million. During the three months ended March 31, 2021, the Company recognized non-cash royalty revenue of $1.0 million and related non-cash interest expense of $0.8 million.
The table below shows the activity related to the net liability for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Net liability related to sale of future royalties - beginning balance	$16,296	$19,554
Non-cash royalty revenue	(1,363)	(959)
Non-cash interest expense	506	771
Net liability related to sale of future royalties - ending balance	$15,439	$19,366

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

On December 18, 2020, UBC delivered to the Company a notice of arbitration alleging that under the cross license between UBC and Arbutus, it is due royalties of $2.0 million plus interest arising from the Company’s sale to OMERS of part of its royalty interest on future global net sales of ONPATTRO, currently being sold by Alnylam. Oral hearings for this matter were held on April 25-26, 2022. The Company does not believe that any royalties are due to UBC and the Company intends to vigorously contest UBC’s allegation.

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

The fair value of the contingent consideration was $5.5 million as of March 31, 2022.

9.      Collaborations, contracts and licensing agreements

Collaborations

Qilu Pharmaceutical Co., Ltd.

In December 2021, the Company entered into a technology transfer and licensing agreement (the “License Agreement”) with Qilu Pharmaceutical Co., Ltd. (“Qilu”), pursuant to which the Company granted Qilu a sublicensable, royalty-bearing license, under certain intellectual property owned by the Company, which is non-exclusive as to development and manufacturing and exclusive with respect to commercialization of AB-729, including pharmaceutical products that include AB-729, for the treatment or prevention of hepatitis B in China, Hong Kong, Macau and Taiwan (the “Territory”).

In partial consideration for the rights granted by the Company, Qilu paid the Company a one-time upfront cash payment of $40.0 million on January 5, 2022, and agreed to pay the Company milestone payments totaling up to $245.0 million, net of withholding taxes, upon the achievement of certain technology transfer, development, regulatory and commercialization milestones. Qilu also paid $4.4 million of withholding taxes to the Chinese taxing authority on the Company’s behalf, related to the upfront cash payment. In addition, Qilu agreed to pay the Company double digit royalties into the low twenties percent based upon annual net sales of AB-729 in the Territory. The royalties are payable on a product-by-product and region-by-region basis, subject to certain limitations.

Qilu is responsible for all costs related to developing, obtaining regulatory approval for, and commercializing AB-729 for the treatment or prevention of hepatitis B in the Territory. Qilu is required to use commercially reasonable efforts to develop, seek regulatory approval for, and commercialize at least one AB-729 product candidate in the Territory. A joint development committee has been established between the Company and Qilu to coordinate and review the development, manufacturing and commercialization plans. Both parties also have entered into a supply agreement and related quality agreement pursuant to which the Company will manufacture or have manufactured and supply Qilu with all quantities of AB-729 necessary for Qilu to develop and commercialize in the Territory until the Company has completed manufacturing technology transfer to Qilu and approval of a product manufactured by Qilu, or its designated contract manufacturing organization, by the National Medical Products Administration in China for AB-729.

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

The License Agreement falls under the scope of ASC 808 as both parties are active participants in the arrangement and are exposed to significant risks and rewards. While this arrangement is in the scope of ASC 808, the Company analogizes to ASC 606 for some aspects of this arrangement, including for the delivery of a good or service (i.e., a unit of account). In accordance with the guidance, the Company identified the following commitments under the arrangement: (i) rights to develop, use, sell, have sold, offer for sale and import any product comprised of Licensed Product (the “Qilu License”) and (ii) drug supply obligations and manufacturing technology transfer (the “Manufacturing Obligations”). The Company determined that these two commitments are not distinct performance obligations for purposes of recognizing revenue as the manufacturing process is highly specialized and Qilu would not be able to benefit from the Qilu License without the Company’s involvement in the manufacturing activities until the transfer of the manufacturing know-how is complete. As such, the Company will combine these commitments into one performance obligation to which the transaction price will be allocated to and will recognize this transaction price associated with the bundled performance obligation over time using an inputs method based on labor hours expended by the Company on its Manufacturing Obligations.

The Company determined the initial transaction price of the combined performance obligation to be $49.1 million, which includes the $40.0 million upfront fee, $4.4 million of withholding taxes paid by Qilu on behalf of the Company, the premium paid for the Share Transaction of $4.1 million, and $0.7 million associated with certain manufacturing costs expected to be reimbursed by Qilu. The Company determined the Milestone Payments to be variable consideration subject to constraint at inception. At the end of each subsequent reporting period, the Company will reevaluate the probability of achievement of the future development, regulatory, and sales milestones subject to constraint and, if necessary, will adjust its estimate of the overall transaction price. Any such adjustments will be recorded on a cumulative catch-up basis, which would affect revenues and earnings in the period of adjustment. The following table outlines the transaction price and the changes to the related asset and liability balances during the three months ended March 31, 2022:

	Three Months Ended March 31, 2022
	Transaction Price	Cumulative Collaboration Revenue Recognized	Deferred License Revenue
	(in thousands)
Combined performance obligation	$49,142	$9,632	$39,510
Less contract asset			(670)
Total deferred license revenue			38,840
Less current portion of deferred license revenue			23,255
Non-current deferred license revenue			$15,585

As of March 31, 2022, the balance of the deferred license revenue was $39.5 million, which, in accordance with ASC 210-20, was partially offset by the contract asset associated with the manufacturing cost reimbursement of $0.7 million, resulting in a net deferred license revenue liability of $38.8 million. The $4.4 million of withholding taxes paid by Qilu on behalf of the Company was recorded as income tax expense during the three months ended March 31, 2022.

The Company incurred $0.6 million of incremental costs in obtaining the Qilu License, which the Company capitalized in other current assets and other assets and will amortize as a component of general and administrative expense commensurate with the recognition of the combined performance obligation.

The Company reevaluates the transaction price and the total estimated labor hours expected to be incurred to satisfy the performance obligations and adjusts the deferred revenue at the end of each reporting period. Such changes will result in a change to the amount of collaboration revenue recognized and deferred revenue.

Vaccitech plc

In July 2021, the Company entered into a clinical collaboration agreement with Vaccitech plc (“Vaccitech”) to evaluate AB-729 followed by Vaccitech’s VTP-300, a proprietary T cell stimulating therapeutic vaccine, in nucleos(t)ide reverse transcriptase inhibitor (“NrtI”)-suppressed patients with cHBV.

The Company is responsible for managing this Phase 2a proof-of-concept clinical trial, subject to oversight by a joint development committee comprised of representatives from the Company and Vaccitech. The Company and Vaccitech retain full rights to their respective product candidates and will split all costs associated with the clinical trial.

Assembly Biosciences, Inc.

In August 2020, the Company entered into a clinical collaboration agreement with Assembly Biosciences, Inc. (“Assembly”) to evaluate AB-729 in combination with Assembly’s lead HBV core inhibitor (capsid inhibitor) candidate vebicorvir (“VBR”) and standard-of-care NA therapy for the treatment of patients with HBV infection. The Company and Assembly are sharing in the costs of the collaboration. The Company incurred $0.6 million and $0.8 million of costs related to the collaboration during the three months ended March 31, 2022 and 2021, respectively, and reflected those costs in research and development in the statement of operations and comprehensive loss. Except to the extent necessary to carry out Assembly’s responsibilities with respect to the collaboration trial, the Company has not provided any license grant to Assembly for use of its AB-729 compound.

X-Chem, Inc. and Proteros biostructures GmbH

In March 2021, the Company entered into a discovery research and license agreement with X-Chem, Inc. (“X-Chem”) and Proteros biostructures GmbH (“Proteros”) to focus on the discovery of novel inhibitors targeting the SARS-CoV-2 nsp5 main protease (Mpro). This collaboration brings together the Company’s expertise in the discovery and development of antiviral agents with X-Chem’s industry leading DNA-encoded library (DEL) technology and Proteros’ protein sciences, biophysics and structural biology capabilities and provides important synergies to potentially identify safe and effective therapies against coronaviruses including SARS-CoV-2. The collaboration allows for the rapid screening of one of the largest small molecule libraries against Mpro (an essential protein required for the virus to replicate itself) and the use of state-of-the-art structure guided methods to rapidly optimize Mpro inhibitors, which the Company could potentially progress to clinical candidates. The agreement provides for payments by the Company to X-Chem and Proteros upon satisfaction of certain development, regulatory and commercial milestones, as well as royalties on sales. Through this collaboration, the Company has identified and obtained a worldwide exclusive license to several molecules that inhibit Mpro, a validated target for the treatment of COVID-19 and potential future coronavirus outbreaks. The Company incurred $0.3 million and $0.9 million of costs related to the collaboration during the three months ended March 31, 2022 and 2021, respectively, and reflected those costs in research and development in the statements of operations and comprehensive loss.

Royalty Entitlements

Alnylam Pharmaceuticals, Inc. and Acuitas Therapeutics, Inc.

The Company has two royalty entitlements to Alnylam Pharmaceuticals, Inc.’s (“Alnylam”) global net sales of ONPATTRO.

In 2012, the Company entered into a license agreement with Alnylam that entitles Alnylam to develop and commercialize products with the Company’s LNP technology. Alnylam launched ONPATTRO, the first approved application of the Company’s LNP technology, in 2018. Under the terms of this license agreement, the Company is entitled to tiered royalty payments on global net sales of ONPATTRO ranging from 1.00% - 2.33% after offsets, with the highest tier applicable to annual net sales above $500 million. This royalty interest was sold to OMERS, effective as of January 1, 2019, for $20 million in gross proceeds before advisory fees. OMERS will retain this entitlement until it has received $30 million in royalties, at which point 100% of this royalty entitlement on future global net sales of ONPATTRO will revert back to the Company. OMERS has assumed the risk of collecting up to $30 million of future royalty payments from Alnylam and the Company is not obligated to reimburse OMERS if they fail to collect any such future royalties. If this royalty entitlement reverts to the Company, it has the potential to provide an active royalty stream or to be otherwise monetized again in full or in part. From the inception of the royalty sale through March 31, 2022, an aggregate of $12.5 million of royalties have been earned by OMERS.

The Company also has rights to a second, lower royalty interest on global net sales of ONPATTRO originating from a settlement agreement and subsequent license agreement with Acuitas Therapeutics, Inc. (“Acuitas”).  This royalty entitlement from Acuitas has been retained by the Company and was not part of the royalty entitlement sale to OMERS.

Revenues are summarized in the following table:

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Revenue from collaborations and licenses
Acuitas Therapeutics, Inc.	$1,534	$1,095
Qilu Pharmaceutical Co., Ltd.	9,632	—
Other milestone and royalty payments	52	59
Non-cash royalty revenue
Alnylam Pharmaceuticals, Inc.	1,363	959
Total revenue	$12,581	$2,113

10. Shareholders’ equity

Authorized share capital
The Company’s authorized share capital consists of an unlimited number of common shares and preferred shares, without par value, and 1,164,000 Series A participating convertible preferred shares, without par value.
Open Market Sale Agreement

The Company has an Open Market Sale Agreement with Jefferies LLC (“Jefferies”) dated December 20, 2018, as amended by Amendment No. 1, dated December 20, 2019, Amendment No. 2, dated August 7, 2020 and Amendment No. 3, dated March 4, 2021 (as amended, the “Sale Agreement”), under which it may issue and sell common shares, from time to time.

On December 23, 2019, the Company filed a shelf registration statement on Form S-3 with the Securities and Exchange Commission (the “SEC”) (File No. 333-235674) and accompanying base prospectus, which was declared effective by the SEC on January 10, 2020 (the “January 2020 Registration Statement”), for the offer and sale of up to $150.0 million of the Company’s securities. The January 2020 Registration Statement also contained a prospectus supplement in connection with the offering of up to $75.0 million of the Company’s common shares pursuant to the Sale Agreement. This prospectus supplement was fully utilized during 2020. On August 7, 2020, the Company filed a prospectus supplement with the SEC (the “August 2020 Prospectus Supplement”) in connection with the offering of up to an additional $75.0 million of its common shares pursuant to the Sale Agreement under the January 2020 Registration Statement. The August 2020 Prospectus Supplement was fully utilized during 2020.

On August 28, 2020, the Company filed a shelf registration statement on Form S-3 with the SEC (File No. 333-248467) and accompanying base prospectus, which was declared effective by the SEC on October 22, 2020 (the “October 2020 Registration Statement”), for the offer and sale of up to $200.0 million of the Company’s securities. On March 4, 2021, the Company filed a prospectus supplement with the SEC (the “March 2021 Prospectus Supplement”) in connection with the offering of up to an additional $75.0 million of its common shares pursuant to the Sale Agreement under the October 2020 Registration Statement. The March 2021 Prospectus Supplement was fully utilized during 2021. On October 8, 2021, the Company filed a prospectus supplement with the SEC (the “October 2021 Prospectus Supplement”) in connection with the offering of up to an additional $75.0 million of its common shares pursuant to the Sale Agreement under the October 2020 Registration Statement.

On March 3, 2022, the Company filed a prospectus supplement with the SEC (the “March 2022 Prospectus Supplement”) in connection with the offering of up to an additional $100.0 million of its common shares pursuant to the Sale Agreement under: (i) the January 2020 Registration Statement; (ii) the October 2020 Registration Statement; and (iii) a shelf registration statement on Form S-3 (File No. 333-260782) that was declared effective by the SEC on November 18, 2021.

During the three months ended March 31, 2022 , the Company issued 69,048 common shares pursuant to the Sale Agreement, resulting in net proceeds of approximately $0.3 million. For the three months ended March 31, 2021, the Company issued 6,395,780 common shares pursuant to the Sale Agreement, resulting in net proceeds of approximately $26.4 million. As of March 31, 2022, there was approximately $152.0 million remaining available in aggregate under the October 2021 Prospectus Supplement and the March 2022 Prospectus Supplement.

Stock-based compensation

The table below summarizes information about the Company’s stock based compensation for the three months ended March 31, 2022 and 2021 and the expense recognized in the condensed consolidated statements of operations:

	Three Months Ended March 31,
	2022	2021
	(in thousands, except share and per share data)
Options granted during period	4,372,295	2,896,550
Weighted average exercise price	$2.81	$4.33
Stock compensation expense
Research and development	$757	$840
General and administrative	979	795
Total stock compensation expense	$1,736	$1,635

Series A Preferred Shares

In October 2017, the Company entered into a subscription agreement with Roivant for the sale of Preferred Shares to Roivant for gross proceeds of $116.4 million. The Preferred Shares were non-voting and were convertible into common shares at a conversion price of $7.13 per share (which represented a 15% premium to the closing price of $6.20 per share). The purchase price for the Preferred Shares plus an amount equal to 8.75% per annum, compounded annually, was subject to mandatory conversion into common shares on October 18, 2021, at which time the Preferred Shares were converted into 22,833,922 common shares and both the lockup and standstill periods that Roivant had previously agreed to expired. As of March 31, 2022, Roivant owned approximately 26% of the Company’s outstanding common shares.

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

11.      Related party transactions

During the three months ended March 31, 2022 and 2021, Genevant purchased certain administrative services from the Company. Income from these services was less than $0.1 million in both periods and is netted against research and development expenses in the condensed consolidated statements of operations.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following discussion and analysis by our management of our financial position and results of operations in conjunction with our audited consolidated financial statements and related notes thereto included as part of our Annual Report on Form 10-K for the year ended December 31, 2021 and our unaudited condensed consolidated financial statements for the three months ended March 31, 2022. Our consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles and are presented in U.S. dollars.

REFERENCES TO ARBUTUS BIOPHARMA CORPORATION
Throughout this Quarterly Report on Form 10-Q (“Form 10-Q”), the “Company,” “Arbutus,” “we,” “us,” and “our,” except where the context requires otherwise, refer to Arbutus Biopharma Corporation and its consolidated subsidiaries, and “our board of directors” refers to the board of directors of Arbutus Biopharma Corporation.

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
•the expected returns and benefits from strategic alliances, licensing agreements, and research collaborations with third parties, and the timing thereof;
•our expectations regarding our technology licensed to third parties, and the timing thereof;
•our anticipated revenue and expense fluctuation and guidance;
•our expectations regarding the timing of announcing data from our ongoing clinical trials;
•our expectations regarding current patent disputes and litigation;
•our expectation of a net cash burn between $90 million and $95 million in 2022;
•our belief that we have sufficient cash resources to fund our operations into the second quarter of 2024; and
•the possibility that our and our collaboration partner’s clinical development plans could be further delayed or suspended as a result of the military action by Russia in Ukraine.
as well as other statements relating to our future operations, financial performance or financial condition, prospects or other future events. Forward-looking statements appear primarily in the sections of this Form 10-Q entitled “Part I, Item 1- Financial Statements (Unaudited),” and “Part I, Item 2-Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Forward-looking statements are based upon current expectations and assumptions and are subject to a number of known and unknown risks, uncertainties and other factors that could cause actual results to differ materially and adversely from those expressed or implied by such statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2021 (the “Form 10-K”), and in particular the risks and uncertainties discussed under “Item 1A-Risk Factors” of this Form 10-Q and the Form 10-K. As a result, you should not place undue reliance on forward-looking statements.
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

OVERVIEW
Arbutus Biopharma Corporation (“Arbutus”, the “Company”, “we”, “us”, and “our”) is a clinical-stage biopharmaceutical company leveraging its extensive virology expertise to develop novel therapeutics that target specific viral diseases. Our current focus areas include Hepatitis B virus (“HBV”) and coronaviruses, including SARS-CoV-2. In HBV, we are developing an RNA interference (“RNAi”) therapeutic, oral capsid inhibitor, oral PD-L1 inhibitor, and oral RNA destabilizer that we intend to combine to provide a functional cure for patients with chronic HBV infection (“cHBV”) by suppressing viral replication, reducing surface antigen and reawakening the immune system. We believe our lead compound, AB-729, is the only RNAi therapeutic with evidence of immune re-awakening and is currently being evaluated in multiple phase 2 clinical trials. We have an ongoing drug discovery and development program directed to identifying novel, orally active agents for treating coronaviruses, including SARS-CoV-2. We are also exploring oncology applications for our internal PD-L1 portfolio.

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
AB-729, our proprietary subcutaneously-delivered RNAi therapeutic product candidate that suppresses HBsAg expression, which is thought to be a key prerequisite to enable reawakening of a patient’s immune system to respond to HBV, is currently in one ongoing Phase 1a/1b clinical trial (“AB-729-001”) and two Phase 2a proof-of-concept clinical trials in combination with other agents with potentially complementary mechanisms of action. Preliminary data from AB-729-001 has shown that treatment with AB-729 resulted in meaningful declines in HBsAg while being well tolerated with no serious adverse events (SAEs) noted after both single and repeat dosing. Preliminary data also suggests that long-term suppression of HBsAg with AB-729 results in increased HBV-specific immune response. We anticipate presenting long-term on- and off-treatment follow-up data from AB-729-001 at a medical conference in 2022.
AB-836, our proprietary next-generation oral capsid inhibitor that suppresses HBV DNA replication, is currently in an ongoing Phase 1a/1b clinical trial (“AB-836-001”) where preliminary data from healthy subjects and HBV patients have shown that AB-836 is generally safe and well-tolerated with robust antiviral activity. AB-836 is from a novel chemical series differentiated from competitor compounds and has the potential to provide increased efficacy and an enhanced resistance profile. We expect to announce additional data from AB-836-001 in the first half of 2022.
AB-101, our oral PD-L1 inhibitor that has the potential to reawaken patients’ HBV-specific immune response by inhibiting PD-L1, is advancing through IND-enabling studies that are anticipated to be completed in the second half of 2022. We are also exploring potential oncology applications for our internal PD-L1 portfolio.
AB-161, our next-generation oral HBV specific RNA destabilizer, is advancing through IND-enabling studies that are anticipated to be completed in the second half of 2022. We have conducted extensive non-clinical safety evaluations with AB-161 that gives us confidence in this molecule’s ability to circumvent the peripheral neuropathy findings seen in non-clinical safety studies with our first-generation oral RNA destabilizer, AB-452.

• Combining therapeutic product candidates with complementary mechanisms of action to find a functional cure for people with cHBV. We believe that our proprietary product candidates AB-729, AB-836, AB-101 and AB-161, along with existing approved therapies, may provide our first proprietary combination therapy for people with cHBV. In-line with our strategy to position AB-729 as a potential cornerstone therapeutic in future HBV combination regimens, and to help guide future development of combination therapies of AB-729 with other compounds from our proprietary HBV portfolio, we are evaluating AB-729 in combination with other agents with potentially complementary mechanisms of action, including the following:
•We are currently enrolling patients with cHBV in a Phase 2a proof-of-concept clinical trial to evaluate AB-729 in combination with ongoing standard-of-care nucleos(t)ide analogues (“NA”) therapy and short courses of Peg-IFNα-2a, with preliminary data anticipated in the second half of 2022.

•Through our collaboration with Assembly BioSciences, Inc. (“Assembly”), enrollment is complete in a Phase 2a proof-of-concept clinical trial evaluating a triple combination of AB-729, Assembly’s lead HBV core inhibitor (capsid inhibitor) product candidate, vebicorvir (“VBR”), and NA therapy in patients with cHBV. Assembly is conducting this clinical trial and expects preliminary data in the second half of 2022.
•Through our collaboration with Antios Therapeutics, Inc. (“Antios”), enrollment was completed in a cohort of patients in Antios’ ongoing Phase 2a proof-of-concept clinical trial evaluating a triple combination of AB-729, Antios’ proprietary Active Site Polymerase Inhibitor Nucleotide (ASPIN), ATI-2173, and Viread (tenofovir disoproxil fumarate), a nucleos(t)ide reverse transcriptase inhibitor. However, the majority of patients in this cohort were enrolled in Ukraine, which is currently in a state of war, and as a result these patients have been lost to follow-up before completing the clinical trial. Therefore, we and Antios do not expect to report data on this cohort.
•Through our collaboration with Vaccitech plc (“Vaccitech”), we filed a Clinical Trial Application (CTA) in the fourth quarter of 2021 and anticipate starting to enroll patients in the first half of 2022, in a Phase 2a clinical trial (“AB-729-202”) to evaluate a triple combination of AB-729 with Vaccitech’s VTP-300, a proprietary T cell stimulating therapeutic vaccine, and NA therapy for the treatment of patients with cHBV.

• Advancing small molecule antiviral product candidates to treat COVID-19 and future coronavirus outbreaks. This program is focused on the discovery and development of new molecular entities for treating coronaviruses (including COVID-19) that address specific viral targets including the nsp12 viral polymerase and the nsp5 viral protease. Through our collaboration with X-Chem, Inc. (“X-Chem”) and Proteros biostructures GmbH (“Proteros”), we have identified and obtained a worldwide exclusive license to several molecules that inhibit the SARS-CoV-2 nsp5 main protease (“Mpro”), a validated target for the treatment of COVID-19 and potential future coronavirus outbreaks. We expect to nominate a candidate that inhibits Mpro in the first half of 2022 and advance into IND-enabling studies in the second half of 2022. We are also continuing lead optimization activities for an nsp12 viral polymerase candidate.

Our Product Candidates

Our product pipeline includes multiple product candidates that target various steps in the HBV viral lifecycle and pan-coronavirus compounds that target essential enzymes for replication, the viral protease (Mpro) and polymerase (nsp12).

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

AB-729 is a subcutaneously-delivered RNAi therapeutic targeted to hepatocytes using our proprietary covalently conjugated GalNAc delivery technology. AB-729 reduces all HBV antigens and inhibits viral replication. AB-729-001 is our three-part clinical trial designed to investigate the safety, tolerability, pharmacokinetics, and pharmacodynamics of single- and multi-dose AB-729 in healthy subjects and in cHBV patients and to determine the most appropriate doses and dosing intervals to take forward into Phase 2 clinical development.

Part 1 of the trial dosed healthy subjects, and upon completion, supported advancing doses ranging from 60 mg to 180 mg into Part 2. Part 2 of the trial dosed patients with cHBV with single doses (60, 90 and 180 mg) of AB-729, and upon completion, showed that single doses of AB-729 result in comparable mean HBsAg declines at week 12 followed by a sustained plateau phase. Part 3 of the trial is on-going and dosing HBV DNA negative and positive patients with multiple doses of AB-729 every 4, 8 or twelve weeks.

In November 2021, we presented a late breaker poster presentation at the 2021 AASLD liver meeting highlighting the most recent data from Part 3 of AB-729-001. Repeat dosing of 60 mg and 90 mg of AB-729 resulted in robust mean declines (ranging from 1.8-2.0 log10 at week 40) in HBsAg that were sustained up to 48 weeks, with no statistically significant differences observed to date between the 60 mg and 90 mg dose and/or dosing intervals. Data from the poster presentation also included long-term follow-up data for patients in cohort E (60 mg every four weeks) and cohort F (60 mg every eight weeks) who had been off AB-729 treatment for six months. Suppression of HBsAg to levels <100 IU/mL were maintained up to 24 weeks off-treatment in 3 of 7 patients in cohort E and 1 of 3 patients with available data in cohort F. Patients who remain below this clinically relevant threshold for six months after stopping AB-729 treatment could consider discontinuing their NA therapy to assess the potential for functional cure. We anticipate presenting additional long-term on- and off-treatment follow-up data from Part 3 of this clinical trial at a medical conference in 2022.

Repeat dosing of both the 60 mg and 90 mg doses of AB-729 continues to be generally safe and well-tolerated. There were no treatment-related SAEs or discontinuations. The most common treatment emergent adverse events (“AEs”) were injection site-related, of which all were grade one and did not appear to be dose or interval dependent. Alanine transaminase (“ALT”) and Aspatate transaminase (“AST”) elevations were asymptomatic and not considered AEs by the study investigators.

The efficacy and safety data for AB-729, derived from up to one year of dosing, supported our view that 60 mg every 8 weeks was an appropriate dose to move forward in our Phase 2a clinical trials. To advance our efforts to position AB-729 as a potential cornerstone therapeutic in future HBV combination regimens, we are evaluating AB-729 in several Phase 2a proof-of-concept combination clinical trials with other agents with potentially complementary mechanisms of action via clinical collaborations with other companies as described below.

Phase 2a proof-of-concept clinical trial to evaluate AB-729 in combination with Peg-IFNα-2a (AB-729-201)

Following FDA authorization in July 2021 to proceed with our Investigational New Drug (IND) application, we initiated AB-729-201, a randomized, open label, multicenter Phase 2a proof-of-concept clinical trial investigating the safety and antiviral activity of AB-729 in combination with ongoing NA therapy and short courses of Peg-IFNα-2a in patients with cHBV. We are currently enrolling up to 40 stably NA-suppressed, HBeAg negative, non-cirrhotic cHBV patients.

After 24-weeks of dosing with AB-729 (60 mg every 8 weeks), patients will be randomized into one of four groups to receive either AB-729 plus NA therapy plus Peg-IFNα-2a or NA therapy plus Peg-IFNα-2a for either 24 or 12 weeks. After completion of the assigned Peg-IFNα-2a treatment period, all patients will remain on NA therapy for the initial 24-week follow-up period, and will then discontinue NA treatment, provided they meet certain stopping criteria. If patients stop NA therapy, they will enter an intensive follow-up period for 48 weeks. We anticipate preliminary data from the AB-729-201 clinical trial in the second half of 2022.

Collaboration with Assembly

Through a clinical collaboration agreement with Assembly that we entered into in August 2020, Assembly is evaluating AB-729 in combination with its lead HBV core inhibitor (capsid inhibitor) candidate VBR and standard-of-care NA therapy for the treatment of patients with cHBV. The randomized, multi-center, open-label Phase 2a proof-of-concept clinical trial was designed to evaluate the safety, pharmacokinetics, and antiviral activity of the triple combination of AB-729, VBR, and an NA compared to the double combinations of VBR with an NA and AB-729 with an NA. The clinical trial was designed to enroll approximately 60 virologically-suppressed patients with HBeAg negative cHBV in the first cohort of the trial. Patients are dosed for 48 weeks with AB-729 60 mg subcutaneously every 8 weeks and VBR (300 mg orally once daily), with a 48-week follow-up period. Both parties will share in the costs of the collaboration. Assembly has completed enrollment in the clinical trial and anticipates preliminary data in the second half of 2022. Under the terms of the collaboration, both parties may also add additional cohorts in the future to evaluate other patient populations and/or combinations. Except to the extent necessary to carry out Assembly’s responsibilities with respect to the collaboration trial, we have not provided any license grant to Assembly for use of AB-729.

Collaboration with Vaccitech (AB-729-202)

Through a clinical collaboration agreement with Vaccitech that we entered into in July 2021, we are preparing to enroll patients in AB-729-202, a Phase 2a proof-of-concept clinical trial evaluating the safety, antiviral activity and immunogenicity of Vaccitech’s VTP-300, a proprietary T cell stimulating therapeutic vaccine, administered after AB-729 in NrtI-suppressed patients with cHBV. The trial is designed to enroll 40 NA-suppressed, HBeAg negative or positive, non-cirrhotic cHBV patients. All patients will receive AB-729 (60mg every 8 weeks) plus NA therapy for 24 weeks. At week 24, treatment with AB-729 will stop. Patients will continue only their NA therapy and will be randomized to receive VTP-300 or placebo for an additional 24 weeks. At week 48, all patients will be evaluated for eligibility to either discontinue or remain on NA therapy. This clinical trial will be managed by us, subject to oversight by a joint development committee comprised of representatives from both companies. We and Vaccitech retain full rights to our respective product candidates and will split all costs associated with the clinical trial. We filed a CTA in the fourth quarter of 2021 and anticipate starting to enroll patients in the clinical trial in the first half of 2022. Pursuant to the agreement, the parties intend to undertake a larger Phase 2b clinical trial depending on the results of the initial Phase 2a clinical trial.

Collaboration with Antios

Through a clinical collaboration agreement with Antios that we entered into in June 2021, Antios completed enrollment in a single cohort of its ongoing Antios Phase 2a ANTT201 clinical trial evaluating its proprietary Active Site Polymerase Inhibitor Nucleotide (ASPIN), ATI-2173, in combination with AB-729 and Viread (tenofovir disoproxil fumarate), a nucleos(t)ide reverse transcriptase inhibitor which is currently approved by the FDA, for the treatment of patients with cHBV. Antios is responsible for conducting this clinical trial and for the costs of adding this single cohort to its ongoing clinical trial. Arbutus was responsible for the manufacture and supply of AB-729. Except to the extent necessary to carry out Antios’ responsibilities with respect to the collaboration trial, we have not provided any license grant to Antios for use of AB-729. However, the majority of patients in this cohort were enrolled in Ukraine, which is currently in a state of war, and as a result these patients were lost to follow-up before completing the clinical trial. Therefore, we and Antios do not expect to report data on this cohort.

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

We are enrolling patients in a double-blind, randomized, placebo-controlled Phase 1a/1b clinical trial (“AB-836-001”) designed to evaluate the safety, tolerability, pharmacokinetics and antiviral activity of single and multiple doses of AB-836 in healthy subjects and patients with cHBV. The trial consists of three parts. Part 1 evaluated alternating single doses of AB-836 or placebo ranging from 10 mg to 175 mg in a fasted or fed state in healthy subjects. Part 2 evaluated multiple ascending doses of 50 mg, 100 mg or 150 mg of AB-836 or placebo once daily for 10 days in healthy subjects. Part 3, which is still on-going, is currently randomizing HBV DNA positive cHBV patients who are HBeAg positive or negative to receive either 50 mg, 100 mg or 200 mg of AB-836 or placebo once daily for 28 days.

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
In Part 3, 16 cHBV patients had been dosed thus far, with enrollment continuing. Among those who received 100 mg once daily for the full 28 days (n=4), robust antiviral activity was observed at Day 28 of treatment with a mean (SE) log10 change from baseline of -3.1 (0.5). There have been no deaths or AEs. One cHBV patient that received 100 mg of AB-836 had a transient increase in ALT from baseline Grade 1 to Grade 3 at a single visit that resolved with continued dosing and had no associated symptoms. There were no clinically significant abnormalities in ECGs, vital signs or physical exams noted.

We are continuing to enroll and dose cHBV patients in Part 3 of this clinical trial and we anticipate reporting additional data in the first half of 2022.

Oral PD-L1 Inhibitor (AB-101)

PD-L1 inhibitors complement our pipeline of agents and could potentially be an important part of a combination therapy for the treatment of HBV by reawakening the immune system. Highly functional HBV-specific T cells within our immune system are believed to be required for long-term HBV viral resolution. However, HBV-specific T cells become functionally defective, and greatly reduced in their frequency during cHBV. One approach to boost HBV-specific T cells is to prevent PD-L1 proteins from binding to PD-1 and thus inhibiting the HBV-specific immune function of T cells.

AB-101 is our oral PD-L1 inhibitor, which we believe has the potential to reawaken patients’ HBV-specific immune response. We anticipate completing IND-enabling studies for AB-101 in the second half of 2022. We are also exploring potential oncology applications for our internal PD-L1 portfolio.

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

AB-161 is our next-generation oral HBV specific RNA destabilizer. We have conducted extensive non-clinical safety evaluations with AB-161 that provide confidence in this molecule’s ability to circumvent the peripheral neuropathy findings seen in non-clinical safety studies with our first-generation oral RNA destabilizer, AB-452. We anticipate completing IND-enabling studies for AB-161 in the second half of 2022.

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

Collaboration with X-Chem, Inc. and Proteros biostructures GmbH

In March 2021, we entered into a discovery research and license agreement with X-Chem and Proteros to focus on the discovery of novel inhibitors targeting the SARS-CoV-2 nsp5 main protease (Mpro). The agreement is designed to accelerate the development of pan-coronavirus agents to treat COVID-19 and potential future coronavirus outbreaks. This collaboration brought together our expertise in the discovery and development of antiviral agents with X-Chem’s industry leading DNA-encoded library (DEL) technology and Proteros’ protein sciences, biophysics and structural biology capabilities and provides important synergies to potentially identify safe and effective therapies against coronaviruses, including SARS-CoV-2. The collaboration allows for the rapid screening of one of the largest small molecule libraries against Mpro (an essential protein required for the virus to replicate itself) and the use of state-of-the-art structure guided methods to rapidly optimize Mpro inhibitors, which we could potentially progress to clinical candidates. The agreement provides for payments by us to X-Chem and Proteros upon satisfaction of certain development, regulatory and commercial milestones, as well as royalties on sales. Through this collaboration, we have identified and obtained a worldwide exclusive license to several molecules that inhibit Mpro, a validated target for the treatment of COVID-19 and potential future coronavirus outbreaks. We expect to nominate an Mpro product candidate in the first half of 2022 and advance into IND-enabling studies in the second half of 2022. We are also continuing lead optimization activities for an Nsp12 viral polymerase candidate.

COVID-19 Impact

The COVID-19 pandemic has resulted in and will likely continue to result in significant disruptions to businesses. Measures implemented around the world in attempts to slow the spread of COVID-19 have had, and will likely continue to have, a major impact on clinical development, at least in the near-term, including shortages and delays in the supply chain and prohibitions in certain countries on enrolling patients in new clinical trials. While we have been able to progress with our clinical and pre-clinical activities to date, it is not possible to predict if the COVID-19 pandemic will materially impact our plans and timelines in the future.

Other Collaborations and Royalty Entitlements

Qilu Pharmaceutical Co., Ltd.
In December 2021, we entered into a technology transfer and license agreement (the “License Agreement”) with Qilu Pharmaceutical Co., Ltd. (“Qilu”), pursuant to which we granted Qilu a sublicensable, royalty-bearing license, under certain intellectual property owned by us, which is non-exclusive as to development and manufacturing and exclusive with respect to commercialization of AB-729, including pharmaceutical products that include AB-729, for the treatment or prevention of hepatitis B in China, Hong Kong, Macau and Taiwan (the “Territory”).
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
Qilu is responsible for all costs related to developing, obtaining regulatory approval for, and commercializing AB-729 for the treatment or prevention of hepatitis B in the Territory. Qilu is required to use commercially reasonable efforts to develop, seek regulatory approval for, and commercialize at least one AB-729 product candidate in the Territory. A joint development committee has been established between us and Qilu to coordinate and review the development, manufacturing and commercialization plans. Both parties also have entered into a supply agreement and related quality agreement pursuant to which we will manufacture or have manufactured and supply Qilu with all quantities of AB-729 necessary for Qilu to develop and commercialize in the Territory until we have completed manufacturing technology transfer to Qilu and approval of a product manufactured by Qilu, or its designated contract manufacturing organization, by National Medical Products Administration in China for AB-729.
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

In 2012, we entered into a license agreement with Alnylam that entitles Alnylam to develop and commercialize products with our lipid nanoparticle (“LNP”) delivery technology. Alnylam’s ONPATTRO, which represents the first approved application of our LNP technology, was approved by the United States FDA and the European Medicines Agency (“EMA”) during the third quarter of 2018 and was launched by Alnylam immediately upon approval in the United States. Under the terms of this license agreement, we are entitled to tiered royalty payments on global net sales of ONPATTRO ranging from 1.00% - 2.33% after offsets, with the highest tier applicable to annual net sales above $500 million. This royalty interest was sold to the Ontario Municipal Employees Retirement System (“OMERS”), effective as of January 1, 2019, for $20 million in gross proceeds before advisory fees. OMERS will retain this entitlement until it has received $30 million in royalties, at which point 100% of this royalty entitlement on future global net sales of ONPATTRO will revert to us. OMERS has assumed the risk of collecting up to $30 million of future royalty payments from Alnylam and we are not obligated to reimburse OMERS if they fail to collect any such future royalties. If this royalty entitlement reverts to us, it has the potential to provide an active royalty stream or to be otherwise monetized again in full or in part. From the inception of the royalty sale through March 31, 2022, an aggregate of $12.5 million of royalties have been collected by OMERS.

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

In July 2020, Roivant recapitalized Genevant through an equity investment and conversion of previously issued convertible debt securities held by Roivant. We participated in the recapitalization of Genevant with an equity investment of $2.5 million. In connection with the recapitalization, the three parties entered into an Amended and Restated Shareholders Agreement that provides Roivant with substantial control of Genevant. We have a non-voting observer seat on Genevant’s Board of Directors. As of March 31, 2022, we owned approximately 16% of the common equity of Genevant and the carrying value of our investment in Genevant was zero. Our entitlement to receive future royalties or sublicensing revenue from Genevant was not impacted by the recapitalization.

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

The status of these patents, which collectively represent only a fraction of Arbutus’ extensive LNP patent portfolio, is as follows:

‘127 Patent
With respect to the ‘127 Patent, the PTAB held all claims as invalid on September 10, 2019, by reason of anticipatory prior art. However this decision was vacated and sent back (remanded) to the PTAB for a rehearing, pending the Supreme Court’s decision whether to grant certiorari in a different case, United States v. Athrex, Inc. (“US v. Athrex”), the holding of which could impact the findings in the ‘127 Patent matter. The Supreme Court granted certiorari in US v. Athrex on October 13, 2020 (i.e. agreed to review the decision appealed from a lower court). Until the Supreme Court rendered its opinion in US v. Athrex, the ‘127 Patent hearing remained in abeyance, with no decision reached as to the validity of its claims. The Supreme Court decided on the US v. Athrex case on June 21, 2021, following which the Federal Circuit reinstated the appeal sua sponte, requiring the parties to brief how the case should proceed in light of the Supreme Court’s opinion or for the Appellant to waive the challenge. Arbutus elected to waive the challenge and proceed with the appeal at the Federal Circuit. The opening brief was filed on October 25, 2021. Moderna’s responsive brief was filed on February 24, 2022 and Arbutus’ reply brief was filed on April 26, 2022. No hearing date has been set for this matter.

‘435 Patent
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

‘069 Patent
On January 9, 2019, Moderna filed an additional petition requesting Inter Partes Review of Arbutus United States Patent 8,058,069 (the “’069 Patent”). The PTAB instituted Inter Partes Review of the ‘069 Patent and, on July 23, 2020, issued a decision upholding all claims as valid. On September 23, 2020, Moderna appealed the ‘069 Inter Partes Review decision to the Federal Circuit Court of Appeals. Moderna filed its opening brief in that appeal on February 23, 2021, we filed our responsive brief on May 11, 2021, and Moderna filed its reply brief on July 1, 2021. An oral hearing on the ‘069 Patent was held on October 7, 2021, in a joint hearing with the hearing regarding the ‘435 patent, before the U.S. Court of Appeals for the Federal Circuit. On December 1, 2021, the Federal Circuit also issued its ruling with respect to the ‘069 patent, affirming the PTAB’s finding that all claims were valid. The Federal Circuit’s decision in the ‘069 appeal was rendered final by mandate on January 10, 2022.

Moderna and Merck European Oppositions

On April 5, 2018, Moderna and Merck, Sharp & Dohme Corporation (“Merck”) filed Notices of Opposition to Arbutus’ European patent EP 2279254 (“the ’254 Patent”) with the European Patent Office (“EPO”), requesting that the ‘254 Patent be revoked in its entirety for all contracting states. We filed a response to Moderna and Merck’s oppositions on September 3, 2018. A hearing was conducted before the Opposition Division of the EPO on October 10, 2019. At the conclusion of the hearing, the EPO upheld an auxiliary request adopting the amendment, as put forth by us, of certain claims of the ‘254 Patent. In February 2020 Moderna and Merck filed Notices of Appeal challenging the EPO’s grant of the auxiliary request. Merck filed its notice of appeal on February 24, 2020 and Moderna on February 27, 2020. Both Merck and Moderna perfected their appeals by filing Grounds of Appeal on April 30, 2020. We filed our response to the appeals on September 18, 2020. On March 22, 2022, Moderna filed further written submissions. The date for the oral proceedings has not been set.

While we are the patent holder, the ‘127 Patent, the ‘435 Patent, the ‘069 Patent and the ‘254 Patent have been licensed to Genevant and are included in the rights licensed by us to Genevant under the Genevant License.

Patent Infringement Litigation vs. Moderna

On February 28, 2022, we and Genevant filed a lawsuit in the U.S. District Court for the District of Delaware against Moderna, Inc. and a Moderna affiliate seeking damages for infringement of U.S. Patent Nos. 8,058,069, 8,492,359, 8,822,668, 9,364,435, 9,504,651, and 11,141,378 in the manufacture and sale of MRNA-1273, Moderna’s vaccine for COVID-19. The patents relate to nucleic acid-lipid particles and lipid vesicles, as well as compositions and methods for their use. The lawsuit does not seek an injunction or otherwise seek to impede the sale, manufacture or distribution of MRNA-1273. However, we seek fair compensation for Moderna’s use of our patented technology that was developed with great effort and at great expense, without which Moderna’s COVID-19 vaccine would not have been successful. Moderna has until May 6, 2022 to move, answer or otherwise respond to the complaint.

Acuitas Declaratory Judgment Lawsuit

On March 18, 2022, Acuitas Therapeutics Inc. (“Acuitas”) filed a lawsuit against us and Genevant in the Southern District of New York, asking the court to enter declaratory judgment that Arbutus patent Nos. 8,058,069, 8,492,359, 8,822,668, 9,006,417, 9,364,435, 9,404,127, 9,504,651, 9,518,272, and 11,141,378 do not infringe Pfizer and BioNTech’s COVID-19 vaccine, COMIRNATY, which uses an mRNA lipid provided, under license, by Acuitas. Acuitas also seeks a declaration that each of the listed patents is invalid. We have until June 24, 2022 to move, answer or otherwise respond to the complaint.

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
We believe there have been no significant changes in our critical accounting policies and estimates as discussed in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2021.

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

RESULTS OF OPERATIONS
The following summarizes the results of our operations for the periods shown:

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Total revenue	$12,581	$2,113
Operating expenses	23,555	17,789
Loss from operations	(10,974)	(15,676)
Other loss	(347)	(705)
Loss before income taxes	(11,321)	(16,381)
Income tax expense	(4,444)	—
Net loss	(15,765)	(16,381)
Dividend accretion of convertible preferred shares	—	(3,212)
Net loss attributable to common shares	$(15,765)	$(19,593)

Revenue

Revenues are summarized in the following table:

	Three Months Ended March 31,
	2022	% of Total	2021	% of Total
	(in thousands, except percentages)
Revenue from collaborations and licenses
Acuitas Therapeutics, Inc.	$1,534	12%	$1,095	52%
Qilu Pharmaceutical Co., Ltd.	9,632	77%	—	—%
Other milestone and royalty payments	52	—%	59	3%
Non-cash royalty revenue
Alnylam Pharmaceuticals, Inc.	1,363	11%	959	45%
Total revenue	$12,581	100%	$2,113	100%

Total revenue increased $10.5 million for the three months ended March 31, 2022 compared to the same period in 2021, primarily due to license revenue recognized related to our progress against the satisfaction of our performance obligations with respect to the technology transfer and licensing agreement with Qilu in January 2022, as well as an increase in license royalty revenue from Alnylam and Acuitas due to the growth of Alnylam’s sales of ONPATTRO.

Operating expenses

Operating expenses are summarized in the following table:

	Three Months Ended March 31,
	2022	% of Total	2021	% of Total
	(in thousands, except percentages)
Research and development	$18,462	78%	$13,782	77%
General and administrative	4,892	21%	3,878	22%
Change in fair value of contingent consideration	201	1%	129	1%
Total operating expenses	$23,555	100%	$17,789	100%

Research and development

Research and development expenses consist primarily of personnel expenses, fees paid to clinical research organizations and contract manufacturers, consumables and materials, consulting, and other third party expenses to support our clinical and pre-clinical activities, as well as a portion of stock-based compensation and general overhead costs.

Research and development expenses increased $4.7 million for the three months ended March 31, 2022 compared to the same period in 2021. The increase was due primarily to an increase in expenses for our ongoing AB-836-001 clinical trial, an increase in expenses related to our ongoing AB-729 Phase 2a clinical trials, including our collaborations with Assembly and Vaccitech, and an increase in expenses for our early-stage development programs, including AB-101 and AB-161.

A significant portion of our research and development expenses are not tracked by project as they benefit multiple projects or our technology platform and because our most-advanced programs are not yet in late-stage clinical development.

General and administrative

General and administrative expenses increased $1.0 million for the three months ended March 31, 2022 as compared to the same period in 2021, due primarily to increases in employee compensation costs, professional fees, and non-cash stock based compensation expense.

Change in fair value of contingent consideration

Contingent consideration is a liability related to our acquisition of Enantigen Therapeutics, Inc. in October 2014. In general, as time passes and assuming no changes to the assumptions related to the contingency, the fair value of the contingent consideration increases as the progress of our programs get closer to triggering contingent payments based on certain sales milestones of our first commercial product for cHBV. As AB-729 continues to progress through Phase 2a proof-of-concept clinical trials, we adjust our assumption regarding probability of success commensurate with the progression of the program, which will increase the fair value of the liability.

Other income (loss)

The components of our other income (loss) are summarized in the following table:

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Interest income	$159	$39
Interest expense	(506)	(772)
Foreign exchange gains	—	28
Total other loss	$(347)	$(705)

Interest income

The increase in interest income for the three months ended March 31, 2022 compared to the same period in 2021 was due primarily to higher interest earned on higher average cash and investment balances.

Interest expense

Interest expense for both the three months ended March 31, 2022 and 2021 consisted primarily of non-cash amortization of discount and issuance costs related to the sale of a portion of our ONPATTRO royalty interest to OMERS in July 2019. The decrease is related to the declining balance of the unamortized discount and issuance costs.

Foreign exchange gains

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

Income Tax Expense

During the three months ended March 31, 2022, we recognized income tax expense of $4.4 million for withholding taxes paid to the Chinese taxing authority by Qilu on our behalf in connection with the upfront license fee Qilu paid us.

LIQUIDITY AND CAPITAL RESOURCES

The following table summarizes our cash flow activities for the periods indicated:

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Net loss	$(15,765)	$(16,381)
Non-cash items	1,642	2,222
Change in deferred license revenue	38,840	—
Net change in operating items	(4,098)	(3,722)
Net cash provided by (used in) operating activities	20,619	(17,881)
Net cash (used in) provided by investing activities	(60,056)	18,221
Issuance of common shares pursuant to Share Purchase Agreement	10,973	—
Cash provided by other financing activities	512	26,874
Net cash provided by financing activities	11,485	26,874
Effect of foreign exchange rate changes on cash and cash equivalents	—	(44)
(Decrease) Increase in cash and cash equivalents	(27,952)	27,170
Cash and cash equivalents, beginning of period	109,282	52,251
Cash and cash equivalents, end of period	$81,330	$79,421

Since our incorporation, we have financed our operations through sales of equity, debt, revenues from research and development collaborations and licenses with corporate partners, royalty monetization, interest income on funds available for investment, and government contracts, grants and tax credits.

For the three months ended March 31, 2022, $20.6 million of cash was provided by operating activities compared to $17.9 million used in operating activities for the three months ended March 31, 2021, an increase of $38.5 million. The increase was due primarily to a January 2022 upfront cash payment of $40.0 million from Qilu and a $4.0 million premium paid by Qilu as part of their $15.0 million equity investment. These cash inflows were partially offset by $23.4 million of cash used in operations.

For the three months ended March 31, 2022, net cash used in investing activities was $60.1 million, consisting primarily of additional investments in marketable securities of $62.0 million, partially offset by maturities of investments in marketable securities of $2.0 million. For the three months ended March 31, 2021, net cash provided by investing activities was $18.2 million, which consisted primarily of maturities of investments in marketable securities of $20.4 million, partially offset by additional investments in marketable securities of $2.0 million.

For the three months ended March 31, 2022, net cash provided by financing activities was $11.5 million, which included $11.0 million for the fair value of the shares purchased by Qilu as part of their $15.0 million equity investment. The remaining $4.0 million was a premium paid by Qilu on the equity investment and was allocated to deferred revenue. For the three months ended March 31, 2021, net cash provided by financing activities was $26.9 million, which was primarily driven by $26.4 million in proceeds from sales of common shares under our Open Market Sale Agreement, as amended.

Sources of Liquidity

As of March 31, 2022, we had cash, cash equivalents and investments in marketable securities of $221.8 million. We had no outstanding debt as of March 31, 2022.

Open Market Sale Agreement

We have an Open Market Sale AgreementSM with Jefferies LLC (“Jefferies”) dated December 20, 2018, as amended by Amendment No. 1, dated December 20, 2019, Amendment No. 2, dated August 7, 2020 and Amendment No. 3, dated March 4, 2021 (as amended, the “Sale Agreement”), under which we may offer and sell common shares, from time to time.

On December 23, 2019, we filed a shelf registration statement on Form S-3 with the Securities and Exchange Commission (the “SEC”) (File No. 333-235674) and accompanying base prospectus, declared effective by the SEC on January 10, 2020 (the “January 2020 Registration Statement”), for the offer and sale of up to $150.0 million of our securities. The January 2020 Registration Statement also contained a prospectus supplement in connection with the offering of up to $75.0 million of our common shares pursuant to the Sale Agreement. This prospectus supplement was fully utilized during 2020. On August 7, 2020, we filed a prospectus supplement with the SEC (the “August 2020 Prospectus Supplement”) in connection with the offering of up to an additional $75.0 million of our common shares pursuant to the Sale Agreement under the January 2020 Registration Statement. The August 2020 Prospectus Supplement was fully utilized during 2020.

On August 28, 2020, we filed a shelf registration statement on Form S-3 with the SEC (File No. 333-248467) and accompanying base prospectus, which was declared effective by the SEC on October 22, 2020 (the “October 2020 Registration Statement”), for the offer and sale of up to $200.0 million of our securities. On March 4, 2021, we filed a prospectus supplement with the SEC (the “March 2021 Prospectus Supplement”) in connection with the offering of up to an additional $75.0 million of our common shares pursuant to the Sale Agreement under the October 2020 Registration Statement. We fully utilized the March 2021 Prospectus Supplement during 2021. On October 8, 2021, we filed a prospectus supplement with the SEC (the “October 2021 Prospectus Supplement”) for the offer and sale of up to an additional $75.0 million of our common shares pursuant to the Sale Agreement under the October 2020 Registration Statement.

On November 4, 2021, we filed a shelf registration statement on Form S-3 with the SEC (File No. 333-248467) and accompanying base prospectus, declared effective by the SEC on November 18, 2021 (the “November 2021 Registration Statement”), for the offer and sale of up to $250.0 million of our securities.

On March 3, 2022, we filed a prospectus supplement with the SEC (the “March 2022 Prospectus Supplement”) in connection with the offering of up to an additional $100.0 million of our common shares pursuant to the Sale Agreement under: (i) the January 2020 Registration Statement; (ii) the October 2020 Registration Statement; and (iii) a shelf registration statement on Form S-3 (File No. 333-260782) that was declared effective by the SEC on November 18, 2021.

During the three months ended March 31, 2022, we issued 69,048 common shares pursuant to the Sale Agreement, as amended, resulting in net proceeds of approximately $0.3 million. For the three months ended March 31, 2021, we issued 6,395,780 common shares pursuant to the Sale Agreement, resulting in net proceeds of approximately $26.4 million. As of March 31, 2022, there was approximately $152.0 million available in aggregate under the October 2021 Prospectus Supplement and the March 2022 Prospectus Supplement.

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

In December 2021, we entered into a technology transfer and licensing agreement with Qilu pursuant to which we granted Qilu a sublicensable, royalty-bearing license, under certain intellectual property owned by us, which is non-exclusive as to development and manufacturing and exclusive with respect to commercialization of AB-729, including pharmaceutical products that include AB-729, for the treatment or prevention of hepatitis B in the Territory. In partial consideration for the rights granted by us, Qilu paid us a one-time upfront cash payment of $40 million and made an equity investment of $15 million, both received in January 2022, and agreed to pay us milestone payments totaling up to $245 million, net of withholding taxes, upon the achievement of certain technology transfer, development, regulatory and commercialization milestones. Qilu also agreed to pay us double digit royalties into the low twenties percent based upon annual net sales of AB-729 in the Territory. The royalties are payable on a product-by-product and region-by-region basis, subject to certain limitations.

Cash requirements

We believe that our $221.8 million of cash, cash equivalents and investments in marketable securities as of March 31, 2022 will be sufficient to fund our operations into the second quarter of 2024 based on our expectation of a net cash burn between $90 million and $95 million in 2022. In the future, substantial additional funds will be required to continue with the active development of our pipeline products and technologies.

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

ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in our quantitative and qualitative disclosures about market risk from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021.

ITEM 4.      CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2022. The term “disclosure controls and procedures”, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure, particularly during the period in which this Quarterly Report on Form 10-Q was being prepared. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their desired objectives, and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2022, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a–15(f) and 15d–15(f) under the Exchange Act) during the three months ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.       LEGAL PROCEEDINGS

Patent Infringement Litigation vs. Moderna

On February 28, 2022, we and Genevant filed a lawsuit in the U.S. District Court for the District of Delaware against Moderna, Inc. and a Moderna affiliate (collectively, “Moderna”) seeking damages for infringement of U.S. Patent Nos. 8,058,069, 8,492,359, 8,822,668, 9,364,435, 9,504,651, and 11,141,378 in the manufacture and sale of MRNA-1273, Moderna’s vaccine for COVID-19. The patents relate to nucleic acid-lipid particles and lipid vesicles, as well as compositions and methods for their use. The lawsuit does not seek an injunction or otherwise seek to impede the sale, manufacture or distribution of MRNA-1273. However, the Company seeks fair compensation for Moderna’s use of its patented technology that was developed with great effort and at great expense, without which Moderna’s COVID-19 vaccine would not have been successful. Moderna has until May 6, 2022 to move, answer or otherwise respond to the complaint.

Acuitas Declaratory Judgment Lawsuit

On March 18, 2022, Acuitas Therapeutics Inc. (“Acuitas”) filed a lawsuit against us and Genevant in the U.S. District Court for the Southern District of New York, asking the court to enter declaratory judgment that Arbutus patent Nos. 8,058,069, 8,492,359, 8,822,668, 9,006,417, 9,364,435, 9,404,127, 9,504,651, 9,518,272, and 11,141,378 do not infringe Pfizer and BioNTech’s COVID-19 vaccine, COMIRNATY, which uses an mRNA lipid provided, under license, by Acuitas. Acuitas also seeks a declaration that each of the listed patents is invalid. We have until June 24, 2022 to move, answer or otherwise respond to the complaint.

ITEM 1A.    RISK FACTORS

Several of our and our collaboration partners’ current and planned clinical trials have been impacted and could be further delayed or suspended as a result of the military action by Russia in Ukraine.

In February 2022, Russia commenced a military invasion of Ukraine. A portion of our clinical trial evaluating AB-836 and a cohort of Antios’ clinical trial evaluating a triple combination including AB-729 are being conducted in Ukraine. We had also planned to conduct a portion of the following clinical trials in Ukraine: (i) our Phase 2a clinical trial evaluating AB-729 in combination with ongoing NA therapy and short courses of PEG-IFNα-2a in cHBV patients and (ii) our planned Phase 2a clinical trial to evaluate a triple combination of AB-729 with Vaccitech’s VTP-300 and a NA. We intend to utilize alternative clinical trial sites for our ongoing and planned clinical trials impacted by the military action in Ukraine.

Russia’s invasion and the ensuing response by Ukraine has disrupted our and our collaboration partners’ current clinical trials in such jurisdictions and could increase our costs and disrupt future planned clinical development activities. For example, enrollment was completed in a cohort of patients in Antios’ ongoing Phase 2a proof-of-concept clinical trial evaluating a triple combination of AB-729, Antios’ proprietary Active Site Polymerase Inhibitor Nucleotide (ASPIN), ATI-2173, and Viread (tenofovir disoproxil fumarate), a nucleos(t)ide reverse transcriptase inhibitor. However, the majority of patients in this cohort were enrolled in Ukraine and, as a result, these patients have been lost to follow-up before completing the clinical trial. Therefore, we and Antios do not expect to report data on this cohort.

Although the length and impact of Russia’s military action is highly unpredictable, actions by Russia, or potentially other countries, against Ukraine and surrounding areas may adversely affect our ability to adequately conduct or complete certain clinical trials and maintain compliance with relevant protocols due to, among other reasons, the prioritization of hospital resources away from clinical trials, reallocation or evacuation of site staff and subjects, or as a result of government-imposed curfews, warfare, violence, or other governmental action or events that restrict movement. These developments may also result in our inability to access sites for monitoring or to obtain data from affected sites or patients going forward. We could also experience disruptions in our supply chain or limits to our ability to provide sufficient investigational materials in Ukraine and surrounding regions. Alternative sites to fully and timely compensate for our clinical trial activities in Ukraine may not be available and we may need to find other countries to conduct these clinical trials. If these clinical trials are further interrupted, our clinical development plans for these product candidates could be significantly delayed, which would increase our costs, slow down our product candidate development and approval process and jeopardize our ability to commence product sales and generate revenues.

There have been no other material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the fiscal year-ended December 31, 2021.

ITEM 2.       UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Concurrent with the execution of the license agreement (the “License Agreement”) with Qilu Pharmaceutical Co., Ltd. (“Qilu”), we entered into a Share Purchase Agreement (the “Share Purchase Agreement”) with Anchor Life Limited, a company established pursuant to the applicable laws and regulations of Hong Kong and an affiliate of Qilu (the “Investor”), pursuant to which the Investor purchased 3,579,952 of our Common Shares at a purchase price of USD $4.19 per share, which was a 15% premium on the thirty-day average closing price of the Common Shares as of the close of trading on December 10, 2021 (the “Share Transaction”). We received $15.0 million of gross proceeds from the Share Transaction on January 6, 2022. The Common Shares sold to the Investor in the Share Transaction represented approximately 2.5% of the Common Shares outstanding immediately prior to the execution of the Share Purchase Agreement.

The Share Transaction was exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), and the Common Shares issued in the Share Transaction were offered and sold without registration under the Securities Act pursuant to the exemption provided by Section 4(a)(2) of the Securities Act and Rule 506 promulgated thereunder as transactions not involving a public offering, as well as similar exemptions under applicable state securities laws, in reliance upon the following facts: no general solicitation was used in the offer or sale of such securities; the recipient of the securities had adequate access to information about us; the recipient of such securities represented its acquisition thereof as principal for its own account and its lack of any arrangements or understandings regarding the distribution of such securities; the recipient of such securities represented its capability of evaluating the merits of an investment in our securities due to its knowledge, sophistication and experience in business and financial matters; and such securities were issued as restricted securities with restricted legend referring to the Securities Act. No such securities may be offered or sold in the United States in the absence of an effective registration statement or exemption from applicable registration requirements.

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

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following materials from Arbutus Biopharma Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, formatted in inline XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations; (iii) Condensed Consolidated Statements of Comprehensive Loss; (iv) Condensed Consolidated Statements of Stockholders’ Equity; (v) Condensed Consolidated Statements of Cash Flows; and (vi) Notes to Condensed Consolidated Financial Statements

104	Cover page interactive data file (embedded within the inline XBRL document and included in Exhibit 101)
* Filed herewith.
** Furnished herewith.

SIGNATURES
   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 5, 2022.

ARBUTUS BIOPHARMA CORPORATION

By:	/s/ William H Collier
William H Collier
President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ David C. Hastings
David C. Hastings
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)