Form 10-Q
period 2022-06-30
Arbutus Biopharma Corp
filed 2022-08-04
CIK 1447028

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
OR
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
Yes  ☐     No ☒
As of August 2, 2022, the registrant had 149,950,606 common shares, without par value, outstanding.

ARBUTUS BIOPHARMA CORPORATION

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
ARBUTUS BIOPHARMA CORPORATION
Condensed Consolidated Balance Sheets
(Unaudited)
(In thousands of U.S. Dollars, except share and per share amounts)

	June 30, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$47,320	$109,282
Investments in marketable securities, current	102,879	46,035
Accounts receivable	1,970	899
Prepaid expenses and other current assets	5,622	4,445
Total current assets	157,791	160,661
Property and equipment, net of accumulated depreciation of $10,132 (December 31, 2021: $9,374)	5,493	5,983
Investments in marketable securities, non-current	50,450	35,688
Right of use asset	1,922	2,092
Other non-current assets	180	61
Total assets	$215,836	$204,485
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued liabilities	$12,474	$10,838
Deferred license revenue, current	16,973	—
Lease liability, current	377	383
Total current liabilities	29,824	11,221
Liability related to sale of future royalties	14,233	16,296
Deferred license revenue, non-current	10,842	—
Contingent consideration	5,707	5,298
Lease liability, non-current	2,088	2,231
Total liabilities	62,694	35,046
Stockholders’ equity
Common shares
Authorized: unlimited number without par value
Issued and outstanding: 148,794,262 (December 31, 2021: 144,987,736)	1,298,409	1,286,636
Additional paid-in capital	69,134	65,485
Deficit	(1,164,304)	(1,134,347)
Accumulated other comprehensive loss	(50,097)	(48,335)
Total stockholders’ equity	153,142	169,439
Total liabilities and stockholders’ equity	$215,836	$204,485

See accompanying notes to the condensed consolidated financial statements.

ARBUTUS BIOPHARMA CORPORATION
Condensed Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)
(In thousands of U.S. Dollars, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue
Collaborations and licenses	$12,556	$1,185	$23,774	$2,339
Non-cash royalty revenue	1,685	1,144	3,048	2,103
Total Revenue	14,241	2,329	26,822	4,442
Operating expenses
Research and development	22,942	15,799	41,404	29,581
General and administrative	5,200	4,478	10,092	8,356
Change in fair value of contingent consideration	208	694	409	823
Total operating expenses	28,350	20,971	51,905	38,760
Loss from operations	(14,109)	(18,642)	(25,083)	(34,318)
Other income (loss)
Interest income	396	31	555	70
Interest expense	(482)	(763)	(988)	(1,535)
Foreign exchange (loss) gain	3	(13)	3	15
Total other loss	(83)	(745)	(430)	(1,450)
Loss before income taxes	(14,192)	(19,387)	(25,513)	(35,768)
Income tax expense	—	—	(4,444)	—
Net loss	$(14,192)	$(19,387)	$(29,957)	$(35,768)
Items applicable to preferred shares:
Dividend accretion of convertible preferred shares.	—	(3,266)	—	(6,478)
Net loss attributable to common shares	$(14,192)	$(22,653)	$(29,957)	$(42,246)

Loss per share
Basic and diluted	$(0.10)	$(0.23)	$(0.20)	$(0.44)
Weighted average number of common shares
Basic and diluted	148,750,048	96,869,805	148,589,711	95,153,545

Comprehensive (loss) income
Unrealized (loss) gain on available-for-sale securities	$(691)	$(31)	$(1,762)	$(28)
Comprehensive loss	$(14,883)	$(19,418)	$(31,719)	$(35,796)

See accompanying notes to the condensed consolidated financial statements.

ARBUTUS BIOPHARMA CORPORATION
Condensed Consolidated Statement of Stockholders’ Equity
(Unaudited)
(In thousands of U.S. Dollars, except share and per share amounts)

	Common Shares
	Number of Shares	Share Capital	Additional Paid-In Capital	Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Balance December 31, 2021	144,987,736	$1,286,636	$65,485	$(1,134,347)	$(48,335)	$169,439
Stock-based compensation	—	—	1,736	—	—	1,736
Certain fair value adjustments to liability stock option awards	—	—	21	—	—	21
Issuance of common shares pursuant to the Open Market Sale Agreement	69,048	268	—	—	—	268
Issuance of common shares pursuant to exercise of options	5,000	18	(10)	—	—	8
Issuance of common shares pursuant to ESPP	86,501	317	(81)	—	—	236
Issuance of common shares pursuant to Share Purchase Agreement	3,579,952	10,973	—	—	—	10,973
Unrealized loss on available-for-sale securities	—	—	—	—	(1,071)	(1,071)
Net loss	—	—	—	(15,765)	—	(15,765)
Balance March 31, 2022	148,728,237	$1,298,212	$67,151	$(1,150,112)	$(49,406)	$165,845
Stock-based compensation	—	—	2,064	—	—	2,064
Certain fair value adjustments to liability stock option awards	—	—	3	—	—	3
Issuance of common shares pursuant to exercise of options	66,025	197	(84)	—	—	113
Unrealized loss on available-for-sale securities	—	—	—	—	(691)	(691)
Net loss	—	—	—	(14,192)	—	(14,192)
Balance June 30, 2022	148,794,262	$1,298,409	$69,134	$(1,164,304)	$(50,097)	$153,142

See accompanying notes to the condensed consolidated financial statements.

ARBUTUS BIOPHARMA CORPORATION
Condensed Consolidated Statement of Stockholders’ Equity
(Unaudited)
(In thousands of U.S. Dollars, except share and per share amounts)

	Convertible Preferred Shares		Common Shares
	Number of Shares	Share Capital	Number of Shares	Share Capital	Additional Paid-In Capital	Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Balance December 31, 2020	1,164,000	$149,408	89,678,722	$985,939	$60,751	$(1,045,961)	$(48,171)	$101,966
Accretion of accumulated dividends on Preferred Shares	—	3,212	—	—	—	(3,212)	—	—
Stock-based compensation	—	—	—	—	1,647	—	—	1,647
Certain fair value adjustments to liability stock option awards	—	—	—	—	40	—	—	40
Issuance of common shares pursuant to the Open Market Sale Agreement	—	—	6,395,780	26,419	—	—	—	26,419
Issuance of common shares pursuant to exercise of options	—	—	65,952	335	(127)	—	—	208
Issuance of common shares pursuant to ESPP	—	—	104,917	425	(178)	—	—	247
Unrealized gain on available-for-sale securities	—	—	—	—	—	—	3	3
Net loss	—	—	—	—	—	(16,381)	—	(16,381)
Balance March 31, 2021	1,164,000	$152,620	96,245,371	$1,013,118	$62,133	$(1,065,554)	$(48,168)	$114,149
Accretion of accumulated dividends on Preferred Shares	—	3,266	—	—		(3,266)	—	—
Stock-based compensation	—	—	—	—	1,758	—	—	1,758
Certain fair value adjustments to liability stock option awards	—	—	—	—	51	—	—	51
Issuance of common shares pursuant to the Open Market Sale Agreement	—	—	1,450,145	4,274	—	—	—	4,274
Issuance of common shares pursuant to exercise of options	—	—	4,500	24	(9)	—	—	15
Unrealized gain on available-for-sale securities	—	—	—	—	—	—	(31)	(31)
Net loss	—	—	—	—	—	(19,387)	—	(19,387)
Balance June 30, 2021	1,164,000	$155,886	97,700,016	$1,017,416	$63,933	$(1,088,207)	$(48,199)	$100,829

See accompanying notes to the condensed consolidated financial statements.

ARBUTUS BIOPHARMA CORPORATION
Condensed Consolidated Statements of Cash Flow
(Unaudited)
(In thousands of U.S. Dollars)

	Six Months Ended June 30,
	2022	2021
OPERATING ACTIVITIES
Net loss	$(29,957)	$(35,768)
Non-cash items:
Depreciation	777	879
Gain on sale of property and equipment	(20)	—
Stock-based compensation expense	3,800	3,378
Unrealized foreign exchange losses (gains)	—	44
Change in fair value of contingent consideration	409	823
Non-cash royalty revenue	(3,048)	(2,103)
Non-cash interest expense	985	1,531
Net accretion and amortization of investments in marketable securities	251	453
Net change in operating items:
Accounts receivable	(1,071)	14
Prepaid expenses and other assets	(1,126)	(441)
Accounts payable and accrued liabilities	1,660	(582)
Deferred license revenue	27,815	—
Other liabilities	(149)	(118)
Net cash provided by (used in) operating activities	326	(31,890)
INVESTING ACTIVITIES
Purchase of investments	(84,619)	(54,145)
Disposition of investments	11,000	34,350
Proceeds from sale of property and equipment	20	—
Acquisition of property and equipment	(287)	(731)
Net cash used in investing activities	(73,886)	(20,526)
FINANCING ACTIVITIES
Issuance of common shares pursuant to Share Purchase Agreement	10,973	—
Issuance of common shares pursuant to the Open Market Sale agreement	268	30,693
Issuance of common shares pursuant to exercise of options	121	223
Issuance of common shares pursuant to ESPP	236	247
Net cash provided by financing activities	11,598	31,163
Effect of foreign exchange rate changes on cash and cash equivalents	—	(44)
Decrease in cash and cash equivalents	(61,962)	(21,297)
Cash and cash equivalents, beginning of period	109,282	52,251
Cash and cash equivalents, end of period	$47,320	$30,954

Supplemental cash flow information
Preferred shares dividends accrued	$—	$(6,478)

See accompanying notes to the condensed consolidated financial statements.

ARBUTUS BIOPHARMA CORPORATION

Notes to Condensed Consolidated Financial Statements
(Tabular amounts in thousands of U.S. Dollars, except share and per share amounts)

1.      Nature of business and future operations

Description of the Business

Arbutus Biopharma Corporation (“Arbutus” or the “Company”) is a clinical-stage biopharmaceutical company leveraging its extensive virology expertise to develop novel therapeutics that target specific viral diseases. The Company’s current focus areas include Hepatitis B virus (“HBV”), SARS-CoV-2, and coronaviruses. In HBV, the Company is developing an RNA interference (“RNAi”) therapeutic, an oral capsid inhibitor, an oral PD-L1 inhibitor, and an oral RNA destabilizer to potentially identify a combination regimen with the aim of providing a functional cure for patients with chronic HBV infection (“cHBV”) by suppressing viral replication, reducing surface antigen and reawakening the immune system. The Company believes its lead compound, AB-729, is the only RNAi therapeutic with evidence of immune re-awakening, and is currently being evaluated in multiple phase 2 clinical trials. The Company has an ongoing drug discovery and development program directed to identifying novel, orally active agents for treating coronaviruses, including SARS-CoV-2. The Company is also exploring oncology applications for its internal PD-L1 portfolio.

Liquidity

At June 30, 2022, the Company had an aggregate of $200.6 million in cash, cash equivalents and investments in marketable securities. The Company had no outstanding debt as of June 30, 2022. The Company believes it has sufficient cash resources to fund its operations for at least the next 12 months.

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

2.      Significant accounting policies

Basis of presentation and principles of consolidation

These unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial statements and accordingly, do not include all disclosures required for annual financial statements. These statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the year ended December 31, 2021 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021. These unaudited condensed consolidated financial statements include the accounts of Arbutus Biopharma Corporation and its one wholly-owned subsidiary, Arbutus Biopharma, Inc., and reflect, in the opinion of management, all adjustments and reclassifications necessary to fairly present the Company’s financial position as of June 30, 2022 and December 31, 2021, the Company’s results of operations for the three and six months ended June 30, 2022 and 2021, and the Company’s cash flows for the six months ended June 30, 2022 and 2021. Such adjustments are of a normal recurring nature. The results of operations for the three and six months ended June 30, 2022 are not necessarily indicative of the results for the full year. These unaudited condensed consolidated financial statements follow the same significant accounting policies as those described in the notes to the audited consolidated financial statements of the Company for the year ended December 31, 2021, except as described below under Recent Accounting Pronouncements.

All intercompany balances and transactions have been eliminated. Certain prior year amounts have been reclassified to conform to the current year presentation.

Net loss attributable to common shareholders per share

Net loss attributable to common shareholders per share is calculated based on the weighted average number of common shares outstanding. Diluted net loss attributable to common shareholders per share does not differ from basic net loss attributable to common shareholders per share for the three and six months ended June 30, 2022 and 2021, since the effect of including potential common shares would be anti-dilutive. For the six months ended June 30, 2022, potential common shares of 15.9 million pertaining to outstanding stock options were excluded from the calculation of net loss attributable to common shareholders per share. A total of approximately 35.4 million outstanding stock options and if-converted Series A participating convertible preferred shares (“Preferred Shares”) were excluded from the calculation for the six months ended June 30, 2021.

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

To determine the fair value of the contingent consideration (note 8), the Company uses a probability weighted assessment of the likelihood the milestones would be met and the estimated timing of such payments, and then the potential contingent payments were discounted to their present value using a probability adjusted discount rate that reflects the early stage nature of the development program, the time to complete the program development, and overall biotech indices. The Company determined the fair value of the contingent consideration was $5.7 million as of June 30, 2022 and the increase of $0.4 million from December 31, 2021 has been recorded as a component of total operating expenses in the statement of operations and comprehensive loss for the six months ended June 30, 2022. The assumptions used in the discounted cash flow model are level 3 inputs as defined above. The Company assessed the sensitivity of the fair value measurement to changes in these unobservable inputs, and determined that changes within a reasonable range would not result in a materially different assessment of fair value.

The following tables present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis, and indicates the fair value hierarchy of the valuation techniques used to determine such fair value:

	Level 1	Level 2	Level 3	Total
As of June 30, 2022	(in thousands)
Assets
Cash and cash equivalents	$47,320	$—	$—	$47,320
Investments in marketable securities, current	—	102,879	—	102,879
Investments in marketable securities, non-current	—	50,450	—	50,450
Total	$47,320	$153,329	$—	$200,649
Liabilities
Liability-classified stock options	$—	$—	$2	$2
Contingent consideration	—	—	5,707	5,707
Total	$—	$—	$5,709	$5,709

	Level 1	Level 2	Level 3	Total
As of December 31, 2021	(in thousands)
Assets
Cash and cash equivalents	$109,282	$—	$—	$109,282
Investments in marketable securities, current	—	46,035	—	46,035
Investments in marketable securities, non-current	—	35,688	—	35,688
Total	$109,282	$81,723	$—	$191,005
Liabilities
Liability-classified stock options	$—	$—	$26	$26
Contingent consideration	—	—	5,298	5,298
Total	$—	$—	$5,324	$5,324

The following table presents the changes in fair value of the Company’s liability-classified stock options:

	Liability at beginning of the period	Fair value of liability-classified options exercised in the period	Decrease in fair value of liability	Liability at end of the period
	(in thousands)
Six Months Ended June 30, 2022	$26	$—	$(24)	$2
Six Months Ended June 30, 2021	$250	$—	$(118)	$132

The following table presents the changes in fair value of the Company’s contingent consideration:

	Liability at beginning of the period	Increase in fair value of liability	Liability at end of the period
	(in thousands)
Six Months Ended June 30, 2022	$5,298	$409	$5,707
Six Months Ended June 30, 2021	$3,426	$823	$4,249

4.    Investments in marketable securities

Investments in marketable securities consisted of the following:

	Amortized Cost	Gross Unrealized Gain(1)	Gross Unrealized Loss(1)	Fair Value
As of June 30, 2022	(in thousands)
Cash equivalents
US government money market fund	$23,984	$—	$—	$23,984
Total	$23,984	$—	$—	$23,984
Investments in marketable short-term securities
US government agency bonds	$19,116	$—	$(192)	$18,924
US corporate bonds	6,499	5	(19)	6,485
US treasury bills	8,961	—	(56)	8,905
US government bonds	69,349	—	(784)	68,565
Total	$103,925	$5	$(1,051)	$102,879
Investments in marketable long-term securities
US government agency bonds	$12,332	$—	$(304)	$12,028
US corporate bonds	12,135	—	(54)	12,081
US government bonds	26,850	—	(509)	26,341
Total	$51,317	$—	$(867)	$50,450

(1) Gross unrealized gain (loss) is pre-tax and is reported in accumulated other comprehensive loss.

	Amortized Cost	Gross Unrealized Gain(1)	Gross Unrealized Loss(1)	Fair Value
As of December 31, 2021	(in thousands)
Cash equivalents
US government money market fund	$62,836	$—	$—	$62,836
Total	$62,836	$—	$—	$62,836
Investments in marketable short-term securities
US government agency bonds	$8,131	$—	$(11)	$8,120
US treasury bills	37,968	—	(53)	37,915
Total	$46,099	$—	$(64)	$46,035
Investments in marketable long-term securities
US government agency bonds	$13,068	$—	$(29)	$13,039
US treasury bills	22,707	—	(58)	22,649
Total	$35,775	$—	$(87)	$35,688

(1) Gross unrealized gain (loss) is pre-tax and is reported in accumulated other comprehensive loss.

The contractual term to maturity of the $102.9 million of short-term marketable securities held by the Company as of June 30, 2022 is less than one year. As of June 30, 2022, the Company held $50.5 million of long-term marketable securities with contractual maturities of more than one year, but less than five years. As of December 31, 2021, the Company’s $46.0 million of short-term marketable securities had contractual maturities of less than one year, while the Company’s $35.7 million of long-term marketable securities had maturities of more than one year, but less than five years.

There were no realized gains or losses for the three and six months ended June 30, 2022 or 2021.

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

The Company accounts for its interest in Genevant as equity securities without readily determinable fair values. Accordingly, an estimate of the fair value of the securities is based on the original cost less previously recognized equity method losses, less impairments, plus or minus changes resulting from observable price changes in orderly transactions for identical or a similar Genevant securities. As of June 30, 2022, the carrying value of the Company’s investment in Genevant was zero and the Company owned approximately 16% of the common equity of Genevant.

6.      Accounts payable and accrued liabilities

Accounts payable and accrued liabilities are comprised of the following:

	June 30, 2022	December 31, 2021
	(in thousands)
Trade accounts payable	$—	$3,174
Research and development accruals	9,455	2,371
Professional fee accruals	415	983
Payroll accruals	2,632	4,279
Other accrued liabilities	(28)	31
Total accounts payable and accrued liabilities	$12,474	$10,838

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

The $30 million in royalties to be paid to OMERS is accounted for as a liability, with the difference between the liability and the gross proceeds received accounted for as a discount. The discount, as well as $1.5 million of transaction costs, will be amortized as interest expense based on the projected balance of the liability as of the beginning of each period. As of June 30, 2022, the Company estimated an effective annual interest rate of approximately 12%. Over the course of the Agreement, the actual interest rate will be affected by the amount and timing of royalty revenue recognized and changes in the timing of forecasted royalty revenue. On a quarterly basis, the Company will reassess the expected timing of the royalty revenue, recalculate the amortization and effective interest rate and adjust the accounting prospectively as needed.

The Company recognizes non-cash royalty revenue related to the sales of ONPATTRO during the term of the Agreement. As royalties are remitted to OMERS from Alnylam, the balance of the recognized liability is effectively repaid over the life of the Agreement. From the inception of the royalty sale through June 30, 2022, the Company has recorded an aggregate of $14.2 million of non-cash royalty revenue for royalties earned by OMERS. There are a number of factors that could materially affect the amount and timing of royalty payments from Alnylam, none of which are within the Company’s control.

During the six months ended June 30, 2022, the Company recognized non-cash royalty revenue of $3.0 million and non-cash interest expense of $1.0 million. During the six months ended June 30, 2021, the Company recognized non-cash royalty revenue of $2.1 million and related non-cash interest expense of $1.5 million.
The table below shows the activity related to the net liability for the six months ended June 30, 2022 and 2021:

	Six Months Ended June 30,
	2022	2021
	(in thousands)
Net liability related to sale of future royalties - beginning balance	$16,296	$19,554
Non-cash royalty revenue	(3,048)	(2,103)
Non-cash interest expense	985	1,531
Net liability related to sale of future royalties - ending balance	$14,233	$18,982

In addition to the royalty from the LNP License Agreement, the Company is also receiving a second royalty interest ranging from 0.75% to 1.125% on global net sales of ONPATTRO, with 0.75% applying to sales greater than $500 million, originating from a settlement agreement and subsequent license agreement with Acuitas Therapeutics, Inc. (“Acuitas”). The royalty from Acuitas has been retained by the Company and was not part of the royalty sale to OMERS.

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

On December 18, 2020, UBC delivered to the Company a notice of arbitration alleging that under the cross license between UBC and Arbutus, it is due royalties of $2.0 million plus interest arising from the Company’s sale to OMERS of part of its royalty interest on future global net sales of ONPATTRO, currently being sold by Alnylam. Oral hearings for this matter were held in April 2022 and, on July 11, 2022, the arbitrator issued his decision fully dismissing UBC’s claim for royalties. As a result, no payments are owed to UBC and the Company intends to pursue an award for reimbursement of costs and attorneys’ fees.

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

The fair value of the contingent consideration was $5.7 million as of June 30, 2022.

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

In partial consideration for the rights granted by the Company, Qilu paid the Company a one-time upfront cash payment of $40.0 million, net of withholding taxes, on January 5, 2022, and agreed to pay the Company milestone payments totaling up to $245.0 million, net of withholding taxes, upon the achievement of certain technology transfer, development, regulatory and commercialization milestones. Qilu paid $4.4 million of withholding taxes to the Chinese taxing authority on the Company’s behalf, related to the upfront cash payment. In addition, Qilu agreed to pay the Company double digit royalties into the low twenties percent based upon annual net sales of AB-729 in the Territory. The royalties are payable on a product-by-product and region-by-region basis, subject to certain limitations.

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

The Company determined the initial transaction price of the combined performance obligation to be $49.3 million, which includes the $40.0 million upfront fee, $4.4 million of withholding taxes paid by Qilu on behalf of the Company, the premium paid for the Share Transaction of $4.1 million, and $0.8 million associated with certain manufacturing costs expected to be reimbursed by Qilu. The Company determined the Milestone Payments to be variable consideration subject to constraint at inception. At the end of each subsequent reporting period, the Company will reevaluate the probability of achievement of the future development, regulatory, and sales milestones subject to constraint and, if necessary, will adjust its estimate of the overall transaction price. Any such adjustments will be recorded on a cumulative catch-up basis, which would affect revenues and earnings in the period of adjustment. The following table outlines the transaction price and the changes to the related asset and liability balances during the six months ended June 30, 2022:

	Six Months Ended June 30, 2022
	Transaction Price	Cumulative Collaboration Revenue Recognized	Deferred License Revenue
	(in thousands)
Combined performance obligation	$49,270	$20,655	$28,615
Less contract asset			(800)
Total deferred license revenue			27,815
Less current portion of deferred license revenue			16,973
Non-current deferred license revenue			$10,842

As of June 30, 2022, the balance of the deferred license revenue was $28.6 million, which, in accordance with ASC 210-20, was partially offset by the contract asset associated with the manufacturing cost reimbursement of $0.8 million, resulting in a net deferred license revenue liability of $27.8 million. The $4.4 million of withholding taxes paid by Qilu on behalf of the Company was recorded as income tax expense during the six months ended June 30, 2022.

The Company incurred $0.6 million of incremental costs in obtaining the Qilu License, which the Company capitalized in other current assets and other assets and amortizes as a component of general and administrative expense commensurate with the recognition of the combined performance obligation.

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

The Company is responsible for managing this Phase 2a proof-of-concept clinical trial, subject to oversight by a joint development committee comprised of representatives from the Company and Vaccitech. The Company and Vaccitech retain full rights to their respective product candidates and will split all costs associated with the clinical trial. The Company incurred $0.8 million of costs, net of reimbursements from Vaccitech, related to the collaboration during the six months ended June 30, 2022 and reflected those costs in research and development in the statement of operations and comprehensive loss.

Assembly Biosciences, Inc.

In August 2020, the Company entered into a clinical collaboration agreement with Assembly Biosciences, Inc. (“Assembly”) to evaluate AB-729 in combination with Assembly’s HBV core inhibitor (capsid inhibitor) candidate vebicorvir (“VBR”) and standard-of-care NA therapy for the treatment of patients with HBV infection. Assembly has completed enrollment in the clinical trial. In July 2022, Assembly announced its plan to discontinue development of VBR. Despite this, in consultation with Assembly, the Company plans to continue dosing patients in the Phase 2a proof-of-concept clinical trial in order to fully and accurately assess the results. The Company and Assembly are sharing in the costs of the collaboration. The Company incurred $1.4 million and $1.2 million of costs related to the collaboration during the six months ended June 30, 2022 and 2021, respectively, and reflected those costs in research and development in the statement of operations and comprehensive loss. Except to the extent necessary to carry out Assembly’s responsibilities with respect to the collaboration trial, the Company has not provided any license grant to Assembly for use of its AB-729 compound.

X-Chem, Inc. and Proteros biostructures GmbH

In March 2021, the Company entered into a discovery research and license agreement with X-Chem, Inc. (“X-Chem”) and Proteros biostructures GmbH (“Proteros”) to focus on the discovery of novel inhibitors targeting the SARS-CoV-2 nsp5 main protease (Mpro). This collaboration brings together the Company’s expertise in the discovery and development of antiviral agents with X-Chem’s industry leading DNA-encoded library (DEL) technology and Proteros’ protein sciences, biophysics and structural biology capabilities and provides important synergies to potentially identify safe and effective therapies against coronaviruses including SARS-CoV-2. The collaboration allows for the rapid screening of one of the largest small molecule libraries against Mpro (an essential protein required for the virus to replicate itself) and the use of state-of-the-art structure guided methods to rapidly optimize Mpro inhibitors, which the Company could potentially progress to clinical candidates. The agreement provides for payments by the Company to X-Chem and Proteros upon satisfaction of certain development, regulatory and commercial milestones, as well as royalties on sales. The agreement with X-Chem and Proteros was amended effective March 31, 2022 primarily to extend the term of the collaboration and update the funding and fee structure. Through this collaboration, the Company has identified and obtained a worldwide exclusive license to several molecules that inhibit Mpro, a validated target for the treatment of COVID-19 and potential future coronavirus outbreaks. The Company incurred $0.3 million and $1.2 million of costs related to the collaboration during the six months ended June 30, 2022 and 2021, respectively, and reflected those costs in research and development in the statements of operations and comprehensive loss.

Royalty Entitlements

Alnylam Pharmaceuticals, Inc. and Acuitas Therapeutics, Inc.

The Company has two royalty entitlements to Alnylam Pharmaceuticals, Inc.’s (“Alnylam”) global net sales of ONPATTRO.

In 2012, the Company entered into a license agreement with Alnylam that entitles Alnylam to develop and commercialize products with the Company’s LNP technology. Alnylam launched ONPATTRO, the first approved application of the Company’s LNP technology, in 2018. Under the terms of this license agreement, the Company is entitled to tiered royalty payments on global net sales of ONPATTRO ranging from 1.00% - 2.33% after offsets, with the highest tier applicable to annual net sales above $500 million. This royalty interest was sold to OMERS, effective as of January 1, 2019, for $20 million in gross proceeds before advisory fees. OMERS will retain this entitlement until it has received $30 million in royalties, at which point 100% of this royalty entitlement on future global net sales of ONPATTRO will revert back to the Company. OMERS has assumed the risk of collecting up to $30 million of future royalty payments from Alnylam and the Company is not obligated to reimburse OMERS if they fail to collect any such future royalties. If this royalty entitlement reverts to the Company, it has the potential to provide an active royalty stream or to be otherwise monetized again in full or in part. From the inception of the royalty sale through June 30, 2022, an aggregate of $14.2 million of royalties have been earned by OMERS.

The Company also is receiving a second royalty interest of 0.75% to 1.125% on global net sales of ONPATTRO, with 0.75% applying to sales greater than $500 million, originating from a settlement agreement and subsequent license agreement with Acuitas Therapeutics, Inc. (“Acuitas”).  This royalty entitlement from Acuitas has been retained by the Company and was not part of the royalty entitlement sale to OMERS.

Revenues are summarized in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in thousands)		(in thousands)
Revenue from collaborations and licenses
Acuitas Therapeutics, Inc.	$1,550	$1,163	$3,084	$2,258
Qilu Pharmaceutical Co., Ltd.	11,024	—	20,655	—
Other milestone and royalty payments	(18)	22	35	81
Non-cash royalty revenue
Alnylam Pharmaceuticals, Inc.	1,685	1,144	3,048	2,103
Total revenue	$14,241	$2,329	$26,822	4,442

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

During the six months ended June 30, 2022, the Company issued 69,048 common shares pursuant to the Sale Agreement, resulting in net proceeds of approximately $0.3 million. For the six months ended June 30, 2021, the Company issued 6,395,780 common shares pursuant to the Sale Agreement, resulting in net proceeds of approximately $26.4 million. As of June 30, 2022, there was approximately $152.0 million remaining available in aggregate under the October 2021 Prospectus Supplement and the March 2022 Prospectus Supplement.

Stock-based compensation

The table below summarizes information about the Company’s stock based compensation for the three and six months ended June 30, 2022 and 2021 and the expense recognized in the condensed consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in thousands, except share and per share data)
Options granted during period	362,280	230,800	4,734,575	3,127,350
Weighted average exercise price	$2.33	$3.03	$2.78	$4.23
Stock compensation expense
Research and development	$696	$578	$1,454	$1,418
General and administrative	1,369	1,165	2,346	1,960
Total stock compensation expense	$2,065	$1,743	$3,800	$3,378

Series A Preferred Shares

In October 2017, the Company entered into a subscription agreement with Roivant for the sale of Preferred Shares to Roivant for gross proceeds of $116.4 million. The Preferred Shares were non-voting and were convertible into common shares at a conversion price of $7.13 per share (which represented a 15% premium to the closing price of $6.20 per share). The purchase price for the Preferred Shares plus an amount equal to 8.75% per annum, compounded annually, was subject to mandatory conversion into common shares on October 18, 2021, at which time the Preferred Shares were converted into 22,833,922 common shares and both the lockup and standstill periods that Roivant had previously agreed to expired. As of June 30, 2022, Roivant owned approximately 26% of the Company’s outstanding common shares.

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

11.      Related party transactions

During the three and six months ended June 30, 2022 and 2021, Genevant purchased certain administrative services from the Company. Income from these services was less than $0.1 million in both periods and is netted against research and development expenses in the condensed consolidated statements of operations.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following discussion and analysis by our management of our financial position and results of operations in conjunction with our audited consolidated financial statements and related notes thereto included as part of our Annual Report on Form 10-K for the year ended December 31, 2021 and our unaudited condensed consolidated financial statements for the three and six months ended June 30, 2022. Our consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles and are presented in U.S. dollars.

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
•our belief that we have sufficient cash resources to fund our operations into the second quarter of 2024; and
•the possibility that our clinical development plans could be further delayed or suspended as a result of the military action by Russia in Ukraine.
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

OVERVIEW
Arbutus Biopharma Corporation (“Arbutus”, the “Company”, “we”, “us”, and “our”) is a clinical-stage biopharmaceutical company leveraging its extensive virology expertise to develop novel therapeutics that target specific viral diseases. Our current focus areas include Hepatitis B virus (“HBV”), SARS-CoV-2 and other coronaviruses. In HBV, we are developing an RNA interference (“RNAi”) therapeutic, an oral capsid inhibitor, an oral PD-L1 inhibitor, and an oral RNA destabilizer to potentially identify a combination regimen with the aim of providing a functional cure for patients with chronic HBV infection (“cHBV”) by suppressing viral replication, reducing surface antigen and reawakening the immune system. We believe our lead compound, AB-729, is the only RNAi therapeutic with evidence of immune re-awakening and is currently being evaluated in multiple phase 2 clinical trials. We have an ongoing drug discovery and development program directed to identifying novel, orally active agents for treating coronaviruses, including SARS-CoV-2. We are also exploring oncology applications for our internal PD-L1 portfolio.

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
AB-729, our proprietary subcutaneously-delivered RNAi therapeutic product candidate that suppresses HBsAg expression, which is thought to be a key prerequisite to enable reawakening of a patient’s immune system to respond to HBV, is currently in one ongoing Phase 1a/1b clinical trial (“AB-729-001”) and three Phase 2a proof-of-concept clinical trials in combination with other agents with potentially complementary mechanisms of action. Preliminary data from AB-729-001 has shown that treatment with AB-729 resulted in meaningful declines in HBsAg while being well tolerated with no serious adverse events (SAEs) noted after both single and repeat dosing. Preliminary data also suggests that long-term suppression of HBsAg with AB-729 results in increased HBV-specific immune response. In addition, when AB-729 and NA therapy were discontinued in the first five patients who met stopping criteria and consented, there was no evidence of virologic or clinical relapse in at least 8-24 weeks of follow-up, which may lead to a functional cure. We anticipate presenting additional long-term off-treatment follow-up data from AB-729-001 at a medical conference later this year.
AB-836, our proprietary next-generation oral capsid inhibitor that suppresses HBV DNA replication, is currently in an ongoing Phase 1a/1b clinical trial (“AB-836-001”). AB-836 is from a novel chemical series differentiated from competitor compounds and has the potential to provide increased efficacy and an enhanced resistance profile. Preliminary data from HBV patients have shown that AB-836 has robust antiviral activity, however, due to unexpected alanine transaminase (“ALT”) increases seen in some patients on the last day of dosing, we plan to conduct an additional Phase 1 trial in healthy volunteers to determine whether or not these ALT elevations are beneficial or could be the result of liver toxicity.
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

• Combining therapeutic product candidates with complementary mechanisms of action to find a functional cure for people with cHBV. We believe that our proprietary product candidates AB-729, AB-836, AB-101 and AB-161, along with existing approved therapies, may provide our first proprietary combination therapy for patients with cHBV. In-line with our strategy to position AB-729 as a potential cornerstone therapeutic in future HBV combination regimens, and to help guide future development of combination therapies of AB-729 with other compounds from our proprietary HBV portfolio, we are evaluating AB-729 in combination with other agents with potentially complementary mechanisms of action, including the following:

•We are currently enrolling patients with cHBV in a Phase 2a proof-of-concept clinical trial (“AB-729-001”) to evaluate AB-729 in combination with ongoing standard-of-care nucleos(t)ide analogues (“NA”) therapy and short courses of Peg-IFNα-2a, with preliminary data anticipated in the second half of 2022.
•Through our collaboration with Assembly BioSciences, Inc. (“Assembly”), enrollment is complete and dosing is continuing in a Phase 2a proof-of-concept clinical trial evaluating a triple combination of AB-729, Assembly’s lead HBV core inhibitor (capsid inhibitor) product candidate, vebicorvir (“VBR”), and NA therapy in patients with cHBV. In July 2022, Assembly announced its plans to discontinue development of VBR. Despite this, in consultation with Assembly Biosciences, we plan to continue dosing patients in the Phase 2a proof-of-concept clinical trial in order to fully and accurately assess the results. Preliminary data from the trial is expected in the second half of 2022.
•Through our collaboration with Vaccitech plc (“Vaccitech”), we are enrolling patients in a Phase 2a clinical trial (“AB-729-202”) to evaluate a triple combination of AB-729 with Vaccitech’s VTP-300, a proprietary T cell stimulating therapeutic vaccine, and NA therapy for the treatment of patients with cHBV.

• Advancing small molecule antiviral product candidates to treat COVID-19 and future coronavirus outbreaks. This program is focused on the discovery and development of new molecular entities for treating coronaviruses (including COVID-19) that address specific viral targets including the nsp12 viral polymerase and the nsp5 viral protease. We see an opportunity to pursue a potential combination therapy to achieve better patient treatment outcomes and use in prophylactic settings. Through our collaboration with X-Chem, Inc. (“X-Chem”) and Proteros biostructures GmbH (“Proteros”), we have identified and obtained a worldwide exclusive license to several molecules that inhibit the SARS-CoV-2 nsp5 main protease (“Mpro”), a validated target for the treatment of COVID-19 and potential future coronavirus outbreaks. We expect to nominate a candidate that inhibits Mpro in the second half of 2022 and advance that compound into IND-enabling studies. We are also continuing lead optimization activities for an nsp12 viral polymerase candidate.

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

Part 1 of the trial dosed healthy subjects, and upon completion, supported advancing doses ranging from 60 mg to 180 mg into Part 2. Part 2 of the trial dosed patients with cHBV with single doses (60, 90 and 180 mg) of AB-729, and upon completion, showed that single doses of AB-729 result in comparable mean HBsAg declines at week 12 followed by a sustained plateau phase. Part 3 of the trial dosed HBV DNA negative and positive patients with multiple doses of AB-729 every 4, 8 or twelve weeks. Dosing of patients in Part 3 has been completed and we are continuing to follow these patients for one year. A total of 41 patients were dosed with AB-729 during Parts 2 and 3 of this Phase 1a/1b clinical trial.

In June 2022, we presented a poster at the 2022 European Association for the Study of the Liver (EASL) International Liver Congress™ (ILC) highlighting the most recent data from Part 3 of AB-729-001. The new clinical data for AB-729 continues to support its development as a potential cornerstone agent for the treatment of cHBV infection. In addition, when AB-729 and NA therapy were discontinued in the first five patients who met stopping criteria and consented, there was no evidence of virologic or clinical relapse in at least 8-24 weeks of follow-up, which may lead to a functional cure. The mean HBsAg for the five patients at baseline was 2887 IU/mL (range 1392-6765) compared to 69 IU/mL (range 4.58-150.1) at the last visit after discontinuing all treatment. As of the date of the poster presentation at the 2022 EASL ILC, all five patients remained off all treatment, and all had HBsAg levels below pre-baseline levels. None of the patients had met clinical or virologic relapse criteria. There were no adverse events (AEs) reported, no ALT elevations observed, and HBV DNA levels remained either less than the LLOQ (lower limit of quantification) or had transiently risen and subsequently decreased without intervention.

Repeat dosing of 60 mg and 90 mg of AB-729 resulted in robust mean declines in HBsAg in HBeAg positive/negative and HBV DNA positive/negative patients that were sustained up to 48 weeks, with no statistically significant differences observed to date between the 60 mg and 90 mg dose and/or dosing intervals.

The reported data for patients from Cohorts E, F, G, I and J showed:
•76% (26 of 34) patients had HBsAg <100 IU/mL at some point during the trial and 50% (16 out of 32) of patients maintained HBsAg levels below 100 IU/mL 24 weeks after their last AB-729 dose;
•Most patients had a robust decline in HBsAg that was maintained well after cessation of AB-729 treatment, mean log change from baseline to 24 weeks post last dose was approximately -1.5 log10 across cohorts;
•Repeat dosing of AB-729 continues to be generally safe and well-tolerated with only transient Grade 1 or 2 ALT elevations; and
•AB-729 continues to result in HBV-specific T-cell immune restoration and decrease of exhausted T-cells.

The reported data for patients from Cohort K, which included HBeAg positive patients only, showed:
•All seven patients reached HBsAg levels <100 IU/ml during AB-729 treatment or follow-up;
•Two patients reached HBsAg levels <LLOQ at one or more visits; and
•The mean (SE) log10 change from baseline in HBeAg at end of treatment was -0.94(0.25) IU/mL.

We anticipate presenting additional long-term off-treatment follow-up data from Part 3 of this clinical trial at a medical conference later this year.

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
Collaboration with Assembly

Through a clinical collaboration agreement with Assembly that we entered into in August 2020, Assembly is evaluating AB-729 in combination with its HBV core inhibitor (capsid inhibitor) candidate VBR and standard-of-care NA therapy for the treatment of patients with cHBV. The randomized, multi-center, open-label Phase 2a proof-of-concept clinical trial was designed to evaluate the safety, pharmacokinetics, and antiviral activity of the triple combination of AB-729, VBR, and an NA compared to the double combinations of VBR with an NA and AB-729 with an NA. The clinical trial was designed to enroll approximately 60 virologically-suppressed patients with HBeAg negative cHBV in the first cohort of the trial. Patients are dosed for 48 weeks with AB-729 60 mg subcutaneously every 8 weeks and VBR (300 mg orally once daily), with a 48-week follow-up period. Both parties will share in the costs of the collaboration. Assembly has completed enrollment in the clinical trial. In July 2022, Assembly announced its plans to discontinue development of VBR. Despite this, in consultation with Assembly Biosciences, we plan to continue dosing patients in the Phase 2a proof-of-concept clinical trial in order to fully and accurately assess the results. Preliminary data from the trial is expected in the second half of 2022. Except to the extent necessary to carry out Assembly’s responsibilities with respect to the collaboration trial, we have not provided any license grant to Assembly for use of AB-729.

Collaboration with Vaccitech (AB-729-202)

Through a clinical collaboration agreement with Vaccitech that we entered into in July 2021, we are enrolling patients in AB-729-202, a Phase 2a proof-of-concept clinical trial evaluating the safety, antiviral activity and immunogenicity of Vaccitech’s VTP-300, a proprietary T cell stimulating therapeutic vaccine, administered after AB-729 in NrtI-suppressed patients with cHBV. The trial is designed to enroll 40 NA-suppressed, HBeAg negative or positive, non-cirrhotic cHBV patients. All patients will receive AB-729 (60mg every 8 weeks) plus NA therapy for 24 weeks. At week 24, treatment with AB-729 will stop. Patients will continue only their NA therapy and will be randomized to receive VTP-300 or placebo for an additional 24 weeks. At week 48, all patients will be evaluated for eligibility to either discontinue or remain on NA therapy. This clinical trial will be managed by us, subject to oversight by a joint development committee comprised of representatives from both companies. We and Vaccitech retain full rights to our respective product candidates and will split all costs associated with the clinical trial. Pursuant to the agreement, the parties intend to undertake a larger Phase 2b clinical trial depending on the results of the initial Phase 2a clinical trial.

Collaboration with Antios

We have terminated our clinical collaboration agreement with Antios that we entered into in June 2021. Antios completed enrollment in a single cohort of its ongoing Antios Phase 2a ANTT201 clinical trial evaluating its proprietary Active Site Polymerase Inhibitor Nucleotide (ASPIN), ATI-2173, in combination with AB-729 and Viread (tenofovir disoproxil fumarate), a nucleos(t)ide reverse transcriptase inhibitor which is currently approved by the FDA, for the treatment of patients with cHBV. Antios was responsible for conducting this clinical trial and for the costs of adding this single cohort to its existing clinical trial. We were responsible for the manufacture and supply of AB-729. Except to the extent necessary to carry out Antios’

responsibilities with respect to the collaboration trial, we did not provide any license grant to Antios for use of AB-729.

A majority of patients in this cohort were enrolled in Ukraine, which is currently in a state of war, and as a result these patients were lost to follow-up before completing the clinical trial. Antios recently terminated this clinical trial and we may report partial data on this cohort.

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

We enrolled patients in a double-blind, randomized, placebo-controlled Phase 1a/1b clinical trial (“AB-836-001”) designed to evaluate the safety, tolerability, pharmacokinetics and antiviral activity of single and multiple doses of AB-836 in healthy subjects and patients with cHBV. The trial consists of three parts. Part 1 evaluated alternating single doses of AB-836 or placebo ranging from 10 mg to 175 mg in a fasted or fed state in healthy subjects. Part 2 evaluated multiple ascending doses of 50 mg, 100 mg or 150 mg of AB-836 or placebo once daily for 10 days in healthy subjects. Part 3, which is still on-going, has completed enrollment in HBV DNA positive cHBV patients who are HBeAg positive or negative and received either 50 mg, 100 mg or 200 mg of AB-836 or placebo once daily for 28 days.

In June 2022, we presented a poster at the 2022 EASL ILC highlighting the most recent data from Part 3 of AB-836-001 showing that the 100mg and 200mg doses of AB-836 provided potent inhibition of HBV replication with mean declines in HBV DNA at Day 28 of 3.04 and 3.55 log10 IU/mL, respectively. From a safety standpoint, there were no deaths or SAEs observed. Two HBeAg positive patients in the 100mg dose cohort had transient Grade 3 ALT elevations that resolved with continued dosing and were not considered treatment emergent adverse events (TEAEs). Two patients in the 200mg cohort had Grade 3 and Grade 4 ALT elevations on the last day of dosing (Day 28) that returned to baseline during follow up, which were reported as TEAEs. The Grade 3 and Grade 4 ALT elevations seen in the 200 mg cohort were accompanied by serum IP-10 increases, an exploratory and hence not a definitive cytokine biomarker, which we had previously observed to be associated with potential liver toxicity in the capsid inhibitor space. All patients with ALT elevations were asymptomatic and none had changes in bilirubin or met drug-induced liver injury (DILI) criteria. There were no other clinically significant lab abnormalities, ECG or vital sign changes observed.

Based on these ALT findings, we plan to conduct an additional Phase 1 trial in healthy volunteers to determine whether or not these ALT elevations are beneficial or could be the result of liver toxicity, before continuing to dose cHBV patients. We will provide an update with respect to the status and timing of this clinical trial in the second half of 2022.

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

AB-101 is our oral PD-L1 inhibitor, which we believe has the potential to reawaken patients’ HBV-specific immune response. In June 2022, we presented a poster at the 2022 EASL ILC highlighting data from a study that was designed to assess the preclinical activity of AB-101 and the compound’s ability to reinvigorate patient HBV-specific T-cells. Studies were conducted using a transgenic MC38 tumor mouse model and peripheral blood mononuclear cells (PBMCs) from cHBV patients. The data presented showed that once daily oral administration of AB-101 resulted in profound tumor reduction that was associated with T-cell activation. In addition, AB-101 activates and reinvigorates HBV-specific T-cells in vitro. This favorable preclinical profile supports further development of AB-101 as a therapeutic modality for cHBV treatment. We anticipate completing IND-enabling studies for AB-101 in the second half of 2022.

We are also exploring potential oncology applications for our internal PD-L1 portfolio. Preclinical data was selected for publication at the American Society of Clinical Oncology (ASCO) Annual Meeting in June 2022 showing that our oral small-molecule PD-L1 inhibitors in development, which possess a novel mechanism of action, have the ability to mediate T-cell activation in primary human immune cells. The anti-tumor efficacy seen in vivo was comparable to anti-PD-L1 antibodies. The data is published in the Journal of Clinical Oncology.

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

COVID-19 Research Efforts

While our core mission is to find a cure for HBV, the magnitude of the coronavirus pandemic is undeniable. Given our science team’s proven expertise in the discovery of new antiviral therapies, in 2020 we initiated a drug discovery effort for treating coronaviruses, including COVID-19. To that end, we have assembled an internal team of expert scientists under the direction of our Chief Scientific Officer, Dr. Michael Sofia, to identify novel small molecule therapies to treat COVID-19 and future coronavirus outbreaks. Dr. Sofia, who was awarded the Lasker-DeBakey Award for his discovery of sofosbuvir, brings extensive antiviral drug discovery experience to this new program. Our COVID-19 research program is focused on the discovery and development of new molecular entities that address specific viral targets including the nsp12 viral polymerase and the nsp5 viral protease. These targets are essential viral proteins which our science team has experience in targeting. We see an opportunity to pursue a potential combination therapy to achieve better patient treatment outcomes and use in prophylactic settings.

Collaboration with X-Chem, Inc. and Proteros biostructures GmbH

In March 2021, we entered into a discovery research and license agreement, as amended, with X-Chem and Proteros to focus on the discovery of novel inhibitors targeting the SARS-CoV-2 nsp5 main protease (Mpro). The agreement is designed to accelerate the development of pan-coronavirus agents to treat COVID-19 and potential future coronavirus outbreaks. This collaboration brought together our expertise in the discovery and development of antiviral agents with X-Chem’s industry leading DNA-encoded library (DEL) technology and Proteros’ protein sciences, biophysics and structural biology capabilities and provides important synergies to potentially identify safe and effective therapies against coronaviruses, including SARS-CoV-2. The collaboration allows for the rapid screening of one of the largest small molecule libraries against Mpro (an essential protein required for the virus to replicate itself) and the use of state-of-the-art structure guided methods to rapidly optimize Mpro inhibitors, which we could potentially progress to clinical candidates. The agreement provides for payments by us to X-Chem and Proteros upon satisfaction of certain development, regulatory and commercial milestones, as well as royalties on sales. Through this collaboration, we have identified and obtained a worldwide exclusive license to several molecules that inhibit Mpro, a validated target for the treatment of COVID-19 and potential future coronavirus outbreaks. We expect to nominate an Mpro product candidate in the second half of 2022 and advance into IND-enabling studies. We are also continuing lead optimization activities for an Nsp12 viral polymerase candidate.

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

In 2012, we entered into a license agreement with Alnylam that entitles Alnylam to develop and commercialize products with our lipid nanoparticle (“LNP”) delivery technology. Alnylam’s ONPATTRO, which represents the first approved application of our LNP technology, was approved by the United States FDA and the European Medicines Agency (“EMA”) during the third quarter of 2018 and was launched by Alnylam immediately upon approval in the United States. Under the terms of this license agreement, we are entitled to tiered royalty payments on global net sales of ONPATTRO ranging from 1.00% - 2.33% after offsets, with the highest tier applicable to annual net sales above $500 million. This royalty interest was sold to the Ontario Municipal Employees Retirement System (“OMERS”), effective as of January 1, 2019, for $20 million in gross proceeds before advisory fees. OMERS will retain this entitlement until it has received $30 million in royalties, at which point 100% of this royalty entitlement on future global net sales of ONPATTRO will revert to us. OMERS has assumed the risk of collecting up to $30 million of future royalty payments from Alnylam and we are not obligated to reimburse OMERS if they fail to collect any such future royalties. If this royalty entitlement reverts to us, it has the potential to provide an active royalty stream or to be otherwise monetized again in full or in part. From the inception of the royalty sale through June 30, 2022, an aggregate of $14.2 million of royalties have been collected by OMERS.

We also have rights to a second royalty interest ranging from 0.75% to 1.125% on global net sales of ONPATTRO, with 0.75% applying to sales greater than $500 million, originating from a settlement agreement and subsequent license agreement with Acuitas Therapeutics, Inc. (“Acuitas”). This royalty entitlement from Acuitas has been retained by us and was not part of the royalty entitlement sale to OMERS.

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

In July 2020, Roivant recapitalized Genevant through an equity investment and conversion of previously issued convertible debt securities held by Roivant. We participated in the recapitalization of Genevant with an equity investment of $2.5 million. In connection with the recapitalization, the three parties entered into an Amended and Restated Shareholders Agreement that provides Roivant with substantial control of Genevant. We have a non-voting observer seat on Genevant’s Board of Directors. As of June 30, 2022, we owned approximately 16% of the common equity of Genevant and the carrying value of our investment in Genevant was zero. Our entitlement to receive future royalties or sublicensing revenue from Genevant was not impacted by the recapitalization.

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

The status of these patents, which collectively represent only a fraction of our extensive LNP patent portfolio, is as follows:

‘127 Patent
With respect to the ‘127 Patent, the PTAB held all claims as invalid on September 10, 2019, by reason of anticipatory prior art. However this decision was vacated and sent back (remanded) to the PTAB for a rehearing, pending the Supreme Court’s decision whether to grant certiorari in a different case, United States v. Athrex, Inc. (“US v. Athrex”), the holding of which could impact the findings in the ‘127 Patent matter. The Supreme Court granted certiorari in US v. Athrex on October 13, 2020 (i.e. agreed to review the decision appealed from a lower court). Until the Supreme Court rendered its opinion in US v. Athrex, the ‘127 Patent hearing remained in abeyance, with no decision reached as to the validity of its claims. The Supreme Court decided on the US v. Athrex case on June 21, 2021, following which the Federal Circuit reinstated the appeal sua sponte, requiring the parties to brief how the case should proceed in light of the Supreme Court’s opinion or for the Appellant to waive the challenge. We elected to waive the challenge and proceed with the appeal at the Federal Circuit. The opening brief was filed on October 25, 2021. Moderna’s responsive brief was filed on February 24, 2022 and our reply brief was filed on April 26, 2022. No hearing date has been set for this matter.

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

Patent Infringement Litigation vs. Moderna

On February 28, 2022, we and Genevant filed a lawsuit in the U.S. District Court for the District of Delaware against Moderna, Inc. and a Moderna affiliate seeking damages for infringement of U.S. Patent Nos. 8,058,069, 8,492,359, 8,822,668, 9,364,435, 9,504,651, and 11,141,378 in the manufacture and sale of MRNA-1273, Moderna’s vaccine for COVID-19. The patents relate to nucleic acid-lipid particles and lipid vesicles, as well as compositions and methods for their use. The lawsuit does not seek an injunction or otherwise seek to impede the sale, manufacture or distribution of MRNA-1273. However, we seek fair compensation for Moderna’s use of our patented technology that was developed with great effort and at great expense, without which Moderna’s COVID-19 vaccine would not have been successful. On May 6, 2022, Moderna filed a partial motion to dismiss the claims “relating to Moderna’s sale and provision of COVID-19 vaccine doses to the U.S. Government.” The motion is now fully briefed. No oral argument date has been set and no case schedule is yet in place.

Acuitas Declaratory Judgment Lawsuit

On March 18, 2022, Acuitas Therapeutics Inc. (“Acuitas”) filed a lawsuit against us and Genevant in the Southern District of New York, asking the court to enter declaratory judgment that Arbutus patent Nos. 8,058,069, 8,492,359, 8,822,668, 9,006,417, 9,364,435, 9,404,127, 9,504,651, 9,518,272, and 11,141,378 do not infringe Pfizer and BioNTech’s COVID-19 vaccine, COMIRNATY, which uses an mRNA lipid provided, under license, by Acuitas. Acuitas also seeks a declaration that each of the listed patents is invalid. On June 24, 2022, Arbutus and Genevant sought a pre-motion conference concerning their anticipated motion to dismiss all of Acuitas’ claims due to lack of subject matter jurisdiction. The request for a pre-motion conference was granted, but the case was subsequently re-assigned to a new judge who has not yet set a new pre-motion conference date. No case schedule is yet in place.

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

RESULTS OF OPERATIONS
The following summarizes the results of our operations for the periods shown:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in thousands)
Total revenue	$14,241	$2,329	$26,822	$4,442
Operating expenses	28,350	20,971	51,905	38,760
Loss from operations	(14,109)	(18,642)	(25,083)	(34,318)
Other loss	(83)	(745)	(430)	(1,450)
Loss before income taxes	(14,192)	(19,387)	(25,513)	(35,768)
Income tax expense	—	—	(4,444)	—
Net loss	(14,192)	(19,387)	(29,957)	(35,768)
Dividend accretion of convertible preferred shares	—	(3,266)	—	(6,478)
Net loss attributable to common shares	$(14,192)	$(22,653)	$(29,957)	$(42,246)

Revenue

Revenues are summarized in the following table:

	Three Months Ended June 30,
	2022	% of Total	2021	% of Total
	(in thousands, except percentages)
Revenue from collaborations and licenses
Acuitas Therapeutics, Inc.	$1,550	11%	$1,163	50%
Qilu Pharmaceutical Co., Ltd.	11,024	77%	—	—%
Other milestone and royalty payments	(18)	—%	22	1%
Non-cash royalty revenue
Alnylam Pharmaceuticals, Inc.	1,685	12%	1,144	49%
Total revenue	$14,241	100%	$2,329	100%

	Six Months Ended June 30,
	2022	% of Total	2021	% of Total
	(in thousands, except percentages)
Revenue from collaborations and licenses
Acuitas Therapeutics, Inc.	$3,084	11%	$2,258	51%
Qilu Pharmaceutical Co., Ltd.	20,655	77%	—	—%
Other milestone and royalty payments	35	—%	81	2%
Non-cash royalty revenue
Alnylam Pharmaceuticals, Inc.	3,048	11%	2,103	47%
Total revenue	$26,822	100%	$4,442	100%

Total revenue increased $11.9 million and $22.4 million for the three and six months ended June 30, 2022, respectively, compared to the same periods in 2021, primarily due to license revenue recognized related to our progress towards the satisfaction of our performance obligations with respect to the technology transfer and licensing agreement with Qilu, which closed in January 2022, as well as an increase in license royalty revenue from Alnylam and Acuitas due to the growth of Alnylam’s sales of ONPATTRO.

Operating expenses

Operating expenses are summarized in the following table:

	Three Months Ended June 30,
	2022	% of Total	2021	% of Total
	(in thousands, except percentages)
Research and development	$22,942	81%	$15,799	75%
General and administrative	5,200	18%	4,478	21%
Change in fair value of contingent consideration	208	1%	694	3%
Total operating expenses	$28,350	100%	$20,971	100%

	Six Months Ended June 30,
	2022	% of Total	2021	% of Total
	(in thousands, except percentages)
Research and development	$41,404	80%	$29,581	76%
General and administrative	10,092	19%	8,356	22%
Change in fair value of contingent consideration	409	1%	823	2%
Total operating expenses	$51,905	100%	$38,760	100%

Research and development

Research and development expenses consist primarily of personnel expenses, fees paid to clinical research organizations and contract manufacturers, consumables and materials, consulting, and other third party expenses to support our clinical and pre-clinical activities, as well as a portion of stock-based compensation and general overhead costs.

Research and development expenses increased $7.1 million and $11.8 million for the three and six months ended June 30, 2022, respectively, compared to the same periods in 2021. The increase was due primarily to an increase in expenses for our ongoing AB-729 Phase 2a clinical trials, including our collaborations with Assembly and Vaccitech, and an increase in expenses for our early-stage development programs, including AB-101 and AB-161.

A significant portion of our research and development expenses are not tracked by project as they benefit multiple projects or our technology platform and because our most-advanced programs are not yet in late-stage clinical development.

General and administrative

General and administrative expenses increased $0.7 million and $1.7 million for the three and six months ended June 30, 2022, respectively, as compared to the same periods in 2021, due primarily to increases in employee compensation costs, professional fees, and non-cash stock based compensation expense.

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

Other income (loss)

The components of our other income (loss) are summarized in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in thousands)
Interest income	$396	$31	$555	$70
Interest expense	(482)	(763)	(988)	(1,535)
Foreign exchange (loss) gain	3	(13)	3	15
Total other loss	$(83)	$(745)	$(430)	$(1,450)

Interest income

The increase in interest income for the three and six months ended June 30, 2022 compared to the same periods in 2021 was due primarily to higher interest earned on higher average cash and investment balances.

Interest expense

Interest expense for both the three and six months ended June 30, 2022 and 2021 consisted primarily of non-cash amortization of discount and issuance costs related to the sale of a portion of our ONPATTRO royalty interest to OMERS in July 2019. The decrease is related to the declining balance of the unamortized discount and issuance costs.

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

Income Tax Expense

During the six months ended June 30, 2022, we recognized income tax expense of $4.4 million for withholding taxes paid to the Chinese taxing authority by Qilu on our behalf in connection with the upfront license fee Qilu paid us.

LIQUIDITY AND CAPITAL RESOURCES

The following table summarizes our cash flow activities for the periods indicated:

	Six Months Ended June 30,
	2022	2021
	(in thousands)
Net loss	$(29,957)	$(35,768)
Non-cash items	3,154	5,005
Change in deferred license revenue	27,815	—
Net change in operating items	(686)	(1,127)
Net cash provided by (used in) operating activities	326	(31,890)
Net cash used in investing activities	(73,886)	(20,526)
Issuance of common shares pursuant to Share Purchase Agreement	10,973	—
Cash provided by other financing activities	625	31,163
Net cash provided by financing activities	11,598	31,163
Effect of foreign exchange rate changes on cash and cash equivalents	—	(44)
Decrease in cash and cash equivalents	(61,962)	(21,297)
Cash and cash equivalents, beginning of period	109,282	52,251
Cash and cash equivalents, end of period	$47,320	$30,954

Since our incorporation, we have financed our operations through sales of equity, debt, revenues from research and development collaborations and licenses with corporate partners, royalty monetization, interest income on funds available for investment, and government contracts, grants and tax credits.

For the six months ended June 30, 2022, $0.3 million of cash was provided by operating activities compared to $31.9 million used in operating activities for the six months ended June 30, 2021, an increase of $32.2 million. The increase was due primarily to a January 2022 upfront cash payment of $40.0 million from Qilu and a $4.0 million premium paid by Qilu as part of their $15.0 million equity investment. These cash inflows were partially offset by $43.7 million of cash used in operations.

For the six months ended June 30, 2022, net cash used in investing activities was $73.9 million, consisting primarily of additional investments in marketable securities of $84.6 million, partially offset by maturities of investments in marketable securities of $11.0 million. For the six months ended June 30, 2021, net cash provided by investing activities was $20.5 million, which consisted primarily of maturities of investments in marketable securities of $34.4 million, partially offset by additional investments in marketable securities of $54.1 million.

For the six months ended June 30, 2022, net cash provided by financing activities was $11.6 million, which included $11.0 million for the fair value of the shares purchased by Qilu as part of their $15.0 million equity investment. The remaining $4.0 million was a premium paid by Qilu on the equity investment and was allocated to deferred revenue. For the six months ended June 30, 2021, net cash provided by financing activities was $31.2 million, which was primarily driven by $30.7 million in proceeds from sales of common shares under our Open Market Sale Agreement, as amended.

Sources of Liquidity

As of June 30, 2022, we had cash, cash equivalents and investments in marketable securities of $200.6 million. We had no outstanding debt as of June 30, 2022.

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

During the six months ended June 30, 2022, we issued 69,048 common shares pursuant to the Sale Agreement, as amended, resulting in net proceeds of approximately $0.3 million. For the six months ended June 30, 2021, we issued 6,395,780 common shares pursuant to the Sale Agreement, resulting in net proceeds of approximately $26.4 million. As of June 30, 2022, there was approximately $152.0 million available in aggregate under the October 2021 Prospectus Supplement and the March 2022 Prospectus Supplement.

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

Cash requirements

We believe that our $200.6 million of cash, cash equivalents and investments in marketable securities as of June 30, 2022 will be sufficient to fund our operations into the second quarter of 2024 based on our expectation of a net cash burn between $90 million and $95 million in 2022. In the future, substantial additional funds will be required to continue with the active development of our pipeline products and technologies.

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

The information under this item is not required to be provided by smaller reporting companies.

ITEM 4.      CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2022. The term “disclosure controls and procedures”, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure, particularly during the period in which this Quarterly Report on Form 10-Q was being prepared. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their desired objectives, and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2022, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a–15(f) and 15d–15(f) under the Exchange Act) during the three months ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.       LEGAL PROCEEDINGS

Patent Infringement Litigation vs. Moderna

On February 28, 2022, we and Genevant filed a lawsuit in the U.S. District Court for the District of Delaware against Moderna, Inc. and a Moderna affiliate (collectively, “Moderna”) seeking damages for infringement of U.S. Patent Nos. 8,058,069, 8,492,359, 8,822,668, 9,364,435, 9,504,651, and 11,141,378 in the manufacture and sale of MRNA-1273, Moderna’s vaccine for COVID-19. The patents relate to nucleic acid-lipid particles and lipid vesicles, as well as compositions and methods for their use. The lawsuit does not seek an injunction or otherwise seek to impede the sale, manufacture or distribution of MRNA-1273. However, the Company seeks fair compensation for Moderna’s use of its patented technology that was developed with great effort and at great expense, without which Moderna’s COVID-19 vaccine would not have been successful. On May 6, 2022, Moderna filed a partial motion to dismiss the claims “relating to Moderna’s sale and provision of COVID-19 vaccine doses to the U.S. Government.” The motion is now fully briefed. No oral argument date has been set and no case schedule is yet in place.

Acuitas Declaratory Judgment Lawsuit

On March 18, 2022, Acuitas Therapeutics Inc. (“Acuitas”) filed a lawsuit against us and Genevant in the U.S. District Court for the Southern District of New York, asking the court to enter declaratory judgment that Arbutus patent Nos. 8,058,069, 8,492,359, 8,822,668, 9,006,417, 9,364,435, 9,404,127, 9,504,651, 9,518,272, and 11,141,378 do not infringe Pfizer and BioNTech’s COVID-19 vaccine, COMIRNATY, which uses an mRNA lipid provided, under license, by Acuitas. Acuitas also seeks a declaration that each of the listed patents is invalid. On June 24, 2022, Arbutus and Genevant sought a pre-motion conference concerning their anticipated motion to dismiss all of Acuitas’ claims due to lack of subject matter jurisdiction. The request for a pre-motion conference was granted, but the case was subsequently re-assigned to a new judge who has not yet set a new pre-motion conference date. No case schedule is yet in place.

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
On December 18, 2020, UBC delivered to us a notice of arbitration alleging that under its cross license with us, it is due royalties of $2.0 million plus interest arising from our sale to OMERS of part of our royalty interest on future global net sales of ONPATTRO, currently being sold by Alnylam. Oral hearings for this matter were held in April 2022 and, on July 11, 2022, the arbitrator issued his decision fully dismissing UBC’s claim for royalties. As a result, no payments are owed to UBC and the Company intends to pursue an award for reimbursement of costs and attorneys’ fees.

ITEM 1A.    RISK FACTORS

Several of our and our collaboration partners’ current and planned clinical trials have been impacted and could be further delayed or suspended as a result of the military action by Russia in Ukraine.

In February 2022, Russia commenced a military invasion of Ukraine. A portion of our clinical trial evaluating AB-836 and a cohort of Antios’ clinical trial evaluating a triple combination including AB-729 were being conducted in Ukraine. We had also planned to conduct a portion of the following clinical trials in Ukraine: (i) our Phase 2a clinical trial evaluating AB-729 in combination with ongoing NA therapy and short courses of PEG-IFNα-2a in cHBV patients and (ii) our planned Phase 2a clinical trial to evaluate a triple combination of AB-729 with Vaccitech’s VTP-300 and a NA. We intend to utilize alternative clinical trial sites for our ongoing and planned clinical trials impacted by the military action in Ukraine.

Russia’s invasion and the ensuing response by Ukraine has disrupted our and our collaboration partners’ current clinical trials in such jurisdictions and could increase our costs and disrupt future planned clinical development activities. For example, enrollment was completed in a cohort of patients in Antios’ ongoing Phase 2a proof-of-concept clinical trial evaluating a triple combination of AB-729, Antios’ proprietary Active Site Polymerase Inhibitor Nucleotide (ASPIN), ATI-2173, and Viread (tenofovir disoproxil fumarate), a nucleos(t)ide reverse transcriptase inhibitor. However, the majority of patients in this cohort were enrolled in Ukraine and, as a result, these patients have been lost to follow-up before completing the clinical trial. Antios recently terminated this clinical trial and we have terminated our clinical collaboration agreement with Antios. We may report partial data on this cohort.

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
3.1
Notice of Articles and Articles of the Company, as amended (incorporated herein by reference to Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2017, filed with the SEC on March 16, 2018)

3.2
Amendment to Articles of the Company (incorporated herein by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018, filed with the SEC on November 7, 2018)

10.1
Arbutus Biopharma Corporation 2016 Omnibus Share and Incentive Plan, as supplemented and amended (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on May 31, 2022)

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following materials from Arbutus Biopharma Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, formatted in inline XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations; (iii) Condensed Consolidated Statements of Comprehensive Loss; (iv) Condensed Consolidated Statements of Stockholders’ Equity; (v) Condensed Consolidated Statements of Cash Flows; and (vi) Notes to Condensed Consolidated Financial Statements

104	Cover page interactive data file (embedded within the inline XBRL document and included in Exhibit 101)
* Filed herewith.
** Furnished herewith.

SIGNATURES
   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 4, 2022.

ARBUTUS BIOPHARMA CORPORATION

By:	/s/ William H Collier
William H Collier
President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ David C. Hastings
David C. Hastings
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)