Form 10-K
period 2022-12-31
Arbutus Biopharma Corp
filed 2023-03-02
CIK 1447028

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2022
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of June 30, 2022, the last business day of the registrant’s most recently completed second fiscal quarter, the approximate aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant was $290,424,678 (based on the closing price of $2.71 per share as reported on the Nasdaq Global Select Market as of that date).
As of February 28, 2023, the registrant had 162,570,989 common shares, without par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its 2023 Annual Meeting of Shareholders, which the registrant intends to file pursuant to Regulation 14A with the Securities and Exchange Commission no later than 120 days after the registrant’s fiscal year ended December 31, 2022, are incorporated by reference into Part III of this Form 10-K.

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
•our expectation of a net cash burn between $95.0 million and $100.0 million in 2023;
•our belief that we have sufficient cash resources to fund our operations into the fourth quarter of 2024; and
•the possibility that our clinical development plans could be further delayed or suspended as a result of the military action by Russia in Ukraine,

as well as other statements relating to our future operations, financial performance or financial condition, prospects or other future events. Forward-looking statements appear primarily in the sections of this Form 10-K entitled “Item 1-Business,” “Item 1A-Risk Factors,” “Item 7-Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Item 7A-Quantitative and Qualitative Disclosures About Market Risk,” and “Item 8-Financial Statements and Supplementary Data.”

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

Risk Factors Summary

The following is a summary of the principal risks that could adversely affect our business, operations and financial results. For more information, see “Item 1A. Risk Factors” in this Annual Report on Form 10-K for the year ended December 31, 2022.

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
•The COVID-19 pandemic could adversely impact our business, including our clinical development plans.

Risks Related to Development, Clinical Testing, Regulatory Approval, Marketing, and Coverage and Reimbursement of our Product Candidates

•Our product candidates are in early stages of development and must go through clinical trials, which are very expensive, time-consuming and difficult to design and implement. The timing and outcomes of clinical trials are uncertain.
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
•We cannot guarantee how long it will take regulatory agencies to review our applications for product candidates.
•If a particular product candidate causes undesirable side effects, then we may be unable to receive regulatory approval of or commercialize such product candidate.
•We may find it difficult to enroll patients in our clinical trials, which could hinder such clinical trials.
•Several of our and our collaboration partner’s current and planned clinical trials have been impacted and could be further delayed or suspended as a result of the military action by Russia in Ukraine.
•Even if our product candidates obtain regulatory approval, they will remain subject to ongoing regulatory requirements.
•We face significant competition from other biotechnology and pharmaceutical companies targeting HBV and coronaviruses, including COVID-19.
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
•We are subject to United States and Canadian healthcare laws and regulations, which could expose us to adverse consequences such as criminal sanctions, civil penalties, contractual damages or reputational harm, among others.
•Failure to comply with the United States Foreign Corrupt Practices Act, and potentially other similar global laws could subject us to penalties and other adverse consequences.

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
•We are dependent on our collaboration and licensing partners and, therefore, are subject to the efforts of these parties and our ability to successfully collaborate with them.
•We will depend on Qilu Pharmaceutical Co., Ltd. for the development and commercialization of AB-729 in China, Hong Kong, Macau and Taiwan.
•If conflicts arise between our collaboration or licensing partners and us, our collaboration or licensing partners may act in their best interest and not in our best interest, which could adversely affect our business.
•We rely on third parties to conduct our clinical trials, and if they fail to fulfill their obligations, our development plans may be adversely affected.
•We rely exclusively on third parties to formulate and manufacture our product candidates, which exposes us to risks that may delay or hinder development, regulatory approval and commercialization of our products.

Risks Related to Our Intellectual Property

•Other entities may assert patent rights that prevent us from developing or commercializing our products.
•Our patents and patent applications may be challenged and may be found to be invalid, which could adversely affect our business.
•We may incur substantial costs as a result of litigation or other proceedings relating to patent and other intellectual property rights which could have a material adverse effect on our business and could cause the market value of our common shares to decline.
•Confidentiality agreements with employees and others, including collaborators, may not adequately prevent disclosure of trade secrets and other proprietary information.

Risks Related to the Ownership of our Common Shares

•The concentration of common share ownership will likely limit the ability of the other shareholders to influence corporate matters. Further, our articles and certain Canadian laws could delay or deter a change of control.
•We are incorporated in Canada, with our assets located both in Canada and the United States, with the result that it may be difficult for investors to enforce judgments obtained against us or some of our officers.
•If we are deemed to be a “passive foreign investment company,” investors who are subject to United States federal taxation would likely suffer materially adverse United States federal income tax consequences.

General Risk Factors

•If we are unable to attract and retain qualified key individuals, our ability to implement our business plan may be adversely affected.
•We could face liability from our controlled use of hazardous and radioactive materials.
•Our business, reputation, and operations could suffer in the event of information technology system failures.
•We may acquire other assets or businesses, or form strategic alliances or collaborations or make investments in other companies or technologies that could harm our business.

PART I
Item 1. Business

Overview

Arbutus Biopharma Corporation (“Arbutus”, the “Company”, “we”, “us”, and “our”) is a clinical-stage biopharmaceutical company leveraging its extensive virology expertise to develop novel therapeutics that target specific viral diseases. Our current focus areas include Hepatitis B virus (“HBV”), SARS-CoV-2, and other coronaviruses. To address HBV, we are developing an RNA interference (“RNAi”) therapeutic, an oral PD-L1 inhibitor, and an oral RNA destabilizer to potentially identify a combination regimen with the aim of providing a functional cure for patients with chronic HBV infection (“cHBV”) by suppressing viral replication, reducing surface antigen and reawakening the immune system. We believe our lead compound, AB-729, is the only RNAi therapeutic with evidence of immune re-awakening. AB-729 is currently being evaluated in multiple phase 2 clinical trials. We also have an ongoing drug discovery and development program directed to identifying novel, orally active agents for treating coronaviruses, including SARS-CoV-2, where we have nominated a compound and have begun IND-enabling pre-clinical studies. In addition, we are also exploring oncology applications for our internal PD-L1 portfolio.

Strategy

The core elements of our strategy include:

•Developing a broad portfolio of compounds that target cHBV. Our HBV product pipeline includes a subcutaneously-delivered RNAi therapeutic, an oral HBV RNA destabilizer compound and an oral PD-L1 inhibitor. We believe that a combination of compounds that can suppress HBV DNA replication and hepatitis B surface antigen (“HBsAg”) expression as well as reawaken patients’ HBV-specific immune response would address the most important elements to achieving a functional cure. We define a functional cure as unquantifiable plasma HBV DNA and HBsAg levels more than six months after discontinuation of all treatment, with or without quantifiable anti-HBsAg antibodies.

AB-729 is our proprietary subcutaneously-delivered RNAi therapeutic product candidate that suppresses all HBV antigens, including HBsAg expression, which is thought to be a key prerequisite to enable reawakening of a patient’s immune system to respond to HBV. AB-729 is currently in two Phase 2a proof-of-concept clinical trials in combination with other agents with potentially complementary mechanisms of action and we are also continuing to follow subjects from our Phase 1a/1b clinical trial (“AB-729-001”). Preliminary data from AB-729-001 has shown that treatment with AB-729 provided robust and comparable HBsAg declines regardless of dose, dosing interval or patient characteristics and was generally safe and well-tolerated after completing dosing in 41 subjects. Preliminary data also suggests that treatment with AB-729 increased HBV-specific immune responses and, in a small number of subjects who discontinued both AB-729 and nucleos(t)ide analogue (“NA”) therapy, a sustained reduction in HBsAg and HBV DNA persisted after stopping AB-729. The clinical data for AB-729 continues to support its development as a potential cornerstone agent for the treatment of cHBV infection.

AB-101 is our oral PD-L1 inhibitor that has the potential to reawaken patients’ HBV-specific immune response by inhibiting PD-L1. Preclinical data in an HBV mouse model was presented at the 2022 AASLD Liver Meeting showing that combination treatment with AB-101 and an HBV-targeting GalNAc-siRNA agent resulted in activation and increased frequency of HBV-specific T-cells and greater anti-HBsAg antibody production. This favorable preclinical profile supports further development of AB-101 as a therapeutic modality for cHBV treatment and we anticipate initiating a Phase 1 healthy subject clinical trial with AB-101 in the first half of 2023. We are also exploring potential oncology applications for our internal PD-L1 portfolio.

AB-161 is our next-generation oral HBV specific RNA destabilizer. We have conducted extensive non-clinical safety evaluations with AB-161 that gives us confidence in this molecule’s ability to circumvent the peripheral neuropathy findings seen in non-clinical safety studies with our first-generation oral RNA destabilizer, AB-452. We recently presented preclinical data at the Discovery on Target Conference showing that AB-161 reduced HBV RNA and

HBsAg in multiple preclinical models, with favorable liver centricity and lack of observed peripheral neuropathy. We anticipate initiating a Phase 1 healthy subject clinical trial with AB-161 in the first half of 2023.

•Combining therapeutic product candidates with complementary mechanisms of action to find a functional cure for people with cHBV. We believe that our proprietary product candidates AB-729, AB-101 and AB-161 may provide our first proprietary combination therapy for patients with cHBV. In-line with our strategy to position AB-729 as a potential cornerstone therapeutic in future HBV combination regimens, and to help guide future development of combination therapies of AB-729 with other compounds from our proprietary HBV portfolio, we are evaluating AB-729 in combination with other agents with potentially complementary mechanisms of action, including the following:

•AB-729 in combination with ongoing standard-of-care NA therapy and short courses of Peg-IFNα-2a in subjects with cHBV in a Phase 2a proof-of-concept clinical trial (“AB-729-201”). Preliminary data from the lead-in phase of this clinical trial further validated AB-729’s potential to reduce HBsAg in cHBV patients.

•AB-729 in combination with Vaccitech plc’s (“Vaccitech”) VTP-300, a proprietary T-cell stimulating antigen-specific immunotherapeutic, and NA therapy for the treatment of subjects with cHBV in a Phase 2a proof-of-concept clinical trial (“AB-729-202”). We recently amended the clinical trial to include an additional arm with an approved PD-1 monoclonal antibody inhibitor, nivolumab (Opdivo®).

•Advancing small molecule antiviral product candidates to treat COVID-19 and future coronavirus outbreaks. This program is focused on the discovery and development of new molecular entities for treating coronaviruses, including COVID-19, that address specific viral targets including the nsp5 viral protease (“Mpro”) and the nsp12 viral polymerase.

•In the fourth quarter of 2022, we nominated AB-343 as our lead coronavirus drug candidate that inhibits the SARS-CoV-2 Mpro, a validated target for the treatment of COVID-19 and potential future coronavirus outbreaks. In our pre-clinical research conducted to date, AB-343 has shown pan-coronavirus antiviral activity, no reduction in potency against known SARS-CoV-2 variants, robust activity against SARS-CoV-2 Mpro resistant strains, and a favorable drug-drug interaction profile with no need for ritonavir boosting. We are advancing AB-343 into IND-enabling studies. We are also continuing lead optimization activities for an nsp12 viral polymerase, which could potentially be combined with AB-343 to achieve better patient treatment outcomes and for use in prophylactic settings.

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

Current treatments and their limitations

Today’s current treatment options for cHBV include pegylated interferon-α regimens (“Peg-IFNα”) and NA therapies. Peg-IFNα, a synthetic version of a substance produced by the body to fight infection, is administered by injection and has numerous side effects including flu-like symptoms and depression. NA therapies are oral antiviral medications which, when taken chronically, reduce HBV virus replication and inflammation and significantly reduce HBV DNA in the blood. Oral NA therapies have become the standard-of-care for HBV treatment, mainly due to their ability to drive viral load to undetectable levels in the serum of patients, their single pill once-a-day dosing and favorable safety profile. However, in most cases, once Peg-IFNα and NA therapies are stopped, virus replication resumes and liver inflammation and fibrosis may still progress. While these treatments reduce viral load, less than 5% of patients are functionally cured after a finite treatment duration. With such low cure rates, most patients with cHBV are required to take NA therapy daily for the rest of their lives.

Background on Coronaviruses

Coronaviruses are a large family of viruses that range from the common cold to more severe diseases such as severe acute respiratory syndrome (SARS), Middle East respiratory syndrome (MERS), and COVID-19. COVID-19 has caused approximately 7.2 million deaths globally according to an analysis by the Institute for Health Metrics and Evaluation (IHME). COVID-19 spreads when an infected person breathes out droplets and very small particles that contain the virus. As we strive to identify and develop new antiviral small molecules to treat COVID-19 and future coronavirus outbreaks, we have focused our research efforts on two essential targets critical for replication across all coronaviruses – nsp5 protease and nsp12 polymerase.

Current treatments and their limitations

Today’s current treatment options for COVID-19 include multiple vaccines, anti-viral drugs and antibodies to prevent or treat the disease. Despite the high efficacy of the COVID-19 vaccines, it is estimated that more than 25% of the world’s population remains unvaccinated against COVID-19. Today’s anti-viral treatments have certain limitations, including a short time frame to begin treatment, potential drug-drug interactions due to ritonavir boosting and frequently occurring side effects. Patients continue to be hospitalized and die from COVID-19. In addition to the availability of vaccines and other treatments, new effective and safe therapies are needed to successfully combat the COVID-19 pandemic and any future coronavirus outbreaks.

Our Product Candidates

Our product pipeline includes multiple product candidates that target various steps in the HBV viral lifecycle and pan-coronavirus compounds that target essential viral targets for replication.

Our product pipeline consists of the following programs:

We continue to explore expansion opportunities for our pipeline through internal discovery and development activities and through potential strategic alliances.

RNAi therapeutic (AB-729)

RNAi therapeutics represent a significant advancement in drug development. RNAi therapeutics utilize a natural pathway within cells to silence genes by eliminating the disease-causing proteins that they code for. We are developing RNAi therapeutics that are designed to reduce HBsAg expression and other HBV antigens in people with cHBV. Reducing HBsAg is widely believed to be a key prerequisite to enable a patient’s immune system to reawaken and respond against the virus.

AB-729 is a subcutaneously-delivered RNAi single-trigger therapeutic targeted to hepatocytes using our proprietary covalently conjugated GalNAc delivery technology. AB-729 reduces all HBV antigens and inhibits viral replication.

Phase 1a/1b single- and multiple-dose clinical trial (AB-729-001)

In this three-part clinical trial, we investigated the safety, tolerability, pharmacokinetics, and pharmacodynamics of single- and multi-doses of AB-729 in healthy subjects and in cHBV patients with the goal of identifying the most appropriate doses and dosing intervals to take forward into Phase 2 clinical development.

The first two parts evaluated single ascending doses of AB-729 in healthy subjects and in patients with cHBV, respectively. Data showed that a 60mg or 90mg single dose of AB-729 results in robust HBsAg and HBV DNA declines in HBV DNA positive patients. Part 3 of the trial dosed HBV DNA negative/positive patients with 60mg or 90mg of AB-729 every 4, 8 or twelve weeks. Dosing of patients in Part 3 has been completed and we are continuing to follow these patients.

Data from Part 3 of the AB-729-001 clinical trial was presented at the 2022 European Association for the Study of the Liver (EASL) International Liver Congress™ (ILC) in June 2022 and showed that repeat dosing of 60mg and 90mg of AB-729 in 41 patients resulted in robust and comparable HBsAg declines in HBeAg positive/negative and HBV DNA positive/negative patients at week 48 (1.89 to 2.15 log10 decline in HBsAg). Fifty percent of the patients (16 out of 32) maintained HBsAg levels below 100 IU/mL 24 weeks after their last dose of AB-729. Patients treated with AB-729 experienced an increase in HBV-specific T-cells activation and a decrease in exhausted T-cells. In this trial, AB-729 was generally safe and well-tolerated.

At the AASLD Liver Meeting in November 2022, we presented additional data from Part 3 of the AB-729-001 clinical trial, which included nine patients who had had previously completed 48 weeks of treatment with AB-729, and 24 weeks later met protocol-defined criteria to also stop NA therapy. These nine patients had completed 12 to 44 weeks of follow-up after discontinuing their NA therapy. None had met the protocol-defined criteria to restart NA therapy and there was no evidence of clinical or biochemical relapse. HBsAg levels remained at 1.05 log10 to 2.35 log10 below pre-trial levels in all nine patients. Three patients experienced transient HBV DNA elevations that spontaneously resolved without intervention, which further supports AB-729’s potential for immunological control. One patient restarted NA therapy at the investigator’s request after the week 20 visit; no alanine transaminase (“ALT”) elevation or safety signals were observed. There were no adverse events (“AEs”) reported and no ALT flares were observed in the clinical trial. Recently, one of the eight remaining patients met the protocol-defined HBV DNA criteria to restart NA therapy without evidence of any ALT flare. We are continuing to follow the seven patients who remain off NA therapy and anticipate reporting additional off-treatment data in the first half of 2023.

The new clinical data for AB-729 continues to support its development as a potential cornerstone agent for the treatment of cHBV infection. The efficacy and safety data for AB-729, derived from up to one year of dosing, supported our view that 60 mg every 8 weeks was an appropriate dose to move forward in our Phase 2a clinical trials. To advance our efforts to position AB-729 as a potential cornerstone therapeutic in future HBV combination regimens, we are evaluating AB-729 in several Phase 2a proof-of-concept combination clinical trials with other agents with potentially complementary mechanisms of action, some via clinical collaborations with other companies as described below.

Phase 2a proof-of-concept clinical trial to evaluate AB-729 in combination with Peg-IFNα-2a (AB-729-201)

We have completed enrollment in a randomized, open label, multicenter Phase 2a proof-of-concept clinical trial investigating the safety and antiviral activity of AB-729 in combination with ongoing NA therapy and short courses of Peg-IFNα-2a in 43 stably NA-suppressed, HBeAg negative, non-cirrhotic patients with cHBV. After 24-weeks of dosing with AB-729 (60mg every 8 weeks), patients are randomized into one of four arms to receive ongoing NA therapy plus Peg-IFNα-2a for either 12 or 24 weeks, with or without additional doses of AB-729. After completion of the assigned Peg-IFNα-2a treatment period, all patients will remain on NA therapy for the initial 24-week follow-up period, and will then discontinue NA treatment, provided they meet protocol-defined stopping criteria. Patients who stop NA therapy will enter an intensive follow-up period for 48 weeks.

Preliminary data from the lead-in phase of the trial further validated AB-729’s potential to reduce HBsAg. For the first 15 patients who reached week 16 of treatment and received two doses of AB-729 plus NA therapy, the mean HBsAg decline was 1.51 log10, comparable to the decline observed at the same timepoint in the Phase 1b clinical trial AB-729-001 (1.56 log10), while continuing to exhibit a generally safe and well-tolerated profile. We anticipate providing preliminary data from patients who have received doses of Peg-IFNα-2a in the first half of 2023.

Collaboration with Vaccitech (AB-729-202)
Through a clinical collaboration agreement with Vaccitech that we entered into in July 2021, we are enrolling patients in AB-729-202, a Phase 2a proof-of-concept clinical trial evaluating the safety, antiviral activity and immunogenicity of Vaccitech’s VTP-300, a proprietary T-cell stimulating antigen-specific immunotherapeutic, administered after AB-729 in NA-suppressed patients with cHBV. The trial is designed to enroll 40 NA-suppressed, HBeAg negative or positive, non-cirrhotic cHBV patients. All patients will receive AB-729 (60mg every 8 weeks) plus NA therapy for 24 weeks. At week 24, treatment with AB-729 will stop. Patients will continue only their NA therapy and will be randomized to receive VTP-300 or placebo at Week 26, Week 30 and at Week 38 (if protocol-defined eligibility is met). At week 48, all patients will be evaluated for eligibility to discontinue NA therapy and will be followed for an additional 24-48 weeks. We anticipate providing preliminary data from patients who received AB-729, NA therapy and VTP-300 in the second half of 2023.

We recently amended the AB-729-202 protocol to include an additional arm with an approved PD-1 inhibitor, nivolumab (Opdivo®). Upon regulatory approval of the amendment, 20 patients will receive AB-729 (60mg every 8 weeks) plus NA therapy for 24 weeks, followed by administration of VTP-300 plus a low dose of nivolumab in conjunction with the booster dose(s) only while remaining on their NA therapy. At week 48, all patients will be evaluated for eligibility to discontinue NA therapy, and will be followed for an additional 24-48 weeks. We anticipate dosing the first patient in this arm in the first half of 2023, subject to regulatory approval.

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

Collaboration with Assembly

Through a clinical collaboration agreement with Assembly that we entered into in August 2020, Assembly conducted a clinical trial evaluating AB-729 in combination with its first-generation HBV core inhibitor (capsid inhibitor) candidate VBR and standard-of-care NA therapy for the treatment of cHBV in HBeAg negative patients with cHBV. The randomized, multi-center, open-label Phase 2a proof-of-concept clinical trial was designed to evaluate the safety, pharmacokinetics, and antiviral activity of the triple combination of AB-729, VBR, and an NA (n=32) compared to the dual combinations of VBR with an NA (n=16) and AB-729 with an NA (n=17). Patients were dosed for 48 weeks with AB-729 (60mg subcutaneously every 8 weeks) and/or VBR (300mg orally once daily), with a 48-week follow-up period. At week 48, all patients were to be evaluated for eligibility to discontinue NA therapy. In July 2022, Assembly announced its plans to discontinue development of VBR. Despite this, in consultation with Assembly, we continued this Phase 2a proof-of-concept clinical trial in order to fully and accurately assess the results. Assembly completed enrollment in the clinical trial and preliminary data were presented at the 2022 AASLD Liver

Meeting, which indicated that adding VBR to AB-729 and NA therapy does not positively or negatively impact the reduction of HBsAg compared to AB-729 and NA therapy alone. Accordingly, we have mutually agreed to discontinue the clinical trial following completion of the final, on-treatment visit at week 48. All regimens were generally safe and well-tolerated in this trial. Both parties shared in the costs of the collaboration. Except to the extent necessary to carry out Assembly’s responsibilities with respect to the collaboration trial, we have not provided any license grant to Assembly for use of AB-729.

Oral PD-L1 Inhibitor (AB-101)

PD-L1 inhibitors complement our pipeline of agents and could potentially be an important part of a combination therapy for the treatment of HBV by reawakening the immune system. Highly functional HBV-specific T cells within our immune system are believed to be required for long-term HBV viral resolution. However, HBV-specific T cells become functionally defective, and greatly reduced in their frequency during cHBV. One approach to boost HBV-specific T cells is to prevent PD-L1 proteins from binding to PD-1 and thus inhibiting the HBV-specific immune function of T cells. Immune checkpoints such as PD-1/PD-L1 play an important role in the induction and maintenance of immune tolerance and in T-cell activation.

AB-101 is our oral PD-L1 inhibitor candidate that we believe will allow for controlled checkpoint blockade while minimizing the systemic safety issues typically seen with checkpoint antibody therapies. Preclinical data generated thus far indicates that AB-101 mediates activation and reinvigoration of HBV-specific T-cells from cHBV patients. In June 2022, we presented a poster at the 2022 EASL ILC highlighting data from a study that was designed to assess the preclinical activity of AB-101 and the compound’s ability to reinvigorate patient HBV-specific T-cells. Studies were conducted using a transgenic MC38 tumor mouse model and peripheral blood mononuclear cells (PBMCs) from cHBV patients. The data presented showed that once daily oral administration of AB-101 resulted in profound tumor reduction that was associated with T-cell activation. In addition, AB-101 activates and reinvigorates HBV-specific T-cells in vitro. Additionally, preclinical data in an HBV mouse model was presented at the 2022 AASLD Liver Meeting showing that monotherapy with AB-101 reduced PD-L1 in liver immune cells, confirming liver target engagement of the compound. Combination treatment with AB-101 and an HBV-targeting GalNAc-siRNA agent resulted in activation and increased frequency of HBV-specific T-cells and greater anti-HBsAg antibody production. This favorable preclinical profile supports further development of AB-101 as a therapeutic modality for cHBV treatment. We believe AB-101, when used in combination with other approved and investigational agents, could potentially lead to a functional cure in HBV chronically infected patients. We anticipate initiating a Phase 1 healthy subject clinical trial with AB-101 in the first half of 2023 with data from the single-ascending dose portion of the clinical trial expected in the second half of 2023.

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

Oral HBV RNA Destabilizer (AB-161)

HBV RNA destabilizers are small molecule orally available agents that cause the destabilization and ultimate degradation of HBV RNAs. Mechanistically, RNA destabilizers target the host proteins PAPD5/7, which are involved in regulating the stability of HBV RNA transcripts.  In doing so, RNA destabilizers lead to the selective degradation of HBV RNAs, thus reducing HBsAg levels and inhibiting viral replication. To provide a proprietary all-oral treatment regimen for patients with cHBV, we believe inclusion of a small molecule RNA destabilizer is key. HBV RNA destabilizers have the potential to complement or replace subcutaneously delivered RNAi agents, such as AB-729.

AB-161 is our next-generation oral small molecule RNA destabilizer specifically designed to target the liver. We have conducted extensive non-clinical safety evaluations with AB-161 that provide confidence in this molecule’s ability to circumvent the peripheral neuropathy findings seen in non-clinical safety studies with our first-generation oral RNA destabilizer, AB-452. We recently presented preclinical data at the 2022 Discovery on Target Conference showing that AB-161 reduced HBV RNA and HBsAg in multiple preclinical models, with favorable liver centricity and lack of observed peripheral neuropathy. We anticipate initiating a Phase 1 healthy subject clinical trial with AB-161 in the first half of 2023 with single-ascending dose data expected in the second half of 2023.

Coronavirus Program

While our core mission is to find a cure for HBV, the magnitude of the coronavirus pandemic is undeniable. Given our science team’s proven expertise in the discovery of new antiviral therapies, in 2020 we initiated a drug discovery effort for treating coronaviruses, including COVID-19. To that end, we have assembled an internal team of expert scientists under the direction of our Chief Scientific Officer, Dr. Michael Sofia, to identify novel small molecule therapies to treat COVID-19 and future coronavirus outbreaks. Dr. Sofia, who was awarded the Lasker-DeBakey Award for his discovery of sofosbuvir, brings extensive antiviral drug discovery experience to this program. As we strive to identify and develop new antiviral small molecules to treat COVID-19 and future coronavirus outbreaks, we have focused our research efforts on two essential targets critical for replication across all coronaviruses – nsp5 protease and nsp12 polymerase. These targets are essential viral proteins that our science team has experience in targeting.

Oral Mpro Inhibitor (AB-343)

AB-343 is our lead coronavirus drug candidate that inhibits Mpro. In our pre-clinical research conducted to date, AB-343 has shown pan-coronavirus antiviral activity, no reduction in potency against known SARS-CoV-2 variants, robust activity against SARS-CoV-2 Mpro resistant strains, and a favorable drug-drug interaction profile with no need for ritonavir boosting. We anticipate completing IND-enabling studies and initiating a Phase 1 clinical trial with AB-343 in the second half of 2023. We also intend to nominate a nsp12 clinical candidate and initiate IND-enabling studies in the second half of 2023. An nsp12 viral polymerase could potentially be combined with AB-343 to achieve better patient treatment outcomes and for use in prophylactic settings.

Collaboration with X-Chem, Inc. and Proteros biostructures GmbH

In March 2021, we entered into a discovery research and license agreement, as amended, with X-Chem, Inc. (“X-Chem”) and Proteros biostructures GmbH (“Proteros”) to focus on the discovery of novel inhibitors targeting the SARS-CoV-2 nsp5 main protease (Mpro). The agreement is designed to accelerate the development of pan-coronavirus agents to treat COVID-19 and potential future coronavirus outbreaks. This collaboration brought together our expertise in the discovery and development of antiviral agents with X-Chem’s industry leading DNA-encoded library (DEL) technology and Proteros’ protein sciences, biophysics and structural biology capabilities and provides important synergies to potentially identify safe and effective therapies against coronaviruses, including SARS-CoV-2. The collaboration allows for the rapid screening of one of the largest small molecule libraries against Mpro (an essential protein required for the virus to replicate itself) and the use of state-of-the-art structure guided methods to rapidly optimize Mpro inhibitors to progress to clinical candidates. The agreement provides for payments by us to X-Chem and Proteros upon satisfaction of certain development, regulatory and commercial milestones, as well as royalties on sales. Through this collaboration, we identified and obtained a worldwide exclusive license to several molecules that inhibit Mpro, a validated target for the treatment of COVID-19 and potential future coronavirus outbreaks.

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

Other Collaborations, Royalty Entitlements and Intellectual Property Litigation

Collaboration with Qilu Pharmaceutical Co., Ltd. (“Qilu”)

In December 2021, we entered into a technology transfer and license agreement (the “License Agreement”) with Qilu, pursuant to which we granted Qilu a sublicensable, royalty-bearing license, under certain intellectual property owned by us, which is non-exclusive as to development and manufacturing and exclusive with respect to commercialization of AB-729, including pharmaceutical products that include AB-729, for the treatment or prevention of hepatitis B in China, Hong Kong, Macau and Taiwan (the “Territory”).

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

Qilu is responsible for all costs related to developing, obtaining regulatory approval for, and commercializing AB-729 for the treatment or prevention of hepatitis B in the Territory. Qilu is required to use commercially reasonable efforts to develop, seek regulatory approval for, and commercialize at least one AB-729 product candidate in the Territory. A joint development committee has been established between us and Qilu to coordinate and review the development, manufacturing and commercialization plans. Both parties also have entered into a supply agreement and related quality agreement pursuant to which we will manufacture or have manufactured and supply Qilu with all quantities of AB-729 necessary for Qilu to develop and commercialize in the Territory until we have completed manufacturing technology transfer to Qilu and Qilu has received all approvals required for it or its designated contract manufacturing organization to manufacture AB-729 in the Territory.

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

Alnylam Pharmaceuticals, Inc. (“Alnylam”) and Acuitas Therapeutics, Inc. (“Acuitas”)

We have two royalty entitlements to Alnylam’s global net sales of ONPATTRO.

In 2012, we entered into a license agreement with Alnylam that entitles Alnylam to develop and commercialize products with our lipid nanoparticle (“LNP”) delivery technology. Alnylam’s ONPATTRO, which represents the first approved application of our LNP technology, was approved by the United States FDA and the European Medicines Agency (“EMA”) during the third quarter of 2018 and was launched by Alnylam immediately upon approval in the United States. Under the terms of this license agreement, we are entitled to tiered royalty payments on global net sales of ONPATTRO ranging from 1.00% - 2.33% after offsets, with the highest tier applicable to annual net sales above $500 million. This royalty interest was sold to the Ontario Municipal Employees Retirement System (“OMERS”), effective as of January 1, 2019, for $20 million in gross proceeds before advisory fees. OMERS will retain this entitlement until it has received $30 million in royalties, at which point 100% of this royalty entitlement on future global net sales of ONPATTRO will revert to us. OMERS has assumed the risk of collecting up to $30 million of future royalty payments from Alnylam and we are not obligated to reimburse OMERS if they fail to collect any such future royalties. If this royalty entitlement reverts to us, it has the potential to provide an active royalty stream or to be otherwise monetized again in full or in part. From the inception of the royalty sale through December 31, 2022, an aggregate of $18.9 million of royalties have been collected by OMERS.

We also have rights to a second royalty interest ranging from 0.75% to 1.125% on global net sales of ONPATTRO, with 0.75% applying to sales greater than $500 million, originating from a settlement agreement and subsequent license agreement with Acuitas. This royalty entitlement from Acuitas has been retained by us and was not part of the royalty entitlement sale to OMERS.

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

In July 2020, Roivant recapitalized Genevant through an equity investment and conversion of previously issued convertible debt securities held by Roivant. We participated in the recapitalization of Genevant with an equity investment of $2.5 million. In connection with the recapitalization, the three parties entered into an Amended and Restated Shareholders Agreement that provides Roivant with substantial control of Genevant. We have a non-voting observer seat on Genevant’s Board of Directors. As of December 31, 2022, we owned approximately 16% of the common equity of Genevant and the carrying value of our investment in Genevant was zero. Our entitlement to receive future royalties or sublicensing revenue from Genevant was not impacted by the recapitalization.

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

The status of these patents, which collectively represent only a fraction of our extensive LNP patent portfolio, is as follows:

‘127 Patent
With respect to the ‘127 Patent, the PTAB held all claims as invalid on September 10, 2019, by reason of anticipatory prior art. However this decision was vacated and sent back (remanded) to the PTAB for a rehearing, pending the Supreme Court’s decision whether to grant certiorari in a different case, United States v. Athrex, Inc. (“US v. Athrex”), the holding of which could impact the findings in the ‘127 Patent matter. The Supreme Court granted certiorari in US v. Athrex on October 13, 2020 (i.e. agreed to review the decision appealed from a lower court). Until the Supreme Court rendered its opinion in US v. Athrex, the ‘127 Patent hearing remained in abeyance, with no decision reached as to the validity of its claims. The Supreme Court decided on the US v. Athrex case on June 21, 2021, following which the Federal Circuit reinstated the appeal sua sponte, requiring the parties to brief how the case should proceed in light of the Supreme Court’s opinion or for the Appellant to waive the challenge. We elected to waive the challenge and proceed with the appeal at the Federal Circuit. The opening brief was filed on October 25, 2021. Moderna’s responsive brief was filed on February 24, 2022 and our reply brief was filed on April 26, 2022. An oral hearing for this matter was held on November 4, 2022.

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

Moderna and Merck European Oppositions

On April 5, 2018, Moderna and Merck, Sharp & Dohme Corporation (“Merck”) filed Notices of Opposition to Arbutus’ European patent EP 2279254 (“the ’254 Patent”) with the European Patent Office (“EPO”), requesting that the ‘254 Patent be revoked in its entirety for all contracting states. We filed a response to Moderna and Merck’s oppositions on September 3, 2018. A hearing was conducted before the Opposition Division of the EPO on October 10, 2019. At the conclusion of the hearing, the EPO upheld an auxiliary request adopting the amendment, as put forth by us, of certain claims of the ‘254 Patent. In February 2020 Moderna and Merck filed Notices of Appeal challenging the EPO’s grant of the auxiliary request. Merck filed its notice of appeal on February 24, 2020 and Moderna on February 27, 2020. Both Merck and Moderna perfected their appeals by filing Grounds of Appeal on April 30, 2020. We filed our responses to the appeals on September 18, 2020. On March 22, 2022, Moderna filed further written submissions to which Arbutus and Genevant responded in August 2022. The date for the oral proceedings has not been set.

While we are the patent holder, the ‘127 Patent, the ‘435 Patent, the ‘069 Patent and the ‘254 Patent have been licensed to Genevant and are included in the rights licensed by us to Genevant under the Genevant License.

Patent Infringement Litigation vs. Moderna

On February 28, 2022, we and Genevant filed a lawsuit in the U.S. District Court for the District of Delaware against Moderna, Inc. and a Moderna affiliate seeking damages for infringement of U.S. Patent Nos. 8,058,069, 8,492,359, 8,822,668, 9,364,435, 9,504,651, and 11,141,378 in the manufacture and sale of MRNA-1273, Moderna’s vaccine for COVID-19. The patents relate to nucleic acid-lipid particles and lipid vesicles, as well as compositions and methods for their use. The lawsuit does not seek an injunction or otherwise seek to impede the sale, manufacture or distribution of MRNA-1273. However, we seek fair compensation for Moderna’s use of our patented technology that was developed with great effort and at great expense, without which Moderna’s COVID-19 vaccine would not have been successful. On May 6, 2022, Moderna filed a partial motion to dismiss the claims “relating to Moderna’s sale and provision of COVID-19 vaccine doses to the U.S. Government.” On November 2, 2022, the Court issued an Order denying Moderna’s motion. On November 30, 2022, Moderna filed its Answer to the Complaint and Counterclaims. Arbutus and Genevant filed their Answer to Moderna’s Counterclaims on December 21, 2022. On February 14, 2023, the U.S. Dept. of Justice filed a Statement of Interest in the action. On February 16, 2023, the Court held an Initial Pretrial Conference after which it issued an Order, dated February 16, 2023, ordering that within 14 days of the issuance of the Order, the parties and the U.S. Government are to submit letters regarding the impact of the Governments’ Statement of Interest on the scheduling of the matter.

Acuitas Declaratory Judgment Lawsuit

On March 18, 2022, Acuitas filed a lawsuit against us and Genevant in the Southern District of New York, asking the court to enter declaratory judgment that Arbutus patent Nos. 8,058,069, 8,492,359, 8,822,668, 9,006,417, 9,364,435, 9,404,127,

9,504,651, 9,518,272, and 11,141,378 do not infringe Pfizer and BioNTech’s COVID-19 vaccine, COMIRNATY, which uses an mRNA lipid provided, under license, by Acuitas. Acuitas also seeks a declaration that each of the listed patents is invalid. On June 24, 2022, we and Genevant sought a pre-motion conference concerning our anticipated motion to dismiss all of Acuitas’ claims due to lack of subject matter jurisdiction. The request for a pre-motion conference was granted, but the case was subsequently re-assigned to a new judge who entered an order directing: (i) Acuitas to inform the court whether it intended to file an amended complaint; (ii) that Acuitas must file any amended complaint by a certain date; and (iii) that if Acuitas did not file an amended complaint, we and Genevant must file our motion to dismiss by a certain date. Acuitas filed its amended complaint on September 6, 2022. On October 4, 2022, we and Genevant filed our motion to dismiss the Acuitas action for lack of subject matter jurisdiction based on the lack of a case or controversy. Acuitas filed its opposition to the motion to dismiss on November 1, 2022 and we and Genevant filed our reply brief on November 16, 2022. The motion is now fully briefed. No case schedule is yet in place.

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

Human Capital

Employee Composition

As of December 31, 2022, we had 98 employees (96 full-time and 2 part-time), 76 of whom were engaged in research and development, including three medical doctors, 35 individuals with Doctors of Philosophy (PhDs) degrees, and another 10 individuals with Master of Science degrees. Our workforce is 49% female and 31% of our employees holding a position of vice president or higher are female. None of our employees are represented by a labor union or covered by a collective bargaining agreement, nor have we experienced any work stoppages. We believe that relations with our employees are good. We supplement our in-house expertise with outsourced capabilities when it would be cost prohibitive to build our own in-house capabilities. For example, we outsource a substantial portion of our clinical trial work to clinical research organizations and a majority of our drug manufacturing is out-sourced to contract manufacturers. Our in-house clinical development and manufacturing teams implement our development strategies and oversee the activities of our outside vendors.

Employee Oversight, Training and Development

We are invested in the professional development of our employees. In order to promote long-term retention and to maximize the potential of our employees, we provide individualized performance management programs. We also offer needs-based supplemental training to our employees. In order to monitor employee satisfaction and as well to identify ways in which employee satisfaction and engagement can be improved, we also survey our employees on a regular basis, reporting the results of the surveys to management and to our board of directors. In 2022, we experienced our lowest employee turnover in the previous seven years, while many other companies experienced their highest in the midst of an historically competitive job market. Given our financial resources and our track record, we were able to hire 17 new employees in 2022 to support our expanding pipeline of research programs and product candidates.

Compensation and Benefits

Drug development is a complex endeavor that requires deep expertise and attracting and retaining qualified employees for specialized biopharmaceutical positions. Our compensation programs are designed to attract and retain top talent. We offer every employee a total compensation package consisting of base salary, cash target bonus targeting the 50th to 75th percentile of market based on company size and industry, a comprehensive benefit package, including medical, dental and vision health care coverage, a 401(k) plan with an employer match, tax-advantaged savings accounts and equity compensation for every employee, which includes stock options and restricted stock units. We also provide eligible employees the opportunity to participate in our employee stock purchase plan and our employee rewards and recognition programs. In addition, we provide our employees with wellness programs and we offer mental health support to our employees and dependents.

Work-life Balance

We aim to ensure our employees maintain a work-life balance by offering 25 paid days of time-off, 12 days of paid holidays, and we shut down in the last week of December. We provide paid parental leave to both birth and adoptive parents. In addition, we allow our employees to have a flexible work schedule and, to the extent possible, depending on the nature of the work, remote and hybrid work arrangements. We believe our focus on total rewards and work-life balance contributed to our having been named one of Philadelphia Business Journal’s Best Places to Work in 2022, a prestigious award that is based on employee survey results.

Environmental, Social and Governance

Environmental

We are a pre-commercial company of less than one hundred employees, engaged in research and development. Manufacturing activities to support these activities is almost entirely outsourced and biohazardous and chemical waste disposal is handled by third party vendors. Although our environmental footprint is subsequently small, we regularly review and evaluate our energy use to identify ways in which we can maximize efficiencies and minimize waste.

Social

The culture at Arbutus reflects our commitment to our employees, to our community, and to making a meaningful contribution to world health. We are active in community outreach and participate in many local charities serving underserved communities in the Philadelphia area, including partnering with Life Sciences Cares Philadelphia.

Safety in the Workplace

We strive to provide a productive and safe working environment for our employees. To protect the health and safety of our employees, we have a Health and Safety Committee, officially certified by the PA Department of Labor and Industry - Bureau of Workers Compensation, which is committed to the principles of leadership, responsibility, prevention, and compliance. We follow all recognized Environmental Health and Safety standards and management systems. We have also established an Occupational Health and Safety policy and related standard operating procedures, all of which are used to train our employees in the proper procedures for the workplace. We also solicit employee and contractor recommendations to improve on the safety of our working conditions.

Diversity, Equity and Inclusion

Our commitment to diversity and inclusion is demonstrated by our placement of ultimate responsibility for diversity, equity and inclusion with our board of directors, informed by the recommendations of management and the board’s Nominating and Governance Committee. Our Code of Business Conduct (the “Code of Conduct”) prohibits discrimination and harassment of any kind, including discrimination or harassment based on age, race, ethnicity, religion, gender, sexual preference and disability. In addition to our anti-harassment and human rights policies, we also require mandatory annual training in unconscious bias and anti-harassment. Some of the diversity and inclusion initiatives at Arbutus include the formation of a Diversity and Inclusion Committee comprised of Arbutus employees and the broadening of the geographical reach of our recruitment efforts. We also celebrate Juneteenth as a corporate holiday.

Our Contribution to World Health

We are dedicated to meaningfully contributing to world health. We are pursuing the mission of finding a cure for Hepatitis B viral infections, an unmet medical need affecting over 290 million people worldwide, and we are working to develop a treatment for coronaviruses, including COVID-19.

Governance

As stated in our Code of Conduct, we are committed to complying with all applicable laws, rules and regulations not just in the United States and Canada, but in all the countries in which we operate. In addition to mandating training on our Code of Conduct on an annual basis, we also provide annual training on insider trading, anti-bribery and anti-corruption, among other topics. In addition, we require our suppliers’ agreement to comply with anti-bribery and anti-fraud provisions, and to comply with all applicable laws. All vendors also receive our Code of Conduct at the time of their engagement with us. We comply with all applicable regulations in conducting clinical trials, including FDA ethical regulations, the Declaration of Helsinki and the International Conference on Harmonisation - good Clinical Practices (ICH-GCP).

Competition

We face a broad range of current and potential competitors, from established global pharmaceutical companies with significant resources, to research-stage companies. In addition, we face competition from academic and research institutions and government agencies for the discovery, development and commercialization of novel therapeutics to treat HBV and coronaviruses. Many of our competitors, either alone or with their collaborative partners, have significantly greater financial, product development, technical, manufacturing, sales, and marketing resources than we do. In addition, many of our direct competitors are large pharmaceutical companies with internal research and development departments that have significantly greater experience in testing product candidates, obtaining FDA and other regulatory approvals of product candidates, and achieving widespread market acceptance for those products.

As a significant unmet medical need exists for HBV, there are several large and small pharmaceutical companies focused on delivering singular or combinations of therapeutics for the treatment of HBV. These companies include, but are not limited to, Johnson & Johnson, Roche, Vir Biotechnology, GlaxoSmithKline, Gilead Sciences, Assembly, Enanta Pharmaceuticals, Aligos Therapeutics and Vaccitech. These companies are developing products such as antisense oligonucleotides, capsid inhibitors, RNAi therapeutics, immune modulators and surface antigen inhibitors. These product candidates are in various stages of pre-clinical and clinical development. Further, in addition to current investigational therapeutics in development, it is likely that additional drugs will become available in the future for the treatment of HBV.

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

Manufacturing

We currently rely on third-party manufacturers to supply drug substance and drug products, including AB-729, AB-101, AB-161 and AB-343, for our ongoing and anticipated clinical trials and non-clinical studies. We currently have no plans to establish any large-scale internal manufacturing facilities for our product candidates.

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

Development and Approval

The process to develop and obtain approval for biopharmaceutical products for commercialization in the United States and many other countries is lengthy, complex and expensive, and the outcome is far from certain. Although foreign requirements for conducting clinical trials and obtaining approval may differ in certain respects from those in the United States, there are many similarities and they often are equally rigorous, and the outcome cannot be predicted with confidence. A key component of any submission for approval in any jurisdiction is pre-clinical and clinical data demonstrating the product candidate’s safety and effectiveness.

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

FDA performance goals generally provide for action on an NDA within 10 months of the 60-day filing date, or within 12 months of the NDA submission. That deadline can be extended under certain circumstances, including by the FDA’s requests for additional information. The targeted action date can also be shortened to 6 months of the 60-day filing date, or 8 months after NDA submission for product candidates that are granted priority review designation because they are intended to treat serious or life-threatening conditions and demonstrate the potential to address unmet medical needs. The FDA has other programs to expedite development and review of product candidates that address serious or life-threatening conditions. For example, the Fast Track program is intended to facilitate the development and review of new drugs that demonstrate the potential to address unmet medical needs involving serious or life-threatening diseases or conditions. If a product candidate receives Fast Track designation, the FDA may review sections of the NDA on a rolling basis, rather than requiring the entire application to be submitted to begin the review. Product candidates with Fast Track designation also may be eligible for more frequent meetings and correspondence with the FDA about the product candidate’s development. Another FDA program intended to expedite development is the Accelerated Approval pathway, which allows approval on the basis of a surrogate endpoint that is reasonably likely to predict clinical benefit or on an intermediate clinical endpoint. To qualify for review under the Accelerated Approval pathway, a product candidate must treat a serious condition, provide a meaningful advantage over available therapies, and demonstrate an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit or on an intermediate clinical endpoint. On December 29, 2022, Congress enacted the Consolidated Appropriations Act of 2023, which included several changes to the Accelerated Approval pathway within the Food and Drug Omnibus Reform Act (“FDORA”). Under FDORA, the FDA must specify the conditions for any post-approval studies before granting an Accelerated Approval. FDORA gives the agency significant flexibility in setting forth such conditions, which may include enrollment targets, study protocol and milestones—including the target date of study completion. The FDA may also require, as appropriate, that certain post-approval studies be underway prior to Accelerated Approval or within a specified time from the date of approval. Accelerated Approval sponsors are required to report progress every six months on required post-approval trials. Breakthrough Therapy designation, which is available for product candidates under development for serious or life-threatening conditions and where preliminary clinical evidence shows that the product candidate may have substantial improvement on at least one clinically significant endpoint over available therapies, means that a product candidate will be eligible for all of the benefits of Fast Track designation, as well as more intensive guidance from the FDA on an efficient drug development program and a commitment from the agency to involve senior FDA managers in such guidance. Even if a product candidate qualifies for Fast Track designation or Breakthrough Therapy designation, the FDA may later decide that the product no longer meets the conditions for designation and may rescind the designation, and/or may determine that the product does not meet the standards for approval. As applicable, we anticipate seeking to utilize these programs to expedite the development and review of our product candidates, but we cannot ensure that our product candidates will qualify for such programs, or that we will be able to maintain such designations if we qualify for such programs.

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

The sponsor of an ANDA or 505(b)(2) application seeking to rely on an approved product as the RLD or listed drug must make one of several certifications regarding each patent for the RLD that is listed in the FDA publication, Approved Drug Products with Therapeutic Equivalence Evaluations, which is referred to as the Orange Book. A “Paragraph I” certification is the sponsor’s statement that patent information has not been filed for the RLD. A “Paragraph II” certification is the sponsor’s statement that the RLD’s patents have expired. A “Paragraph III” certification is the sponsor’s statement that it will wait for the patent to expire before obtaining approval for its product. A “Paragraph IV” certification is an assertion that the patent does not block approval of the later product, either because the patent is invalid or unenforceable or because the patent, even if valid, is not infringed by the new product. Once the FDA accepts for filing an ANDA or 505(b)(2) application containing a Paragraph IV certification, the applicant must within 20 days provide notice to the RLD or listed drug NDA holder and patent owner that the application has been submitted and provide the factual and legal basis for the applicant’s assertion that the patent is invalid or not infringed. If the NDA holder or patent owner files suit against the ANDA or 505(b)(2) applicant for patent infringement within 45 days of receiving the Paragraph IV notice, the FDA is prohibited from approving the ANDA or 505(b)(2) application for a period of 30 months or the resolution of the underlying suit, whichever is earlier.

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

Emergency Use Authorization (“EUA”). The Secretary of Health and Human Services may authorize unapproved medical products to be marketed in the context of an actual or potential emergency that has been designated by the U.S. government. The COVID-19 pandemic has been designated as such a national emergency. After an emergency has been announced, the Secretary of Health and Human Services may authorize the issuance of and the FDA Commissioner may issue EUAs for the use of specific products based on criteria established by the FDCA, including that the product at issue may be effective in diagnosing, treating, or preventing serious or life-threatening diseases when there are no adequate, approved, and available alternatives. Although the criteria of an EUA differ from the criteria for approval of an NDA, EUAs nevertheless require the development and submission of data to satisfy the relevant FDA standards, and a number of ongoing compliance obligations. The FDA expects EUA holders to work toward submission of full applications, such as an NDA, as soon as possible. An EUA is also subject to additional conditions and restrictions and is product-specific. An EUA terminates when the emergency determination underlying the EUA terminates. An EUA is not a long-term alternative to obtaining FDA approval, licensure, or clearance for a product. The FDA may revoke an EUA for a variety of reasons, including where it is determined that the underlying health emergency no longer exists or warrants such authorization, so it is not possible to predict how long an EUA may remain in place.

Post-Approval Regulation

Once approved, drug products are subject to continuing extensive regulation by the FDA, including ongoing monitoring for safety information, maintaining appropriate registrations and licenses, and hosting periodic inspections. If ongoing regulatory requirements are not met, or if safety problems occur after a product reaches market, the FDA may take actions to change the conditions under which the product is marketed, such as requiring labeling modifications, restricting distribution, or even withdrawing approval. In addition to FDA regulation, our business is also subject to extensive federal, state, local and foreign regulation.

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

New Legislation. New legislation is passed periodically in Congress, or at the state level, that could significantly change the statutory provisions governing the approval, manufacturing and marketing of products regulated by the FDA. Further, the FDA revises its regulations and guidance in light of new legislation in ways that may affect our business or product candidates. It is impossible to predict whether other changes to legislation, regulation, or guidance will be enacted, or what the impact of such changes, if any, may be.

Other Requirements. Companies that manufacture or distribute drug products pursuant to approved NDAs must meet numerous other regulatory requirements, including adverse event reporting, submission of periodic reports, and record-keeping obligations.

Fraud and Abuse Laws. At such time as we market, sell and distribute any products for which we obtain marketing approval, it is possible that our business activities could be subject to scrutiny and enforcement under one or more federal or state health care fraud and abuse laws and regulations, which may constrain the business or financial arrangements and relationships through which we market, sell and distribute any products for which we obtain marketing approval. These restrictions under applicable federal and state health care fraud and abuse laws and regulations that may affect our ability to operate include:

•The U.S. federal Anti-Kickback Law, which prohibits, among other things, knowingly or willingly offering, paying, soliciting or receiving remuneration, directly or indirectly, in cash or in kind, to induce or reward the purchasing, leasing, ordering or arranging for or recommending the purchase, lease or order of any health care items or service for which payment may be made, in whole or in part, by federal healthcare programs such as Medicare and Medicaid. This statute has been interpreted to apply to arrangements between pharmaceutical companies on one hand and prescribers, purchasers and formulary managers on the other. Liability may be established under the U.S. federal Anti-Kickback Law without proving actual knowledge of the statute or specific intent to violate it. In addition, the government may assert that a claim including items or services resulting from a violation of the U.S. federal Anti-Kickback Law constitutes a false or fraudulent claim for purposes of the U.S. federal civil False Claims Act. Although there are a number of statutory exemptions and regulatory safe harbors to the U.S. federal Anti-Kickback Law protecting certain common business arrangements and activities from prosecution or regulatory sanctions, the exemptions and safe harbors are drawn narrowly, and practices that do not fit squarely within an exemption or safe harbor, or for which no exception or safe harbor is available, may be subject to scrutiny.

•The U.S. federal civil False Claims Act, which prohibits, among other things, individuals or entities from knowingly presenting, or causing to be presented, a false or fraudulent claim for payment of government funds or knowingly making, using or causing to be made or used, a false record or statement material to an obligation to pay money to the government or knowingly concealing or knowingly and improperly avoiding, decreasing or concealing an obligation to pay money to the federal government. Actions under the False Claims Act may be brought by the United States Attorney General or as a qui tam action by a private individual (a whistleblower) in the name of the government and the individual, and the whistleblower may share in any monetary recovery. Many pharmaceutical and other healthcare companies have been investigated and have reached substantial financial settlements with the federal government under the civil False Claims Act for a variety of alleged improper marketing activities, including: providing free product to customers with the expectation that the customers would bill federal programs for the product; providing sham consulting fees, grants, free travel and other benefits to physicians to induce them to prescribe the company’s products; and inflating prices reported to private price publication services, which are used to set drug payment rates under government healthcare programs. In addition, in recent years the government has pursued civil False Claims Act cases against a number of pharmaceutical companies for causing false claims to be submitted as a result of the marketing of their products for unapproved, and thus non-reimbursable, uses. Because of the threat of treble damages and mandatory penalties per false or fraudulent claim or statement, healthcare and pharmaceutical companies often resolve allegations without admissions of liability for significant and material amounts. Pharmaceutical and other healthcare companies also are subject to other federal false claim laws, including, among others, federal criminal healthcare fraud and false statement statutes that extend to non-government health benefit programs.

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

•The U.S. federal Physician Payment Sunshine Act, being implemented as the Open Payments Program, which requires manufacturers of drugs, devices, biologics, and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to report annually to the Centers for Medicare and Medicaid Services (“CMS”) information related to direct or indirect payments and other transfers of value to physicians and teaching hospitals, as well as ownership and investment interests held in the company by physicians and their immediate family members. As of 2022, applicable manufacturers are also required to report information regarding payments and transfers of value provided (starting in 2021) to physician assistants, nurse practitioners, clinical nurse specialists, certified nurse anesthetists, and certified nurse-midwives.

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

Failure to comply with such laws and regulations could result in government enforcement actions and create liability for us (including the imposition of significant penalties), private litigation and/or adverse publicity that could negatively affect our business. In addition, if we successfully commercialize our product candidates, we may obtain patient health information from healthcare providers who prescribe our products and research institutions we collaborate with, and they are subject to privacy and security requirements under HIPAA.  Although we are not directly subject to HIPAA other than potentially with respect to providing certain employee benefits, we could potentially be subject to criminal penalties if we, or our affiliates or our agents knowingly receive individually identifiable health information maintained by a HIPAA-covered entity in a manner that is not authorized or permitted by HIPAA.

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

In California, the CCPA establishes certain requirements for data use and sharing transparency and provides California residents certain rights concerning the use, disclosure, and retention of their personal information. The CCPA and its implementing regulations have already been amended multiple times since their enactment. In November 2020, California voters approved the California Privacy Rights Act (“CPRA”) ballot initiative which introduced significant amendments to the CCPA and established and funded a dedicated California privacy regulator, the California Privacy Protection Agency (“CPPA”). The amendments introduced by the CPRA went into effect on January 1, 2023, and new implementing regulations are expected to be introduced by the CPPA. Failure to comply with the CCPA may result in, among other things, significant civil penalties and injunctive relief, or statutory or actual damages. In addition, California residents have the right to bring a private right of action in connection with certain types of incidents. These claims may result in significant liability and damages. Similarly, there are a number of legislative proposals in the United States, at both the federal and state level, that could impose new obligations or limitations in areas affecting our business. For example, other states, including Virginia, Colorado, Utah, and Connecticut have enacted privacy laws similar to the CCPA that impose new obligations or limitations in areas affecting our business and we continue to assess the impact of these state legislations on our business as additional information and guidance becomes available. These laws and regulations are evolving and subject to interpretation, and may impose limitations on our activities or otherwise adversely affect our business.

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

With regard to transfer of personal data, the GDPR restricts the ability of companies to transfer personal data from the European Economic Area to the United States and other countries, which may adversely affect our ability to transfer personal data or otherwise may cause us to incur significant costs to come into compliance with applicable data transfer impact assessments and implementation of legal data transfer mechanisms. One mechanism previously relied upon by companies for such transfers was the EU-U.S. Privacy Shield Framework (the “Privacy Shield”). However, in July 2020, the European Court of Justice ruled the Privacy Shield to be an invalid data transfer mechanism and confirmed that the European Commission’s Standard Contractual Clauses (the “Model Clauses”) remain valid and in June 2021, the European Commission published updated versions of the Model Clauses, which must be incorporated into new and existing agreements within prescribed timeframes in order to continue to lawfully transfer personal data outside of the European Union. As a result, companies may no longer rely on the Privacy Shield as a basis on which to transfer personal data from the European Union to the United States. U.S.-based companies are permitted to rely on other authorized means and procedures to transfer personal data provided by the GDPR. The Model Clauses may also come under increased scrutiny as a result of the European Court of Justice’s judgement in July 2020, though they remain the most common authorized procedure to transfer personal data out of the European Union. On December, 13 2022, the European Commission adopted a draft adequacy decision for the EU-U.S. Data Privacy Framework. The draft decision concludes that the United States ensures an adequate level of protection for personal data transferred from the European Union to the United States. The draft adequacy decision text will also have to be approved by a committee composed of representatives of the European Union Member States and the European Parliament can exercise its right of scrutiny. After this process, the European Commission is then expected to adopt the final adequacy decision, which will allow data to flow freely from the European Union to the United States. After one year from the notification date of the adequacy decision to the Member States and subsequently at least every four years, the European Commission will carry out a new evaluation and could conclude that an adequate level of protection is no longer ensured and decide to suspend, amend or repeal the adequacy decision, or limit its scope.

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

If we successfully commercialize any of our products, we may participate in the Medicaid Drug Rebate Program. Participation is required for federal funds to be available for our products under Medicaid and Medicare Part B. Under the Medicaid Drug Rebate Program, we would be required to pay a rebate to each state Medicaid program for our covered outpatient drugs that are dispensed to Medicaid beneficiaries and paid for by a state Medicaid program as a condition of having federal funds being made available to the states for our drugs under Medicaid and under Part B of the Medicare program. Rebates owed by manufacturers under the Medicaid Drug Rebate Program are currently capped at 100 percent of average manufacturer price, but, effective January 1, 2024, this cap will be lifted, which could adversely affect our rebate liability.

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

Medicare is a federal program that is administered by the federal government that covers individuals age 65 and over or that are disabled as well as those with certain health conditions. Medicare Part B generally covers drugs that must be administered by physicians or other health care practitioners; among others. Medicare Part B generally pays for such drugs under a payment methodology based on the average sales price of the drugs. Manufacturers are required to report average sales price information to CMS on a quarterly basis. The manufacturer-submitted information is used by CMS to calculate Medicare payment rates. Effective January 1, 2023, manufacturers will be obligated to pay refunds to Medicare for single source drugs or biologicals, or biosimilar biological products, reimbursed under Medicare Part B and packaged in single-dose containers or single-use packages, for units of discarded drug reimbursed by Medicare Part B in excess of 10 percent of total allowed charges under Medicare Part B for that drug. Manufacturers that fail to pay refunds could be subject to civil monetary penalties of 125 percent of the refund amount. Further, starting in January 2023, the Inflation Reduction Act of 2022 (“IRA”) establishes a Medicare Part B inflation rebate scheme, under which, generally speaking, manufacturers will owe rebates if the average sales price of a Part B drug increases faster than the pace of inflation. Failure to timely pay a Part B inflation rebate is subject to a civil monetary penalty.

Medicare Part D generally provides coverage to enrolled Medicare patients for self-administered drugs (i.e., drugs that are not administered by a physician). Medicare Part D is administered by private prescription drug plans approved by the U.S. government and, subject to detailed program rules and government oversight, each drug plan establishes its own Medicare Part D formulary for prescription drug coverage and pricing, which the drug plan may modify from time to time. The prescription drug plans negotiate pricing with manufacturers and pharmacies, and may condition formulary placement on the availability of manufacturer discounts. In addition, under the coverage gap discount program, manufacturers are required to provide a 70% discount on brand name prescription drugs utilized by Medicare Part D beneficiaries when those beneficiaries are in the coverage gap phase of the Part D benefit design. Civil monetary penalties could be due if a manufacturer were to fail to offer discounts under the coverage gap discount program. The IRA sunsets the coverage gap discount program starting in 2025 and replaces it with a new manufacturer discount program. Failure to pay a discount under this new program will be subject to a civil monetary penalty. In addition, starting in October 2022, the IRA established a Medicare Part D inflation rebate scheme, under which, generally speaking, manufacturers will owe additional rebates if the average manufacturer price of a Part D drug increases faster than the pace of inflation. Failure to timely pay a Part D inflation rebate is subject to a civil monetary penalty.

The IRA also creates a drug price negotiation program under which the prices for Medicare units of certain high Medicare spend drugs and biologicals without generic or biosimilar competition will be capped by reference to, among other things, a specified non-federal average manufacturer price starting in 2026. Failure to comply with requirements under the drug price negotiation program is subject to an excise tax and/or a civil monetary penalty. This or any other legislative change could impact the market conditions for our product candidates.

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

Certain provisions of the Affordable Care Act have been subject to judicial challenges as well as efforts to modify them or to alter their interpretation and implementation. For example, the Tax Cuts and Jobs Act, enacted on December 22, 2017, eliminated the tax-based shared responsibility payment for individuals who fail to maintain minimum essential coverage under section 5000A of the Internal Revenue Code of 1986, commonly referred to as the individual mandate, effective January 1, 2019. Additional legislative changes, regulatory changes, and judicial challenges related to the Affordable Care Act remain possible. It is unclear how efforts to modify or invalidate the Affordable Care Act or its implementing regulations, or portions thereof, will affect our business. Any such changes could decrease the number of individuals with health coverage. It is possible that the Affordable Care Act, as currently enacted or as it may be amended in the future, and other healthcare reform measures, including those that may be adopted in the future, could have a material adverse effect on our industry generally and on our ability to successfully commercialize our product candidates, if approved.

In addition, other legislative changes have been proposed since the Affordable Care Act was enacted. For example, the Budget Control Act of 2011, among other things, created the Joint Select Committee on Deficit Reduction to recommend to Congress proposals for spending reductions. The Joint Select Committee did not achieve a targeted deficit reduction, which triggered the legislation’s automatic reductions. In concert with subsequent legislation, this has resulted in aggregate reductions to Medicare payments to providers of, on average, 2% per fiscal year through 2031. Sequestration is currently set at 2% and will increase to 2.25% for the first half of fiscal year 2030, to 3% for the second half of fiscal year 2030, and to 4% for the remainder of the sequestration period that lasts through the first six months of fiscal year 2031. As long as these cuts remain in effect, they could adversely impact payment for any of our products that are reimbursed under Medicare, once commercialized.

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

We had one wholly-owned subsidiary as of December 31, 2022: Arbutus Biopharma, Inc.

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

Our principal sources of liquidity are cash, cash equivalents and investments in marketable securities, which were $184.3 million as of December 31, 2022. We believe that our $184.3 million of cash, cash equivalents and investments in marketable securities as of December 31, 2022 will be sufficient to fund our operations into the fourth quarter of 2024. However, changing circumstances may cause us to consume capital faster than we currently anticipate, and we may need to spend more money than currently expected because of such circumstances. Within the next several years, substantial additional funds will be required to continue with the active development of our pipeline product candidates and technologies. In particular, our funding needs may vary depending on a number of factors including:
•revenues earned from our licensing partners, including Alnylam, Qilu, Acuitas and Gritstone Oncology, Inc. (“Gritstone”);
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

With the exception of the years ended December 31, 2006 and December 31, 2012, we have incurred losses each fiscal year since inception through the year ended December 31, 2022 and have not received any revenues other than from research and development collaborations, royalties, license fees and milestone payments. From inception to December 31, 2022, we have an accumulated net deficit of approximately $1.2 billion. Investment in drug development is highly speculative because it entails substantial upfront capital expenditures and significant risk that a product candidate will fail to gain regulatory approval or become commercially viable. We continue to incur significant research, development and other expenses related to our ongoing operations, including development of our product candidates. We do not expect to achieve profits until such time as product sales, milestone payments and royalty payments, if any, generate sufficient revenues to fund our continuing operations. We cannot predict if we will ever achieve profitability and, if we do, we may not be able to remain consistently profitable or increase our profitability.

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

The global outbreak of COVID-19 continues to evolve, including with the emergence of new COVID-19 variants in 2022. The extent to which the COVID-19 pandemic may further impact our business will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the duration of the pandemic, travel restrictions and social distancing in the United States and other countries, business closures or business disruptions and the effectiveness of actions taken in the United States and other countries to contain and treat the virus.

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

Several of our current pre-clinical studies and clinical trials are being conducted outside the United States and we may conduct further pre-clinical studies and clinical trials outside the United States in the future. We are currently conducting clinical trials in Moldova, Thailand, Taiwan, South Korea, Hong Kong, the United Kingdom, Australia and New Zealand, among other countries. To the extent we do not conduct these clinical trials under an IND, the FDA may not accept data from such trials. Although the FDA may accept data from clinical trials conducted outside the United States that are not conducted under an IND, the FDA’s acceptance of these data is subject to certain conditions. For example, the clinical trial must be well designed and conducted and performed by qualified investigators in accordance with ethical principles. The trial population must also adequately represent the United States population, and the data must be applicable to the United States population and United States medical practice in ways that the FDA deems clinically meaningful. In general, the patient population for any clinical trials conducted outside of the United States must be representative of the population for whom we intend to label the product in the United States. In addition, while these clinical trials are subject to the applicable local laws, FDA acceptance of the data will be dependent upon its ability to verify the data and its determination that the trials complied with all applicable United States laws and regulations. We cannot assure you that the FDA will accept data from trials conducted outside of the United States that are not conducted under an IND. If the FDA does not accept the data from such clinical trials, we likely would need to conduct additional trials, which would be costly and time-consuming and could delay or permanently halt our development of our product candidates.

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

Several of our and our collaboration partner’s current and planned clinical trials have been impacted and could be further delayed or suspended as a result of the military action by Russia in Ukraine.

In February 2022, Russia commenced a military invasion of Ukraine. A portion of our clinical trial evaluating AB-836 and a cohort of Antios Therapeutics, Inc.’s (“Antios”) clinical trial evaluating a triple combination including AB-729 were being conducted in Ukraine at that time. We had also planned to conduct a portion of the following clinical trials in Ukraine: (i) our Phase 2a clinical trial evaluating AB-729 in combination with ongoing NA therapy and short courses of PEG-IFNα-2a in cHBV patients and (ii) our planned Phase 2a clinical trial to evaluate a triple combination of AB-729 with Vaccitech’s VTP-300 and an NA therapy. As a result of such military invasion, we intend to utilize alternative clinical trial sites for our ongoing and planned clinical trials impacted by the military action in Ukraine.

Russia’s invasion and the ensuing response by Ukraine has disrupted our and our collaboration partners’ current clinical trials in such jurisdictions and could increase our costs and disrupt future planned clinical development activities. For example, enrollment was completed in a cohort of patients in Antios’ ongoing Phase 2a proof-of-concept clinical trial evaluating a triple combination of AB-729, Antios’ proprietary Active Site Polymerase Inhibitor Nucleotide (ASPIN), ATI-2173, and Viread (tenofovir disoproxil fumarate), a nucleos(t)ide reverse transcriptase inhibitor. However, the majority of patients in this cohort were enrolled in Ukraine and, as a result, these patients have been lost to follow-up before completing the clinical trial. Antios terminated this clinical trial and we have terminated our clinical collaboration agreement with Antios.

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

Further, the U.S. and state governments have shown significant interest in establishing cost containment measures to limit the growth of government-paid health care costs, including price controls, restrictions on reimbursement, and requirements for substitution of generic products for branded prescription drugs. For example, in March 2010, the Patient Protection and Affordable Care Act, as amended (the “ACA”), became law in the United States. A primary goal of the ACA is to reduce the cost of health care, and it has substantially changed the way health care is financed by both government and private insurers. While we cannot predict with certainty what impact on federal and other reimbursement policies this legislation will have in general or on our business specifically, the ACA may result in downward pressure on pharmaceutical reimbursement, which could negatively affect market acceptance of, and the price we may charge for, any products we develop that receives regulatory approval. Legislative changes to and regulatory changes under the ACA remain possible, but the nature and extent of such potential additional changes are uncertain at this time. We expect that the ACA, its implementation, efforts to modify or invalidate the ACA, or portions thereof, or its implementation, and other healthcare reform measures, including those that may be adopted in the future, could have a material adverse effect on our industry generally and on our ability to successfully commercialize our product candidates, if approved.

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

As a significant unmet medical need exists for HBV, there are several large and small pharmaceutical companies focused on delivering therapeutics for treatment of HBV. These companies include, but are not limited to Roche, Vir Biotechnology, GlaxoSmithKline, Gilead Sciences, Assembly, Enanta Pharmaceuticals, Aligos Therapeutics and Vaccitech. Further, in addition to current investigational therapeutics in development, it is likely that additional drugs will become available in the future for the treatment of HBV.

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

Healthcare providers, physicians and others will play a primary role in the recommendation and prescription of any products for which we obtain marketing approval. Our future arrangements with healthcare providers, patients and third party payors will expose us to broadly applicable United States and Canadian fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and collaborative partners through which we market, sell and distribute any products for which we obtain marketing approval. Restrictions under applicable federal and state healthcare laws and regulations are described in further detail in the section entitled Government Regulation – Post-Approval Regulation and include the following:

•the U.S. federal Anti-Kickback Law prohibits persons from, among other things, knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, in cash or in kind, to induce or reward, or in return for, the referral of an individual for the furnishing or arranging for the furnishing, or the purchase, lease or order, or arranging for or recommending purchase, lease or order, any good or service for which payment may be made under a federal healthcare program such as Medicare and Medicaid;

•the U.S. federal civil False Claims Act imposes civil penalties, sometimes pursued through whistleblower or qui tam actions, against individuals or entities for, among other things, knowingly presenting, or causing to be presented claims for payment of government funds that are false or fraudulent or making a false statement material to an obligation to pay money to the government or knowingly concealing or knowingly and improperly avoiding, decreasing, or concealing an obligation to pay money to the federal government;

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

•HIPAA and its implementing regulations also impose obligations on certain covered entity health care providers, health plans and health care clearinghouses as well as their business associates that perform certain services involving the use or disclosure of individually identifiable health information, including mandatory contractual terms, with respect to safeguarding the privacy, security and transmission of individually identifiable health information. We may obtain health information from third parties (including research institutions from which we obtain clinical trial data) that are subject to privacy and security requirements under HIPAA. Although we are not directly subject to HIPAA - other than with respect to providing certain employee benefits - we could potentially be subject to criminal penalties if we, our affiliates, or our agents knowingly receive individually identifiable health information maintained by a HIPAA-covered entity in a manner that is not authorized or permitted by HIPAA;

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

•the U.S. federal Physician Payment Sunshine Act, being implemented as the Open Payments Program, which requires manufacturers of drugs, devices, biologics, and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to report annually to CMS information related to direct or indirect payments and other transfers of value to physicians and teaching hospitals (and certain other practitioners beginning as of 2022), as well as ownership and investment interests held in the company by physicians and their immediate family members;

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

•the IRA, which, among other things, requires the U.S. Secretary of Health and Human Services to negotiate, with respect to Medicare units and subject to a specified cap, the price of a set number of certain high Medicare spend drugs and biologicals per year starting in 2026, penalizes manufacturers of certain Medicare Parts B and D drugs for price increases above inflation, and makes several changes to the Medicare Part D benefit, including a limit on annual out-of-pocket costs, and a change in manufacturer liability under the program which could negatively affect our business and financial condition; and

•analogous state laws and laws and regulations outside the United States, such as state anti-kickback and false claims laws, which may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers; state laws and laws outside the United States that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government or otherwise restrict payments that may be made to certain healthcare providers; state laws and laws outside the United States that require drug manufacturers to report information related to clinical trials, or information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures; state laws that restrict the ability of manufacturers to offer co-pay support to patients for certain prescription drugs; and state laws and local ordinances that require identification or licensing of sales representatives.

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

In 2012, we entered into a license agreement with Alnylam that entitles Alnylam to develop and commercialize products with our LNP technology. Alnylam received FDA approval in August 2018 and launched ONPATTRO immediately upon approval. We are entitled to low to mid-single-digit royalty payments escalating based on sales performance and received our first royalty payment in the fourth quarter of 2018. In July 2019, we sold this royalty entitlement to OMERS, the defined benefit pension plan for municipal employees based in the Province of Ontario, Canada, effective as of January 1, 2019, for $20 million in gross proceeds before advisory fees. OMERS will retain this royalty entitlement until it has received $30 million in royalties, at which point 100% of this royalty entitlement on future global net sales of ONPATTRO will revert to us. From the inception of the royalty sale through December 31, 2022, an aggregate of $18.9 million of royalties have been collected by OMERS. The possibility and timing of any possible reversion of the royalty entitlement is affected by many factors including:

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

If Alnylam’s commercialization of ONPATTRO does not continue to be successful, the royalty entitlement may never revert back to us.

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

We have entered into a number of clinical collaboration agreements, including with Assembly and Vaccitech. We are responsible for managing the clinical trial under the collaboration agreement with Vaccitech, while Assembly is responsible for managing the clinical trials under the collaboration we have with them. The success of our collaborations depend on not only our efforts, but also on the efforts of our counterparties. Because we are not responsible for managing the clinical trials with Assembly, the success of those collaborations also depend on whether Assembly is successful in performance of its activities, to the extent it is responsible for performance of collaboration activities. Additionally, these counterparties could change their strategic focus or pursue alternative technologies, which could materially and adversely affect our business. Similarly, we are dependent on X-Chem and Proteros pursuant to our discovery and research agreement to work toward the development of pan-coronavirus agents to treat COVID-19 and potential future coronavirus outbreaks.

For example, through the clinical collaboration agreement with Assembly that we entered into in August 2020, Assembly conducted a clinical trial evaluating AB-729 in combination with its first-generation HBV core inhibitor (capsid inhibitor) candidate VBR and standard-of-care NA therapy for the treatment of cHBV in HBeAg negative patients with cHBV to evaluate the safety, pharmacokinetics, and antiviral activity of the triple combination of AB-729, VBR, and an NA (n=32). In July 2022, Assembly announced its plans to discontinue development of VBR. Despite this, in consultation with Assembly, we continued this Phase 2a proof-of-concept clinical trial in order to fully and accurately assess the results.

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

Conflicts may arise with our collaboration or licensing partners, including Alnylam, Qilu, Gritstone, Assembly and Vaccitech if they pursue alternative therapies for the diseases that we have targeted or develop alternative products either on their own or in collaboration with others. Competing products, either developed by our present collaboration or licensing partners or any future partners or to which our present partners or any future partners have rights, may result in development delays or the withdrawal of their support for one or more of our product candidates.

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

As of February 28, 2023, executive officers, directors, five percent or greater shareholders, and their respective affiliated entities beneficially owned, in the aggregate, approximately 26% of our outstanding common shares.

Entities associated with Roivant Sciences Ltd. (“Roivant”) collectively held as a group approximately 25% of our outstanding common shares as of February 28, 2023.

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

We generally will be a “passive foreign investment company” under the meaning of Section 1297 of the Code (a “PFIC”) if (a) 75% or more of our gross income is “passive income” (generally, dividends, interest, rents, royalties, and gains from the disposition of assets producing passive income) in any taxable year, or (b) if at least 50% or more of the quarterly average value of our assets produce, or are held for the production of, passive income in any taxable year. We have determined that we have not been a PFIC for the three taxable years ended December 31, 2022, however recent changes to Treasury regulations under the Code have made this determination more challenging for us, and we cannot provide any assurances that we will not become a PFIC in the future. If we are a PFIC for any taxable year during which a United States person holds our common shares, it would likely result in materially adverse United States federal income tax consequences for such United States person, including, but not limited to, any gain from the sale of our common shares would be taxed as ordinary income, as opposed to capital gain, and such gain and certain distributions on our common shares would be subject to an interest charge, except in certain circumstances. It may be possible for United States persons to fully or partially mitigate such tax consequences by making a “qualifying electing fund election,” as defined in the Code (a “QEF Election”), but although we have provided this information in the past, there is no requirement that we do so.

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

We depend upon our senior executive officers as well as key scientific, management and other personnel. The competition for qualified personnel in the biotechnology field is intense. We rely heavily on our ability to attract and retain qualified managerial, scientific and technical staff. The loss of the service of any of the members of our senior management, including William H. Collier, our President and Chief Executive Officer, and Michael J. Sofia, our Chief Scientific Officer, may adversely affect our ability to develop our technology, add to our pipeline, advance our product candidates and manage our operations. We do not carry key person life insurance on any of our employees.

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

From January 2019 through June 2021, we leased approximately 8,500 square feet of office space at 626 Jacksonville Rd, Warminster, Pennsylvania. In mid-2021, we amended the contract to relet a portion of the leased space and , as the initial three-year lease term was set to expire on December 31, 2021, we extended the lease through December 31, 2022. On August 31, 2022, we terminated the lease early in full.

We believe that the total space available to us under our current leases will meet our needs for the foreseeable future and that additional space would be available to us on commercially reasonable terms if required.

Item 3. Legal Proceedings

Patent Infringement Litigation vs. Moderna

On February 28, 2022, we and Genevant filed a lawsuit in the U.S. District Court for the District of Delaware against Moderna, Inc. and a Moderna affiliate (collectively, “Moderna”) seeking damages for infringement of U.S. Patent Nos. 8,058,069, 8,492,359, 8,822,668, 9,364,435, 9,504,651, and 11,141,378 in the manufacture and sale of MRNA-1273, Moderna’s vaccine for COVID-19. The patents relate to nucleic acid-lipid particles and lipid vesicles, as well as compositions and methods for their use. The lawsuit does not seek an injunction or otherwise seek to impede the sale, manufacture or distribution of MRNA-1273. However, the Company seeks fair compensation for Moderna’s use of its patented technology that was developed with great effort and at great expense, without which Moderna’s COVID-19 vaccine would not have been successful. On May 6, 2022, Moderna filed a partial motion to dismiss the claims “relating to Moderna’s sale and provision of COVID-19 vaccine doses to the U.S. Government.” On November 2, 2022, the Court issued an Order denying Moderna’s motion. On November 30, 2022, Moderna filed its Answer to the Complaint and Counterclaims. Arbutus and Genevant filed their Answer to Moderna’s Counterclaims on December 21, 2022. On February 14, 2023, the U.S. Dept. of Justice filed a Statement of Interest in the action. On February 16, 2023, the Court held an Initial Pretrial Conference after which it issued an Order, dated February 16, 2023, ordering that within 14 days of the issuance of the Order, the parties and the U.S. Government are to submit letters regarding the impact of the Governments’ Statement of Interest on the scheduling of the matter.

Acuitas Declaratory Judgment Lawsuit

On March 18, 2022, Acuitas Therapeutics Inc. (“Acuitas”) filed a lawsuit against us and Genevant in the U.S. District Court for the Southern District of New York, asking the court to enter declaratory judgment that Arbutus patent Nos. 8,058,069, 8,492,359, 8,822,668, 9,006,417, 9,364,435, 9,404,127, 9,504,651, 9,518,272, and 11,141,378 do not infringe Pfizer and BioNTech’s COVID-19 vaccine, COMIRNATY, which uses an mRNA lipid provided, under license, by Acuitas. Acuitas also seeks a declaration that each of the listed patents is invalid. On June 24, 2022, we and Genevant sought a pre-motion conference concerning our anticipated motion to dismiss all of Acuitas’ claims due to lack of subject matter jurisdiction. The request for a pre-motion conference was granted, but the case was subsequently re-assigned to a new judge who entered an order directing: (i) Acuitas to inform the court whether it intended to file an amended complaint; (ii) that Acuitas must file any amended complaint by a certain date; and (iii) that if Acuitas did not file an amended complaint, we and Genevant must file our motion to dismiss by a certain date. Acuitas filed its amended complaint on September 6, 2022. On October 4, 2022, we and Genevant filed our motion to dismiss the Acuitas action for lack of subject matter jurisdiction based on the lack of a case or controversy. Acuitas filed its opposition to the motion to dismiss on November 1, 2022, and we and Genevant filed our reply brief on November 16, 2022. The motion is now fully briefed. No case schedule is yet in place.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common shares trade on the Nasdaq Global Select Market under the symbol “ABUS” following our name change to Arbutus Biopharma Corporation on July 31, 2015. As of February 28, 2023, there were 103 registered holders of common shares and 162,570,989 common shares issued and outstanding.

Securities Authorized for Issuance under Equity Compensation Plans

Information regarding securities authorized for issuance under equity compensation plans is incorporated by reference into the information in Part III, Item 12 of this Form 10-K.

Recent Sales of Unregistered Securities

Other than as previously disclosed on our Current Reports on Form 8-K or Quarterly Reports on Form 10-Q, we did not issue any unregistered equity securities during the twelve months ended December 31, 2022.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not repurchase any of our equity securities during the year ended December 31, 2022.

Item 6. Reserved

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Arbutus Biopharma Corporation (“Arbutus”, the “Company”, “we”, “us”, and “our”) is a clinical-stage biopharmaceutical company leveraging its extensive virology expertise to develop novel therapeutics that target specific viral diseases. Our current focus areas include Hepatitis B virus (“HBV”), SARS-CoV-2, and other coronaviruses. To address HBV, we are developing an RNA interference (“RNAi”) therapeutic, an oral PD-L1 inhibitor, and an oral RNA destabilizer to potentially identify a combination regimen with the aim of providing a functional cure for patients with chronic HBV infection (“cHBV”) by suppressing viral replication, reducing surface antigen and reawakening the immune system. We believe our lead compound, AB-729, is the only RNAi therapeutic with evidence of immune re-awakening. AB-729 is currently being evaluated in multiple phase 2 clinical trials. We also have an ongoing drug discovery and development program directed to identifying novel, orally active agents for treating coronaviruses, including SARS-CoV-2, where we have nominated a compound and have begun IND-enabling pre-clinical studies. In addition, we are also exploring oncology applications for our internal PD-L1 portfolio.

Our product pipeline consists of the following programs:

AB-729, our proprietary subcutaneously-delivered RNAi therapeutic product candidate that suppresses HBsAg expression, which is thought to be a key prerequisite to enable reawakening of a patient’s immune system to respond to HBV, is currently in two Phase 2a proof-of-concept clinical trials in combination with other agents with potentially complementary mechanisms of action and we are continuing to follow patients from our Phase 1a/1b clinical trial (“AB-729-001”). Preliminary data from AB-729-001 has shown that treatment with AB-729 resulted in meaningful declines in HBsAg while being well tolerated with no serious adverse events (SAEs) noted after both single and repeat dosing. Preliminary data also suggests that long-term suppression of HBsAg with AB-729 results in increased HBV-specific immune response. The clinical data for AB-729 continues to support its development as a potential cornerstone agent for the treatment of cHBV infection.

AB-101 is our oral PD-L1 inhibitor that has the potential to reawaken patients’ HBV-specific immune response by inhibiting PD-L1. Preclinical data in an HBV mouse model was presented at the 2022 AASLD Liver Meeting showing that combination treatment with AB-101 and an HBV-targeting GalNAc-siRNA agent resulted in activation and increased frequency of HBV-specific T-cells and greater anti-HBsAg antibody production. This favorable preclinical profile supports further development of AB-101 as a therapeutic modality for cHBV treatment. We are also exploring potential oncology applications for our internal PD-L1 portfolio.

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

AB-343 is our lead candidate that inhibits the SARS-CoV-2 nsp5 Mpro. We also intend to nominate a nsp12 clinical candidate and initiate IND-enabling studies in the second half of 2023. An nsp12 viral polymerase could potentially be combined with AB-343 to achieve better patient treatment outcomes and for use in prophylactic settings.

COVID-19 Impact

We continue to monitor the effects of COVID-19, which has caused significant disruptions around the world. Measures implemented around the world in attempts to slow the spread of COVID-19 have had, and will likely continue to have, a major impact on clinical development, at least in the near-term, including shortages and delays in the supply chain, and prohibitions in certain countries on enrolling patients in new clinical trials. While we have been able to progress with our clinical and pre-clinical activities to date, it is not possible to predict if the COVID-19 pandemic will materially impact our plans and timelines in the future.

Collaborations and Royalty Entitlements

Qilu Pharmaceutical Co., Ltd. (“Qilu”)

In December 2021, we entered into a technology transfer and license agreement (the “License Agreement”) with Qilu, pursuant to which we granted Qilu a sublicensable, royalty-bearing license, under certain intellectual property owned by us, which is non-exclusive as to development and manufacturing and exclusive with respect to commercialization of AB-729, including pharmaceutical products that include AB-729, for the treatment or prevention of hepatitis B in China, Hong Kong, Macau and Taiwan (the “Territory”).

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

Qilu is responsible for all costs related to developing, obtaining regulatory approval for, and commercializing AB-729 for the treatment or prevention of hepatitis B in the Territory. Qilu is required to use commercially reasonable efforts to develop, seek regulatory approval for, and commercialize at least one AB-729 product candidate in the Territory. A joint development committee has been established between us and Qilu to coordinate and review the development, manufacturing and commercialization plans. Both parties also have entered into a supply agreement and related quality agreement pursuant to which we will manufacture or have manufactured and supply Qilu with all quantities of AB-729 necessary for Qilu to develop and commercialize in the Territory until we have completed manufacturing technology transfer to Qilu and Qilu has received all approvals required for it or its designated contract manufacturing organization to manufacture AB-729 in the Territory.

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

Genevant Sciences, Ltd.

As of December 31, 2022, we owned approximately 16% of the common equity of Genevant Sciences Ltd. (“Genevant”), a company we launched with Roivant Sciences, Ltd. and to which we licensed rights to our lipid nanoparticle ("LNP") and ligand conjugate delivery platforms for RNA-based applications outside of HBV, except to the extent certain rights had already been licensed to other third parties (the “Genevant License”). We retained all rights to our LNP and conjugate delivery platforms for HBV. Under the Genevant License, as amended, if a third party sublicensee of intellectual property licensed by Genevant from us commercializes a sublicensed product, we become entitled to receive a specified percentage of certain revenue that may be received by Genevant for such sublicense, including royalties, commercial milestones and other sales-related revenue, or, if less, tiered low single-digit royalties on net sales of the sublicensed product. The specified percentage is 20% in the case of a mere sublicense (i.e., naked sublicense) by Genevant without additional contribution and 14% in the case of a bona fide collaboration with Genevant.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The accounting for our contingent consideration and our License Agreement with Qilu are significant accounting policies that we believe are critical in fully understanding and evaluating our financial results. These accounting policies require us to make certain estimates and assumptions. We believe that the estimates and assumptions upon which we rely are reasonable, based upon information available to us at the time that these estimates and assumptions are made.  Actual results may differ from our estimates. Our critical accounting estimates affect the calculation of our net income or loss.

Contingent Consideration

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

In order to estimate the probability of program success, we evaluate the status and progress of our clinical trials with our lead product candidate, AB-729, in comparison to actual historical success rates for other clinical trials. We update our assumptions related to probability of success as AB-729 advances through clinical trials. For the timing and extent of future product sales, we also consider the status and progress of AB-729, future revenue forecasts and other macroeconomic indicators that forecast market conditions. The discount rate at which we calculate the present value of our potential future liability is based on consideration of market-comparative data, market-based discount rates, and company-specific risk premiums.

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

Revenue from collaborations and licenses

We generate revenue primarily through collaboration agreements and license agreements. Such agreements may require us to deliver various rights and/or services, including intellectual property rights or licenses and research, development and manufacturing services. Under such agreements, we are generally eligible to receive non-refundable upfront payments, funding for research, development and manufacturing services, milestone payments, and royalties.

Our collaboration agreements fall under the scope of ASC Topic 808, Collaborative Arrangements, (“ASC 808”) when both parties are active participants in the arrangement and are exposed to significant risks and rewards. For certain arrangements under the scope of ASC 808, we analogize to ASC 606 for some aspects, including for the delivery of a good or service (i.e., a unit of account).

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

In contracts where we have more than one performance obligation to provide its customer with goods or services, each performance obligation is evaluated to determine whether it is distinct based on whether (i) the customer can benefit from the good or service either on its own or together with other resources that are readily available and (ii) the good or service is separately identifiable from other promises in the contract. The consideration under the contract is then allocated between the distinct performance obligations based on their respective relative stand-alone selling prices. The estimated stand-alone selling price of each deliverable reflects our best estimate of what the selling price would be if the deliverable was regularly sold on a stand-alone basis and is determined by reference to market rates for the good or service when sold to others or by using an adjusted market assessment approach if the selling price on a stand-alone basis is not available.

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

Prior to recognizing revenue, we make estimates of the transaction price, including variable consideration that is subject to a constraint. Amounts of variable consideration are included in the transaction price to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur and when the uncertainty associated with the variable consideration is subsequently resolved. These estimates are re-assessed each reporting period as required.

For performance obligations satisfied over time, we estimate the efforts needed to complete the performance obligation and recognize revenue by measuring the progress towards complete satisfaction of the performance obligation using an input measure.

Management may be required to exercise considerable judgment in estimating revenue to be recognized. Judgment is required in identifying performance obligations, estimating the transaction price, estimating the stand-alone selling price of identified performance obligations, and estimating the progress towards satisfaction of performance obligations.

RESULTS OF OPERATIONS

The following summarizes our results of operations for the year ended December 31, 2022 compared to the year ended December 31, 2021:

	Year Ended December 31,
	2022	2021
	(in thousands)
Revenue	$39,019	$10,988
Operating expenses	104,475	84,510
Loss from operations	(65,456)	(73,522)
Other income (loss)	444	(2,725)
Loss before income taxes	(65,012)	(76,247)
Income tax expense	(4,444)	—
Net loss	(69,456)	(76,247)
Dividend accretion of convertible preferred shares	—	(12,139)
Net loss attributable to common shares	$(69,456)	$(88,386)

For the fiscal year ended December 31, 2022, our net loss attributable to common shares was $69.5 million, or a loss of $0.46 per basic and diluted common share, as compared to a net loss of $88.4 million, or a loss of $0.83 per basic and diluted common share, for the year ended December 31, 2021.

Revenue

Revenue for the years ended December 31, 2022 and 2021 is summarized in the following table:

	Year ended December 31,
	2022		2021
	(in thousands, except percentages)
Revenue from collaborations and licenses
Royalties from sales of Onpattro	$5,316	14%	$4,675	43%
Qilu Pharmaceutical Co., Ltd.	26,015	67%	—	—%
Other milestone and royalty payments	35	—%	205	2%
Non-cash royalty revenue
Royalties from sales of Onpattro	7,653	20%	6,108	56%
Total revenue	$39,019	101%	$10,988	100%

Revenue consists mainly of royalties received from other companies for sales of products that utilize our licensed technologies.

Total revenue increased $28.0 million for the year ended December 31, 2022 compared to 2021, due primarily to $26.0 million in license revenue recognized related to our progress towards the satisfaction of our performance obligations with respect to our technology transfer and licensing agreement with Qilu, which closed in January 2022, as well as a $2.2 million increase in license royalty revenue from Alnylam and Acuitas due to the growth of Alnylam’s sales of ONPATTRO.

The royalty interest for ONPATTRO from Alnylam was sold to OMERS, effective as of January 1, 2019, for $20 million in gross proceeds before advisory fees. OMERS will retain this entitlement until it has received $30 million in royalties, at which point 100% of such royalty interest on future global net sales of ONPATTRO will revert back to us. OMERS has assumed the risk of collecting up to $30 million of future royalty payments from Alnylam and we are not obligated to reimburse OMERS if they fail to collect any such future royalties. During the term of this agreement, we recognize non-cash royalty revenue related to the sales of ONPATTRO. From the inception of the royalty sale through December 31, 2022, we have recorded an aggregate of $18.9 million of non-cash royalty revenue for royalties earned by OMERS. The royalty interest for ONPATTRO from Acuitas was not part of the royalty sale to OMERS and we have retained the rights to receive those royalties. Revenue contracts are described in more detail in “Item 1. Business.”

Operating expenses

Operating expenses for the years ended December 31, 2022 and 2021 are summarized in the following table:

	Year ended December 31,
	2022		2021
	(in thousands, except percentages)
Research and development	$84,408	81%	$65,502	78%
General and administrative	17,834	17%	17,136	20%
Change in fair value of contingent consideration	2,233	2%	1,872	2%
Total operating expenses	$104,475	100%	$84,510	100%

Research and development

Research and development expenses consist primarily of personnel expenses, fees paid to clinical research organizations and contract manufacturers, consumables and materials, consulting, and other third party expenses to support our clinical and pre-clinical activities, as well as a portion of stock-based compensation and general overhead costs.

Research and development expenses increased $18.9 million in 2022 compared to 2021 due primarily to an increase in expenses for our ongoing AB-729 Phase 2a clinical trials, an increase in expenses for our early-stage development programs, including AB-101 and AB-161, and an increase in compensation costs due to hiring several new employees for our research and development team in early 2022, partially offset by a decrease in expenses for our AB-836 Phase 1a/1b clinical trial, which we discontinued during the fourth quarter of 2022.

A significant portion of our research and development expenses are not tracked by project, as they benefit multiple projects or our overall technology platform.

General and administrative

General and administrative expenses increased $0.7 million in 2022 compared to 2021, due primarily to increases in employee compensation costs and non-cash stock-based compensation expense.

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

In general, increases in the fair value of the contingent consideration are related to the progress of our programs as they get closer to triggering these contingent payments. In 2022 and 2021, the fair value of our contingent consideration liability increased $2.2 million and $1.9 million, respectively, related to fair value adjustments for the passage of time and the progression of our programs through clinical trials and our assessment of the probability of commercialization.

Other income (losses)

Other income (losses) for the years ended December 31, 2022 and 2021 are summarized in the following table:

	Year ended December 31,
	2022		2021
	(in thousands, except percentages)
Interest income	$2,192	494%	$127	(5)%
Interest expense	(1,726)	(389)%	(2,857)	105%
Foreign exchange (loss) gain	(22)	(5)%	5	—%
Total other income (loss)	$444	100%	$(2,725)	100%

Interest income

Interest income increased $2.1 million in 2022 compared to 2021 due primarily to a general increase in market interest rates related to our investments in marketable securities.

Interest expense

Interest expense decreased $1.1 million in 2022 compared to 2021 due primarily to a decrease in the non-cash amortization of discount and issuance costs related to the sale of a portion of our ONPATTRO royalty interest to OMERS in July 2019.

Dividend accretion of convertible preferred shares

Dividend accretion of convertible preferred shares decreased to zero in 2022 compared to $12.1 million in 2021. The dividend accretion on the convertible preferred shares previously held by Roivant was equal to 8.75% per annum, compounded annually. All convertible preferred shares mandatorily converted into 22,833,922 common shares on October 18, 2021.

Income tax expense

Income tax expense for the years ended December 31, 2022 and 2021 are summarized in the following table:

	Year ended December 31,
	2022		2021
	(in thousands, except percentages)
Income tax expense	$4,444	100%	$—	—%

We recognized income tax expense of $4.4 million during 2022 for withholding taxes paid to the Chinese taxing authority by Qilu on our behalf in connection with the upfront license fee Qilu paid us.

LIQUIDITY AND CAPITAL RESOURCES

Since our incorporation, we have financed our operations through the sales of equity, debt, revenues from research and development collaborations and licenses with corporate partners, a royalty monetization, interest income on funds available for investment, and government contracts, grants and tax credits.

As of December 31, 2022, we had cash and cash equivalents of $30.8 million and investments in marketable securities of $153.5 million, totaling $184.3 million. We had no outstanding debt as of December 31, 2022.

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

On August 28, 2020, we filed a shelf registration statement on Form S-3 with the SEC (File No. 333-248467) and accompanying base prospectus, declared effective by the SEC on October 22, 2020 (the “October 2020 Registration Statement”), for the offer and sale of up to $200 million of our securities. On March 4, 2021, we filed a prospectus supplement with the SEC in connection with the offering of up to an additional $75.0 million of our common shares pursuant to the Sale Agreement under the October 2020 Registration Statement, which we fully utilized during 2021. On October 8, 2021, we filed a prospectus supplement with the SEC for the offer and sale of up to an additional $75.0 million of our common shares pursuant to the Sale Agreement under the October 2020 Registration Statement.

On November 4, 2021, we filed a shelf registration statement on Form S-3 with the SEC (File No. 333-248467) and accompanying base prospectus, declared effective by the SEC on November 18, 2021 (the “November 2021 Registration Statement”), for the offer and sale of up to $250 million of our securities.

On March 3, 2022, we filed a prospectus supplement with the SEC (the “March 2022 Prospectus Supplement”) for the offer and sale of up to an additional $100.0 million of our common shares pursuant to the Sale Agreement under: (i) the January 2020 Registration Statement; (ii) the October 2020 Registration Statement; and (iii) the November 2021 Registration Statement.

During the years ended December 31, 2022 and 2021, we issued 8,645,426 and 31,571,036 common shares, respectively, under the Sale Agreement resulting in net proceeds of approximately $20.3 million and $134.7 million, respectively. As of December 31, 2022, we had an aggregate of $131.1 million remaining available under the October 2021 Prospectus Supplement and the March 2022 Prospectus Supplement.

Royalty Entitlements

Additionally, we have a royalty entitlement on ONPATTRO, a drug developed by Alnylam that incorporates our LNP technology and was approved by the FDA and the EMA during the third quarter of 2018 and was launched by Alnylam immediately upon approval in the United States. In July 2019, we sold a portion of this royalty interest to OMERS, effective as of January 1, 2019, for $20 million in gross proceeds before advisory fees. OMERS will retain this entitlement until it has received $30 million in royalties, at which point 100% of such royalty interest on future global net sales of ONPATTRO will revert to us. OMERS has assumed the risk of collecting up to $30 million of future royalty payments from Alnylam and Arbutus is not obligated to reimburse OMERS if they fail to collect any such future royalties. From the inception of the royalty sale through December 31, 2022, we have recorded an aggregate of $18.9 million of non-cash royalty revenue for royalties earned by OMERS. If this royalty entitlement reverts to us, it has the potential to provide an active royalty stream or to be otherwise monetized again in full or in part. In addition to the royalty from the Alnylam LNP license agreement, we are also receiving a second, lower royalty interest on global net sales of ONPATTRO originating from a settlement agreement and subsequent license agreement with Acuitas. The royalty from Acuitas has been retained by us and was not part of the royalty sale to OMERS.

In December 2021, we entered into a technology transfer and exclusive licensing agreement with Qilu pursuant to which we granted Qilu an exclusive (with certain exceptions), sublicensable, royalty-bearing license, under certain intellectual property owned by us, to develop, manufacture and commercialize AB-729 for the treatment or prevention of cHBV in the Territory. In partial consideration for the rights granted by us, Qilu paid us a one-time upfront cash payment of $40 million and made an equity investment of $15.0 million, both received in January 2022, and agreed to pay us milestone payments totaling up to $245 million, net of withholding taxes, upon the achievement of certain technology transfer, development, regulatory and commercialization milestones. Qilu also agreed to pay us double digit royalties into the low twenties percent based upon annual net sales of AB-729 in the Territory.

Cash requirements

We believe that our $184.3 million of cash, cash equivalents and investments in marketable securities as of December 31, 2022 will be sufficient to fund our operations into the fourth quarter of 2024 based on our expectation of a net cash burn between $95.0 million and $100.0 million in 2023. In the future, substantial additional funds will be required to continue with the active development of our pipeline products and technologies. In particular, our funding needs may vary depending on a number of factors including:

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

We intend to seek funding to maintain and advance our business from a variety of sources including public or private equity or debt financing, potential monetization transactions, collaborative or licensing arrangements with pharmaceutical companies and government grants and contracts. There can be no assurance that funding will be available at all or on acceptable terms to permit further development of our research and development programs. Further, the COVID-19 pandemic has also led to severe disruption and volatility in the global capital markets, which could increase our cost of capital and adversely affect our ability to access the capital markets in the future.

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

Cash Flows

The following table summarizes our cash flow activities for the periods indicated:

	Year ended December 31,
	2022	2021
	(in thousands)
Net loss	$(69,456)	$(76,247)
Non-cash items	4,857	7,790
Change in deferred license revenue	22,455	—
Net change in operating items	6,788	925
Net cash used in operating activities	$(35,356)	$(67,532)
Net cash used in investing activities	(74,942)	(12,678)
Issuance of common shares pursuant to Share Purchase Agreement	10,973	—
Issuance of common shares pursuant to exercise of ESPP	395	461
Net cash provided by other financing activities	20,446	136,775
Net cash provided by financing activities	31,814	137,236
Effect of foreign exchange rate changes on cash and cash equivalents	(22)	5
(Decrease) increase in cash and cash equivalents	$(78,506)	$57,031
Cash and cash equivalents, beginning of period	109,282	52,251
Cash and cash equivalents, end of period	$30,776	$109,282

Net cash used in operating activities in 2022 decreased $32.2 million compared to 2021 due primarily to a January 2022 upfront cash payment of $40.0 million from Qilu in connection with the License Agreement and a $4.0 million premium paid by Qilu as part of their $15.0 million equity investment. These cash inflows were offset by $79.4 million of cash used in operations.

Net cash used in investing activities in 2022 increased by $62.3 million compared to 2021 due primarily to the timing of acquisitions and maturities of investments in marketable securities.

Net cash provided by financing activities in 2022 decreased $105.4 million compared to 2021. Cash provided by financing activities in 2022 consisted primarily of $20.3 million of proceeds from sales of common shares under the Sale Agreement and $11.0 million for the fair value of shares purchased by Qilu as part of their $15.0 million equity investment, of which the remaining $4.0 million was a premium paid by Qilu on the equity investment and was allocated to deferred revenue. Cash provided by financing activities in 2021 consisted primarily of $134.7 million of proceeds from sales of common shares under the Sale Agreement.

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

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Arbutus Biopharma Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Arbutus Biopharma Corporation (the Company) as of December 31, 2022 and 2021, and the related consolidated statements of operations and comprehensive loss, stockholders' equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters do not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Valuation of contingent consideration liability
Description of the Matter	As discussed in Note 10 to the consolidated financial statements, the Company’s contingent consideration liability, which consists of sales-based milestones and royalties, resulting from the acquisition of Enantigen in 2014, is remeasured to its estimated fair value each reporting period. As of December 31, 2022, the contingent consideration liability was $7.5 million.

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

How We Addressed the Matter in Our Audit	To test the estimated fair value of the contingent consideration liability, we performed audit procedures that included, among others, assessing the terms of the arrangement, evaluating the methodology used, and testing the significant assumptions discussed above used by the Company in its analysis. We also compared the significant assumptions to current industry, market and economic trends to corroborate the Company’s estimates and performed sensitivity analyses of significant assumptions to evaluate the changes in the contingent consideration liability that would result from changes in the significant assumptions. We also involved our valuation specialists to assist us in testing the discount rate.

Collaboration and License Agreement with Qilu
Description of the Matter	As discussed in Note 11 to the consolidated financial statements, in December 2021, the Company entered into a technology transfer and license agreement with Qilu Pharmaceuticals Co., Ltd. (Qilu). Under the agreement, the Company granted Qilu an exclusive right to develop and commercialize AB-729 for the treatment and prevention of hepatitis B in the People's Republic of China, Hong Kong, Macau, and Taiwan. The Company agreed to provide clinical supply of the licensed product to Qilu until the Company has completed the manufacturing technology transfer to Qilu. The Company received a $40.0 million up-front payment, net of withholding taxes, during 2022 in connection with this arrangement and is also eligible to receive additional development and regulatory milestone payments, sales-based milestones and royalties as well as additional payments for clinical supply under the arrangement. The Company identified two commitments under the arrangement: (i) rights to develop, use, sell, have sold, offer for sale and import any product comprised of Licensed Product (the “Qilu License”) and (ii) drug supply obligations and manufacturing technology transfer (the “Manufacturing Obligations”). The Company determined that these two commitments are not distinct performance obligations for purposes of recognizing revenue as the manufacturing process is highly specialized and Qilu would not be able to benefit from the Qilu License without the Company’s involvement in the manufacturing activities until the transfer of the manufacturing know-how is complete. As such, the Company combined these commitments into one performance obligation to which the transaction price is allocated and recognized over time using an inputs method based on labor hours expended by the Company on its Manufacturing Obligations.

Auditing the Company's revenue recognition for the Qilu collaboration and license agreement was challenging, as significant judgment was required to apply the authoritative accounting guidance to the arrangement. The Company exercised significant judgment in determining the revenue recognition for this arrangement, including as it relates to the identification of performance obligations, as well as estimating the total number of labor hours that will be expended to complete the Manufacturing Obligations.

How We Addressed the Matter in Our Audit	Our audit procedures to test the Company's determination of revenue recognition for the Qilu collaboration and license agreement included, among others, reading the contractual agreement, testing management's identification of significant terms for completeness, including identification of performance obligations, and evaluating the appropriateness of management's application of authoritative guidance and existing accounting policies. We also discussed the judgments inherent in the Company's determination of revenue recognition, including the identification of the performance obligations and estimating the total number of expected hours required to complete the Manufacturing Obligations, with research and development personnel responsible for overseeing the satisfaction of the Company's Manufacturing Obligations. We also tested a sample of actual hours expended during 2022 on the Manufacturing Obligations and performed a lookback analysis, comparing the total actual hours expended throughout the year to the total number of future expected hours as of December 31, 2022, based on the progress to date and the nature of the future activities to be performed.

/s/ Ernst & Young LLP

We have served as the Company's auditor since 2019.

Philadelphia, Pennsylvania

March 2, 2023

ARBUTUS BIOPHARMA CORPORATION
Consolidated Balance Sheets
(Expressed in thousands of US Dollars, except share and per share amounts)

	December 31, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$30,776	$109,282
Investments in marketable securities, current	116,137	46,035
Accounts receivable	1,352	899
Prepaid expenses and other current assets	2,874	4,445
Total current assets	151,139	160,661
Property and equipment, net of accumulated depreciation	5,070	5,983
Investments in marketable securities, non-current	37,363	35,688
Right of use asset	1,744	2,092
Other non-current assets	103	61
Total assets	$195,419	$204,485
Liabilities and stockholders' equity
Current liabilities:
Accounts payable and accrued liabilities	$16,029	$10,838
Deferred license revenue, current	16,456	—
Lease liability, current	372	383
Total current liabilities	32,857	11,221
Liability related to sale of future royalties	10,365	16,296
Deferred license revenue, non-current	5,999	—
Contingent consideration	7,531	5,298
Lease liability, non-current	1,815	2,231
Total liabilities	58,567	35,046
Stockholders’ equity
Common shares
Authorized: unlimited number without par value
Issued and outstanding: 157,455,363 (December 31, 2021: 144,987,736)	1,318,737	1,286,636
Additional paid-in capital	72,406	65,485
Deficit	(1,203,803)	(1,134,347)
Accumulated other comprehensive loss	(50,488)	(48,335)
Total stockholders' equity	136,852	169,439
Total liabilities and stockholders' equity	$195,419	$204,485

See accompanying notes to the consolidated financial statements.

ARBUTUS BIOPHARMA CORPORATION
Consolidated Statements of Operations and Comprehensive Loss
(Expressed in thousands of US Dollars, except share and per share amounts)

	Year ended December 31,
	2022	2021
Revenue
Collaborations and licenses	$31,366	$4,880
Non-cash royalty revenue	7,653	6,108
Total revenue	39,019	10,988
Operating expenses
Research and development	84,408	65,502
General and administrative	17,834	17,136
Change in fair value of contingent consideration	2,233	1,872
Total operating expenses	104,475	84,510
Loss from operations	(65,456)	(73,522)
Other income (loss)
Interest income	2,192	127
Interest expense	(1,726)	(2,857)
Foreign exchange (loss) gain	(22)	5
Total other income (loss)	444	(2,725)
Loss before income taxes	(65,012)	(76,247)
Income tax expense	(4,444)	—
Net loss	$(69,456)	$(76,247)
Items applicable to preferred shares
Dividend accretion of convertible preferred shares	—	(12,139)
Net loss attributable to common shares	$(69,456)	$(88,386)
Loss per share
Basic and diluted	$(0.46)	$(0.83)
Weighted average number of common shares
Basic and diluted	150,939,337	106,242,452
Comprehensive loss
Unrealized loss on available-for-sale securities	$(2,153)	$(164)
Comprehensive loss	$(71,609)	$(76,411)
See accompanying notes to the consolidated financial statements.

ARBUTUS BIOPHARMA CORPORATION
Consolidated Statement of Stockholders’ Equity
(Expressed in thousands of US Dollars, except share and per share amounts)

	Convertible Preferred Shares		Common Shares
	Number of shares	Share capital	Number of shares	Share capital	Additional paid-in capital	Deficit	Accumulated other comprehensive loss	Total stockholders' equity
Balance at December 31, 2020	1,164,000	$149,408	89,678,722	$985,939	$60,751	$(1,045,961)	$(48,171)	$101,966
Accretion of accumulated dividends on Preferred Shares	—	12,139	—	—	—	(12,139)	—	—
Conversion of Preferred Shares into Common Shares	(1,164,000)	(161,547)	22,833,922	161,547	—	—	—	—
Stock-based compensation	—	—	—	—	6,385	—	—	6,385
Certain fair value adjustments to liability stock option awards	—	—	—	—	263	—	—	263
Issuance of common shares pursuant to the Open Market Sales Agreement	—	—	31,571,036	134,665	—	—	—	134,665
Issuance of common shares pursuant to exercise of ESPP	—	—	196,335	817	(356)	—	—	461
Issuance of common shares pursuant to exercise of stock options	—	—	707,721	3,668	(1,558)	—	—	2,110
Unrealized loss on available-for-sale securities	—	—	—	—	—	—	(164)	(164)
Net loss	—	—	—	—	—	(76,247)	—	(76,247)
Balance at December 31, 2021	—	$—	144,987,736	$1,286,636	$65,485	$(1,134,347)	$(48,335)	$169,439
Stock-based compensation	—	—	—	—	7,182	—	—	7,182
Certain fair value adjustments to liability stock option awards	—	—	—	—	26	—	—	26
Issuance of common shares pursuant to the Open Market Sales Agreement	—	—	8,645,426	20,324	—	—	—	20,324
Issuance of common shares pursuant to exercise of ESPP	—	—	171,224	588	(193)	—	—	395
Issuance of common shares pursuant to Share Purchase Agreement	—	—	3,579,952	10,973	—	—	—	10,973
Issuance of common shares pursuant to exercise of stock options	—	—	71,025	216	(94)	—	—	122
Unrealized loss on available-for-sale securities	—	—	—	—	—	—	(2,153)	(2,153)
Net loss	—	—	—	—	—	(69,456)	—	(69,456)
Balance at December 31, 2022	—	$—	157,455,363	$1,318,737	$72,406	$(1,203,803)	$(50,488)	$136,852

See accompanying notes to the consolidated financial statements.

ARBUTUS BIOPHARMA CORPORATION
Consolidated Statements of Cash Flows
(Expressed in thousands of US Dollars, except share and per share amounts)

	Year ended December 31,
	2022	2021
OPERATING ACTIVITIES
Net loss	$(69,456)	$(76,247)
Non-cash items:
Depreciation	1,427	1,753
Stock-based compensation expense	7,182	6,424
Change in fair value of contingent consideration	2,233	1,872
Non-cash royalty revenue	(7,653)	(6,108)
Non-cash interest expense	1,722	2,850
Net accretion and amortization of investments in marketable securities	(54)	999
Net change in operating items:
Accounts receivable	(453)	413
Prepaid expenses and other assets	2,430	(1,025)
Accounts payable and accrued liabilities	5,216	1,911
Deferred license revenue	22,455	—
Other liabilities	(405)	(374)
Net cash used in operating activities	(35,356)	(67,532)
INVESTING ACTIVITIES
Purchase of investments in marketable securities	(130,430)	(82,219)
Disposition of investments in marketable securities	56,000	70,350
Acquisition of property and equipment	(512)	(809)
Net cash used in investing activities	(74,942)	(12,678)
FINANCING ACTIVITIES
Issuance of common shares pursuant to Share Purchase Agreement	10,973	—
Issuance of common shares pursuant to the ATM	20,324	134,665
Issuance of common shares pursuant to exercise of stock options	122	2,110
Issuance of common shares pursuant to exercise of ESPP	395	461
Net cash provided by financing activities	31,814	137,236
Effect of foreign exchange rate changes on cash and cash equivalents	(22)	5
(Decrease) increase in cash and cash equivalents	$(78,506)	$57,031
Cash and cash equivalents, beginning of period	$109,282	$52,251
Cash and cash equivalents, end of period	$30,776	$109,282
Supplemental cash flow information
Preferred shares dividends accrued	$—	$(12,139)
 See accompanying notes to the consolidated financial statements.

ARBUTUS BIOPHARMA CORPORATION

Notes to Consolidated Financial Statements
(Tabular amounts in thousands of US Dollars, except share and per share amounts)

1.    Organization

Description of the Business

Arbutus Biopharma Corporation (“Arbutus” or the “Company”) is a clinical-stage biopharmaceutical company leveraging its extensive virology expertise to develop novel therapeutics that target specific viral diseases. The Company’s current focus areas include Hepatitis B virus (“HBV”), SARS-CoV-2 and other coronaviruses. To address HBV, the Company is developing an RNA interference (“RNAi”) therapeutic, an oral PD-L1 inhibitor, and an oral RNA destabilizer to potentially identify a combination regimen with the aim of providing a functional cure for patients with chronic HBV infection (“cHBV”) by suppressing viral replication, reducing surface antigen and reawakening the immune system. The Company believes its lead compound, AB-729, is the only RNAi therapeutic with evidence of immune re-awakening. AB-729 is currently being evaluated in multiple phase 2 clinical trials. The Company also has an ongoing drug discovery and development program directed to identifying novel, orally active agents for treating coronaviruses, including SARS-CoV-2, where the Company has nominated a compound and has begun IND-enabling pre-clinical studies. In addition, the Company is also exploring oncology applications for its internal PD-L1 portfolio.

Liquidity

At December 31, 2022, the Company had an aggregate of $184.3 million in cash, cash equivalents and investments in marketable securities. The Company had no outstanding debt as of December 31, 2022. The Company believes it has sufficient cash resources to fund its operations for at least the next 12 months.

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

COVID-19 Impact

The Company continues to monitor the effects of COVID-19, which has caused significant disruptions around the world. Measures implemented around the world in attempts to slow the spread of COVID-19 have had, and will likely continue to have, a major impact on clinical development, at least in the near-term, including shortages and delays in the supply chain, and prohibitions in certain countries on enrolling patients in new clinical trials. While the Company has been able to progress with its clinical and pre-clinical activities to date, it is not possible to predict if the COVID-19 pandemic will materially impact the Company’s plans and timelines in the future.

2.    Significant accounting policies

Basis of presentation and principles of consolidation

These consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and include the accounts of Arbutus Biopharma Corporation and its one wholly-owned subsidiary, Arbutus Biopharma, Inc. All intercompany balances and transactions have been eliminated. Certain prior year amounts have been reclassified to conform to the current year presentation. In February 2021, Arbutus Biopharma US Holdings, Inc., which was another wholly-owned subsidiary, merged into Arbutus Biopharma, Inc. with Arbutus Biopharma, Inc. continuing its legal existence and Arbutus Biopharma US Holdings, Inc. ceasing to exist.

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

Investments in marketable securities

The Company’s short-term investments consist of marketable securities that have original maturities exceeding three months and remaining maturities of less than one year. The Company classifies investments with remaining maturities of one year or longer as non-current. These investments are accounted for as available-for-sale securities and are reported at fair value, with unrealized gains and losses reported in other comprehensive loss until their disposition. Realized gains and losses from the sale of marketable securities, if any, are calculated using the specific-identification method, and are recorded as a component of other income or loss. The Company reviews its available-for-sale securities at each period end to determine if they remain available-for-sale based on the Company’s current intent and ability to sell the security if it is required to do so. Declines in value judged to be other-than-temporary are included in interest expense in the Company’s statements of operations and comprehensive loss. As of December 31, 2022, the recorded value of the Company’s investments in marketable securities was deemed to be recoverable in all respects.

All investments are governed by the Company’s Investment Policy approved by the Company’s board of directors.

Foreign currency translation and functional currency conversion

The Company’s functional currency is the United States dollar. Monetary assets and liabilities denominated in foreign currencies are translated into United States dollars using exchange rates in effect at the balance sheet date. Opening balances related to non-monetary assets and liabilities are based on prior period translated amounts, and non-monetary assets and non-monetary liabilities are translated at the approximate exchange rate prevailing at the date of the transaction. Revenue and expense transactions are translated at the approximate exchange rate in effect at the time of the transaction. Foreign exchange gains and losses are included in the statement of operations and comprehensive loss as foreign exchange gains or losses.

Investment in Genevant

Arbutus accounts for its interest in Genevant as equity securities without readily determinable fair values. Accordingly, an estimate of the fair value of the securities is based on the original cost less previously recognized equity method losses, less impairments, plus or minus changes resulting from observable price changes in orderly transactions for identical or similar Genevant securities. As of December 31, 2022, Arbutus owned approximately 16% of the common equity of Genevant and the carrying value of Arbutus’ investment in Genevant was zero.

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

In contracts where the Company has more than one performance obligation to provide its customer with goods or services, each performance obligation is evaluated to determine whether it is distinct based on whether: (i) the customer can benefit from the good or service either on its own or together with other resources that are readily available; and (ii) the good or service is separately identifiable from other promises in the contract. The consideration under the contract is then allocated between the distinct performance obligations based on their respective relative stand-alone selling prices. The estimated stand-alone selling price of each deliverable reflects the Company’s best estimate of what the selling price would be if the deliverable was regularly sold on a stand-alone basis and is determined by reference to market rates for the good or service when sold to others or by using an adjusted market assessment approach if the selling price on a stand-alone basis is not available.

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

Leases

The Company accounts for its lease under ASC 842, Leases, which generally requires the recognition of operating and financing lease liabilities with corresponding right-of-use assets on the balance sheet. See note 6 for more information.

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

Net loss attributable to common shareholders per share

Net loss attributable to common shareholders per share is calculated based on the weighted average number of common shares outstanding. Diluted net loss attributable to common shareholders per share does not differ from basic net loss attributable to common shareholders per share for the years ended December 31, 2022 and 2021, since the effect of including potential common shares would be anti-dilutive. For the year ended December 31, 2022, potential common shares of 15.5 million pertaining to outstanding stock options were excluded from the calculation of net loss attributable to common shareholders per share. A total of approximately 11.4 million outstanding stock options were excluded from the calculation for the year ended December 31, 2021.

On October 18, 2021, the Company’s outstanding Series A participating convertible preferred shares (“ Preferred Shares”) were converted into 22,833,922 common shares. Prior to that date, the Company followed the two-class method when computing net loss attributable to common shareholders per share as the Preferred Shares, as further described in note 12, met the definition of participating securities. The Company’s Preferred Shares entitled the holders to participate in dividends but did not require the holders to participate in losses of the Company. Accordingly, net losses attributable to holders of the Company’s common shares were not allocated to holders of the Preferred Shares.

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

Segment information

As of December 31, 2022, the Company viewed its operations and managed its business as one operating segment consistent with how its chief operating decision-maker, the Chief Executive Officer, makes decisions regarding resource allocation and assessing performance. Substantially all of the Company’s premises, property and equipment are located in the United States.

Comprehensive loss

Comprehensive loss is comprised of net loss and adjustments for the change in unrealized gains and losses on investments in available-for-sale marketable securities. The Company includes comprehensive loss and its components in the consolidated statements of operations and comprehensive loss, net of tax effects if any.

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

Recent accounting pronouncements

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-13, Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments (ASC 326). The guidance is effective for the Company beginning January 1, 2023 and it changes how entities account for credit losses on financial assets and other instruments that are not measured at fair value through net income, including available-for-sale debt securities. The Company does not anticipate that the new guidance will have a material impact on its results of operations or financial position.

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

To determine the fair value, the Company uses the fair value hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are inputs market participants would use to value an asset or liability and are developed based on market data obtained from independent sources. Unobservable inputs are inputs based on assumptions about the factors market participants would use to value an asset or liability. The three levels of inputs that may be used to measure fair value are as follows:

•Level 1 inputs are quoted market prices for identical instruments available in active markets. The Company’s cash and cash equivalents are measured using Level 1 inputs.
•Level 2 inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability either directly or indirectly. If the asset or liability has a contractual term, the input must be observable for substantially the full term. An example includes quoted market prices for similar assets or liabilities in active markets. The Company’s investments in marketable securities are measured using Level 2 inputs.
•Level 3 inputs are unobservable inputs for the asset or liability and will reflect management’s assumptions about market assumptions that would be used to price the asset or liability. The Company’s liability-classified options and contingent consideration are measured using Level 3 inputs.

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

To determine the fair value of the contingent consideration (note 10), the Company uses a probability weighted assessment of the likelihood the milestones would be met and the estimated timing of such payments, and then the potential contingent payments were discounted to their present value using a probability adjusted discount rate that reflects the early stage nature of the development program, time to complete the program development, and overall biotech indices. The Company determined that the fair value of the contingent consideration was $7.5 million as of December 31, 2022 and the increase of $2.2 million has been recorded within operating expenses in the statement of operations and comprehensive loss for the year ended December 31, 2022. The assumptions used in the discounted cash flow model are level 3 inputs as defined above. The

Company assessed the sensitivity of the fair value measurement to changes in these unobservable inputs, and determined that changes within a reasonable range would not result in a materially different assessment of fair value.

The following tables present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis, and indicates the fair value hierarchy of the valuation techniques used to determine such fair value:

	Level 1	Level 2	Level 3	Total
As of December 31, 2022	(in thousands)
Assets
Cash and cash equivalents	$30,776	$—	$—	$30,776
Investments in marketable securities, current	—	116,137	—	116,137
Investments in marketable securities, non-current	—	37,363	—	37,363
Total	$30,776	$153,500	$—	$184,276
Liabilities
Liability-classified options	$—	$—	$1	$1
Contingent consideration	—	—	7,531	7,531
Total	$—	$—	$7,532	$7,532

	Level 1	Level 2	Level 3	Total
As of December 31, 2021	(in thousands)
Assets
Cash and cash equivalents	$109,282	$—	$—	$109,282
Investments in marketable securities, current	—	46,035	—	46,035
Investments in marketable securities, non-current	—	35,688	—	35,688
Total	$109,282	$81,723	$—	$191,005
Liabilities
Liability-classified options	$—	$—	$26	$26
Contingent consideration	—	—	5,298	5,298
Total	$—	$—	$5,324	$5,324

The following table presents the changes in fair value of the Company’s liability-classified stock option awards:

	Liability at beginning of the period	Fair value of liability-classified options exercised in the period	Decrease in fair value of liability	Liability at end of the period
	(in thousands)
Year ended December 31, 2022	$26	$—	$(25)	$1
Year ended December 31, 2021	$250	$(96)	$(128)	$26

The following table presents the changes in fair value of the Company’s contingent consideration:

	Liability at beginning of the period	Increase in fair value of liability	Liability at end of the period
	(in thousands)
Year ended December 31, 2022	$5,298	$2,233	$7,531
Year ended December 31, 2021	$3,426	$1,872	$5,298

4.    Investments in marketable securities

Investments in marketable securities and cash equivalents consisted of the following:

	Amortized Cost	Gross Unrealized Gain(1)	Gross Unrealized Loss(1)	Fair Value
As of December 31, 2022	(in thousands)
Cash equivalents
Money market fund	$23,218	$—	$—	$23,218
Total	$23,218	$—	$—	$23,218
Investments in marketable short-term securities
US government agency bonds	$26,686	$—	$(424)	$26,262
US corporate bonds	27,144	—	(303)	26,841
US treasury bills	8,483	—	(16)	8,467
US government bonds	55,361	—	(794)	54,567
Total	$117,674	$—	$(1,537)	$116,137
Investments in marketable long-term securities
US government agency bonds	$3,724	$—	$(130)	$3,594
US corporate bonds	25,433	—	(336)	25,097
US government bonds	8,972	—	(300)	8,672
Total	$38,129	$—	$(766)	$37,363
 (1) Gross unrealized gain (loss) is pre-tax and is reported in accumulated other comprehensive loss.

	Amortized Cost	Gross Unrealized Gain(1)	Gross Unrealized Loss(1)	Fair Value
As of December 31, 2021	(in thousands)
Cash equivalents
Money market fund	$93,211	$—	$—	$93,211
Total	$93,211	$—	$—	$93,211
Investments in marketable short-term securities
US government agency bonds	$8,131	$—	$(11)	$8,120
US government bonds	37,968	—	(53)	37,915
Total	$46,099	$—	$(64)	$46,035
Investments in marketable long-term securities
US government agency bonds	$13,068	$—	$(29)	$13,039
US treasury bills	22,707	—	(58)	22,649
Total	$35,775	$—	$(87)	$35,688
(1) Gross unrealized gain (loss) is pre-tax and is reported in accumulated other comprehensive loss.

The contractual maturity of the $116.1 million of short-term marketable securities held by the Company as of December 31, 2022 is less than one year. As of December 31, 2022, the Company held $37.4 million of long-term marketable securities with contractual maturities of more than one year, but less than five years. As of December 31, 2021, the Company’s $46.0 million of short-term marketable securities had contractual maturities of less than one year, while the Company’s $35.7 million of long-term marketable securities had maturities of more than one year, but less than five years.

The Company had realized gains on investments of less than $0.1 million and zero for the years ended December 31, 2022 and 2021, respectively.

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

The Company accounts for its interest in Genevant as equity securities without readily determinable fair values. Accordingly, an estimate of the fair value of the securities is based on the original cost less previously recognized equity method losses, less impairments, plus or minus changes resulting from observable price changes in orderly transactions for identical or a similar Genevant securities. As of December 31, 2022, the carrying value of the Company’s investment in Genevant was zero and the Company owned approximately 16% of the common equity of Genevant.

6.    Leases

The Company had one operating lease for its office and laboratory space as of December 31, 2022. The Company’s corporate headquarters is located at 701 Veterans Circle, Warminster, Pennsylvania. The lease expires on April 30, 2027, and the Company has the option of extending the lease for two further five-year terms. The Company also previously leased office space located at 626 Jacksonville Road, Warminster, Pennsylvania under a lease that terminated on August 31, 2022.

The Company accounts for its leases under ASC 842, Leases. Leases with an initial term of 12 months or less are not recorded on the balance sheet. The Company determines if an arrangement is a lease at inception. Right-of-use assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Operating lease right-of-use assets and lease liabilities are recognized based on the present value of lease payments over the lease term. The leases do not provide an implicit rate so in determining the present value of lease payments, the Company utilized its incremental borrowing rate for the applicable lease, which was 9.0% for the 701 Veterans Circle lease and 7.6% for the 626 Jacksonville Road lease. The Company recognizes lease expense on a straight-line basis over the remaining lease term.
During each of the years ended December 31, 2022 and 2021, the Company incurred total operating lease expenses of $0.7 million, which included lease expenses associated with fixed lease payments of $0.6 million, and variable payments associated with common area maintenance and similar expenses of $0.1 million.

Weighted average remaining lease term and discount rate were as follows:

As of December 31, 2022
Weighted-average remaining lease term (years)	4.3
Weighted average discount rate	9.0%
The Company did not include options to extend its lease terms as part of its ROU asset and lease liabilities.
Supplemental cash flow information related to the Company’s operating leases was as follows:

	2022	2021
	(in thousands)
Cash paid for amounts included in the measurement of lease liabilities	$641	$650

Future minimum lease payments under operating leases that have remaining terms as of December 31, 2022 are as follows:

As of December 31, 2022
(in thousands)
2023	$598
2024	616
2025	635
2026	654
2027	134
Thereafter	—
Total lease payments	$2,637
Less: interest	(450)
Present value of lease payments	$2,187

7.    Property and equipment

The Company’s property and equipment balances as of the years ended December 31, 2022 and 2021 are as follows:

	Cost	Accumulated depreciation	Net book value
December 31, 2022	(in thousands)
Lab equipment	$6,890	$(5,679)	$1,211
Leasehold improvements	8,590	(4,749)	3,841
Computer hardware and software	391	(373)	18
	$15,871	$(10,801)	$5,070

	Cost	Accumulated depreciation	Net book value
December 31, 2021	(in thousands)
Lab equipment	$6,408	$(5,178)	$1,230
Leasehold improvements	8,563	(3,883)	4,680
Computer hardware and software	386	(313)	73
	$15,357	$(9,374)	$5,983

Depreciation expense for the years ended December 31, 2022 and 2021 was $1.4 million and $1.8 million, respectively.

8.    Accounts payable and accrued liabilities

Accounts payable and accrued liabilities are comprised of the following:

	December 31, 2022	December 31, 2021
	(in thousands)
Trade accounts payable	$3,520	$3,174
Payroll accruals	3,730	4,279
Research and development accruals	8,261	2,371
Professional fee accruals	512	983
Other accrued liabilities	6	31
Total	$16,029	$10,838

9.    Sale of future royalties
On July 2, 2019, the Company entered into a Purchase and Sale Agreement (the “Agreement”) with the Ontario Municipal Employees Retirement System (“OMERS”), pursuant to which the Company sold to OMERS part of its royalty interest on future global net sales of ONPATTRO, an RNA interference therapeutic currently being sold by Alnylam.

ONPATTRO utilizes Arbutus’s LNP technology, which was licensed to Alnylam pursuant to the Cross-License Agreement, dated November 12, 2012, by and between the Company and Alnylam (the “LNP License Agreement”). Under the terms of the LNP License Agreement, the Company is entitled to tiered royalty payments on global net sales of ONPATTRO ranging from 1.00% to 2.33% after offsets, with the highest tier applicable to annual net sales above $500 million. This royalty interest was sold to OMERS, effective as of January 1, 2019, for $20 million in gross proceeds before advisory fees. OMERS will retain this entitlement until it has received $30 million in royalties, at which point 100% of such royalty interest on future global net sales of ONPATTRO will revert to the Company. OMERS has assumed the risk of collecting up to $30 million of future royalty payments from Alnylam and Arbutus is not obligated to reimburse OMERS if they fail to collect any such future royalties. From the inception of the royalty sale through December 31, 2022, an aggregate of $18.9 million of royalties have been collected by OMERS.

The $30 million in royalties to be paid to OMERS is accounted for as a liability, with the difference between the liability and the gross proceeds received accounted for as a discount. The discount, as well as $1.5 million of transaction costs, will be amortized as interest expense based on the projected balance of the liability as of the beginning of each period. Management estimated an effective annual interest rate of approximately 8%. Over the course of the Agreement, the actual interest rate will be affected by the amount and timing of royalty revenue recognized and changes in the timing of forecasted royalty revenue. On a quarterly basis, the Company will reassess the expected timing of the royalty revenue, recalculate the amortization and effective interest rate and adjust the accounting prospectively as needed.

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

During the year ended December 31, 2022, the Company recognized non-cash royalty revenue of $7.7 million and $1.7 million of related non-cash interest expense. During the year ended December 31, 2021, the Company recognized non-cash royalty revenue of $6.1 million and related non-cash interest expense of $2.9 million.

The table below shows the activity related to the net liability for the years ended December 31, 2022 and December 31, 2021:

	Twelve Months Ended December 31,
	2022	2021
	(in thousands)
Net liability related to sale of future royalties - beginning balance	$16,296	$19,554
Non-cash royalty revenue	(7,653)	(6,108)
Non-cash interest expense	1,722	2,850
Net liability related to sale of future royalties - ending balance	$10,365	$16,296

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

On December 18, 2020, UBC delivered to the Company a notice of arbitration alleging that under the cross license between UBC and Arbutus, it was due royalties of $2.0 million plus interest arising from the Company’s sale to OMERS of part of its royalty interest on future global net sales of ONPATTRO, currently being sold by Alnylam. Oral hearings for this matter were held in April 2022 and, on July 11, 2022, the arbitrator issued his decision fully dismissing UBC’s claim for royalties. As a result, no payments are owed to UBC. In September 2022, the arbitrator awarded the Company $0.5 million for reimbursement of costs and attorneys’ fees, which the Company received from UBC in October 2022. This matter is now fully resolved.

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

The fair value of the contingent consideration was $7.5 million as of December 31, 2022.

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

In partial consideration for the rights granted by the Company, Qilu paid the Company a one-time upfront cash payment of $40.0 million on January 5, 2022 and agreed to pay the Company milestone payments totaling up to $245 million, net of withholding taxes, upon the achievement of certain technology transfer, development, regulatory and commercialization milestones (the “Milestone Payments”). Qilu paid $4.4 million of withholding taxes to the Chinese taxing authority on the Company’s behalf, related to the upfront cash payment. In addition, Qilu also agreed to pay the Company double digit royalties into the low twenties percent based upon annual net sales of AB-729 in the Territory. The royalties are payable on a product-by-product and region-by-region basis, subject to certain limitations.

Qilu is responsible for all costs related to developing, obtaining regulatory approval for, and commercializing AB-729 for the treatment or prevention of hepatitis B in the Territory. Qilu is required to use commercially reasonable efforts to develop, seek regulatory approval for, and commercialize at least one AB-729 product candidate in the Territory. A joint development committee has been established between the Company and Qilu to coordinate and review the development, manufacturing and commercialization plans. Both parties also have entered into a supply agreement and related quality agreement pursuant to which the Company will manufacture or have manufactured and supply Qilu with all quantities of AB-729 necessary for Qilu to develop and commercialize in the Territory until the Company has completed manufacturing technology transfer to Qilu and Qilu has received all approvals required for it or its designated contract manufacturing organization to manufacture AB-729 in the Territory.

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

The License Agreement falls under the scope of ASC 808 as both parties are active participants in the arrangement and are exposed to significant risks and rewards. While this arrangement is in the scope of ASC 808, the Company analogizes to ASC 606 for some aspects of this arrangement, including for the delivery of a good or service (i.e., a unit of account). In accordance with the guidance, the Company identified the following commitments under the arrangement: (i) rights to develop, use, sell, have sold, offer for sale and import any product comprised of Licensed Product (the “Qilu License”); and (ii) drug supply obligations and manufacturing technology transfer (the “Manufacturing Obligations”). The Company determined that these two commitments are not distinct performance obligations for purposes of recognizing revenue as the manufacturing process is highly specialized and Qilu would not be able to benefit from the Qilu License without the Company’s involvement in the manufacturing activities until the transfer of the manufacturing know-how is complete. As such, the Company will combine these commitments into one performance obligation to which the transaction price will be allocated to and will recognize this transaction price associated with the bundled performance obligation over time using an inputs method based on labor hours expended by the Company on its Manufacturing Obligations.

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

The following table outlines the transaction price and the changes to the related asset and liability balances during the twelve months ended December 31, 2022:

	Twelve Months Ended December 31, 2022
	Transaction Price	Cumulative Collaboration Revenue Recognized	Deferred License Revenue
	(in thousands)
Combined performance obligation	$49,270	$26,015	$23,255
Less contract asset			(800)
Total deferred license revenue			22,455
Less current portion of deferred license revenue			16,456
Non-current deferred license revenue			$5,999

The Company recognized $26.0 million of revenue based on labor hours expended by the Company on its Manufacturing Obligations during the twelve months ended December 31, 2022.

As of December 31, 2022, the balance of the deferred license revenue was $23.3 million, which, in accordance with ASC 210-20, was partially offset by the contract asset associated with the manufacturing cost reimbursement of $0.8 million, resulting in a net deferred license revenue liability of $22.5 million. The $4.4 million of withholding taxes paid by Qilu on behalf of the Company was recorded as income tax expense during the twelve months ended December 31, 2022.

The Company incurred $0.6 million of incremental costs in obtaining the Qilu License, which the Company capitalized in other current assets and other assets and amortizes as a component of general and administrative expense commensurate with the recognition of the combined performance obligation. The Company recognized $0.3 million of related amortization expense for the twelve months ended December 31, 2022.
The Company reevaluates the transaction price and the total estimated labor hours expected to be incurred to satisfy the performance obligations and adjusts the deferred revenue at the end of each reporting period. Such changes will result in a change to the amount of collaboration revenue recognized and deferred revenue.

Assembly Biosciences, Inc.

In August 2020, the Company entered into a clinical collaboration agreement with Assembly Biosciences, Inc. (“Assembly”) to evaluate AB-729 in combination with Assembly’s first-generation HBV core inhibitor (capsid inhibitor) candidate vebicorvir (“VBR”) and standard-of-care NA therapy for the treatment of patients with HBV infection. Assembly has completed enrollment in the clinical trial. In July 2022, Assembly announced its plan to discontinue development of VBR. Despite this, in consultation with Assembly, the Company continued dosing patients in this Phase 2a proof-of-concept clinical trial in order to fully and accurately assess the results. Preliminary data from 65 patients indicated that adding VBR to AB-729 and NA therapy does not positively or negatively impact the reduction of HBsAg compared to AB-729 and NA therapy alone. Accordingly, the Company and Assembly mutually agreed to discontinue the clinical trial following completion of the final, on-treatment visit at week 48. The Company and Assembly shared in the costs of the collaboration. The Company incurred $2.8 million and $2.6 million of costs related to the collaboration during the years ended December 31, 2022 and 2021, respectively, and reflected those costs in research and development in the statements of operations and comprehensive loss. Except to the extent necessary to carry out Assembly’s responsibilities with respect to the collaboration trial, the Company has not provided any license grant to Assembly for use of the Company’s AB-729 compound.

Vaccitech plc

In July 2021, the Company entered into a clinical collaboration agreement with Vaccitech plc (“Vaccitech”) to evaluate AB-729 followed by Vaccitech’s VTP-300, a proprietary T-cell stimulating antigen-specific immunotherapeutic, in NrtI-suppressed patients with cHBV.

The Company is responsible for managing this Phase 2a proof-of-concept clinical trial, subject to oversight by a joint development committee comprised of representatives from the Company and Vaccitech. The Company and Vaccitech retain full rights to their respective product candidates and will split all costs associated with the clinical trial. The Company incurred $0.8 million and $0.5 million of costs related to the collaboration, net of Vaccitech’s 50% share, during the years ended December 31, 2022 and 2021, respectively, and reflected those net costs in research and development in the statements of operations and comprehensive loss.

X-Chem, Inc. and Proteros biostructures GmbH

In March 2021, the Company entered into a discovery research and license agreement, as amended, with X-Chem, Inc. (“X-Chem”) and Proteros biostructures GmbH (“Proteros”) to focus on the discovery of novel inhibitors targeting the SARS-CoV-2 nsp5 main protease (Mpro). The agreement is designed to accelerate the development of pan-coronavirus agents to treat COVID-19 and potential future coronavirus outbreaks. This collaboration brought together the Company’s expertise in the discovery and development of antiviral agents with X-Chem’s industry leading DNA-encoded library (DEL) technology and Proteros’ protein sciences, biophysics and structural biology capabilities and provides important synergies to potentially identify safe and effective therapies against coronaviruses including SARS-CoV-2. The collaboration allows for the rapid screening of one of the largest small molecule libraries against Mpro (an essential protein required for the virus to replicate itself) and the use of state-of-the-art structure guided methods to rapidly optimize Mpro inhibitors to progress to clinical candidates. Through this collaboration, the Company has identified and obtained a worldwide exclusive license to several molecules that inhibit Mpro, a validated target for the treatment of COVID-19 and potential future coronavirus outbreaks. In the fourth quarter of 2022, the Company nominated AB-343 as its lead candidate that inhibits Mpro and the Company is also continuing lead optimization activities for an nsp12 viral polymerase candidate.

The agreement provides for payments by the Company to X-Chem and Proteros upon satisfaction of certain development, regulatory and commercial milestones, as well as royalties on sales. The agreement with X-Chem and Proteros was amended effective March 31, 2022 primarily to extend the term of the collaboration and update the funding and fee structure. The Company incurred $1.3 million and $1.9 million of costs related to the collaboration during the years ended December 31, 2022 and 2021, respectively, and reflected those costs in research and development in the statements of operations and comprehensive loss.

Royalty Entitlements

Alnylam Pharmaceuticals, Inc. and Acuitas Therapeutics, Inc.

The Company has two royalty entitlements to Alnylam’s global net sales of ONPATTRO.

In 2012, the Company entered into a license agreement with Alnylam Pharmaceuticals, Inc. (“Alnylam”) that entitles Alnylam to develop and commercialize products with the Company’s LNP technology. Alnylam’s ONPATTRO, which represents the first approved application of the Company’s LNP technology, was launched by Alnylam in 2018. Under the terms of this license agreement, the Company is entitled to tiered royalty payments on global net sales of ONPATTRO ranging from 1.00% - 2.33% after offsets, with the highest tier applicable to annual net sales above $500 million. This royalty interest was sold to OMERS, effective as of January 1, 2019, for $20 million in gross proceeds before advisory fees. OMERS will retain this entitlement until it has received $30 million in royalties, at which point 100% of this royalty entitlement on future global net sales of ONPATTRO will revert back to the Company. OMERS has assumed the risk of collecting up to $30.0 million of future royalty payments from Alnylam and the Company is not obligated to reimburse OMERS if they fail to collect any such future royalties. If this royalty entitlement reverts to the Company, it has the potential to provide an active royalty stream or to be otherwise monetized again in full or in part. From the inception of the royalty sale through December 31, 2022, an aggregate of $18.9 million of royalties have been earned by OMERS. See note 9 for further details.

The Company also has rights to a second royalty interest ranging from 0.75% to 1.125% on global net sales of ONPATTRO, with 0.75% applying to sales greater than $500 million, originating from a settlement agreement and subsequent license agreement with Acuitas Therapeutics, Inc. (“Acuitas”). This royalty entitlement from Acuitas has been retained by the Company and was not part of the royalty entitlement sale to OMERS.

Gritstone Oncology, Inc.

On October 16, 2017, the Company entered into a license agreement with Gritstone that granted them worldwide access to its portfolio of proprietary and clinically validated LNP technology and associated intellectual property to deliver Gritstone’s self-replicating, non-mRNA, RNA-based neoantigen immunotherapy products. Gritstone paid the Company an upfront payment, and will make payments for achievement of development, regulatory, and commercial milestones and royalties. As a result of the Company’s agreement with Genevant (see note 5 for details), from April 11, 2018 going forward, Genevant is entitled to 50% of the revenues earned by the Company from Gritstone. The Company is the agent in this arrangement and records revenue on a net basis. Milestone payments that are not within the control of the Company or the licensee, such as those that require regulatory approvals, are not considered probable of being achieved until those approvals are received. The Company did not receive any payments from Gritstone during the years ended December 31, 2022 or 2021.

Revenues from the Company’s royalty entitlements are summarized in the following table:

	Year ended December 31,
	2022	2021
	(in thousands)
Revenue from collaborations and licenses
Royalties from sales of Onpattro	$5,316	$4,675
Qilu Pharmaceutical Co., Ltd.	26,015	—
Other milestone and royalty payments	35	205
Non-cash royalty revenue
Royalties from sales of Onpattro	7,653	6,108
Total revenue	$39,019	$10,988

12.    Shareholders’ equity

Authorized share capital

The Company’s authorized share capital consists of an unlimited number of common shares and preferred shares, without par value, and 1,164,000 Series A participating convertible preferred shares, without par value.

Open Market Sale Agreement

The Company has an Open Market Sale Agreement with Jefferies LLC (“Jefferies”) dated December 20, 2018, as amended by Amendment No. 1, dated December 20, 2019, Amendment No. 2, dated August 7, 2020 and Amendment No. 3, dated March 4, 2021 (as amended, the “Sale Agreement”), under which the Company may issue and sell common shares, from time to time.

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

On August 28, 2020, the Company filed a shelf registration statement on Form S-3 with the SEC (File No. 333-248467) and accompanying base prospectus, which was declared effective by the SEC on October 22, 2020 (the “October 2020 Registration Statement”), for the offer and sale of up to $200.0 million of the Company’s securities. On March 4, 2021, the Company filed a prospectus supplement with the SEC (the “March 2021 Prospectus Supplement”) in connection with the offering of up to an additional $75.0 million of its common shares pursuant to the Sale Agreement under October 2020 Registration Statement. The March 2021 Prospectus Supplement was fully utilized during 2021. On October 8, 2021, the Company filed a prospectus supplement with the SEC (the “October 2021 Prospectus Supplement”) in connection with the offering of up to an additional $75.0 million of its common shares pursuant to the Sale Agreement under the October 2020 Registration Statement.

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

During the years ended December 31, 2022 and 2021, the Company issued 8,645,426 and 31,571,036 common shares, respectively, under the Sale Agreement, resulting in net proceeds of approximately $20.3 million and $134.7 million, respectively.

As of December 31, 2022, there was approximately $131.1 million remaining available in aggregate under the October 2021 Prospectus Supplement and the March 2022 Prospectus Supplement.

Series A Preferred Shares

In October 2017, the Company entered into a subscription agreement with Roivant for the sale of Preferred Shares to Roivant for gross proceeds of $116.4 million. The Preferred Shares were non-voting and were convertible into common shares at a conversion price of $7.13 per share (which represented a 15% premium to the closing price of $6.20 per share). The purchase price for the Preferred Shares plus an amount equal to 8.75% per annum, compounded annually, was subject to mandatory conversion into common shares on October 18, 2021, at which time the Preferred Shares were converted into 22,833,922 common shares and both the lockup and standstill periods that Roivant had previously agreed to expired. As of December 31, 2022, Roivant owned approximately 25% of the Company’s outstanding common shares.

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

13.    Stock-based compensation

Awards outstanding and available for issuance

During the year ended December 31, 2022, the Company had stock options outstanding under the following plans (collectively, the “Plans”): the 2016 Omnibus Share and Incentive Plan (the “2016 Plan”), the 2011 Omnibus Share Compensation Plan (the “2011 Plan”); the 2019 inducement grant; and the OnCore Option Plan.

As of December 31, 2022, the aggregate number of shares authorized for awards under all Plans was 28,290,202. As of December 31, 2022, the Company had 15,450,598 options outstanding and 8,842,931 awards available for issuance under the Plans.

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

Hereafter, information on options governed by the 2016 Plan, the 2011 Plan and the 2019 inducement grant (the “Arbutus Plans”) is presented on a consolidated basis as the terms of the plans are similar. Information on the OnCore Option Plan is presented separately.

Stock options under the Arbutus Plans

Equity-classified stock options under the Arbutus Plans

The following table summarizes activity related to the Company’s equity-classified stock options, including its performance options, for the year ended December 31, 2022:

	Stock Options Outstanding		Vested Stock Options	Non-Vested Stock Options
	Number	Weighted-Average Exercise Price	Number	Number	Weighted-Average Grant-Date Fair Value
Balance as of December 31, 2021	11,309,974	$4.14	6,544,348	4,765,626	$2.71
Options granted	4,808,295	$2.77	—	4,808,295	$2.09
Options exercised	(71,025)	$1.70	(71,025)	—	$—
Options forfeited, canceled or expired	(697,246)	$3.31	(100,399)	(596,847)	$2.44
Options vested	—	$—	3,258,855	(3,258,855)	$2.42
Balance as of December 31, 2022	15,349,998	$3.76	9,631,779	5,718,219	$2.39

The intrinsic value of options exercised under the Arbutus Plans during 2022 and 2021 are $0.1 million and $0.2 million, respectively.

The following table summarizes additional information related to the Company’s equity-classified stock options, including its performance options, as of December 31, 2022:

As of December 31, 2022
Options outstanding and expected to vest
Number of stock options outstanding	15,349,998
Weighted-average exercise price	$3.76
Intrinsic value (in $000s)	$380
Weighted-average term remaining	7.3 years
Vested stock options
Number of vested stock options	9,631,779
Weighted-average exercise price	$4.07
Intrinsic value (in $000s)	$327
Weighted-average term remaining	6.6 years

The assumptions used in the Black-Scholes option-pricing for grants made during the years ended December 31, 2022 and 2021 are as follows:

	December 31, 2022	December 31, 2021
Expected average option term	5.5 years	5.6 years
Expected volatility	97.0%	93.4%
Expected dividends	—%	—%
Risk-free interest rate	1.77%	0.67%

The Company considers all available information when estimating the fair value of its stock option grants.

Stock options under the other plans

As of December 31, 2022, the Company also has 20,000 liability option awards outstanding with a weighted average exercise price of $12.10 and 80,600 stock option awards outstanding under the OnCore Option Plan with a weighted average exercise price of $0.56.

Employee Stock Purchase Plan

In May 2020, the Company’s stockholders approved the 2020 Employee Stock Purchase Plan (the “ESPP”) which became effective on May 28, 2020. A total of 1,500,000 common shares were reserved for issuance under the ESPP. Company employees contribute funds via payroll deductions, which are used to buy Company common shares at a discount of up to 15% based on the lower of the price at the start of the offering period and at the end of the relevant purchase period within such offering period. The initial offering period under the ESPP was September 1, 2020 through August 31, 2021 with purchase dates set on February 26, 2021 and August 31, 2021, with subsequent offering periods beginning on September 1 and ending on August 31. The Company issued 171,224 and 196,335 shares under its ESPP for the years ended December 31, 2022 and 2021, respectively. As of December 31, 2022, there were 1,132,441 shares remaining for issuance under the ESPP. For the years ended December 31, 2022 and 2021, the Company recognized $0.2 million and $0.3 million, respectively, of stock-based compensation expense related to the ESPP. The fair value of the right to acquire stock at a discounted price under the ESPP is calculated using the Black-Scholes valuation model and recorded as stock-based compensation. Expense is recognized over the period the employee contributes to the plan through payroll deductions.

Stock-based compensation expense

Total stock-based compensation expense was comprised of: (1) vesting of options awarded to employees under the Arbutus and OnCore Plans calculated in accordance with the fair value method as described above; (2) fair value adjustments for the Company’s liability-classified stock options; and (3) amortization of compensation cost related to the ESPP.

The Company recognizes forfeitures as they occur, and the effects of forfeitures are reflected in stock-based compensation expense.

Stock-based compensation has been recorded in the consolidated statement of operations and comprehensive loss as follows:

	Year Ended December 31,
	2022	2021
	(in thousands)
Research and development	$2,912	$2,777
General and administrative	4,270	3,647
Total	$7,182	$6,424

At December 31, 2022, there remained $13.2 million of unrecognized compensation expense related to unvested equity employee stock options to be recognized as expense over a weighted-average period of approximately 2.4 years.

For each of the years ended December 31, 2022 and 2021, the Company had zero performance based stock compensation expense.

14.    Income taxes

The Company is subject to taxation and files income tax returns in Canadian federal and provincial, United States federal and several state jurisdictions. In December 2022, the United States Internal Revenue service completed its examination of the Company’s federal tax return for 2018. In May 2022, The Canada Revenue Agency completed its examination of the Company’s Canadian tax returns for 2018 and 2019, with no adjustments proposed.

Income tax expense varies from the amounts that would be computed by applying the combined Canadian federal and provincial income tax rate of 27% (2021 - 27%) to the loss before income taxes as shown in the following tables:

	Year ended December 31,
	2022	2021
	(in thousands)
Computed taxes (benefits) at Canadian federal and provincial tax rates	$(17,554)	$(23,864)
Withholding taxes	4,444	—
Other	761	(1,041)
Permanent and other differences	869	4,292
Foreign tax credit applied	(4,444)	—
Federal and Provincial ITCs applied	(324)	(611)
Change in valuation allowance	14,563	15,928
Difference due to income taxed at foreign rates	5,625	4,840
Stock-based compensation	504	456
Income tax expense	$4,444	$—

As of December 31, 2022, the Company had investment tax credits available to reduce Canadian federal income taxes of $7.2 million, versus $7.4 million as of December 31, 2021, which expire between 2030 and 2037, and provincial income taxes of $2.0 million, versus $2.1 million as of December 31, 2021, which expire between 2024 and 2027. The investment tax credits are accounted for under a flow-through method. In addition, the Company had research and development credits of $3.7 million as of December 31, 2022, and $3.8 million as of December 31, 2021, which expire between 2031 and 2038 and which can be used to reduce future taxable income in the United States.

As of December 31, 2022, the Company had scientific research and experimental development expenditures of $62.2 million available for indefinite carry-forward, versus $62.8 million as of December 31, 2021. The Company also had net operating losses of $148.1 million as of December 31, 2022 and $177.7 million as of December 31, 2021, which are due to expire between 2028 and 2038 and which can be used to offset future taxable income in Canada.

As of December 31, 2022 and December 31, 2021, the Company had $11.7 million of net operating losses due to expire in 2035 which can be used to offset future taxable income in the United States. Future use of a portion of the United States loss carryforwards are subject to limitations under Internal Revenue Code Section 382. United States net operating loss carryforwards arising in 2019 and future periods have an indefinite carryforward period. As of December 31, 2022 and December 31, 2021, the Company had $203.9 million and $197.8 million, respectively, of total regular net operating losses which can be used to offset future taxable income in the United States.

As a result of ownership changes occurring on October 1, 2014 and March 4, 2015, the Company’s ability to use these losses may be limited. Losses incurred to date may be further limited if a subsequent change in control occurs.

The Company generated $28.7 million and $93.7 million in pre-tax domestic and foreign losses, respectively, for the year ended December 31, 2022. The Company generated $7.7 million and $80.7 million in pre-tax domestic and foreign losses, respectively, for the year ended December 31, 2021.

As required by the 2017 Tax Cuts and Jobs Act and effective in 2022, the deferred tax asset as of December 31, 2022 included $16.5 million related to the mandatory capitalization and amortization of research and development expenses.

Significant components of the Company’s deferred tax assets and liabilities are shown below:

	As of December 31,
	2022	2021
	(in thousands)
Deferred tax assets (liabilities):
Non-capital losses carryforwards	$83,564	$90,255
Canadian research and development deductions	16,791	16,968
Book amortization in excess of tax	(461)	(634)
Revenue recognized for tax purposes in excess of revenue recognized for accounting purposes	2,799	4,400
Tax value in excess of accounting value in lease inducements	93	549
Deferred revenue	6,063	—
Canadian Federal investment tax credits	5,278	5,301
Canadian Provincial investment tax credits	1,953	2,119
Equity accounted for investment	3,375	3,375
U.S. Federal research and development credits	3,633	3,741
Deductible stock options	3,681	3,309
U.S. research and experimental expenditures capitalization	16,471	—
Accrued interest payable	1,507	—
Amortization	387	—
Other	153	1,341
Total deferred tax assets	$145,287	$130,724
Valuation allowance	(145,287)	(130,724)
Net deferred tax assets (liabilities)	$—	$—

15.    Related party transactions

Pursuant to a financing and related subscription agreement, the Company issued Roivant the Preferred Shares in October 2017. On October 18, 2021, the Preferred Shares were converted into 22,833,922 common shares. As of December 31, 2022, Roivant owned approximately 25% of the Company’s outstanding common shares. See note 12 for further details.

As of December 31, 2022, the carrying value of the Company’s investment in Genevant was zero and the Company owned approximately 16% of the common equity of Genevant. See note 5 for further details.

During each of the years ended December 31, 2022 and 2021, Genevant purchased certain administrative and transitional services from the Company totaling less than $0.1 million. These services were billed at agreed hourly rates and reflective of market rates for such services and these costs were netted in research and development in the income statement.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

Our management, including our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this Annual Report on Form 10-K. Based upon that evaluation, our Chief Executive Officer (our principal executive officer) and Chief Financial Officer (our principal financial officer), concluded that, as of December 31, 2022, our disclosure controls and procedures were effective to provide reasonable assurance that (a) the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (b) such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Based on our evaluation under the framework in COSO 2013, our management concluded that our internal control over financial reporting was effective as of December 31, 2022.

Changes in Internal Control over Financial Reporting

There have not been changes in our internal control over financial reporting during the quarter ended December 31, 2022 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated herein by reference to our Proxy Statement for the 2023 Annual General Meeting of the Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2022.

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

Item 11. Executive Compensation

The information required by this item is incorporated herein by reference to our Proxy Statement for the 2023 Annual General Meeting of the Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2022.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated herein by reference to our Proxy Statement for the 2023 Annual General Meeting of the Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2022.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated herein by reference to our Proxy Statement for the 2023 Annual General Meeting of the Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2022.

Item 14. Principal Accounting Fees and Services

The information required by this item is incorporated herein by reference to our Proxy Statement for the 2023 Annual General Meeting of the Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2022.

PART IV

Item 15. Exhibits and Financial Statement Schedules

Exhibit	Description

2.1*
Agreement and Plan of Merger and Reorganization, dated January 11, 2015, by and among Tekmira Pharmaceuticals Corporation, TKM Acquisition Corporation and OnCore Biopharma, Inc. (incorporated herein by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K/A, filed with the SEC on January 26, 2015).

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

10.1†*
Amended and Restated License Agreement, between Inex Pharmaceuticals Corporation and Hana Biosciences, Inc., dated April 30, 2007 (incorporated herein by reference to Exhibit 4.2 to the Registrant’s Amendment No. 1 to Form 20-F for the year ended December 31, 2010, filed with the SEC on January 31, 2012).

10.2†*
Amendment No. 1 to the Amended and Restated Agreement, between the Company (formerly Inex Pharmaceuticals Corporation) and Hana Biosciences, Inc., effective as of May 27, 2009 (incorporated herein by reference to Exhibit 4.1 to the Registrant’s Annual Report on Form 20-F for the year ended December 31, 2010, filed with the SEC on June 3, 2011).

10.3†*
Amendment No. 2 to the Amended and Restated Agreement, between the Company (formerly Inex Pharmaceuticals Corporation) and Hana Biosciences, Inc., effective as of September 20, 2010 (incorporated herein by reference to Exhibit 4.21 to the Registrant’s Annual Report on Form 20-F for the year ended December 31, 2010, filed with the SEC on June 3, 2011).

10.4*#
Form of Arbutus Biopharma Corporation Indemnity Agreement (incorporated herein by reference to Exhibit 10.4 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on March 3, 2022).

10.5†*
License Agreement between the University of British Columbia and Inex Pharmaceuticals Corporation executed on July 30, 2001 (incorporated herein by reference to Exhibit 4.17 to the Registrant’s Annual Report on Form 20-F for the year ended December 31, 2010, filed with the SEC on June 3, 2011).

10.6†*
Amendment Agreement between the University of British Columbia and Inex Pharmaceuticals Corporation dated July 11, 2006 (incorporated herein by reference to Exhibit 4.18 to the Registrant’s Annual Report on Form 20-F for the year ended December 31, 2010, filed with the SEC on June 3, 2011).

10.7†*
Second Amendment Agreement between the University of British Columbia and Inex Pharmaceuticals Corporation dated January 8, 2007 (incorporated herein by reference to Exhibit 4.19 to the Registrant’s Annual Report on Form 20-F for the year ended December 31, 2010, filed with the SEC on June 3, 2011).

10.8†*
Consent Agreement of the University of British Columbia to Inex/Alnylam Sublicense Agreement dated January 8, 2007 (incorporated herein by reference to Exhibit 4.20 to the Registrant’s Annual Report on Form 20-F for the year ended December 31, 2010, filed with the SEC on June 3, 2011).

10.9*#
Tekmira 2011 Omnibus Share Compensation Plan approved by shareholders on June 22, 2011 (incorporated herein by reference to Exhibit 4.25 to the Registrant’s Annual Report on Form 20-F for the year ended December 31, 2011, filed with the SEC on March 27, 2012).

10.10†*
Settlement Agreement and General Release, by and among Tekmira Pharmaceuticals Corporation, Protiva Biotherapeutics Inc., Alnylam Pharmaceuticals, Inc., and AlCana Technologies, Inc., dated November 12, 2012 (incorporated herein by reference to Exhibit 4.26 to the Registrant’s Annual Report on Form 20-F for the year ended December 31, 2012, filed with the SEC on March 27, 2013).

10.11†*
Cross-License Agreement by and among Alnylam Pharmaceuticals, Inc., Tekmira Pharmaceuticals Corporation and Protiva Biotherapeutics Inc., dated November 12, 2012 (incorporated herein by reference to Exhibit 4.27 to the Registrant’s Annual Report on Form 20-F for the year ended December 31, 2012, filed with the SEC on March 27, 2013).

10.12*	Form of Standstill Agreement (incorporated herein by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K/A, filed with the SEC on January 26, 2015).

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

10.18†*
Lease Agreement between the Company and ARE-PA Region No. 7, LLC dated August 9, 2016 (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, filed with the SEC on November 3, 2016).

10.19†*
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

10.21*
Master Contribution And Share Subscription Agreement, by and between the Company, Genevant Sciences Ltd. and Roivant Sciences LTD. (incorporated herein by reference Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, filed with the SEC on May 4, 2018).

10.22*
Open Market Sale AgreementSM, dated December 20, 2018, by and between the Company and Jefferies LLC (incorporated herein by reference to Exhibit 1.1 of the Current Report on Form 8-K, filed with the SEC on December 20, 2018).

10.23*
Amendment No. 1 to the Open Market Sale AgreementSM, dated December 20, 2019, by and between the Company and Jefferies LLC (incorporated herein by reference to Exhibit 1.3 to the Registrant’s Registration Statement on Form S-3, filed with the SEC on December 20, 2019).

10.24*
Amendment No. 2 to the Open Market Sale AgreementSM, dated August 7, 2020, by and between the Company and Jefferies LLC (incorporated herein by reference to Exhibit 1.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on August 7, 2020).

10.25*
Amendment No. 3 to the Open Market Sale AgreementSM, dated March 4, 2021, by and between Arbutus Biopharma Corporation and Jefferies LLC (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on March 4, 2021.)

10.26*#
Executive Employment Agreement, dated June 11, 2018, by and between the Company and David Hastings (incorporated herein by reference to Exhibit 10.52 of the Registrant’s Annual Report on Form 10-K for the year end December 31, 2018, filed with the SEC on March 7, 2019).

10.27*#
Employment Agreement, dated June 13, 2019, by and between the Company and William H. Collier (incorporated herein by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, filed with the SEC on June 18, 2019).

10.28*#
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

10.29*
Purchase and Sale Agreement, dated July 2, 2019, by and between the Company and OCM IP Healthcare Portfolio LP (incorporated herein by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, filed with the SEC on August 5, 2019).

10.30*#	Arbutus Biopharma Corporation 2020 Employee Stock Purchase Plan (incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed with the SEC on June 1, 2020).

10.31*#
Form of Arbutus Biopharma Corporation Option Agreement (incorporated herein by reference to Exhibit 10.8 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, filed with the SEC on August 5, 2019).

10.32*#
Option Agreement, dated June 24, by and between the Company and William H. Collier (incorporated herein by reference to Exhibit 10.9 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, filed with the SEC on August 5, 2019).

10.33†*
Cross License Agreement, dated April 11, 2018, by and between the Company and Genevant Sciences Ltd. (incorporated herein by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, filed with the SEC on August 7, 2020).

10.34†*
First Amendment to Cross License Agreement, dated June 27, 2018, by and among the Company, Genevant Sciences Ltd and Genevant Sciences GmbH. (incorporated herein by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, filed with the SEC on August 7, 2020).

10.35†*
Second Amendment to Cross License Agreement, dated June 27, 2018, by and among the Company, Genevant Sciences Ltd. and Genevant Sciences GmbH. (incorporated herein by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, filed with the SEC on August 7, 2020).

10.36†*
License Agreement, dated December 9, 2021, by and between the Company and Genevant Sciences GmbH (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on December 10, 2021).

10.37†*
Technology Transfer and Exclusive License Agreement, dated December 13, 2021, by and between the Company and Qilu Pharmaceutical Co., Ltd. (incorporated herein by reference to Exhibit 10.41 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on March 3, 2022).

10.38*
Arbutus Biopharma Corporation 2016 Omnibus Share and Incentive Plan, as supplemented and amended (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on May 31, 2022).

10.39*#
Third Amendment to Executive Employment Agreement, dated November 1, 2022, by and between the Company and Michael McElhaugh (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on October 24, 2022)

10.41**	Form of Arbutus Biopharma Corporation Restricted Stock Unit Agreement.

21.1**	List of Subsidiaries.

23.1**	Consent of Ernst and Young LLP, an Independent Registered Public Accounting Firm.

31.1**	Certification of Chief Executive Officer pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of Chief Financial Officer pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

104**	Cover Page Interactive Data File (formatted as Inline XBRL and Contained in Exhibit 101).

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
#    Management Contract or Compensatory Arrangement.

Financial Statements

 See Index to Consolidated Financial Statements under Item 8 of Part II.

Financial Statement Schedules

 None.

Item 16.     Form 10-K Summary

    None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 2, 2023.

ARBUTUS BIOPHARMA CORPORATION

By:	/s/ William H. Collier
William H. Collier
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 2, 2023.

Signatures	Capacity in Which Signed

/s/ Frank Torti, M.D.	Director (Chairman)
Frank Torti, M.D.

/s/ William H. Collier	President and Chief Executive Officer and Director
William H. Collier	(Principal Executive Officer)

/s/ David C. Hastings	Chief Financial Officer
David C. Hastings	(Principal Financial Officer and Principal Accounting Officer)

/s/ Daniel Burgess	Director
Daniel Burgess

/s/ Richard C. Henriques	Director
Richard C. Henriques

/s/ Keith Manchester, M.D.	Director
Keith Manchester, M.D.

/s/ James Meyers	Director
James Meyers