Form 10-Q
period 2023-06-30
Arbutus Biopharma Corp
filed 2023-08-03
CIK 1447028

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
OR
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
Yes  ☐     No ☒
As of August 1, 2023, the registrant had 167,556,661 common shares, without par value, outstanding.

ARBUTUS BIOPHARMA CORPORATION

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
ARBUTUS BIOPHARMA CORPORATION
Condensed Consolidated Balance Sheets
(Unaudited)
(In thousands of U.S. Dollars, except share and per share amounts)

	June 30, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$27,197	$30,776
Investments in marketable securities, current	125,287	116,137
Accounts receivable	2,614	1,352
Prepaid expenses and other current assets	3,702	2,874
Total current assets	158,800	151,139
Property and equipment, net of accumulated depreciation of $11,477 (December 31, 2022: $10,801)	5,370	5,070
Investments in marketable securities, non-current	11,057	37,363
Right of use asset	1,585	1,744
Other non-current assets	11	103
Total assets	$176,823	$195,419
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued liabilities	$8,805	$16,029
Deferred license revenue, current	15,327	16,456
Lease liability, current	397	372
Total current liabilities	24,529	32,857
Liability related to sale of future royalties	8,787	10,365
Deferred license revenue, non-current	—	5,999
Contingent consideration	7,168	7,531
Lease liability, non-current	1,646	1,815
Total liabilities	42,130	58,567
Stockholders’ equity
Common shares
Authorized: unlimited number without par value
Issued and outstanding: 166,922,739 (December 31, 2022: 157,455,363)	1,344,195	1,318,737
Additional paid-in capital	77,202	72,406
Deficit	(1,237,236)	(1,203,803)
Accumulated other comprehensive loss	(49,468)	(50,488)
Total stockholders’ equity	134,693	136,852
Total liabilities and stockholders’ equity	$176,823	$195,419

See accompanying notes to the condensed consolidated financial statements.

ARBUTUS BIOPHARMA CORPORATION
Condensed Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)
(In thousands of U.S. Dollars, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30, 2023
	2023	2022	2023	2022
Revenue
Collaborations and licenses	$3,885	$12,556	9,394	23,774
Non-cash royalty revenue	766	1,685	1,944	3,048
Total Revenue	4,651	14,241	11,338	26,822
Operating expenses
Research and development	17,692	22,942	35,967	41,404
General and administrative	5,980	5,200	11,532	10,092
Change in fair value of contingent consideration	(636)	208	(363)	409
Total operating expenses	23,036	28,350	47,136	51,905
Loss from operations	(18,385)	(14,109)	(35,798)	(25,083)
Other income (loss)
Interest income	1,461	396	2,729	555
Interest expense	(171)	(482)	(369)	(988)
Foreign exchange (gain) loss	1	3	5	3
Total other income (loss)	1,291	(83)	2,365	(430)
Loss before income taxes	(17,094)	(14,192)	(33,433)	(25,513)
Income tax expense	—	—	—	(4,444)
Net loss	$(17,094)	$(14,192)	(33,433)	(29,957)
Loss per share
Basic and diluted	$(0.10)	$(0.10)	(0.20)	(0.20)
Weighted average number of common shares
Basic and diluted	166,063,284	148,750,048	163,855,661	148,589,711

Comprehensive loss
Unrealized gain (loss) on available-for-sale securities	$166	$(691)	1,020	(1,762)
Comprehensive loss	$(16,928)	$(14,883)	(32,413)	(31,719)

See accompanying notes to the condensed consolidated financial statements.

ARBUTUS BIOPHARMA CORPORATION
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)
(In thousands of U.S. Dollars, except share and per share amounts)

	Common Shares
	Number of Shares	Share Capital	Additional Paid-In Capital	Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Balance December 31, 2022	157,455,363	$1,318,737	$72,406	$(1,203,803)	$(50,488)	$136,852
Stock-based compensation expense	—	—	2,131	—	—	2,131
Issuance of common shares pursuant to the Open Market Sale Agreement	7,423,622	19,862	—	—	—	19,862
Issuance of common shares pursuant to exercise of options	101,356	457	(198)	—	—	259
Issuance of common shares pursuant to ESPP	151,852	397	(101)	—	—	296
Unrealized gain on available-for-sale securities	—	—	—	—	854	854
Net loss	—	—	—	(16,339)	—	(16,339)
Balance March 31, 2023	165,132,193	$1,339,453	$74,238	$(1,220,142)	$(49,634)	$143,915
Stock-based compensation expense	—	—	2,964	—	—	2,964
Issuance of common shares pursuant to the Open Market Sale Agreement	1,790,546	4,742	—	—	—	4,742
Unrealized gain on available-for-sale securities	—	—	—	—	166	166
Net loss	—	—	—	(17,094)	—	(17,094)
Balance June 30, 2023	166,922,739	$1,344,195	$77,202	$(1,237,236)	$(49,468)	$134,693

See accompanying notes to the condensed consolidated financial statements.

ARBUTUS BIOPHARMA CORPORATION
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)
(In thousands of U.S. Dollars, except share and per share amounts)

	Common Shares
	Number of Shares	Share Capital	Additional Paid-In Capital	Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Balance December 31, 2021	144,987,736	$1,286,636	$65,485	$(1,134,347)	$(48,335)	$169,439
Stock-based compensation expense	—	—	1,736	—	—	1,736
Certain fair value adjustments to liability stock option awards	—	—	21	—	—	21
Issuance of common shares pursuant to the Open Market Sale Agreement	69,048	268	—	—	—	268
Issuance of common shares pursuant to exercise of options	5,000	18	(10)	—	—	8
Issuance of common shares pursuant to ESPP	86,501	317	(81)	—	—	236
Issuance of common shares pursuant to Share Purchase Agreement	3,579,952	10,973	—	—	—	10,973
Unrealized loss on available-for-sale securities	—	—	—	—	(1,071)	(1,071)
Net loss	—	—	—	(15,765)	—	(15,765)
Balance March 31, 2022	148,728,237	$1,298,212	$67,151	$(1,150,112)	$(49,406)	$165,845
Stock-based compensation expense	—	—	2,064	—	—	2,064
Certain fair value adjustments to liability stock option awards	—	—	3	—	—	3
Issuance of common shares pursuant to exercise of options	66,025	197	(84)	—	—	113
Unrealized loss on available-for-sale securities	—	—	—	—	(691)	(691)
Net loss	—	—	—	(14,192)	—	(14,192)
Balance June 30, 2022	148,794,262	$1,298,409	$69,134	$(1,164,304)	$(50,097)	$153,142

See accompanying notes to the condensed consolidated financial statements.

ARBUTUS BIOPHARMA CORPORATION
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands of U.S. Dollars)

	Six Months Ended June 30,
	2023	2022
OPERATING ACTIVITIES
Net loss	$(33,433)	$(29,957)
Non-cash items:
Depreciation	676	777
Gain on sale of property and equipment	—	(20)
Stock-based compensation expense	5,095	3,800
Change in fair value of contingent consideration	(363)	409
Non-cash royalty revenue	(1,944)	(3,048)
Non-cash interest expense	366	985
Net accretion and amortization of investments in marketable securities	(919)	251
Net change in operating items:
Accounts receivable	(1,262)	(1,071)
Prepaid expenses and other assets	(577)	(1,126)
Accounts payable and accrued liabilities	(7,224)	1,660
Change in deferred license revenue	(7,128)	27,815
Other liabilities	(147)	(149)
Net cash (used in) provided by operating activities	(46,860)	326
INVESTING ACTIVITIES
Purchase of investments in marketable securities	(49,405)	(84,619)
Disposition of investments in marketable securities	68,500	11,000
Proceeds from sale of property and equipment	—	20
Acquisition of property and equipment	(976)	(287)
Net cash provided by (used in) investing activities	18,119	(73,886)
FINANCING ACTIVITIES
Issuance of common shares pursuant to Share Purchase Agreement	—	10,973
Issuance of common shares pursuant to the Open Market Sale Agreement	24,604	268
Issuance of common shares pursuant to exercise of stock options	259	121
Issuance of common shares pursuant to exercise of ESPP	296	236
Net cash provided by financing activities	25,159	11,598
Effect of foreign exchange rate changes on cash and cash equivalents	3	—
Decrease in cash and cash equivalents	(3,579)	(61,962)
Cash and cash equivalents, beginning of period	30,776	109,282
Cash and cash equivalents, end of period	$27,197	$47,320

See accompanying notes to the condensed consolidated financial statements.

ARBUTUS BIOPHARMA CORPORATION

Notes to Condensed Consolidated Financial Statements
(Tabular amounts in thousands of U.S. Dollars, except share and per share amounts)

1.    Nature of business and future operations

Description of the Business

Arbutus Biopharma Corporation (“Arbutus” or the “Company”) is a clinical-stage biopharmaceutical company leveraging its extensive virology expertise to develop novel therapeutics that target specific viral diseases. The Company’s current focus areas include hepatitis B virus (“HBV”), SARS-CoV-2 and other coronaviruses. To address HBV, the Company is developing an RNA interference (“RNAi”) therapeutic, imdusiran (AB-729), an oral PD-L1 inhibitor, AB-101, and an oral RNA destabilizer, AB-161, to potentially identify a combination regimen with the aim of providing a functional cure for patients with chronic HBV infection (“cHBV”) by suppressing viral replication, reducing surface antigen and reawakening the immune system. The Company believes its lead compound, imdusiran, is the only RNAi therapeutic with evidence of immune re-awakening. Imdusiran is currently being evaluated in multiple phase 2 clinical trials. In addition, a Phase 1 clinical trial with AB-161 was recently initiated. The Company also has an ongoing drug discovery and development program directed to identifying novel, orally active agents for treating coronaviruses, including SARS-CoV-2, where the Company has nominated a compound and has begun IND-enabling preclinical studies. In addition, the Company is also exploring oncology applications for its internal PD-L1 portfolio.

Liquidity

At June 30, 2023, the Company had an aggregate of $163.5 million in cash, cash equivalents and investments in marketable securities. The Company had no outstanding debt as of June 30, 2023. The Company believes it has sufficient cash resources to fund its operations for at least the next 12 months.

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

2.    Significant accounting policies

Basis of presentation and principles of consolidation

These unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial statements and accordingly, do not include all disclosures required for annual financial statements. These statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the year ended December 31, 2022 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022. These unaudited condensed consolidated financial statements include the accounts of Arbutus Biopharma Corporation and its one wholly-owned subsidiary, Arbutus Biopharma, Inc., and reflect, in the opinion of management, all adjustments and reclassifications necessary to fairly present the Company’s financial position as of June 30, 2023 and December 31, 2022, the Company’s results of operations for the three and six months ended June 30, 2023 and 2022, and the Company’s cash flows for the six months ended June 30, 2023 and 2022. Such adjustments are of a normal recurring nature. The results of operations for the three and six months ended June 30, 2023 are not necessarily indicative of the results for the full year. These unaudited condensed consolidated financial statements follow the same significant accounting policies as those described in the notes to the audited consolidated financial statements of the Company for the year ended December 31, 2022, except as described below under Recent Accounting Pronouncements.

All intercompany balances and transactions have been eliminated. Certain prior year amounts have been reclassified to conform to the current year presentation.

Net loss per share

Net loss per share is calculated based on the weighted average number of common shares outstanding. Diluted net loss per share does not differ from basic net loss per share for the three and six months ended June 30, 2023 and 2022, since the effect of including potential common shares would be anti-dilutive. For the six months ended June 30, 2023, potential common shares of 20.2 million pertaining to outstanding stock options and unvested restricted stock units were excluded from the calculation of net loss per share. A total of approximately 15.9 million outstanding stock options were excluded from the calculation for the six months ended June 30, 2022.

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

To determine the fair value of the contingent consideration (Note 8), the Company uses a probability weighted assessment of the likelihood the milestones would be met and the estimated timing of such payments, and then the potential contingent payments are discounted to their present value using a probability adjusted discount rate that reflects the early stage nature of the development program, the time to complete the program development, and overall biotech indices. The Company determined the fair value of the contingent consideration was $7.2 million as of June 30, 2023 and the decrease of $0.4 million from December 31, 2022 has been recorded as a component of total operating expenses in the statements of operations and comprehensive loss for the six months ended June 30, 2023. The assumptions used in the discounted cash flow model are level 3 inputs as defined above. The Company assessed the sensitivity of the fair value measurement to changes in these unobservable inputs, and determined that changes within a reasonable range would not result in a materially different assessment of fair value.

The following tables present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis, and indicates the fair value hierarchy of the valuation techniques used to determine such fair value:

	Level 1	Level 2	Level 3	Total
As of June 30, 2023	(in thousands)
Assets
Cash and cash equivalents	$27,197	$—	$—	$27,197
Investments in marketable securities, current	—	125,287	—	125,287
Investments in marketable securities, non-current	—	11,057	—	11,057
Total	$27,197	$136,344	$—	$163,541
Liabilities
Contingent consideration	—	—	7,168	7,168
Total	$—	$—	$7,168	$7,168

	Level 1	Level 2	Level 3	Total
As of December 31, 2022	(in thousands)
Assets
Cash and cash equivalents	$30,776	$—	$—	$30,776
Investments in marketable securities, current	—	116,137	—	116,137
Investments in marketable securities, non-current	—	37,363	—	37,363
Total	$30,776	$153,500	$—	$184,276
Liabilities
Contingent consideration	—	—	7,531	7,531
Total	$—	$—	$7,531	$7,531

The following table presents the changes in fair value of the Company’s contingent consideration:

	Liability at beginning of the period	Change in fair value of liability	Liability at end of the period
	(in thousands)
Six Months Ended June 30, 2023	$7,531	$(363)	$7,168
Six Months Ended June 30, 2022	$5,298	$409	$5,707

See Note 4 for additional information regarding the fair value of the Company’s investments in marketable securities.

4.    Investments in marketable securities

Investments in marketable securities consisted of the following:

	Amortized Cost	Gross Unrealized Gain(1)	Gross Unrealized Loss(1)	Fair Value
As of June 30, 2023	(in thousands)
Cash equivalents
Money market	$21,816	$—	$—	$21,816
Total	$21,816	$—	$—	$21,816
Investments in marketable short-term securities
US government agency bonds	$35,624	$—	$(314)	$35,310
US corporate bonds	56,066	—	(507)	55,559
US treasury bills	7,834	—	(4)	7,830
US government bonds	26,944	—	(356)	26,588
Total	$126,468	$—	$(1,181)	$125,287
Investments in marketable long-term securities
US corporate bonds	9,161	—	(66)	9,095
Yankee bonds	1,999	—	(37)	1,962
Total	$11,160	$—	$(103)	$11,057

(1) Gross unrealized gain (loss) is pre-tax and is reported in accumulated other comprehensive loss.

	Amortized Cost	Gross Unrealized Gain(1)	Gross Unrealized Loss(1)	Fair Value
As of December 31, 2022	(in thousands)
Cash equivalents
Money market	$23,218	$—	$—	$23,218
Total	$23,218	$—	$—	$23,218
Investments in marketable short-term securities
US government agency bonds	$26,686	$—	$(424)	$26,262
US corporate bonds	27,144	—	(303)	26,841
US treasury bills	8,483	—	(16)	8,467
US government bonds	$55,361	$—	$(794)	$54,567
Total	$117,674	$—	$(1,537)	$116,137
Investments in marketable long-term securities
US government agency bonds	$3,724	$—	$(130)	$3,594
US treasury bills	25,433	—	(336)	25,097
US government bonds	8,972	—	(300)	8,672
Total	$38,129	$—	$(766)	$37,363

(1) Gross unrealized gain (loss) is pre-tax and is reported in accumulated other comprehensive loss.

The contractual term to maturity of the $125.3 million of short-term marketable securities held by the Company as of June 30, 2023 is less than one year. As of June 30, 2023, the Company held $11.1 million of long-term marketable securities with contractual maturities of more than one year, but less than five years. As of December 31, 2022, the Company’s $116.1 million of short-term marketable securities had contractual maturities of less than one year, while the Company’s $37.4 million of long-term marketable securities had maturities of more than one year, but less than five years.

At June 30, 2023 and December 31, 2022, respectively, the Company had 45 and 53 available-for-sale investment debt securities in an unrealized loss position without an allowance for credit losses. Unrealized losses on the Company’s investments in debt securities have not been recognized into income as the issuers’ bonds are of high credit quality and the decline in fair value is largely due to market conditions and/or changes in interest rates. The Company does not intend to sell and it is more likely than not that the Company will not be required to sell the securities prior to the anticipated recovery of their amortized cost basis. The issuers continue to make timely interest payments on the bonds. The fair value is expected to recover as the bonds approach maturity.

Accrued interest receivable on investments in marketable securities of $0.6 million at both June 30, 2023 and December 31, 2022 is included in Prepaid expenses and other current assets.

The Company had realized gains of less than $0.1 million for the three and six months ended June 30, 2023 and no unrealized gains in 2022.

See Note 3 for additional information regarding the fair value of the Company’s investments in marketable securities.

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

The Company accounts for its interest in Genevant as equity securities without readily determinable fair values. Accordingly, an estimate of the fair value of the securities is based on the original cost less previously recognized equity method losses, less impairments, plus or minus changes resulting from observable price changes in orderly transactions for identical or a similar Genevant securities. As of June 30, 2023, the carrying value of the Company’s investment in Genevant was zero and the Company owned approximately 16% of the common equity of Genevant.

6.    Accounts payable and accrued liabilities

Accounts payable and accrued liabilities are comprised of the following:

	June 30, 2023	December 31, 2022
	(in thousands)
Trade accounts payable	$1,044	$3,520
Research and development accruals	4,387	8,261
Professional fee accruals	683	512
Payroll accruals	2,691	3,730
Other accrued liabilities	—	6
Total accounts payable and accrued liabilities	$8,805	$16,029

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

The $30 million in royalties to be paid to OMERS is accounted for as a liability, with the difference between the liability and the gross proceeds received accounted for as a discount. The discount, as well as $1.5 million of transaction costs, will be amortized as interest expense based on the projected balance of the liability as of the beginning of each period. As of June 30, 2023, the Company estimated an effective annual interest rate of approximately 7.2%. Over the course of the Agreement, the actual interest rate will be affected by the amount and timing of royalty revenue recognized and changes in the timing of forecasted royalty revenue. On a quarterly basis, the Company will reassess the expected timing of the royalty revenue, recalculate the amortization and effective interest rate and adjust the accounting prospectively as needed.

The Company recognizes non-cash royalty revenue related to the sales of ONPATTRO during the term of the Agreement. As royalties are remitted to OMERS from Alnylam, the balance of the recognized liability is effectively repaid over the life of the Agreement. From the inception of the royalty sale through June 30, 2023, the Company has recorded an aggregate of $20.8 million of non-cash royalty revenue for royalties earned by OMERS. There are a number of factors that could materially affect the amount and timing of royalty payments from Alnylam, none of which are within the Company’s control.

During the six months ended June 30, 2023, the Company recognized non-cash royalty revenue of $1.9 million and related non-cash interest expense of $0.4 million. During the six months ended June 30, 2022, the Company recognized non-cash royalty revenue of $3.0 million and related non-cash interest expense of $1.0 million.
The table below shows the activity related to the net liability for the six months ended June 30, 2023 and 2022:

	Six Months Ended June 30,
	2023	2022
	(in thousands)
Net liability related to sale of future royalties - beginning balance	$10,365	$16,296
Non-cash royalty revenue	(1,944)	(3,048)
Non-cash interest expense	366	985
Net liability related to sale of future royalties - ending balance	$8,787	$14,233

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

The fair value of the contingent consideration was $7.2 million as of June 30, 2023.

9.    Collaborations, contracts and licensing agreements

Collaborations

Qilu Pharmaceutical Co., Ltd.

In December 2021, the Company entered into a technology transfer and licensing agreement (the “License Agreement”) with Qilu Pharmaceutical Co., Ltd. (“Qilu”), pursuant to which the Company granted Qilu a sublicensable, royalty-bearing license, under certain intellectual property owned by the Company, which is non-exclusive as to development and manufacturing and exclusive with respect to commercialization of imdusiran, including pharmaceutical products that include imdusiran, for the treatment or prevention of hepatitis B in China, Hong Kong, Macau and Taiwan (the “Territory”).

In partial consideration for the rights granted by the Company, Qilu paid the Company a one-time upfront cash payment of $40.0 million, net of withholding taxes, on January 5, 2022, and agreed to pay the Company milestone payments totaling up to $245.0 million, net of withholding taxes, upon the achievement of certain technology transfer, development, regulatory and commercialization milestones. Qilu paid $4.4 million of withholding taxes to the Chinese taxing authority on the Company’s behalf, related to the upfront cash payment. In addition, Qilu agreed to pay the Company double-digit royalties into the low twenties percent based upon annual net sales of imdusiran in the Territory. The royalties are payable on a product-by-product and region-by-region basis, subject to certain limitations.

Qilu is responsible for all costs related to developing, obtaining regulatory approval for, and commercializing imdusiran for the treatment or prevention of hepatitis B in the Territory. Qilu is required to use commercially reasonable efforts to develop, seek regulatory approval for, and commercialize at least one imdusiran product candidate in the Territory. A joint development committee has been established between the Company and Qilu to coordinate and review the development, manufacturing and commercialization plans. Both parties also have entered into a supply agreement and related quality agreement pursuant to which the Company will manufacture or have manufactured and supply Qilu with all quantities of imdusiran necessary for Qilu to develop and commercialize in the Territory until the Company has completed manufacturing technology transfer to Qilu and Qilu has received all approvals required for it or its designated contract manufacturing organization to manufacture imdusiran in the Territory.

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

The Company determined the initial transaction price of the combined performance obligation to be $49.3 million, which includes the $40.0 million upfront fee, $4.4 million of withholding taxes paid by Qilu on behalf of the Company, the premium paid for the Share Transaction of $4.1 million, and $0.8 million associated with certain manufacturing costs expected to be reimbursed by Qilu. The Company determined the Milestone Payments to be variable consideration subject to constraint at inception. At the end of each subsequent reporting period, the Company will reevaluate the probability of achievement of the future development, regulatory, and sales milestones subject to constraint and, if necessary, will adjust its estimate of the overall transaction price. Any such adjustments will be recorded on a cumulative catch-up basis, which would affect revenues and earnings in the period of adjustment. The following table outlines the transaction price and the changes to the related asset and liability balances during the six months ended June 30, 2023:

	Six Months Ended June 30, 2023
	Transaction Price	Cumulative Collaboration Revenue Recognized	Deferred License Revenue
	(in thousands)
Combined performance obligation	$49,270	$33,143	$16,127
Less contract asset			(800)
Total deferred license revenue			15,327
Less current portion of deferred license revenue			15,327
Non-current deferred license revenue			$—

The Company recognized $3.0 million and $7.1 million of revenue based on labor hours expended by the Company on its Manufacturing Obligations during the three and six months ended June 30, 2023, respectively, and $11.0 million and $20.7 million during the three and six months ended June 30, 2022, respectively.

As of June 30, 2023, the balance of the deferred license revenue was $16.1 million, which, in accordance with ASC 210-20, was partially offset by the contract asset associated with the manufacturing cost reimbursement of $0.8 million, resulting in a net deferred license revenue liability of $15.3 million. The $4.4 million of withholding taxes paid by Qilu on behalf of the Company was recorded as income tax expense during the twelve months ended December 31, 2022.

The Company incurred $0.6 million of incremental costs in obtaining the Qilu License, which the Company capitalized in other current assets and other assets and amortizes as a component of general and administrative expense commensurate with the recognition of the combined performance obligation. The Company recognized amortization expense of less than $0.1 million and $0.1 million for the three and six months ended June 30, 2023, respectively, and $0.1 million and $0.3 million for the three and six months ended June 30, 2022, respectively.

The Company reevaluates the transaction price and the total estimated labor hours expected to be incurred to satisfy the performance obligations and adjusts the deferred revenue at the end of each reporting period. Such changes will result in a change to the amount of collaboration revenue recognized and deferred revenue.

Vaccitech plc

In July 2021, the Company entered into a clinical collaboration agreement with Vaccitech plc (“Vaccitech”) to evaluate imdusiran followed by Vaccitech’s VTP-300, a proprietary T-cell stimulating HBV antigen-specific immunotherapeutic, in nucleos(t)ide reverse transcriptase inhibitor (“NrtI”)-suppressed patients with cHBV.

The Company is responsible for managing this Phase 2a proof-of-concept clinical trial, subject to oversight by a joint development committee comprised of representatives from the Company and Vaccitech. The Company and Vaccitech retain full rights to their respective product candidates and will split all costs associated with the clinical trial. The Company incurred $0.3 million and $0.8 million of expenses, net of reimbursements from Vaccitech, related to the collaboration during the three and six months ended June 30, 2023, respectively, and reflected those costs in research and development in the statements of operations and comprehensive loss. The Company incurred $0.2 million and $0.4 million of such costs for the same respective periods in 2022.

Assembly Biosciences, Inc.

In August 2020, the Company entered into a clinical collaboration agreement with Assembly Biosciences, Inc. (“Assembly”) to evaluate imdusiran in combination with Assembly’s first-generation HBV core inhibitor (capsid inhibitor) candidate vebicorvir (“VBR”) and standard-of-care NA therapy for the treatment of patients with HBV infection. After completing enrollment in the Phase 2a proof-of-concept clinical trial, in July 2022, Assembly announced its plan to discontinue development of VBR. In consultation with Assembly, the Company continued dosing patients in this clinical trial in order to fully and accurately assess the results. Based on preliminary data reported in late 2022, both parties have mutually agreed to discontinue the clinical trial following completion of the final, on-treatment visit at week 48. The Company and Assembly are sharing in the costs of the collaboration. The Company incurred $0.6 million and $1.3 million of expenses related to the collaboration during the three and six months ended June 30, 2023, respectively, and $0.8 million and $1.4 million during the three and six months ended June 30, 2022, respectively. Those costs are reflected in research and development in the statements of operations and comprehensive loss. Except to the extent necessary to carry out Assembly’s responsibilities with respect to the collaboration trial, the Company has not provided any license grant to Assembly for use of its imdusiran compound.

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

The agreement provides for payments by the Company to X-Chem and Proteros upon satisfaction of certain development, regulatory and commercial milestones, as well as royalties on sales. The agreement with X-Chem and Proteros was amended, effective March 31, 2022, primarily to extend the term of the collaboration and update the funding and fee structure. The Company incurred $0.5 million and $1.1 million of expenses related to the collaboration during the three and six months ended June 30, 2023, respectively, and less than $0.1 million and $0.3 million during the three and six months ended June 30, 2022, respectively. Those costs are reflected in research and development in the statements of operations and comprehensive loss.

Royalty Entitlements

Alnylam Pharmaceuticals, Inc. and Acuitas Therapeutics, Inc.

The Company has two royalty entitlements to Alnylam’s global net sales of ONPATTRO.

In 2012, the Company entered into the LNP License Agreement with Alnylam that entitles Alnylam to develop and commercialize products with the Company’s LNP technology. Alnylam launched ONPATTRO, the first approved application of the Company’s LNP technology, in 2018. Under the terms of this license agreement, the Company is entitled to tiered royalty payments on global net sales of ONPATTRO ranging from 1.00% - 2.33% after offsets, with the highest tier applicable to annual net sales above $500 million. This royalty interest was sold to OMERS, effective as of January 1, 2019, for $20 million in gross proceeds before advisory fees. OMERS will retain this entitlement until it has received $30 million in royalties, at which point 100% of this royalty entitlement on future global net sales of ONPATTRO will revert back to the Company. OMERS has assumed the risk of collecting up to $30 million of future royalty payments from Alnylam and the Company is not obligated to reimburse OMERS if they fail to collect any such future royalties. If this royalty entitlement reverts to the Company, it has the potential to provide an active royalty stream or to be otherwise monetized again in full or in part. From the inception of the royalty sale through June 30, 2023, an aggregate of $20.8 million of royalties have been earned by OMERS.

The Company also is receiving a second royalty interest of 0.75% to 1.125% on global net sales of ONPATTRO, with 0.75% applying to sales greater than $500 million, originating from a settlement agreement and subsequent license agreement with Acuitas.  This royalty entitlement from Acuitas has been retained by the Company and was not part of the royalty entitlement sale to OMERS.

Revenues are summarized in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in thousands)		(in thousands)
Revenue from collaborations and licenses
Acuitas Therapeutics, Inc.	$861	$1,550	$2,266	$3,084
Qilu Pharmaceutical Co., Ltd.	3,024	11,024	7,128	20,655
Other milestone and royalty payments	—	(18)	—	35
Non-cash royalty revenue
Alnylam Pharmaceuticals, Inc.	766	1,685	1,944	3,048
Total revenue	$4,651	$14,241	$11,338	$26,822

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

During the three and six months ended June 30, 2023, the Company issued 1,790,546 and 9,214,168 common shares pursuant to the Sale Agreement, respectively, resulting in net proceeds of approximately $4.7 million and $24.6 million, respectively. During the three and six months ended June 30, 2022, the Company issued 69,048 common shares pursuant to the Sale Agreement, resulting in net proceeds of $0.3 million. As of June 30, 2023, there was approximately $105.8 million of common shares remaining available in aggregate under the October 2021 Prospectus Supplement and the March 2022 Prospectus Supplement.

Stock-based compensation

The table below summarizes information about the Company’s stock-based compensation for the three and six months ended June 30, 2023 and 2022 and the expense recognized in the condensed consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in thousands, except share and per share data)
Stock options
Options granted during period	547,600	362,280	4,298,400	4,734,575
Weighted average exercise price	$2.75	$2.33	$2.88	$2.78
Restricted stock units (“RSUs”)
Restricted stock units granted during period	—	—	1,344,550	—
Grant date fair value	$—	$—	$2.90	$—
Stock compensation expense
Research and development	$977	$696	$1,852	$1,454
General and administrative	1,987	1,369	3,243	2,346
Total stock compensation expense	$2,964	$2,065	$5,095	$3,800

The RSUs vest in three equal annual installments beginning one year from the grant date.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following discussion and analysis by our management of our financial position and results of operations in conjunction with our audited consolidated financial statements and related notes thereto included as part of our Annual Report on Form 10-K for the year ended December 31, 2022 and our unaudited condensed consolidated financial statements for the three and six months ended June 30, 2023. Our consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles and are presented in U.S. dollars.

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
•our expectation of a net cash burn between $90 million and $95 million in 2023, excluding any proceeds from our Open Market Sale Agreement; and
•our belief that we have sufficient cash resources to fund our operations into the first quarter of 2025,

as well as other statements relating to our future operations, financial performance or financial condition, prospects or other future events. Forward-looking statements appear primarily in the sections of this Form 10-Q entitled “Part I, Item 1-Financial Statements (Unaudited),” and “Part I, Item 2-Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

OVERVIEW

Arbutus Biopharma Corporation (“Arbutus”, the “Company”, “we”, “us”, and “our”) is a clinical-stage biopharmaceutical company leveraging its extensive virology expertise to develop novel therapeutics that target specific viral diseases. Our current focus areas include hepatitis B virus (“HBV”), SARS-CoV-2, and other coronaviruses. To address HBV, we are developing an RNA interference (“RNAi”) therapeutic, imdusiran (AB-729), an oral PD-L1 inhibitor, AB-101, and an oral RNA destabilizer, AB-161, to potentially identify a combination regimen with the aim of providing a functional cure for patients with chronic HBV infection (“cHBV”) by suppressing viral replication, reducing surface antigen and reawakening the immune system. We believe our lead compound, imdusiran, is the only RNAi therapeutic with evidence of immune re-awakening. Imdusiran is currently being evaluated in multiple phase 2 clinical trials. In addition, a Phase 1 clinical trial with AB-161 was recently initiated. We also have an ongoing drug discovery and development program directed to identifying novel, orally active agents for treating coronaviruses, including SARS-CoV-2, where we have nominated a compound, AB-343, and have begun IND-enabling preclinical studies. In addition, we are also exploring oncology applications for our internal PD-L1 portfolio.

Strategy

The core elements of our strategy include:

•Developing a broad portfolio of compounds that target cHBV. Our HBV product pipeline includes a subcutaneously-delivered RNAi therapeutic, an oral HBV RNA destabilizer compound and an oral PD-L1 inhibitor. We believe that a combination of compounds that can suppress HBV DNA replication and hepatitis B surface antigen (“HBsAg”) expression as well as reawaken patients’ HBV-specific immune response could address the most important elements to achieving a functional cure. We define a functional cure as unquantifiable plasma HBV DNA and HBsAg levels more than six months after discontinuation of all treatment, with or without quantifiable anti-HBsAg antibodies.

Imdusiran is our proprietary subcutaneously-delivered RNAi therapeutic product candidate that suppresses all HBV antigens, including HBsAg expression, which is thought to be a key prerequisite to enable reawakening of a patient’s immune system to respond to HBV. Imdusiran is currently in two Phase 2a proof-of-concept clinical trials in combination with other agents with potentially complementary mechanisms of action, and we are also continuing to follow patients from our Phase 1a/1b clinical trial (“AB-729-001”). Preliminary data from AB-729-001 has shown that treatment with imdusiran provided robust and comparable HBsAg declines regardless of dose, dosing interval or patient characteristics and was generally safe and well-tolerated after completing dosing in 41 patients. Preliminary data also suggests that treatment with imdusiran increased HBV-specific immune responses and, in a small number of patients who discontinued both imdusiran and nucleos(t)ide analogue (“NA”) therapy, a sustained reduction in HBsAg and HBV DNA persisted after stopping imdusiran. The clinical data for imdusiran continues to support its development as a potential cornerstone agent for the treatment of cHBV infection.

AB-161 is our next-generation oral HBV specific RNA destabilizer. We have conducted extensive non-clinical safety evaluations with AB-161 that gives us confidence in this molecule’s ability to circumvent the peripheral neuropathy findings seen in non-clinical safety studies with our first-generation oral RNA destabilizer, AB-452. At the Global Hepatitis Summit in April 2023, we presented preclinical data showing that AB-161 provides robust anti-HBV activity, including suppression of HBV RNA and HBsAg production in vitro and in vivo.  Our single-ascending Phase 1 clinical trial with AB-161 in healthy subjects is ongoing.

AB-101 is our oral PD-L1 inhibitor that has the potential to reawaken patients’ HBV-specific immune response by inhibiting PD-L1. Preclinical data in an HBV mouse model was presented at the 2022 AASLD Liver Meeting showing that combination treatment with AB-101 and an HBV-targeting GalNAc-siRNA agent resulted in activation and increased frequency of HBV-specific T-cells and greater anti-HBsAg antibody production. This favorable preclinical profile supports further development of AB-101 as a therapeutic modality for cHBV treatment. In April 2023, we received verbal communication from the U.S. Food and Drug Administration (“FDA”) that the AB-101 Investigational New Drug (“IND”) application has been placed on clinical hold. For purposes of clarity, the Phase 1 clinical trial had not been initiated and we had not dosed any patients with AB-101. In May 2023, we received the clinical hold letter from the FDA, which raised questions about certain preclinical data and aspects of the clinical trial design. We thus decided to pursue other regulatory pathways outside of the US while evaluating our path forward with the FDA. Based on the communications from the FDA, we no longer intend to report initial data from the single-ascending dose portion of a Phase 1 clinical trial in the second half of 2023. In July 2023, the New Zealand Medicine and Medical Device Safety Authority (Medsafe) approved our CTA application for a Phase 1 clinical trial in New Zealand for AB-101, and we believe the protocol approved by Medsafe adequately addresses the clinical trial design and safety monitoring issues raised by the FDA. We included the clinical hold letter from the FDA as part of our CTA application with New Zealand. We are planning to initiate a Phase 1 clinical trial in the third quarter of 2023. We are also exploring potential oncology applications for our internal PD-L1 portfolio.

• Combining therapeutic product candidates with complementary mechanisms of action to find a functional cure for people with cHBV. We believe that our proprietary product candidates imdusiran, AB-101 and AB-161 may provide our first proprietary combination therapy for patients with cHBV. In-line with our strategy to position imdusiran as a potential cornerstone therapeutic in future HBV combination regimens, and to help guide future development of combination therapies of imdusiran with other compounds from our proprietary HBV portfolio, we are evaluating imdusiran in combination with other agents with potentially complementary mechanisms of action, including the following:
•Imdusiran in combination with ongoing standard-of-care NA therapy and short courses of Peg-IFNα-2a in patients with cHBV in a Phase 2a proof-of-concept clinical trial (“AB-729-201”). Preliminary data from this clinical trial suggests that the addition of Peg-IFNα-2a to imdusiran treatment was generally well tolerated and appears to result in continued HBsAg declines in some patients.
•    Imdusiran in combination with Vaccitech plc’s (“Vaccitech”) VTP-300, a proprietary T-cell stimulating HBV antigen-specific immunotherapeutic, and NA therapy for the treatment of patients with cHBV in a Phase 2a proof-of-concept clinical trial (“AB-729-202”). We recently dosed the first patient in an additional treatment arm of this clinical trial that includes an approved PD-1 monoclonal antibody inhibitor, nivolumab (Opdivo®).

•    Advancing small molecule antiviral product candidates to treat COVID-19 and future coronavirus outbreaks. This program is focused on the discovery and development of new molecular entities for treating coronaviruses, including COVID-19, that address specific viral targets including the nsp5 viral protease (“Mpro”) and the nsp12 viral polymerase.

•    In the fourth quarter of 2022, we nominated AB-343 as our lead coronavirus drug candidate that inhibits the SARS-CoV-2 Mpro, a validated target for the treatment of COVID-19 and potential future coronavirus outbreaks. At the 36th International Conference on Antiviral Research in March 2023, we presented preclinical data that demonstrated the antiviral potency, selectivity and favorable pharmacokinetic profile of AB-343, which supports the further development of AB-343 as a potential ritonavir-free oral treatment for COVID-19 and other human coronaviruses. We are conducting IND-enabling studies for AB-343. We are also continuing lead optimization activities for an nsp12 viral polymerase inhibitor, which could potentially be combined with AB-343 to achieve better patient treatment outcomes and for use in prophylactic settings.

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

RNAi therapeutic, imdusiran (AB-729)

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

Imdusiran (AB-729) is a subcutaneously-delivered RNAi single-trigger therapeutic targeted to hepatocytes using our proprietary covalently conjugated GalNAc delivery technology. Imdusiran reduces all HBV antigens and inhibits viral replication.

Phase 1a/1b single- and multiple-dose clinical trial (AB-729-001)

In this three-part clinical trial, we investigated the safety, tolerability, pharmacokinetics, and pharmacodynamics of single- and multi-doses of imdusiran in healthy subjects and in cHBV patients with the goal of identifying the most appropriate doses and dosing intervals to take forward into Phase 2 clinical development.

The first two parts evaluated single ascending doses of imdusiran in healthy subjects and in patients with cHBV, respectively. Data showed that a 60mg or 90mg single dose of imdusiran results in robust HBsAg and HBV DNA declines in HBV DNA positive patients. Part 3 of the trial dosed HBV DNA negative/positive patients with 60mg or 90mg of imdusiran every 4, 8 or twelve weeks. Dosing of patients in Part 3 has been completed and we are continuing to follow these patients.

Data from Part 3 of the AB-729-001 clinical trial was presented at the 2022 European Association for the Study of the Liver (EASL) International Liver Congress™ (ILC) in June 2022 and showed that repeat dosing of 60mg and 90mg of imdusiran in 41 patients resulted in robust and comparable HBsAg declines in HBeAg positive/negative and HBV DNA positive/negative patients at week 48 (1.89 to 2.15 log10 decline in HBsAg). Fifty percent of the patients (16 out of 32) maintained HBsAg levels below 100 IU/mL 24 weeks after their last dose of imdusiran. Patients treated with imdusiran experienced an increase in HBV-specific T-cells activation and a decrease in exhausted T-cells. In this trial, imdusiran was generally safe and well-tolerated.

At the AASLD Liver Meeting in November 2022, we presented additional data from Part 3 of the AB-729-001 clinical trial, which included nine patients who had previously completed 48 weeks of treatment with imdusiran, and 24 weeks later met protocol-defined criteria to also stop NA therapy. These nine patients had completed 12 to 44 weeks of follow-up after discontinuing their NA therapy. None had met the protocol-defined criteria to restart NA therapy and there was no evidence of clinical or biochemical relapse. HBsAg levels remained at 1.05 log10 to 2.35 log10 below pre-trial levels in all nine patients.

Three patients experienced transient HBV DNA elevations that spontaneously resolved without intervention, which further supports imdusiran’s potential for immunological control.

At the Global Hepatitis Summit in April 2023, we reported in an oral presentation additional off-treatment data from these nine patients who had stopped all treatments. One patient restarted NA therapy at the investigator’s request after the week 20 visit; no alanine transaminase (“ALT”) elevation or safety signals were observed. Another patient met the protocol-defined HBV DNA criteria to restart NA therapy without evidence of any ALT flare. The seven remaining patients continue to maintain low HBV DNA levels off all therapy, and HBsAg levels remain below baseline (-0.8 to -1.6 log10) up to one and a half years after the last dose of imdusiran. There were no adverse events reported and no ALT flares were observed in the clinical trial.

The new clinical data for imdusiran continues to support its development as a potential cornerstone agent for the treatment of cHBV infection. The efficacy and safety data for imdusiran, derived from up to one year of dosing, supported our view that 60 mg every 8 weeks was an appropriate dose to move forward in our Phase 2a clinical trials. To advance our efforts to position imdusiran as a potential cornerstone therapeutic in future HBV combination regimens, we are evaluating imdusiran in two Phase 2a proof-of-concept combination clinical trials with other agents with potentially complementary mechanisms of action, some via clinical collaborations with other companies as described below.

Phase 2a proof-of-concept clinical trial to evaluate imdusiran in combination with Peg-IFNα-2a (AB-729-201)

We have completed enrollment in a randomized, open label, multicenter Phase 2a proof-of-concept clinical trial investigating the safety and antiviral activity of imdusiran in combination with ongoing NA therapy and short courses of Peg-IFNα-2a in 43 stably NA-suppressed, HBeAg negative, non-cirrhotic patients with cHBV. After 24-weeks of dosing with imdusiran (60mg every 8 weeks), patients are randomized into one of four arms to receive ongoing NA therapy plus Peg-IFNα-2a for either 12 or 24 weeks, with or without additional doses of imdusiran. After completion of the assigned Peg-IFNα-2a treatment period, all patients will remain on NA therapy for the initial 24-week follow-up period, and will then discontinue NA treatment, provided they meet protocol-defined stopping criteria. Patients who stop NA therapy will enter an intensive follow-up period for 48 weeks.

At the EASL Congress in June 2023, we presented preliminary data from this clinical trial that suggests that the addition of Peg-IFNα-2a to imdusiran treatment was generally well tolerated and appears to result in continued HBsAg declines in some patients. The mean HBsAg decline from baseline during the lead-in phase was -1.6 log10 at week 24 of treatment which is comparable to what was previously seen in other clinical trials with imdusiran. Four patients reached HBsAg below the lower limit of quantitation (LLOQ) during Peg-IFNα-2a treatment.

Collaboration with Vaccitech (AB-729-202)

Through a clinical collaboration agreement with Vaccitech that we entered into in July 2021, we have completed enrollment in AB-729-202, a Phase 2a proof-of-concept clinical trial evaluating the safety, antiviral activity and immunogenicity of Vaccitech’s VTP-300, a proprietary T-cell stimulating HBV antigen-specific immunotherapeutic, administered after imdusiran in NA-suppressed patients with cHBV. The trial is designed to enroll 40 NA-suppressed, HBeAg negative or positive, non-cirrhotic cHBV patients. All patients will receive imdusiran (60mg every 8 weeks) plus NA therapy for 24 weeks. At week 24, treatment with imdusiran will stop. Patients will continue only their NA therapy and will be randomized to receive VTP-300 or placebo at week 26, week 30 and at week 38 (if protocol-defined eligibility is met). At week 48, all patients will be evaluated for eligibility to discontinue NA therapy and will be followed for an additional 24-48 weeks. We anticipate providing preliminary data from patients who received the combination of imdusiran, NA therapy and VTP-300 in the second half of 2023.

We recently amended the AB-729-202 protocol to include an additional arm with an approved PD-1 inhibitor, nivolumab (Opdivo®). In this additional arm, twenty patients will receive imdusiran (60mg every 8 weeks) plus NA therapy for 24 weeks, followed by administration of VTP-300 plus a low dose of nivolumab in conjunction with the booster dose(s) only while remaining on their NA therapy. At week 48, all patients will be evaluated for eligibility to discontinue NA therapy, and will be followed for an additional 24-48 weeks. In June 2023, we announced that the first patient received their first dose of imdusiran in this additional arm. Preliminary data from this additional treatment arm are expected in 2024.

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

Oral HBV RNA Destabilizer (AB-161)

HBV RNA destabilizers are small molecule orally available agents that cause the destabilization and ultimate degradation of HBV RNAs. Mechanistically, RNA destabilizers target the host proteins PAPD5/7, which are involved in regulating the stability of HBV RNA transcripts.  In doing so, RNA destabilizers lead to the selective degradation of HBV RNAs, thus reducing HBsAg levels and inhibiting viral replication. To provide a proprietary all-oral treatment regimen for patients with cHBV, we believe inclusion of a small molecule RNA destabilizer is key. HBV RNA destabilizers have the potential to complement or replace subcutaneously delivered RNAi agents, such as imdusiran.

AB-161 is our next-generation oral small molecule RNA destabilizer specifically designed to target the liver. We have conducted extensive non-clinical safety evaluations with AB-161 that provide confidence in this molecule’s ability to circumvent the peripheral neuropathy findings seen in non-clinical safety studies with our first-generation oral RNA destabilizer, AB-452. At the Global Hepatitis Summit in April 2023, we presented preclinical data showing that AB-161 provides robust anti-HBV activity, including suppression of HBV RNA and HBsAg production in vitro and in vivo. Our Phase 1 clinical trial with AB-161 is ongoing with initial single-ascending dose data in healthy subjects expected in the second half of 2023.

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

In April 2023, we received verbal communication from the FDA that the AB-101 IND application had been placed on clinical hold. For purposes of clarity, the Phase 1 clinical trial had not been initiated and we had not dosed any patients with AB-101. In May 2023, we received the clinical hold letter from the FDA, which raised questions about certain preclinical data and aspects of the clinical trial design. We thus decided to pursue other regulatory pathways outside of the US while evaluating our path forward with the FDA. Based on the communications from the FDA, we no longer intend to report initial data from the single-ascending dose portion of a Phase 1 clinical trial in the second half of 2023. In July 2023, Medsafe approved our CTA application for a Phase 1 clinical trial in New Zealand for AB-101, and we believe the protocol approved by Medsafe adequately addresses the clinical trial design and safety monitoring issues raised by the FDA. We included the clinical hold letter from the FDA as part of our CTA application with New Zealand. We are planning to initiate a Phase 1 clinical trial in the third quarter of 2023.

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

Oral Mpro Inhibitor (AB-343)

AB-343 is our lead coronavirus drug candidate that inhibits Mpro. At the 36th International Conference on Antiviral Research in March 2023, we presented preclinical data that demonstrated the antiviral potency, selectivity and favorable pharmacokinetic profile of AB-343, which supports the further development of AB-343 as a potential ritonavir-free oral treatment for COVID-19 and other human coronaviruses. We anticipate completing IND-enabling studies with AB-343 in the second half of 2023. We also intend to nominate a nsp12 inhibitor clinical candidate and initiate IND-enabling studies in the second half of 2023. An nsp12 viral polymerase inhibitor could potentially be combined with AB-343 to achieve better patient treatment outcomes and for use in prophylactic settings.

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

Other Collaborations, Royalty Entitlements and Intellectual Property Litigation

Collaboration with Qilu Pharmaceutical Co., Ltd. (“Qilu”)

In December 2021, we entered into a technology transfer and license agreement (the “License Agreement”) with Qilu, pursuant to which we granted Qilu a sublicensable, royalty-bearing license, under certain intellectual property owned by us, which is non-exclusive as to development and manufacturing and exclusive with respect to commercialization of imdusiran, including pharmaceutical products that include imdusiran, for the treatment or prevention of hepatitis B in China, Hong Kong, Macau and Taiwan (the “Territory”).

In partial consideration for the rights granted by us, Qilu paid us a one-time upfront cash payment of $40 million on January 5, 2022 and agreed to pay us milestone payments totaling up to $245 million, net of withholding taxes, upon the achievement of certain technology transfer, development, regulatory and commercialization milestones. Qilu also agreed to pay us double-digit royalties into the low twenties percent based upon annual net sales of imdusiran in the Territory. The royalties are payable on a product-by-product and region-by-region basis, subject to certain limitations.

Qilu is responsible for all costs related to developing, obtaining regulatory approval for, and commercializing imdusiran for the treatment or prevention of hepatitis B in the Territory. Qilu is required to use commercially reasonable efforts to develop, seek regulatory approval for, and commercialize at least one imdusiran product candidate in the Territory. A joint development committee has been established between us and Qilu to coordinate and review the development, manufacturing and commercialization plans. Both parties also have entered into a supply agreement and related quality agreement pursuant to which we will manufacture or have manufactured and supply Qilu with all quantities of imdusiran necessary for Qilu to develop and commercialize in the Territory until we have completed manufacturing technology transfer to Qilu and Qilu has received all approvals required for it or its designated contract manufacturing organization to manufacture imdusiran in the Territory.

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

In 2012, we entered into a license agreement with Alnylam that entitles Alnylam to develop and commercialize products with our lipid nanoparticle (“LNP”) delivery technology. Alnylam’s ONPATTRO, which represents the first approved application of our LNP technology, was approved by the FDA and the European Medicines Agency (“EMA”) during the third quarter of 2018 and was launched by Alnylam immediately upon approval in the United States. Under the terms of this license agreement, we are entitled to tiered royalty payments on global net sales of ONPATTRO ranging from 1.00% - 2.33% after offsets, with the highest tier applicable to annual net sales above $500 million. This royalty interest was sold to the Ontario Municipal Employees Retirement System (“OMERS”), effective as of January 1, 2019, for $20 million in gross proceeds before advisory fees. OMERS will retain this entitlement until it has received $30 million in royalties, at which point 100% of this royalty entitlement on future global net sales of ONPATTRO will revert to us. OMERS has assumed the risk of collecting up to $30 million of future royalty payments from Alnylam and we are not obligated to reimburse OMERS if they fail to collect any such future royalties. If this royalty entitlement reverts to us, it has the potential to provide an active royalty stream or to be otherwise monetized again in full or in part. From the inception of the royalty sale through June 30, 2023, an aggregate of $20.8 million of royalties have been earned by OMERS.

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

As of June 30, 2023, we owned approximately 16% of the common equity of Genevant and the carrying value of our investment in Genevant was zero. Our entitlement to receive future royalties or sublicensing revenue from Genevant was not impacted by the recapitalization.

Moderna Inter Partes Review Petition

On February 21, 2018, Moderna Therapeutics, Inc. (“Moderna”) filed a petition requesting the United States Patent and Trademark Office to institute an Inter Partes Review of Arbutus United States Patent 9,404,127 (the “’127 Patent”). In its petition, Moderna sought to invalidate all claims of the patent based on Moderna’s allegation that the claims are anticipated and/or obvious. We filed a response to Moderna’s petition on June 14, 2018. On September 12, 2018, the Patent Trial and Appeal Board (the “PTAB”) rendered its decision to institute Inter Partes Review of the ‘127 Patent. The ‘127 Patent represents only a fraction of our extensive LNP patent portfolio.

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

Moderna and Merck European Opposition

On April 5, 2018, Moderna and Merck, Sharp & Dohme Corporation (“Merck”) filed Notices of Opposition to Arbutus’ European patent EP 2279254 (“the ’254 Patent”) with the European Patent Office (“EPO”), requesting that the ‘254 Patent be revoked in its entirety for all contracting states. We filed a response to Moderna and Merck’s oppositions on September 3, 2018. A hearing was conducted before the Opposition Division of the EPO on October 10, 2019. At the conclusion of the hearing, the EPO upheld an auxiliary request adopting the amendment, as put forth by us, of certain claims of the ‘254 Patent. In February 2020 Moderna and Merck filed Notices of Appeal challenging the EPO’s grant of the auxiliary request. Merck filed its notice of appeal on February 24, 2020 and Moderna on February 27, 2020. Both Merck and Moderna perfected their appeals by filing Grounds of Appeal on April 30, 2020. We filed our responses to the appeals on September 18, 2020. On March 22, 2022, Moderna filed further written submissions to which we and Genevant responded in August 2022. On April 18, 2023, we and Genevant withdrew our auxiliary request, however, the original (main) request remains in the action. We and Moderna informed the Board of Appeals that we would not object to a remittance of the matter without a hearing to the Opposition Division of the EPO. The hearing in this matter before the Board of Appeals was cancelled and a formal remittance to the Opposition Division (i.e. lower board) of the EPO is pending.

While we are the patent holder, the ‘127 Patent, the ‘254 Patent, the other patents in our LNP portfolio have been licensed to Genevant and are included in the rights licensed by us to Genevant under the Genevant License.

Patent Infringement Litigation vs. Moderna

On February 28, 2022, we and Genevant filed a lawsuit in the U.S. District Court for the District of Delaware against Moderna, Inc. and a Moderna affiliate seeking damages for infringement of U.S. Patent Nos. 8,058,069, 8,492,359, 8,822,668, 9,364,435, 9,504,651, and 11,141,378 in the manufacture and sale of MRNA-1273, Moderna’s vaccine for COVID-19. The patents relate to nucleic acid-lipid particles and lipid vesicles, as well as compositions and methods for their use. The lawsuit does not seek an injunction or otherwise seek to impede the sale, manufacture or distribution of MRNA-1273. However, we seek fair compensation for Moderna’s use of our patented technology that was developed with great effort and at great expense, without which Moderna’s COVID-19 vaccine would not have been successful. On May 6, 2022, Moderna filed a partial motion to dismiss the claims “relating to Moderna’s sale and provision of COVID-19 vaccine doses to the U.S. Government.” On November 2, 2022, the Court issued an Order denying Moderna’s motion. On November 30, 2022, Moderna filed its Answer to the Complaint and Counterclaims. We and Genevant filed our Answer to Moderna’s Counterclaims on December 21, 2022. On February 14, 2023, the U.S. Department of Justice filed a Statement of Interest in the action. On February 16, 2023, the Court held an Initial Pretrial Conference after which it issued an Order, dated February 16, 2023, ordering that within 14 days of the issuance of the Order, the parties and the U.S. Government were to submit letters regarding the impact of the Governments’ Statement of Interest on the scheduling of the matter. On March 10, 2023, the Court reaffirmed its denial of Moderna’s motion to dismiss. On March 16, 2023, the Court held a Rule 16 scheduling conference, and on March 21, 2023, the Court issued a scheduling order in the matter without setting a trial date. On June 9, 2023, the parties extended the schedule for claim construction proceedings. The claim construction hearing is currently scheduled for February 7, 2024. Document discovery in the action is currently ongoing.

Patent Infringement Litigation vs. Pfizer and BioNTech

On April 4, 2023, we and Genevant filed a lawsuit in the U.S. District Court for the District of New Jersey against Pfizer Inc. (“Pfizer”) and BioNTech SE (“BioNTech”) seeking damages for infringement of U.S. Patent Nos. 9,504,651; 8,492,359; 11,141,378; 11,298,320; and 11,318,098 in the manufacture and sale of any COVID-19 mRNA-LNP vaccines. The patents relate to nucleic acid-lipid particles and their composition, manufacture, delivery and methods of use. The lawsuit does not seek an injunction or otherwise seek to impede the sale, manufacture or distribution of any COVID-19 mRNA-LNP vaccines. However, we seek fair compensation for Pfizer’s and BioNTech’s use of our patented technology that was developed with great effort and at great expense, without which their COVID-19 mRNA-LNP vaccines would not have been successful. On July 10, 2023, Pfizer and BioNTech filed their answer to the complaint, affirmative defenses and counterclaims. We and Genevant have yet to answer these counterclaims and no case schedule is yet in place. A scheduling conference is set for August 28, 2023.

Acuitas Declaratory Judgment Lawsuit

On March 18, 2022, Acuitas filed a lawsuit against us and Genevant in the U.S. District Court for the Southern District of New York, asking the court to enter declaratory judgment that Arbutus patent Nos. 8,058,069, 8,492,359, 8,822,668, 9,006,417, 9,364,435, 9,404,127, 9,504,651, 9,518,272, and 11,141,378 do not infringe Pfizer and BioNTech’s COVID-19 vaccine, COMIRNATY, which uses an mRNA lipid provided, under license, by Acuitas. Acuitas also seeks a declaration that each of the listed patents is invalid. On June 24, 2022, we and Genevant sought a pre-motion conference concerning our anticipated motion to dismiss all of Acuitas’ claims due to lack of subject matter jurisdiction. The request for a pre-motion conference was granted, but the case was subsequently re-assigned to a new judge who entered an order directing: (i) Acuitas to inform the court whether it intended to file an amended complaint; (ii) that Acuitas must file any amended complaint by a certain date; and (iii) that if Acuitas did not file an amended complaint, we and Genevant must file our motion to dismiss by a certain date. Acuitas filed its amended complaint on September 6, 2022. On October 4, 2022, we and Genevant filed our motion to dismiss the Acuitas action for lack of subject matter jurisdiction based on the lack of a case or controversy. Acuitas filed its opposition to the motion to dismiss on November 1, 2022, and we and Genevant filed our reply brief on November 16, 2022. The motion is now fully briefed and a status conference is set for August 9, 2023. No case schedule is yet in place.

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

RESULTS OF OPERATIONS

The following summarizes the results of our operations for the periods shown:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in thousands)
Total revenue	$4,651	$14,241	$11,338	$26,822
Operating expenses	23,036	28,350	47,136	51,905
Loss from operations	(18,385)	(14,109)	(35,798)	(25,083)
Other income (loss)	1,291	(83)	2,365	(430)
Loss before income taxes	(17,094)	(14,192)	(33,433)	(25,513)
Income tax expense	—	—	—	(4,444)
Net loss	$(17,094)	$(14,192)	$(33,433)	$(29,957)

Revenue

Revenues are summarized in the following table:

	Three Months Ended June 30,
	2023	% of Total	2022	% of Total
	(in thousands, except percentages)
Revenue from collaborations and licenses
Royalties from sales of ONPATTRO	$861	19%	$1,550	11%
Qilu Pharmaceutical Co., Ltd.	3,024	65%	11,024	77%
Other milestone and royalty payments	—	—%	(18)	—%
Non-cash royalty revenue
Royalties from sales of ONPATTRO	766	16%	1,685	12%
Total revenue	$4,651	100%	$14,241	100%

	Six Months Ended June 30,
	2023	% of Total	2022	% of Total
	(in thousands, except percentages)
Revenue from collaborations and licenses
Royalties from sales of ONPATTRO	$2,266	20%	$3,084	11%
Qilu Pharmaceutical Co., Ltd.	7,128	63%	20,655	77%
Other milestone and royalty payments	—	—%	35	—%
Non-cash royalty revenue
Royalties from sales of ONPATTRO	1,944	17%	3,048	11%
Total revenue	$11,338	100%	$26,822	100%

Total revenue decreased $9.6 million and $15.5 million for the three and six months ended June 30, 2023, respectively, compared to the same periods in 2022, primarily due to a decrease in license revenue recognized related to our progress towards the satisfaction of our performance obligations with respect to the technology transfer and licensing agreement with Qilu, which closed in January 2022, as well as a decrease in license royalty revenue due to a decrease in Alnylam’s sales of ONPATTRO.

Operating expenses

Operating expenses are summarized in the following table:

	Three Months Ended June 30,
	2023	% of Total	2022	% of Total
	(in thousands, except percentages)
Research and development	$17,692	77%	$22,942	81%
General and administrative	5,980	26%	5,200	18%
Change in fair value of contingent consideration	(636)	(3)%	208	1%
Total operating expenses	$23,036	100%	$28,350	100%

	Six Months Ended June 30,
	2023	% of Total	2022	% of Total
	(in thousands, except percentages)
Research and development	$35,967	76%	$41,404	80%
General and administrative	11,532	24%	10,092	19%
Change in fair value of contingent consideration	(363)	(1)%	409	1%
Total operating expenses	$47,136	100%	$51,905	100%

Research and development

Research and development expenses consist primarily of personnel expenses, fees paid to clinical research organizations and contract manufacturers, consumables and materials, consulting, and other third party expenses to support our clinical and preclinical activities, as well as a portion of stock-based compensation and general overhead costs.

Research and development expenses decreased $5.3 million and $5.4 million for the three and six months ended June 30, 2023, respectively, compared to the same periods in 2022. The decrease was due primarily to a decrease in expenses for drug supply manufacturing for our imdusiran, AB-101 and AB-161 clinical trials as well as a decrease in expenses for our AB-836 Phase 1a/1b clinical trial, which was discontinued in the fourth quarter of 2022. These were partially offset by an increase in expenses for our coronavirus program, including drug supply manufacturing.

A significant portion of our research and development expenses are not tracked by project as they benefit multiple projects or our technology platform and because our most-advanced programs are not yet in late-stage clinical development.

General and administrative

General and administrative expenses increased $0.8 million and $1.4 million for the three and six months ended June 30, 2023 respectively, as compared to the same periods in 2022, due primarily to increases in non-cash stock-based compensation expense and professional fees.

Change in fair value of contingent consideration

Contingent consideration is a liability related to our acquisition of Enantigen Therapeutics, Inc. in October 2014. In general, as time passes and assuming no changes to the assumptions related to the contingency, the fair value of the contingent consideration increases as the progress of our programs get closer to triggering contingent payments based on certain sales milestones of our first commercial product for cHBV. As imdusiran continues to progress through Phase 2a proof-of-concept clinical trials, we will adjust our assumptions regarding probability of success commensurate with the progression of the program, which will increase the fair value of the liability.

Other loss (income)

The components of our other income (loss) are summarized in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in thousands)
Interest income	$1,461	$396	$2,729	$555
Interest expense	(171)	(482)	(369)	(988)
Foreign exchange (gain) loss	1	3	5	3
Total other income (loss)	$1,291	$(83)	$2,365	$(430)

Interest income

The increase in interest income for the three and six months ended June 30, 2023 compared to the same periods in 2022 was due primarily to higher interest earned on our cash and investment balances due to a general increase in market interest rates.

Interest expense

Interest expense for both the three and six months ended June 30, 2023 and 2022 consisted primarily of non-cash amortization of discount and issuance costs related to the sale of a portion of our ONPATTRO royalty interest to OMERS in July 2019. The decrease is related to the declining balance of the unamortized discount and issuance costs.

Income tax expense

During the six months ended June 30, 2022, we recognized income tax expense of $4.4 million for withholding taxes paid to the Chinese taxing authority by Qilu on our behalf in connection with the upfront license fee Qilu paid us. We did not recognize any income tax expense during the six months ended June 30, 2023.

LIQUIDITY AND CAPITAL RESOURCES

The following table summarizes our cash flow activities for the periods indicated:

	Six Months Ended June 30,
	2023	2022
	(in thousands)
Net loss	$(33,433)	$(29,957)
Non-cash items	2,911	3,154
Change in deferred license revenue	(7,128)	27,815
Net change in operating items	(9,210)	(686)
Net cash (used in) provided by operating activities	(46,860)	326
Net cash provided by (used in) investing activities	18,119	(73,886)
Issuance of common shares pursuant to Share Purchase Agreement	—	10,973
Issuance of common shares pursuant to the Open Market Sale Agreement	24,604	268
Cash provided by other financing activities	555	357
Net cash provided by financing activities	25,159	11,598
Effect of foreign exchange rate changes on cash and cash equivalents	3	—
Decrease in cash and cash equivalents	(3,579)	(61,962)
Cash and cash equivalents, beginning of period	30,776	109,282
Cash and cash equivalents, end of period	$27,197	$47,320

Since our incorporation, we have financed our operations through sales of equity, debt, revenues from research and development collaborations and licenses with corporate partners, royalty monetization, interest income on funds available for investment, and government contracts, grants and tax credits.

For the six months ended June 30, 2023, $46.9 million of cash was used in operating activities compared to $0.3 million provided by operating activities for the six months ended June 30, 2022, a change of $47.2 million. The change was due primarily to a January 2022 upfront cash payment of $40.0 million from Qilu and a $4.0 million premium paid by Qilu as part of their $15.0 million equity investment in us.

For the six months ended June 30, 2023, net cash provided by investing activities was $18.1 million, resulting primarily from maturities of investments in marketable securities of $68.5 million, partially offset by additional investments in marketable securities of $49.4 million. For the six months ended June 30, 2022, net cash used in investing activities was $73.9 million, which consisted primarily of additional investments in marketable securities of $84.6 million.

For the six months ended June 30, 2023, net cash provided by financing activities was $25.2 million, which was primarily related to $24.6 million in proceeds from sales of common shares under the Sale Agreement. For the six months ended June 30, 2022, net cash provided by financing activities was $11.6 million, which included $11.0 million for the fair value of the shares purchased by Qilu as part of their $15.0 million equity investment in us, of which the remaining $4.0 million was a premium paid by Qilu on the equity investment and was allocated to deferred revenue.

Sources of Liquidity

As of June 30, 2023, we had cash, cash equivalents and investments in marketable securities of $163.5 million. We had no outstanding debt as of June 30, 2023.

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

During the six months ended June 30, 2023, we issued 9,214,168 common shares pursuant to the Sale Agreement, as amended, resulting in net proceeds of approximately $24.6 million. For the six months ended June 30, 2022, we issued 69,048 common shares pursuant to the Sale Agreement, resulting in net proceeds of approximately $0.3 million. As of June 30, 2023, there was approximately $105.8 million available in aggregate under the October 2021 Prospectus Supplement and the March 2022 Prospectus Supplement.

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

In December 2021, we entered into a technology transfer and exclusive licensing agreement with Qilu pursuant to which we granted Qilu an exclusive (with certain exceptions), sublicensable, royalty-bearing license, under certain intellectual property owned by us, to develop, manufacture and commercialize imdusiran for the treatment or prevention of cHBV in the Territory. In partial consideration for the rights granted by us, Qilu paid us a one-time upfront cash payment of $40 million and made an equity investment in us of $15.0 million, both received in January 2022, and agreed to pay us milestone payments totaling up to $245 million, net of withholding taxes, upon the achievement of certain technology transfer, development, regulatory and commercialization milestones. Qilu also agreed to pay us double-digit royalties into the low twenties percent based upon annual net sales of imdusiran in the Territory.

Cash requirements

We believe that our $163.5 million of cash, cash equivalents and investments in marketable securities as of June 30, 2023 will be sufficient to fund our operations into the first quarter of 2025. We expect a net cash burn between $90 million and $95 million in 2023, excluding any proceeds from our Open Market Sale Agreement. In the future, substantial additional funds will be required to continue with the active development of our pipeline products and technologies. In particular, our funding needs may vary depending on a number of factors including:
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

ITEM 4.      CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2023. The term “disclosure controls and procedures”, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure, particularly during the period in which this Quarterly Report on Form 10-Q was being prepared. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their desired objectives, and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2023, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a–15(f) and 15d–15(f) under the Exchange Act) during the three months ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.       LEGAL PROCEEDINGS

Patent Infringement Litigation vs. Pfizer and BioNTech

On April 4, 2023, we and Genevant Sciences Ltd. (“Genevant”) filed a lawsuit in the U.S. District Court for the District of New Jersey against Pfizer Inc. (“Pfizer”) and BioNTech SE (“BioNTech”) seeking damages for infringement of U.S. Patent Nos. 9,504,651; 8,492,359; 11,141,378; 11,298,320; and 11,318,098 in the manufacture and sale of any COVID-19 mRNA-LNP vaccines. The patents relate to nucleic acid-lipid particles and their composition, manufacture, delivery and methods of use. The lawsuit does not seek an injunction or otherwise seek to impede the sale, manufacture or distribution of any COVID-19 mRNA-LNP vaccines. However, we seek fair compensation for Pfizer’s and BioNTech’s use of our patented technology that was developed with great effort and at great expense, without which their COVID-19 mRNA-LNP vaccines would not have been successful. On July 10, 2023, Pfizer and BioNTech filed their answer to the complaint, affirmative defenses and counterclaims. We and Genevant have yet to answer these counterclaims and no case schedule is yet in place. A scheduling conference is set for August 28, 2023.

Patent Infringement Litigation vs. Moderna

On February 28, 2022, we and Genevant filed a lawsuit in the U.S. District Court for the District of Delaware against Moderna, Inc. and a Moderna affiliate (collectively, “Moderna”) seeking damages for infringement of U.S. Patent Nos. 8,058,069, 8,492,359, 8,822,668, 9,364,435, 9,504,651, and 11,141,378 in the manufacture and sale of MRNA-1273, Moderna’s vaccine for COVID-19. The patents relate to nucleic acid-lipid particles and lipid vesicles, as well as compositions and methods for their use. The lawsuit does not seek an injunction or otherwise seek to impede the sale, manufacture or distribution of MRNA-1273. However, we seek fair compensation for Moderna’s use of its patented technology that was developed with great effort and at great expense, without which Moderna’s COVID-19 vaccine would not have been successful. On May 6, 2022, Moderna filed a partial motion to dismiss the claims “relating to Moderna’s sale and provision of COVID-19 vaccine doses to the U.S. Government.” On November 2, 2022, the Court issued an Order denying Moderna’s motion. On November 30, 2022, Moderna filed its Answer to the Complaint and Counterclaims. We and Genevant filed our Answer to Moderna’s Counterclaims on December 21, 2022. On February 14, 2023, the U.S. Department of Justice filed a Statement of Interest in the action. On February 16, 2023, the Court held an Initial Pretrial Conference after which it issued an Order, dated February 16, 2023, ordering that within 14 days of the issuance of the Order, the parties and the U.S. Government were to submit letters regarding the impact of the Governments’ Statement of Interest on the scheduling of the matter. On March 10, 2023, the Court reaffirmed its denial of Moderna’s motion to dismiss. On March 16, 2023, the Court held a Rule 16 scheduling conference, and on March 21, 2023, the Court issued a scheduling order in the matter without setting a trial date. On June 9, 2023, the parties extended the schedule for claim construction proceedings. The claim construction hearing is currently scheduled for February 7, 2024. Document discovery in the action is currently ongoing.

Acuitas Declaratory Judgment Lawsuit

On March 18, 2022, Acuitas Therapeutics Inc. (“Acuitas”) filed a lawsuit against us and Genevant in the U.S. District Court for the Southern District of New York, asking the court to enter declaratory judgment that Arbutus patent Nos. 8,058,069, 8,492,359, 8,822,668, 9,006,417, 9,364,435, 9,404,127, 9,504,651, 9,518,272, and 11,141,378 do not infringe Pfizer and BioNTech’s COVID-19 vaccine, COMIRNATY, which uses an mRNA lipid provided, under license, by Acuitas. Acuitas also seeks a declaration that each of the listed patents is invalid. On June 24, 2022, we and Genevant sought a pre-motion conference concerning our anticipated motion to dismiss all of Acuitas’ claims due to lack of subject matter jurisdiction. The request for a pre-motion conference was granted, but the case was subsequently re-assigned to a new judge who entered an order directing: (i) Acuitas to inform the court whether it intended to file an amended complaint; (ii) that Acuitas must file any amended complaint by a certain date; and (iii) that if Acuitas did not file an amended complaint, we and Genevant must file our motion to dismiss by a certain date. Acuitas filed its amended complaint on September 6, 2022. On October 4, 2022, we and Genevant filed our motion to dismiss the Acuitas action for lack of subject matter jurisdiction based on the lack of a case or controversy. Acuitas filed its opposition to the motion to dismiss on November 1, 2022, and we and Genevant filed our reply brief on November 16, 2022. The motion is now fully briefed and a status conference is set for August 9, 2023. No case schedule is yet in place.

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

On April 25, 2023, we announced that we were notified via verbal communication from the FDA that our AB-101 IND application has been placed on clinical hold. For purposes of clarity, the Phase 1 clinical trial had not been initiated and we had not dosed any patients with AB-101. In May 2023, we received the clinical hold letter from the FDA, which raised questions about certain preclinical data and aspects of the clinical trial design. In July 2023, the New Zealand Medicine and Medical Device Safety Authority (Medsafe) approved our CTA application for a Phase 1 clinical trial in New Zealand for AB-101; however, there are no assurances that FDA will accept the results of such clinical trial and may require us to conduct an additional Phase 1 clinical trial or additional nonclinical studies. If the FDA does not accept the results of our Phase 1 clinical trial in New Zealand for AB-101 or requires us to conduct additional trials or studies, it may take a considerable period of time, the length of which is not certain at this time, and expense for us to fully address the FDA’s concerns. Even if we are able to fully respond to the FDA’s current concerns, the FDA may subsequently make additional requests that we would need to fulfill prior to the lifting of the clinical hold. It is possible that we will be unable to fully address the FDA’s concerns and, as a result, the clinical hold may never be lifted and we may never be able to initiate our AB-101 clinical program in the United States, which could have a material adverse effect on our business and financial prospects.

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

10.1*#	Executive Employment Agreement, dated effective as of July 10, 2023, between Arbutus Biopharma, Inc. and Karen Sims, MD, PhD

10.2*#	Executive Employment Agreement, dated effective as of July 10, 2023, between Arbutus Biopharma, Inc. and J. Christopher Naftzger

10.3*#	Option Agreement, dated July 10, 2023, by and between Arbutus Biopharma Corporation and J. Christopher Naftzger

10.4
Arbutus Biopharma Corporation 2016 Omnibus Share and Incentive Plan, as supplemented and amended (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on May 30, 2023).

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from Arbutus Biopharma Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, formatted in inline XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations; (iii) Condensed Consolidated Statements of Comprehensive Loss; (iv) Condensed Consolidated Statements of Stockholders’ Equity; (v) Condensed Consolidated Statements of Cash Flows; and (vi) Notes to Condensed Consolidated Financial Statements.

104	Cover page interactive data file (embedded within the inline XBRL document and included in Exhibit 101).

* Filed herewith.
** Furnished herewith.
# Management contract or compensatory arrangement.

SIGNATURES
   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 3, 2023.

ARBUTUS BIOPHARMA CORPORATION

By:	/s/ William H. Collier
William H. Collier
President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ David C. Hastings
David C. Hastings
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)