Form 10-Q
period 2023-09-30
Arbutus Biopharma Corp
filed 2023-11-07
CIK 1447028

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
OR
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
Yes  ☐     No ☒
As of November 3, 2023, the registrant had 167,695,247 common shares, without par value, outstanding.

ARBUTUS BIOPHARMA CORPORATION

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
ARBUTUS BIOPHARMA CORPORATION
Condensed Consolidated Balance Sheets
(Unaudited)
(In thousands of U.S. Dollars, except share and per share amounts)

	September 30, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$17,531	$30,776
Investments in marketable securities, current	116,649	116,137
Accounts receivable	2,171	1,352
Prepaid expenses and other current assets	5,256	2,874
Total current assets	141,607	151,139
Property and equipment, net of accumulated depreciation of $11,541 (December 31, 2022: $10,801)	5,033	5,070
Investments in marketable securities, non-current	10,496	37,363
Right of use asset	1,502	1,744
Other non-current assets	3	103
Total assets	$158,641	$195,419
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued liabilities	$9,806	$16,029
Deferred license revenue, current	12,106	16,456
Lease liability, current	412	372
Total current liabilities	22,324	32,857
Liability related to sale of future royalties	8,110	10,365
Deferred license revenue, non-current	—	5,999
Contingent consideration	7,373	7,531
Lease liability, non-current	1,497	1,815
Total liabilities	39,304	58,567
Stockholders’ equity
Common shares
Authorized: unlimited number without par value
Issued and outstanding: 167,695,247 (December 31, 2022: 157,455,363)	1,346,015	1,318,737
Additional paid-in capital	79,546	72,406
Deficit	(1,257,340)	(1,203,803)
Accumulated other comprehensive loss	(48,884)	(50,488)
Total stockholders’ equity	119,337	136,852
Total liabilities and stockholders’ equity	$158,641	$195,419

See accompanying notes to the condensed consolidated financial statements.

ARBUTUS BIOPHARMA CORPORATION
Condensed Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)
(In thousands of U.S. Dollars, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue
Collaborations and licenses	$3,935	$3,607	13,329	27,381
Non-cash royalty revenue	723	2,345	2,667	5,393
Total Revenue	4,658	5,952	15,996	32,774
Operating expenses
Research and development	20,169	20,055	56,136	61,459
General and administrative	5,842	3,493	17,374	13,585
Change in fair value of contingent consideration	205	215	(158)	624
Total operating expenses	26,216	23,763	73,352	75,668
Loss from operations	(21,558)	(17,811)	(57,356)	(42,894)
Other income (loss)
Interest income	1,494	694	4,223	1,249
Interest expense	(46)	(429)	(415)	(1,417)
Foreign exchange (gain) loss	6	(21)	11	(18)
Total other income (loss)	1,454	244	3,819	(186)
Loss before income taxes	(20,104)	(17,567)	(53,537)	(43,080)
Income tax expense	—	—	—	(4,444)
Net loss	$(20,104)	$(17,567)	(53,537)	(47,524)
Loss per share
Basic and diluted	$(0.12)	$(0.12)	(0.32)	(0.32)
Weighted average number of common shares
Basic and diluted	167,512,708	150,995,191	165,085,243	149,385,999

Comprehensive loss
Unrealized gain (loss) on available-for-sale securities	$584	$(907)	1,604	(2,669)
Comprehensive loss	$(19,520)	$(18,474)	(51,933)	(50,193)

See accompanying notes to the condensed consolidated financial statements.

ARBUTUS BIOPHARMA CORPORATION
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)
(In thousands of U.S. Dollars, except share and per share amounts)

	Common Shares
	Number of Shares	Share Capital	Additional Paid-In Capital	Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Balance December 31, 2022	157,455,363	$1,318,737	$72,406	$(1,203,803)	$(50,488)	$136,852
Stock-based compensation expense	—	—	2,131	—	—	2,131
Issuance of common shares pursuant to the Open Market Sale Agreement	7,423,622	19,862	—	—	—	19,862
Issuance of common shares pursuant to exercise of options	101,356	457	(198)	—	—	259
Issuance of common shares pursuant to ESPP	151,852	397	(101)	—	—	296
Unrealized gain on available-for-sale securities	—	—	—	—	854	854
Net loss	—	—	—	(16,339)	—	(16,339)
Balance March 31, 2023	165,132,193	$1,339,453	$74,238	$(1,220,142)	$(49,634)	$143,915
Stock-based compensation expense	—	—	2,964	—	—	2,964
Issuance of common shares pursuant to the Open Market Sale Agreement	1,790,546	4,742	—	—	—	4,742
Unrealized gain on available-for-sale securities	—	—	—	—	166	166
Net loss	—	—	—	(17,094)	—	(17,094)
Balance June 30, 2023	166,922,739	$1,344,195	$77,202	$(1,237,236)	$(49,468)	$134,693
Stock-based compensation expense	—	—	2,483	—	—	2,483
Issuance of common shares pursuant to the Open Market Sale Agreement	633,922	1,396	—	—	—	1,396
Issuance of common shares pursuant to ESPP	138,586	424	(139)	—	—	285
Unrealized gain on available-for-sale securities	—	—	—	—	584	584
Net loss	—	—	—	(20,104)	—	(20,104)
Balance September 30, 2023	167,695,247	$1,346,015	$79,546	$(1,257,340)	$(48,884)	$119,337

See accompanying notes to the condensed consolidated financial statements.

ARBUTUS BIOPHARMA CORPORATION
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)
(In thousands of U.S. Dollars, except share and per share amounts)

	Common Shares
	Number of Shares	Share Capital	Additional Paid-In Capital	Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Balance December 31, 2021	144,987,736	$1,286,636	$65,485	$(1,134,347)	$(48,335)	$169,439
Stock-based compensation expense	—	—	1,736	—	—	1,736
Certain fair value adjustments to liability stock option awards	—	—	21	—	—	21
Issuance of common shares pursuant to the Open Market Sale Agreement	69,048	268	—	—	—	268
Issuance of common shares pursuant to exercise of options	5,000	18	(10)	—	—	8
Issuance of common shares pursuant to ESPP	86,501	317	(81)	—	—	236
Issuance of common shares pursuant to Share Purchase Agreement	3,579,952	10,973	—	—	—	10,973
Unrealized loss on available-for-sale securities	—	—	—	—	(1,071)	(1,071)
Net loss	—	—	—	(15,765)	—	(15,765)
Balance March 31, 2022	148,728,237	$1,298,212	$67,151	$(1,150,112)	$(49,406)	$165,845
Stock-based compensation expense	—	—	2,064	—	—	2,064
Certain fair value adjustments to liability stock option awards	—	—	3	—	—	3
Issuance of common shares pursuant to exercise of options	66,025	197	(84)	—	—	113
Unrealized loss on available-for-sale securities	—	—	—	—	(691)	(691)
Net loss	—	—	—	(14,192)	—	(14,192)
Balance June 30, 2022	148,794,262	$1,298,409	$69,134	$(1,164,304)	$(50,097)	$153,142
Stock-based compensation expense	—	—	1,715	—	—	1,715
Certain fair value adjustments to liability stock option awards	—	—	2	—	—	2
Issuance of common shares pursuant to the Open Market Sale Agreement	3,832,717	8,973	—	—	—	8,973
Issuance of common shares pursuant to ESPP	84,723	272	(113)	—	—	159
Unrealized loss on available-for-sale securities	—	—	—	—	(907)	(907)
Net loss	—	—	—	(17,567)	—	(17,567)
Balance September 30, 2022	152,711,702	$1,307,654	$70,738	$(1,181,871)	$(51,004)	$145,517

See accompanying notes to the condensed consolidated financial statements.

ARBUTUS BIOPHARMA CORPORATION
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands of U.S. Dollars)

	Nine Months Ended September 30,
	2023	2022
OPERATING ACTIVITIES
Net loss	$(53,537)	$(47,524)
Non-cash items:
Depreciation	1,045	1,120
Gain on sale of property and equipment	(20)	(20)
Stock-based compensation expense	7,578	5,515
Change in fair value of contingent consideration	(158)	624
Non-cash royalty revenue	(2,667)	(5,393)
Non-cash interest expense	412	1,413
Net accretion and amortization of investments in marketable securities	(1,577)	170
Net change in operating items:
Accounts receivable	(819)	(936)
Prepaid expenses and other assets	(2,040)	27
Accounts payable and accrued liabilities	(6,223)	1,456
Change in deferred license revenue	(10,349)	25,463
Other liabilities	(289)	(281)
Net cash used in operating activities	(68,644)	(18,366)
INVESTING ACTIVITIES
Purchase of investments in marketable securities	(56,490)	(117,266)
Disposition of investments in marketable securities	86,026	30,000
Proceeds from sale of property and equipment	20	20
Acquisition of property and equipment	(1,008)	(378)
Net cash provided by (used in) investing activities	28,548	(87,624)
FINANCING ACTIVITIES
Issuance of common shares pursuant to Share Purchase Agreement	—	10,973
Issuance of common shares pursuant to the Open Market Sale Agreement	26,000	9,241
Issuance of common shares pursuant to exercise of stock options	259	121
Issuance of common shares pursuant to exercise of ESPP	581	395
Net cash provided by financing activities	26,840	20,730
Effect of foreign exchange rate changes on cash and cash equivalents	11	(18)
Decrease in cash and cash equivalents	(13,245)	(85,278)
Cash and cash equivalents, beginning of period	30,776	109,282
Cash and cash equivalents, end of period	$17,531	$24,004

See accompanying notes to the condensed consolidated financial statements.

ARBUTUS BIOPHARMA CORPORATION

Notes to Condensed Consolidated Financial Statements
(Tabular amounts in thousands of U.S. Dollars, except share and per share amounts)

1.    Nature of business and future operations

Description of the Business

Arbutus Biopharma Corporation (“Arbutus” or the “Company”) is a clinical-stage biopharmaceutical company leveraging its extensive virology expertise to develop a functional cure for patients with chronic hepatitis B virus (“cHBV”). The Company believes the key to success in developing a functional cure involves suppressing HBV DNA, reducing surface antigen and boosting HBV-specific immune response. The Company’s pipeline of internally developed, proprietary compounds includes an RNAi therapeutic, imdusiran (AB-729), and an oral PD-L1 inhibitor, AB-101. Imdusiran has generated meaningful clinical data demonstrating an impact on both surface antigen reduction and reawakening of the HBV-specific immune response. Imdusiran is currently in two Phase 2a combination clinical trials. AB-101 is currently being evaluated in a Phase 1a/1b clinical trial. Additionally, the Company has identified compounds in its internal PD-L1 portfolio that could be used in oncology indications.

Liquidity

At September 30, 2023, the Company had an aggregate of $144.7 million in cash, cash equivalents and investments in marketable securities. The Company had no outstanding debt as of September 30, 2023. The Company believes it has sufficient cash resources to fund its operations for at least the next 12 months.

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

2.    Significant accounting policies

Basis of presentation and principles of consolidation

These unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial statements and accordingly, do not include all disclosures required for annual financial statements. These statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the year ended December 31, 2022 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022. These unaudited condensed consolidated financial statements include the accounts of Arbutus Biopharma Corporation and its one wholly-owned subsidiary, Arbutus Biopharma, Inc., and reflect, in the opinion of management, all adjustments and reclassifications necessary to fairly present the Company’s financial position as of September 30, 2023 and December 31, 2022, the Company’s results of operations for the three and nine months ended September 30, 2023 and 2022, and the Company’s cash flows for the nine months ended September 30, 2023 and 2022. Such adjustments are of a normal recurring nature. The results of operations for the three and nine months ended September 30, 2023 are not necessarily indicative of the results for the full year. These unaudited condensed consolidated financial statements follow the same significant accounting policies as those described in the notes to the audited consolidated financial statements of the Company for the year ended December 31, 2022, except as described below under Recent Accounting Pronouncements.

All intercompany balances and transactions have been eliminated. Certain prior year amounts have been reclassified to conform to the current year presentation.

Net loss per share

Net loss per share is calculated based on the weighted average number of common shares outstanding. Diluted net loss per share does not differ from basic net loss per share for the three and nine months ended September 30, 2023 and 2022, since the effect of including potential common shares would be anti-dilutive. For the nine months ended September 30, 2023, potential common shares of 21.0 million pertaining to outstanding stock options and unvested restricted stock units were excluded from the calculation of net loss per share. A total of approximately 15.9 million outstanding stock options were excluded from the calculation for the nine months ended September 30, 2022.

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

To determine the fair value of the contingent consideration (Note 8), the Company uses a probability weighted assessment of the likelihood the milestones would be met and the estimated timing of such payments, and then the potential contingent payments are discounted to their present value using a probability adjusted discount rate that reflects the early stage nature of the development program, the time to complete the program development, and overall biotech indices. The Company determined the fair value of the contingent consideration was $7.4 million as of September 30, 2023 and the decrease of $0.2 million from December 31, 2022 has been recorded as a component of total operating expenses in the statements of operations and comprehensive loss for the nine months ended September 30, 2023. The assumptions used in the discounted cash flow model are level 3 inputs as defined above. The Company assessed the sensitivity of the fair value measurement to changes in these unobservable inputs, and determined that changes within a reasonable range would not result in a materially different assessment of fair value.

The following tables present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis, and indicates the fair value hierarchy of the valuation techniques used to determine such fair value:

	Level 1	Level 2	Level 3	Total
As of September 30, 2023	(in thousands)
Assets
Cash and cash equivalents	$17,531	$—	$—	$17,531
Investments in marketable securities, current	—	116,649	—	116,649
Investments in marketable securities, non-current	—	10,496	—	10,496
Total	$17,531	$127,145	$—	$144,676
Liabilities
Contingent consideration	—	—	7,373	7,373
Total	$—	$—	$7,373	$7,373

	Level 1	Level 2	Level 3	Total
As of December 31, 2022	(in thousands)
Assets
Cash and cash equivalents	$30,776	$—	$—	$30,776
Investments in marketable securities, current	—	116,137	—	116,137
Investments in marketable securities, non-current	—	37,363	—	37,363
Total	$30,776	$153,500	$—	$184,276
Liabilities
Contingent consideration	—	—	7,531	7,531
Total	$—	$—	$7,531	$7,531

The following table presents the changes in fair value of the Company’s contingent consideration:

	Liability at beginning of the period	Change in fair value of liability	Liability at end of the period
	(in thousands)
Nine Months Ended September 30, 2023	$7,531	$(158)	$7,373
Nine Months Ended September 30, 2022	$5,298	$624	$5,922

See Note 4 for additional information regarding the fair value of the Company’s investments in marketable securities.

4.    Investments in marketable securities

Investments in marketable securities consisted of the following:

	Amortized Cost	Gross Unrealized Gain(1)	Gross Unrealized Loss(1)	Fair Value
As of September 30, 2023	(in thousands)
Cash equivalents
Money market	$10,805	$—	$—	$10,805
Total	$10,805	$—	$—	$10,805
Investments in marketable short-term securities
US government agency bonds	$31,706	$—	$(158)	$31,548
US corporate bonds	57,692	—	(341)	57,351
US treasury bills	10,940	—	(2)	10,938
Yankee bonds	2,000	—	(32)	1,968
US government bonds	14,985	—	(141)	14,844
Total	$117,323	$—	$(674)	$116,649
Investments in marketable long-term securities
US corporate bonds	10,522	—	(29)	10,496
Total	$10,522	$3	$(29)	$10,496

(1) Gross unrealized gain (loss) is pre-tax and is reported in accumulated other comprehensive loss.

	Amortized Cost	Gross Unrealized Gain(1)	Gross Unrealized Loss(1)	Fair Value
As of December 31, 2022	(in thousands)
Cash equivalents
Money market	$23,218	$—	$—	$23,218
Total	$23,218	$—	$—	$23,218
Investments in marketable short-term securities
US government agency bonds	$26,686	$—	$(424)	$26,262
US corporate bonds	27,144	—	(303)	26,841
US treasury bills	8,483	—	(16)	8,467
US government bonds	$55,361	$—	$(794)	$54,567
Total	$117,674	$—	$(1,537)	$116,137
Investments in marketable long-term securities
US government agency bonds	$3,724	$—	$(130)	$3,594
US treasury bills	25,433	—	(336)	25,097
US government bonds	8,972	—	(300)	8,672
Total	$38,129	$—	$(766)	$37,363

(1) Gross unrealized gain (loss) is pre-tax and is reported in accumulated other comprehensive loss.

The contractual term to maturity of the $116.6 million of short-term marketable securities held by the Company as of September 30, 2023 is less than one year. As of September 30, 2023, the Company held $10.5 million of long-term marketable securities with contractual maturities of more than one year, but less than five years. As of December 31, 2022, the Company’s $116.1 million of short-term marketable securities had contractual maturities of less than one year, while the Company’s $37.4 million of long-term marketable securities had maturities of more than one year, but less than five years.

At September 30, 2023 and December 31, 2022, the Company had 40 and 53, respectively, available-for-sale investment debt securities in an unrealized loss position without an allowance for credit losses. Unrealized losses on the Company’s investments in debt securities have not been recognized into income as the issuers’ bonds are of high credit quality and the decline in fair value is largely due to market conditions and/or changes in interest rates. The Company does not intend to sell and it is more likely than not that the Company will not be required to sell the securities prior to the anticipated recovery of their amortized cost basis. The issuers continue to make timely interest payments on the bonds. The fair value is expected to recover as the bonds approach maturity.

Accrued interest receivable on investments in marketable securities of $0.6 million at both September 30, 2023 and December 31, 2022 is included in prepaid expenses and other current assets.

The Company had realized gains of less than $0.1 million for both the three and nine months ended September 30, 2023 and 2022.

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

The Company accounts for its interest in Genevant as equity securities without readily determinable fair values. Accordingly, an estimate of the fair value of the securities is based on the original cost less previously recognized equity method losses, less impairments, plus or minus changes resulting from observable price changes in orderly transactions for identical or a similar Genevant securities. As of September 30, 2023, the carrying value of the Company’s investment in Genevant was zero and the Company owned approximately 16% of the common equity of Genevant.

6.    Accounts payable and accrued liabilities

Accounts payable and accrued liabilities are comprised of the following:

	September 30, 2023	December 31, 2022
	(in thousands)
Trade accounts payable	$2,260	$3,520
Research and development accruals	4,210	8,261
Professional fee accruals	691	512
Payroll accruals	2,645	3,730
Other accrued liabilities	—	6
Total accounts payable and accrued liabilities	$9,806	$16,029

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

The $30 million in royalties to be paid to OMERS is accounted for as a liability, with the difference between the liability and the gross proceeds received accounted for as a discount. The discount, as well as $1.5 million of transaction costs, will be amortized as interest expense based on the projected balance of the liability as of the beginning of each period. As of September 30, 2023, the Company estimated an effective annual interest rate of approximately 2.3%. Over the course of the Agreement, the actual interest rate will be affected by the amount and timing of royalty revenue recognized and changes in the timing of forecasted royalty revenue. On a quarterly basis, the Company will reassess the expected timing of the royalty revenue, recalculate the amortization and effective interest rate and adjust the accounting prospectively as needed.

The Company recognizes non-cash royalty revenue related to the sales of ONPATTRO during the term of the Agreement. As royalties are remitted to OMERS from Alnylam, the balance of the recognized liability is effectively repaid over the life of the Agreement. From the inception of the royalty sale through September 30, 2023, the Company has recorded an aggregate of $21.5 million of non-cash royalty revenue for royalties earned by OMERS. There are a number of factors that could materially affect the amount and timing of royalty payments from Alnylam, none of which are within the Company’s control.

During the nine months ended September 30, 2023, the Company recognized non-cash royalty revenue of $2.7 million and related non-cash interest expense of $0.4 million. During the nine months ended September 30, 2022, the Company recognized non-cash royalty revenue of $5.4 million and related non-cash interest expense of $1.4 million.
The table below shows the activity related to the net liability for the nine months ended September 30, 2023 and 2022:

	Nine Months Ended September 30,
	2023	2022
	(in thousands)
Net liability related to sale of future royalties - beginning balance	$10,365	$16,296
Non-cash royalty revenue	(2,667)	(5,393)
Non-cash interest expense	412	1,413
Net liability related to sale of future royalties - ending balance	$8,110	$12,316

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

The fair value of the contingent consideration was $7.4 million as of September 30, 2023.

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

The License Agreement falls under the scope of ASC 808 as both parties are active participants in the arrangement and are exposed to significant risks and rewards. While this arrangement is in the scope of ASC 808, the Company analogizes to ASC 606 for some aspects of this arrangement, including for the delivery of a good or service (i.e., a unit of account). In accordance with the guidance, the Company identified the following commitments under the arrangement: (i) rights to develop, use, sell, have sold, offer for sale and import any product comprised of Licensed Product (as defined in the License Agreement) (the “Qilu License”) and (ii) drug supply obligations and manufacturing technology transfer (the “Manufacturing Obligations”). The Company determined that these two commitments are not distinct performance obligations for purposes of recognizing revenue as the manufacturing process is highly specialized and Qilu would not be able to benefit from the Qilu License without the Company’s involvement in the manufacturing activities until the transfer of the manufacturing know-how is complete. As such, the Company will combine these commitments into one performance obligation to which the transaction price will be allocated to and will recognize this transaction price associated with the bundled performance obligation over time using an inputs method based on labor hours expended by the Company on its Manufacturing Obligations.

The Company determined the initial transaction price of the combined performance obligation to be $49.3 million, which includes the $40.0 million upfront fee, $4.4 million of withholding taxes paid by Qilu on behalf of the Company, the premium paid for the Share Transaction of $4.1 million, and $0.8 million associated with certain manufacturing costs expected to be reimbursed by Qilu. The Company determined the Milestone Payments to be variable consideration subject to constraint at inception. At the end of each subsequent reporting period, the Company will reevaluate the probability of achievement of the future development, regulatory, and sales milestones subject to constraint and, if necessary, will adjust its estimate of the overall transaction price. Any such adjustments will be recorded on a cumulative catch-up basis, which would affect revenues and earnings in the period of adjustment. The following table outlines the transaction price and the changes to the related asset and liability balances during the nine months ended September 30, 2023:

	Nine Months Ended September 30, 2023
	Transaction Price	Cumulative Collaboration Revenue Recognized	Deferred License Revenue
	(in thousands)
Combined performance obligation	$49,270	$36,364	$12,906
Less contract asset			(800)
Total deferred license revenue			12,106
Less current portion of deferred license revenue			12,106
Non-current deferred license revenue			$—

The Company recognized $3.2 million and $10.3 million of revenue based on labor hours expended by the Company on its Manufacturing Obligations during the three and nine months ended September 30, 2023, respectively, and $2.4 million and $23.0 million during the three and nine months ended September 30, 2022, respectively.

As of September 30, 2023, the balance of the deferred license revenue was $12.9 million, which, in accordance with ASC 210-20, was partially offset by the contract asset associated with the manufacturing cost reimbursement of $0.8 million, resulting in a net deferred license revenue liability of $12.1 million. The $4.4 million of withholding taxes paid by Qilu on behalf of the Company was recorded as income tax expense during the twelve months ended December 31, 2022.

The Company incurred $0.6 million of incremental costs in obtaining the Qilu License, which the Company capitalized in other current assets and other assets and amortizes as a component of general and administrative expense commensurate with the recognition of the combined performance obligation. The Company recognized amortization expense of less than $0.1 million and $0.1 million for the three and nine months ended September 30, 2023, respectively, and less than $0.1 million and $0.3 million for the three and nine months ended September 30, 2022, respectively.

The Company reevaluates the transaction price and the total estimated labor hours expected to be incurred to satisfy the performance obligations and adjusts the deferred revenue at the end of each reporting period. Such changes will result in a change to the amount of collaboration revenue recognized and deferred revenue.

Barinthus Biotherapeutics plc

In July 2021, the Company entered into a clinical collaboration agreement with Barinthus Biotherapeutics plc (“Barinthus”),

formerly Vaccitech plc, to evaluate imdusiran followed by Barinthus’ VTP-300, an HBV antigen specific immunotherapy, and ongoing nucleos(t)ide analogue therapy in patients with cHBV. Recently, the clinical trial was amended and is now dosing patients in an additional treatment arm that includes an approved PD-1 monoclonal antibody inhibitor, nivolumab (Opdivo®).

The Company is responsible for managing this Phase 2a proof-of-concept clinical trial, subject to oversight by a joint development committee comprised of representatives from the Company and Barinthus. The Company and Barinthus retain full rights to their respective product candidates and will split all costs associated with the clinical trial. The Company incurred $0.7 million and $1.6 million of expenses, net of reimbursements from Barinthus, related to the collaboration during the three and nine months ended September 30, 2023, respectively, and reflected those costs in research and development in the statements of operations and comprehensive loss. The Company incurred $0.3 million and $0.7 million of such costs for the same respective periods in 2022.

Assembly Biosciences, Inc.

In August 2020, the Company entered into a clinical collaboration agreement with Assembly Biosciences, Inc. (“Assembly”) to evaluate imdusiran in combination with Assembly’s first-generation HBV core inhibitor (capsid inhibitor) candidate vebicorvir (“VBR”) and standard-of-care NA therapy for the treatment of patients with HBV infection. After completing enrollment in the Phase 2a proof-of-concept clinical trial, in July 2022, Assembly announced its plan to discontinue development of VBR. In consultation with Assembly, the Company continued dosing patients in this clinical trial until completion of the final, on-treatment visit at week 48, at which point both parties mutually agreed to discontinue the clinical trial. The Company and Assembly shared in the costs of the collaboration. The Company incurred $0.1 million and $1.4 million of expenses related to the collaboration during the three and nine months ended September 30, 2023, respectively, and $0.6 million and $2.1 million during the three and nine months ended September 30, 2022, respectively. Those costs are reflected in research and development in the statements of operations and comprehensive loss. Except to the extent necessary to carry out Assembly’s responsibilities with respect to the collaboration trial, the Company has not provided any license grant to Assembly for use of its imdusiran compound.

X-Chem, Inc. and Proteros biostructures GmbH

In March 2021, the Company entered into a discovery research and license agreement, as amended, with X-Chem, Inc. (“X-Chem”) and Proteros biostructures GmbH (“Proteros”) to focus on the discovery of novel inhibitors targeting the SARS-CoV-2 nsp5 main protease (“Mpro”). The agreement was designed to accelerate the development of pan-coronavirus agents to treat COVID-19 and potential future coronavirus outbreaks. This collaboration brought together the Company’s expertise in the discovery and development of antiviral agents with X-Chem’s industry leading DNA-encoded library (DEL) technology and Proteros’ protein sciences, biophysics and structural biology capabilities and provides important synergies to potentially identify safe and effective therapies against coronaviruses including SARS-CoV-2. The collaboration allowed for the rapid screening of one of the largest small molecule libraries against Mpro (an essential protein required for the virus to replicate itself) and the use of state-of-the-art structure guided methods to rapidly optimize Mpro inhibitors to progress to clinical candidates. Through this collaboration, the Company identified and obtained a worldwide exclusive license to several molecules that inhibit Mpro, a validated target for the treatment of COVID-19 and potential future coronavirus outbreaks. In the fourth quarter of 2022, the Company nominated AB-343 as its lead candidate that inhibits Mpro.

The agreement, as amended, provided for payments by the Company to X-Chem and Proteros upon satisfaction of certain development, regulatory and commercial milestones, as well as royalties on sales. The Company incurred less than $0.1 million and $1.0 million of expenses related to the collaboration during the three and nine months ended September 30, 2023, respectively, and $0.6 million and $0.9 million during the three and nine months ended September 30, 2022, respectively. Those costs are reflected in research and development in the statements of operations and comprehensive loss.

During the third quarter of 2023, the Company discontinued its efforts to identify and develop a coronavirus combination therapy due to an unfavorable pharmacokinetic (PK) profile noted in the IND-enabling studies for AB-343. The Company also terminated this discovery research and license agreement with X-Chem and Proteros.

Royalty Entitlements

Alnylam Pharmaceuticals, Inc. and Acuitas Therapeutics, Inc.

The Company has two royalty entitlements to Alnylam’s global net sales of ONPATTRO.

In 2012, the Company entered into the LNP License Agreement with Alnylam that entitles Alnylam to develop and commercialize products with the Company’s LNP technology. Alnylam launched ONPATTRO, the first approved application of the Company’s LNP technology, in 2018. Under the terms of this license agreement, the Company is entitled to tiered royalty payments on global net sales of ONPATTRO ranging from 1.00% - 2.33% after offsets, with the highest tier applicable to annual net sales above $500 million. This royalty interest was sold to OMERS, effective as of January 1, 2019, for $20 million in gross proceeds before advisory fees. OMERS will retain this entitlement until it has received $30 million in royalties, at which point 100% of this royalty entitlement on future global net sales of ONPATTRO will revert back to the Company. OMERS has assumed the risk of collecting up to $30 million of future royalty payments from Alnylam and the Company is not obligated to reimburse OMERS if they fail to collect any such future royalties. If this royalty entitlement reverts to the Company, it has the potential to provide an active royalty stream or to be otherwise monetized again in full or in part. From the inception of the royalty sale through September 30, 2023, an aggregate of $21.5 million of royalties have been earned by OMERS.

The Company also is receiving a second royalty interest of 0.75% to 1.125% on global net sales of ONPATTRO, with 0.75% applying to sales greater than $500 million, originating from a settlement agreement and subsequent license agreement with Acuitas.  This royalty entitlement from Acuitas has been retained by the Company and was not part of the royalty entitlement sale to OMERS.

Revenues are summarized in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in thousands)		(in thousands)
Revenue from collaborations and licenses
Acuitas Therapeutics, Inc.	$714	$1,256	$2,980	$4,339
Qilu Pharmaceutical Co., Ltd.	3,221	2,352	10,349	23,007
Other milestone and royalty payments	—	—	—	35
Non-cash royalty revenue
Alnylam Pharmaceuticals, Inc.	723	2,344	2,667	5,393
Total revenue	$4,658	$5,952	$15,996	$32,774

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

On December 23, 2019, the Company filed a shelf registration statement on Form S-3 with the Securities and Exchange Commission (the “SEC”) (File No. 333-235674) and accompanying base prospectus, which was declared effective by the SEC on January 10, 2020 (the “January 2020 Registration Statement”), for the offer and sale of up to $150.0 million of the Company’s securities. The January 2020 Registration Statement also contained a prospectus supplement for an offering of up to $50.0 million of the Company’s common shares pursuant to the Sale Agreement. This prospectus supplement was fully utilized during 2020. On August 7, 2020, the Company filed a prospectus supplement with the SEC (the “August 2020 Prospectus Supplement”) for an offering of up to an additional $75.0 million of its common shares pursuant to the Sale Agreement under the January 2020 Registration Statement. The August 2020 Prospectus Supplement was fully utilized during 2020. The January 2020 Registration Statement expired in January 2023.

On August 28, 2020, the Company filed a shelf registration statement on Form S-3 with the SEC (File No. 333-248467) and accompanying base prospectus, which was declared effective by the SEC on October 22, 2020 (the “October 2020 Registration Statement”), for the offer and sale of up to $200.0 million of the Company’s securities. On March 4, 2021, the Company filed a prospectus supplement with the SEC (the “March 2021 Prospectus Supplement”) for an offering of up to an additional $75.0 million of its common shares pursuant to the Sale Agreement under the October 2020 Registration Statement. The March 2021 Prospectus Supplement was fully utilized during 2021. On October 8, 2021, the Company filed a prospectus supplement with the SEC (the “October 2021 Prospectus Supplement”) for an offering of up to an additional $75.0 million of its common shares pursuant to the Sale Agreement under the October 2020 Registration Statement. The October 2020 Registration Statement expired in October 2023 with $29.3 million that was not utilized under the October 2021 Prospectus Supplement.

On November 4, 2021, the Company filed a shelf registration statement on Form S-3 with the SEC (File No. 333-260782) and accompanying base prospectus, which was declared effective by the SEC on November 18, 2021 (the “November 2021 Registration Statement”), for the offer and sale of up to $250.0 million of the Company’s securities.

On March 3, 2022, the Company filed a prospectus supplement with the SEC (the “March 2022 Prospectus Supplement”) for an offering of up to an additional $100.0 million of its common shares pursuant to the Sale Agreement under: (i) the January 2020 Registration Statement; (ii) the October 2020 Registration Statement; and (iii) the November 2021 Registration Statement, of which only the November 2021 Registration Statement remains active.

During the three and nine months ended September 30, 2023, the Company issued 633,922 and 9,848,090 common shares pursuant to the Sale Agreement, respectively, resulting in net proceeds of approximately $1.4 million and $26.0 million, respectively. During the three and nine months ended September 30, 2022, the Company issued 3,832,717 common shares pursuant to the Sale Agreement, resulting in net proceeds of $9.0 million. As of September 30, 2023, there was approximately $104.3 million of common shares remaining available in aggregate under the October 2021 Prospectus Supplement and March 2022 Prospectus Supplement. In October 2023, the October 2020 Registration Statement expired with $29.3 million that was not utilized under the October 2021 Prospectus Supplement, leaving $75.0 million remaining available under the March 2022 Prospectus Supplement pursuant to the November 2021 Registration Statement.

Stock-based compensation

The table below summarizes information about the Company’s stock-based compensation for the three and nine months ended September 30, 2023 and 2022 and the expense recognized in the condensed consolidated statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in thousands, except share and per share data)
Stock options
Options granted during period	784,240	62,700	5,082,640	4,797,000
Weighted average exercise price	$2.25	$2.37	$2.78	$2.77
Restricted stock units (“RSUs”)
Restricted stock units granted during period	—	—	1,344,550	—
Grant date fair value	$—	$—	$2.90	$—
Stock compensation expense
Research and development	$1,002	$736	$2,854	$2,191
General and administrative	1,481	978	4,724	3,324
Total stock compensation expense	$2,483	$1,714	$7,578	$5,515

The RSUs vest over three years in equal annual installments beginning one year from the grant date.

11.    Subsequent events

On November 6, 2023, the Company reduced its workforce by 24% primarily affecting its research function. As a result, the Company will incur a one-time restructuring charge of approximately $1.1 million that will be recorded in the fourth quarter of 2023. The Company has maintained a group of research scientists as it remains committed to continuing discovery research in HBV.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following discussion and analysis by our management of our financial position and results of operations in conjunction with our audited consolidated financial statements and related notes thereto included as part of our Annual Report on Form 10-K for the year ended December 31, 2022 and our unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2023. Our consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles and are presented in U.S. dollars.

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
•our expectation of a net cash burn between $90 million and $95 million in 2023, excluding any proceeds from our Open Market Sale Agreement; and
•our belief that we have sufficient cash resources to fund our operations into the first quarter of 2026,

as well as other statements relating to our future operations, financial performance or financial condition, prospects or other future events. Forward-looking statements appear primarily in the sections of this Form 10-Q entitled “Part I, Item 1-Financial

Statements (Unaudited),” and “Part I, Item 2-Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

OVERVIEW

Arbutus Biopharma Corporation (“Arbutus”, the “Company”, “we”, “us”, and “our”) is a clinical-stage biopharmaceutical company leveraging its extensive virology expertise to develop a functional cure for patients with chronic hepatitis B virus (“cHBV”). We believe the key to success in developing a functional cure involves suppressing HBV DNA, reducing surface antigen and boosting HBV-specific immune responses. Our pipeline of internally developed, proprietary compounds includes an RNAi therapeutic, imdusiran (AB-729), and an oral PD-L1 inhibitor, AB-101. Imdusiran has generated meaningful clinical data demonstrating an impact on both surface antigen reduction and reawakening of the HBV-specific immune response. Imdusiran is currently in two Phase 2a combination clinical trials. AB-101 is currently being evaluated in a Phase 1a/1b clinical trial. Additionally, we have identified compounds in our internal PD-L1 portfolio that could be used in oncology indications.

Strategy

The core elements of our strategy include:

•Developing a broad portfolio of compounds that target cHBV. Our HBV product pipeline includes a subcutaneously-delivered RNAi therapeutic and an oral PD-L1 inhibitor. We believe that a combination of compounds that can suppress HBV DNA replication and hepatitis B surface antigen (“HBsAg”) expression as well as boost patients’ HBV-specific immune response could address the most important elements to achieving a functional cure. We define a functional cure as unquantifiable plasma HBV DNA and HBsAg levels more than six months after discontinuation of all treatment, with or without quantifiable anti-HBsAg antibodies.

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

AB-101 is our oral PD-L1 inhibitor that has the potential to reawaken patients’ HBV-specific immune response by inhibiting PD-L1. Preclinical data in an HBV mouse model was presented at the 2022 AASLD Liver Meeting showing that combination treatment with AB-101 and an HBV-targeting GalNAc-siRNA agent resulted in activation and increased frequency of HBV-specific T-cells and greater anti-HBsAg antibody production. In July 2023, the New Zealand Medicine Safety Authority (“Medsafe”) approved our CTA application for a Phase 1 clinical trial in New Zealand for AB-101. We recently dosed the first subject in our Phase 1a/1b clinical trial for AB-101. Additionally, we have identified compounds in our internal PD-L1 portfolio that could be used in oncology indications.

• Combining therapeutic product candidates with complementary mechanisms of action to find a functional cure for people with cHBV. We believe that our proprietary product candidates, imdusiran and AB-101, may provide our first proprietary combination therapy for patients with cHBV. In-line with our strategy to position imdusiran as a potential cornerstone therapeutic in future HBV combination regimens with compounds from our proprietary HBV portfolio or with other agents with potentially complementary mechanisms of action, we are currently evaluating imdusiran in combination with other agents as follows:
•Imdusiran in combination with ongoing standard-of-care NA therapy and short courses of Peg-IFNα-2a in patients with cHBV in a Phase 2a proof-of-concept clinical trial (“AB-729-201”). Preliminary data from this clinical trial suggests that the addition of Peg-IFNα-2a to imdusiran treatment was generally well tolerated and appears to result in continued HBsAg declines in some patients.
•    Imdusiran in combination with Barinthus Biotherapeutics plc’s (“Barinthus Bio”), formerly Vaccitech plc, VTP-300, an HBV antigen specific immunotherapy, and NA therapy for the treatment of patients with cHBV in a Phase 2a proof-of-concept clinical trial (“AB-729-202”). We are dosing patients in an additional treatment arm of this clinical trial that includes an approved PD-1 monoclonal antibody inhibitor, nivolumab (Opdivo®).

Our Product Candidates

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

At the EASL Congress in June 2023, we presented preliminary data from this clinical trial that suggests that the addition of Peg-IFNα-2a to imdusiran treatment was generally well tolerated and appears to result in continued HBsAg declines in some patients. The mean HBsAg decline from baseline during the lead-in phase was -1.6 log10 at week 24 of treatment which is comparable to what was previously seen in other clinical trials with imdusiran. Four patients reached HBsAg below the lower limit of quantitation (LLOQ) during Peg-IFNα-2a treatment. We are continuing to follow these patients and expect to provide updates from this clinical trial in 2024.

Collaboration with Barinthus (AB-729-202)

Through a clinical collaboration agreement with Barinthus, formerly Vaccitech, that we entered into in July 2021, we have completed enrollment in AB-729-202, a Phase 2a proof-of-concept clinical trial evaluating the safety, antiviral activity and immunogenicity of Barinthus’ VTP-300, an HBV antigen specific immunotherapy, administered after imdusiran in NA-suppressed patients with cHBV. The trial is designed to enroll 40 NA-suppressed, HBeAg negative or positive, non-cirrhotic cHBV patients. All patients will receive imdusiran (60mg every 8 weeks) plus NA therapy for 24 weeks. At week 24, treatment with imdusiran will stop. Patients will continue only their NA therapy and will be randomized to receive VTP-300 or placebo at week 26, week 30 and at week 38 (if protocol-defined eligibility is met). At week 48, all patients will be evaluated for eligibility to discontinue NA therapy and will be followed for an additional 24-48 weeks. Preliminary data from patients who received the combination of imdusiran, NA therapy and VTP-300 will be presented as a late-breaking poster presentation at AASLD in the fourth quarter of 2023.

We amended the AB-729-202 protocol to include an additional arm with an approved PD-1 inhibitor, nivolumab (Opdivo®). In this additional arm, twenty patients will receive imdusiran (60mg every 8 weeks) plus NA therapy for 24 weeks, followed by administration of VTP-300 plus a low dose of nivolumab in conjunction with the booster dose(s) only while remaining on their NA therapy. At week 48, all patients will be evaluated for eligibility to discontinue NA therapy, and will be followed for an additional 24-48 weeks. In June 2023, we announced that the first patient received their first dose of imdusiran in this additional arm. Preliminary data from this additional treatment arm are expected in 2024.

This clinical trial is being managed by us, subject to oversight by a joint development committee comprised of representatives from both companies. We and Barinthus retain full rights to our respective product candidates and will split all costs associated with the clinical trial. Pursuant to the agreement, the parties intend to undertake a larger Phase 2b clinical trial depending on the results of the initial Phase 2a clinical trial.

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

In April 2023, we received verbal communication from the FDA that the AB-101 IND application had been placed on clinical hold. For purposes of clarity, the Phase 1 clinical trial had not been initiated and we had not dosed any patients with AB-101. In May 2023, we received the clinical hold letter from the FDA, which raised questions about certain preclinical data and aspects of the clinical trial design. We thus decided to pursue other regulatory pathways outside of the US while evaluating our path forward with the FDA. Based on the communications from the FDA, we no longer intend to report initial data from the single-ascending dose portion of a Phase 1 clinical trial in the second half of 2023. In July 2023, Medsafe approved our CTA application for a Phase 1 clinical trial in New Zealand for AB-101, and we believe the protocol approved by Medsafe adequately addresses the clinical trial design and safety monitoring issues raised by the FDA. We included the clinical hold letter from the FDA as part of our CTA application with New Zealand. We have dosed our first group of healthy subjects in our Phase 1a/1b clinical trial for AB-101 (AB-101-001). The AB-101-001 clinical trial is designed to investigate the safety, tolerability, pharmacokinetics (PK), and pharmacodynamics (PD) of single and multiple oral doses of AB-101 for up to 28 days in healthy subjects and patients with cHBV. The trial will be conducted in three parts starting with single ascending doses in healthy subjects, followed by multiple ascending doses in healthy subjects and culminating with multiple doses in patients with cHBV. Safety and PK/PD assessments will be performed prior to dose escalation in all parts of the clinical trial. Initial data from part one of the clinical trial are expected in the first half of 2024.

Additionally, we have identified compounds in our internal PD-L1 portfolio that could also be used in oncology indication. Preclinical data was selected for publication at the American Society of Clinical Oncology (ASCO) Annual Meeting in June 2022 showing that our oral small-molecule PD-L1 inhibitors in development, which possess a novel mechanism of action, have the ability to mediate T-cell activation in primary human immune cells. The anti-tumor efficacy seen in vivo was comparable to anti-PD-L1 antibodies. The data is published in the Journal of Clinical Oncology.

Oral HBV RNA Destabilizer (AB-161)

HBV RNA destabilizers are small molecule orally available agents that cause the destabilization and ultimate degradation of HBV RNAs. AB-161, our oral small molecule RNA destabilizer, was specifically designed to target the liver. We had conducted extensive non-clinical safety evaluations with AB-161 that provided confidence in this molecule’s ability to circumvent the peripheral neuropathy findings seen in non-clinical safety studies with our first-generation oral RNA destabilizer, AB-452. During the third quarter of 2023, we discontinued development of AB-161 due to a pre-clinical male reproductive toxicity finding. Our Phase 1 clinical trial with single doses of AB-161 in healthy subjects (AB-161-001) was terminated and there were no safety issues reported in the healthy subjects.

Coronavirus Program

Our efforts to identify and develop new antiviral small molecules to treat COVID-19 and future coronavirus outbreaks were focused on two essential targets critical for replication across all coronaviruses – nsp5 protease and nsp12 polymerase. We were exploring whether a combination therapy of our nsp5 protease Mpro candidate, AB-343, and an nsp12 viral polymerase inhibitor could potentially achieve better patient treatment outcomes. During the third quarter of 2023, we discontinued our efforts to identify and develop a coronavirus combination therapy due to an unfavorable pharmacokinetic (PK) profile noted in the IND-enabling studies for AB-343. We also terminated our discovery research and license agreement with X-Chem, Inc. and Proteros biostructures GmbH, which was focused on the discovery of novel inhibitors targeting the SARS-CoV-2 nsp5 main protease (“Mpro”).

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

In 2012, we entered into a license agreement with Alnylam that entitles Alnylam to develop and commercialize products with our lipid nanoparticle (“LNP”) delivery technology. Alnylam’s ONPATTRO, which represents the first approved application of our LNP technology, was approved by the FDA and the European Medicines Agency (“EMA”) during the third quarter of 2018 and was launched by Alnylam immediately upon approval in the United States. Under the terms of this license agreement, we are entitled to tiered royalty payments on global net sales of ONPATTRO ranging from 1.00% - 2.33% after offsets, with the highest tier applicable to annual net sales above $500 million. This royalty interest was sold to the Ontario Municipal

Employees Retirement System (“OMERS”), effective as of January 1, 2019, for $20 million in gross proceeds before advisory fees. OMERS will retain this entitlement until it has received $30 million in royalties, at which point 100% of this royalty entitlement on future global net sales of ONPATTRO will revert to us. OMERS has assumed the risk of collecting up to $30 million of future royalty payments from Alnylam and we are not obligated to reimburse OMERS if they fail to collect any such future royalties. If this royalty entitlement reverts to us, it has the potential to provide an active royalty stream or to be otherwise monetized again in full or in part. From the inception of the royalty sale through September 30, 2023, an aggregate of $21.5 million of royalties have been earned by OMERS.

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

As of September 30, 2023, we owned approximately 16% of the common equity of Genevant and the carrying value of our investment in Genevant was zero. Our entitlement to receive future royalties or sublicensing revenue from Genevant was not impacted by the recapitalization.

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

With respect to the ‘127 Patent, the PTAB held all claims as invalid on September 10, 2019, by reason of anticipatory prior art. However this decision was vacated and sent back (remanded) to the PTAB for a rehearing, pending the U.S. Supreme Court’s (“Supreme Court”) decision whether to grant certiorari in a different case, United States v. Athrex, Inc. (“US v. Athrex”), the holding of which could impact the findings in the ‘127 Patent matter. The Supreme Court granted certiorari in US v. Athrex on October 13, 2020 (i.e. agreed to review the decision appealed from a lower court). Until the Supreme Court rendered its opinion in US v. Athrex, the ‘127 Patent hearing remained in abeyance, with no decision reached as to the validity of its claims. The Supreme Court decided on the US v. Athrex case on June 21, 2021, following which the Federal Circuit reinstated the appeal sua sponte, requiring the parties to brief how the case should proceed in light of the Supreme Court’s opinion or for the Appellant to waive the challenge. We elected to waive the challenge and proceed with the appeal at the Federal Circuit. The opening brief was filed on October 25, 2021. Moderna’s responsive brief was filed on February 24, 2022 and our reply brief was filed on April 26, 2022. An oral hearing for this matter was held on November 4, 2022. On April 11, 2023, the Federal Circuit rendered its opinion, affirming the PTAB’s finding that all claims of the ‘127 Patent are invalid by reason of anticipation.

Moderna and Merck European Opposition

On April 5, 2018, Moderna and Merck, Sharp & Dohme Corporation (“Merck”) filed Notices of Opposition to Arbutus’ European patent EP 2279254 (“the ’254 Patent”) with the European Patent Office (“EPO”), requesting that the ‘254 Patent be revoked in its entirety for all contracting states. We filed a response to Moderna and Merck’s oppositions on September 3, 2018. A hearing was conducted before the Opposition Division of the EPO on October 10, 2019. At the conclusion of the hearing, the EPO upheld an auxiliary request adopting the amendment, as put forth by us, of certain claims of the ‘254 Patent. In February 2020 Moderna and Merck filed Notices of Appeal challenging the EPO’s grant of the auxiliary request. Merck filed its notice of appeal on February 24, 2020 and Moderna on February 27, 2020. Both Merck and Moderna perfected their appeals by filing Grounds of Appeal on April 30, 2020. We filed our responses to the appeals on September 18, 2020. On March 22, 2022, Moderna filed further written submissions to which we and Genevant responded in August 2022. On April 18, 2023, we and Genevant withdrew our auxiliary request, however, the original (main) request remains in the action. We and Moderna informed the Board of Appeals that we would not object to a remittance of the matter without a hearing to the Opposition Division of the EPO. The hearing in this matter before the Board of Appeals has subsequently been cancelled and has been resubmitted to the Opposition Division (i.e. lower board) of the EPO.

While we are the patent holder, the ‘127 Patent, the ‘254 Patent, the other patents in our LNP portfolio have been licensed to Genevant and are included in the rights licensed by us to Genevant under the Genevant License.

Patent Infringement Litigation vs. Moderna

On February 28, 2022, we and Genevant filed a lawsuit in the U.S. District Court for the District of Delaware against Moderna, Inc. and a Moderna affiliate (collectively, “Moderna”) seeking damages for infringement of U.S. Patent Nos. 8,058,069, 8,492,359, 8,822,668, 9,364,435, 9,504,651, and 11,141,378 in the manufacture and sale of MRNA-1273, Moderna’s vaccine for COVID-19. The patents relate to nucleic acid-lipid particles and lipid vesicles, as well as compositions and methods for their use. The lawsuit does not seek an injunction or otherwise seek to impede the sale, manufacture or distribution of MRNA-1273. However, we seek fair compensation for Moderna’s use of our patented technology that was developed with great effort and at great expense, without which Moderna’s COVID-19 vaccine would not have been successful. On May 6, 2022, Moderna filed a partial motion to dismiss the claims “relating to Moderna’s sale and provision of COVID-19 vaccine doses to the U.S. Government.” On November 2, 2022, the Court issued an Order denying Moderna’s motion. On November 30, 2022, Moderna filed its Answer to the Complaint and Counterclaims. We and Genevant filed our Answer to Moderna’s Counterclaims on December 21, 2022. On February 14, 2023, the U.S. Department of Justice filed a Statement of Interest in the action. On February 16, 2023, the Court held an Initial Pretrial Conference after which it issued an Order, dated February 16, 2023, ordering that within 14 days of the issuance of the Order, the parties and the U.S. Government were to submit letters regarding the impact of the Governments’ Statement of Interest on the scheduling of the matter. On March 10, 2023, the Court reaffirmed its denial of Moderna’s motion to dismiss. On March 16, 2023, the Court held a Rule 16 scheduling conference, and on March 21, 2023, the Court issued a scheduling order in the matter without setting a trial date. On June 9, 2023, the Court granted the parties’ request to extend the time for claim construction briefing and set the claim construction hearing for February 7, 2024. Document and written discovery in the action is currently ongoing.

Patent Infringement Litigation vs. Pfizer and BioNTech

On April 4, 2023, we and Genevant filed a lawsuit in the U.S. District Court for the District of New Jersey against Pfizer Inc. (“Pfizer”) and BioNTech SE (“BioNTech”) seeking damages for infringement of U.S. Patent Nos. 9,504,651; 8,492,359; 11,141,378; 11,298,320; and 11,318,098 in the manufacture and sale of any COVID-19 mRNA-LNP vaccines. The patents relate to nucleic acid-lipid particles and their composition, manufacture, delivery and methods of use. The lawsuit does not seek an injunction or otherwise seek to impede the sale, manufacture or distribution of any COVID-19 mRNA-LNP vaccines. However, we seek fair compensation for Pfizer’s and BioNTech’s use of our patented technology that was developed with great effort and at great expense, without which their COVID-19 mRNA-LNP vaccines would not have been successful. On July 10, 2023, Pfizer and BioNTech filed their answer to the complaint, affirmative defenses and counterclaims. We and Genevant filed our answer to these counterclaims on August 14, 2023. A scheduling conference was held on August 28, 2023 and the Court issued a Letter Order on September 7, 2023 setting dates up to but not including the date for a claim construction hearing. Scheduling of the claim construction hearing and subsequent case dates, including the date for trial, will be set at a later time that is yet to be determined. Document and written discovery in the action is ongoing.
Acuitas Declaratory Judgment Lawsuit

On March 18, 2022, Acuitas filed a lawsuit against us and Genevant in the U.S. District Court for the Southern District of New York, asking the court to enter declaratory judgment that Arbutus patent Nos. 8,058,069, 8,492,359, 8,822,668, 9,006,417, 9,364,435, 9,404,127, 9,504,651, 9,518,272, and 11,141,378 do not infringe Pfizer and BioNTech’s COVID-19 vaccine, COMIRNATY, which uses an mRNA lipid provided, under license, by Acuitas. Acuitas also seeks a declaration that each of the listed patents is invalid. On June 24, 2022, we and Genevant sought a pre-motion conference concerning our anticipated motion to dismiss all of Acuitas’ claims due to lack of subject matter jurisdiction. The request for a pre-motion conference was granted, but the case was subsequently re-assigned to a new judge who entered an order directing: (i) Acuitas to inform the court whether it intended to file an amended complaint; (ii) that Acuitas must file any amended complaint by a certain date; and (iii) that if Acuitas did not file an amended complaint, we and Genevant must file our motion to dismiss by a certain date. Acuitas filed its amended complaint on September 6, 2022. On October 4, 2022, we and Genevant filed our motion to dismiss the Acuitas action for lack of subject matter jurisdiction based on the lack of a case or controversy. Acuitas filed its opposition to the motion to dismiss on November 1, 2022, and we and Genevant filed our reply brief on November 16, 2022 at which point the motion was fully briefed. A status conference for the action was set for August 9, 2023, however on August 4, 2023, Acuitas voluntarily dismissed its complaint in the Southern District of New York and refiled a virtually identical complaint in the District Court of New Jersey (D. N.J.) where the Pfizer/BioNTech matter is currently pending, except that the 9,404,127 patent is not at issue in the New Jersey action, and Acuitas also added two additional patents to its New Jersey declaratory judgment action ((U.S. Patent Nos. 11,298,320 and 11,318,098) that were not at issue in its New York action. On September 15, 2023, we and Genevant filed a letter with the Court seeking a premotion conference for a motion to dismiss and subsequently filed our and Genevant’s motion to dismiss on October 13, 2023. A hearing is scheduled for November 20, 2023.

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

RESULTS OF OPERATIONS

The following summarizes the results of our operations for the periods shown:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in thousands)
Total revenue	$4,658	$5,952	$15,996	$32,774
Operating expenses	26,216	23,763	73,352	75,668
Loss from operations	(21,558)	(17,811)	(57,356)	(42,894)
Other income (loss)	1,454	244	3,819	(186)
Loss before income taxes	(20,104)	(17,567)	(53,537)	(43,080)
Income tax expense	—	—	—	(4,444)
Net loss	$(20,104)	$(17,567)	$(53,537)	$(47,524)

Revenue

Revenues are summarized in the following table:

	Three Months Ended September 30,
	2023	% of Total	2022	% of Total
	(in thousands, except percentages)
Revenue from collaborations and licenses
Royalties from sales of ONPATTRO	$714	15%	$1,256	21%
Qilu Pharmaceutical Co., Ltd.	3,221	69%	2,352	40%
Other milestone and royalty payments	—	—%	—	—%
Non-cash royalty revenue
Royalties from sales of ONPATTRO	723	16%	2,344	39%
Total revenue	$4,658	100%	$5,952	100%

	Nine Months Ended September 30,
	2023	% of Total	2022	% of Total
	(in thousands, except percentages)
Revenue from collaborations and licenses
Royalties from sales of ONPATTRO	$2,980	19%	$4,339	13%
Qilu Pharmaceutical Co., Ltd.	10,349	65%	23,007	70%
Other milestone and royalty payments	—	—%	35	—%
Non-cash royalty revenue
Royalties from sales of ONPATTRO	2,667	17%	5,393	16%
Total revenue	$15,996	100%	$32,774	100%

Total revenue decreased $1.3 million and $16.8 million for the three and nine months ended September 30, 2023, respectively, compared to the same periods in 2022. Royalty revenue from Alnylam’s sales of ONPATTRO decreased for both comparative periods due to lower ONPATTRO sales and for the nine months ended, there was also a decrease in license revenue recognized related to our progress towards the satisfaction of our performance obligations with respect to the technology transfer and licensing agreement with Qilu, which closed in January 2022.

Operating expenses

Operating expenses are summarized in the following table:

	Three Months Ended September 30,
	2023	% of Total	2022	% of Total
	(in thousands, except percentages)
Research and development	$20,169	77%	$20,055	84%
General and administrative	5,842	22%	3,493	15%
Change in fair value of contingent consideration	205	1%	215	1%
Total operating expenses	$26,216	100%	$23,763	100%

	Nine Months Ended September 30,
	2023	% of Total	2022	% of Total
	(in thousands, except percentages)
Research and development	$56,136	77%	$61,459	81%
General and administrative	17,374	24%	13,585	18%
Change in fair value of contingent consideration	(158)	—%	624	1%
Total operating expenses	$73,352	100%	$75,668	100%

Research and development

Research and development expenses consist primarily of personnel expenses, fees paid to clinical research organizations and contract manufacturers, consumables and materials, consulting, and other third party expenses to support our clinical and preclinical activities, as well as a portion of stock-based compensation and general overhead costs.

Research and development expenses increased $0.1 million and decreased $5.3 million for the three and nine months ended September 30, 2023, respectively, compared to the same periods in 2022. The decrease for the nine months ended September 2023 compared to the same period in 2022 was due primarily to a decrease in drug supply manufacturing costs for imdusiran and a decrease related to our AB-836 Phase 1a/1b clinical trial, which was discontinued in the fourth quarter of 2022, partially offset by an increase in expenses for our coronavirus program and our AB-101 Phase 1a/1b clinical trial.

During the third quarter of 2023, we discontinued development of AB-161 due to a pre-clinical male reproductive toxicity finding, including terminating our AB-161-001 Phase 1a/1b clinical trial. Also during the third quarter of 2023, we discontinued our efforts to identify and develop a coronavirus combination therapy due to an unfavorable pharmacokinetic (PK) profile noted in the IND-enabling studies for AB-343. On November 6, 2023, we reduced our workforce by 24% primarily affecting our research function. As a result, we will incur a one-time restructuring charge of approximately $1.1 million that will be recorded in the fourth quarter of 2023. We have maintained a group of research scientists as we remain committed to continuing discovery research in HBV.

A significant portion of our research and development expenses are not tracked by project as they benefit multiple projects or our technology platform and because our most-advanced programs are not yet in late-stage clinical development.

General and administrative

General and administrative expenses increased $2.3 million and $3.8 million for the three and nine months ended September 30, 2023 respectively, as compared to the same periods in 2022, due primarily to legal fees in support of our ongoing lawsuits against Moderna and Pfizer/BioNTech, a severance payment to our former General Counsel in the third quarter of 2023 and an increase in non-cash stock-based compensation expense.

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

Other loss (income)

The components of our other income (loss) are summarized in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in thousands)
Interest income	$1,494	$694	$4,223	$1,249
Interest expense	(46)	(429)	(415)	(1,417)
Foreign exchange (gain) loss	6	(21)	11	(18)
Total other income (loss)	$1,454	$244	$3,819	$(186)

Interest income

The increase in interest income for the three and nine months ended September 30, 2023 compared to the same periods in 2022 was due primarily to higher interest earned on our cash and investment balances due to a general increase in market interest rates.

Interest expense

Interest expense for both the three and nine months ended September 30, 2023 and 2022 consisted primarily of non-cash amortization of discount and issuance costs related to the sale of a portion of our ONPATTRO royalty interest to OMERS in July 2019. The decrease is related to the declining balance of the unamortized discount and issuance costs.

Income tax expense

During the nine months ended September 30, 2022, we recognized income tax expense of $4.4 million for withholding taxes paid to the Chinese taxing authority by Qilu on our behalf in connection with the upfront license fee Qilu paid us. We did not recognize any income tax expense during the nine months ended September 30, 2023.

LIQUIDITY AND CAPITAL RESOURCES

The following table summarizes our cash flow activities for the periods indicated:

	Nine Months Ended September 30,
	2023	2022
	(in thousands)
Net loss	$(53,537)	$(47,524)
Non-cash items	4,613	3,429
Change in deferred license revenue	(10,349)	25,463
Net change in operating items	(9,371)	266
Net cash used in operating activities	(68,644)	(18,366)
Net cash provided by (used in) investing activities	28,548	(87,624)
Issuance of common shares pursuant to Share Purchase Agreement	—	10,973
Issuance of common shares pursuant to the Open Market Sale Agreement	26,000	9,241
Cash provided by other financing activities	840	516
Net cash provided by financing activities	26,840	20,730
Effect of foreign exchange rate changes on cash and cash equivalents	11	(18,000)
Decrease in cash and cash equivalents	(13,245)	(85,278)
Cash and cash equivalents, beginning of period	30,776	109,282
Cash and cash equivalents, end of period	$17,531	$24,004

Since our incorporation, we have financed our operations through sales of equity, debt, revenues from research and development collaborations and licenses with corporate partners, royalty monetization, interest income on funds available for investment, and government contracts, grants and tax credits.

For the nine months ended September 30, 2023, $68.6 million of cash was used in operating activities compared to $18.4 million used in operating activities for the nine months ended September 30, 2022, a change of $50.3 million. The change was due primarily to a January 2022 upfront cash payment of $40.0 million from Qilu and a $4.0 million premium paid by Qilu as part of their $15.0 million equity investment in us. These cash inflows from Qilu for the nine months ended September 30, 2022 were offset by $62.4 million of cash used in operations.

For the nine months ended September 30, 2023, net cash provided by investing activities was $28.5 million, resulting primarily from maturities of investments in marketable securities of $86.0 million, partially offset by additional investments in marketable securities of $56.5 million. For the nine months ended September 30, 2022, net cash used in investing activities was $87.6 million, which consisted primarily of additional investments in marketable securities of $117.3 million, partially offset by maturities of investments in marketable securities of $30.0 million.

For the nine months ended September 30, 2023, net cash provided by financing activities was $26.8 million, which was primarily related to $26.0 million in proceeds from sales of common shares under the Sale Agreement. For the nine months ended September 30, 2022, net cash provided by financing activities was $20.7 million, which included $11.0 million for the fair value of the shares purchased by Qilu as part of their $15.0 million equity investment in us, of which the remaining $4.0 million was a premium paid by Qilu on the equity investment and was allocated to deferred revenue, as well as $9.2 million in proceeds from sales of common shares under the Sale Agreement.

Sources of Liquidity

As of September 30, 2023, we had cash, cash equivalents and investments in marketable securities of $144.7 million. We had no outstanding debt as of September 30, 2023.

Open Market Sale Agreement

We have an Open Market Sale AgreementSM with Jefferies LLC dated December 20, 2018, as amended by Amendment No. 1, dated December 20, 2019, Amendment No. 2, dated August 7, 2020 and Amendment No. 3, dated March 4, 2021 (as amended, the “Sale Agreement”), under which we may offer and sell common shares, from time to time.

On December 23, 2019, we filed a shelf registration statement on Form S-3 with the Securities and Exchange Commission “the “SEC”) (File No. 333-235674) and accompanying base prospectus, which was declared effective by the SEC on January 10, 2020 (the “January 2020 Registration Statement”), for the offer and sale of up to $150.0 million of our securities. The January 2020 Registration Statement also contained a prospectus supplement for an offering of up to $50.0 million of our common shares pursuant to the Sale Agreement. This prospectus supplement was fully utilized during 2020. On August 7, 2020, we filed a prospectus supplement with the SEC (the “August 2020 Prospectus Supplement”) for an offering of up to an additional $75.0 million of our common shares pursuant to the Sale Agreement under the January 2020 Registration Statement. The August 2020 Prospectus Supplement was fully utilized during 2020. The January 2020 Registration Statement expired in January 2023.

On August 28, 2020, we filed a shelf registration statement on Form S-3 with the SEC (File No. 333-248467) and accompanying base prospectus, which was declared effective by the SEC on October 22, 2020 (the “October 2020 Registration Statement”), for the offer and sale of up to $200.0 million of our securities. On March 4, 2021, we filed a prospectus supplement with the SEC for an offering of up to an additional $75.0 million of our common shares pursuant to the Sale Agreement under the October 2020 Registration Statement, which we fully utilized during 2021. On October 8, 2021, we filed a prospectus supplement with the SEC (the “October 2021 Prospectus Supplement”) for the offer and sale of up to an additional $75.0 million of our common shares pursuant to the Sale Agreement under the October 2020 Registration Statement. The October 2020 Registration Statement expired in October 2023 with $29.3 million that was not utilized under the October 2021 Prospectus Supplement.

On November 4, 2021, we filed a shelf registration statement on Form S-3 with the SEC (File No. 333-260782) and accompanying base prospectus, which was declared effective by the SEC on November 18, 2021 (the “November 2021 Registration Statement”), for the offer and sale of up to $250.0 million of our securities.

On March 3, 2022, we filed a prospectus supplement with the SEC (the “March 2022 Prospectus Supplement”) for the offer and sale of up to an additional $100.0 million of our common shares pursuant to the Sale Agreement under: (i) the January 2020 Registration Statement; (ii) the October 2020 Registration Statement; and (iii) the November 2021 Registration Statement, of which only the November 2021 Registration Statement remains active.

During the nine months ended September 30, 2023, we issued 9,848,090 common shares pursuant to the Sale Agreement resulting in net proceeds of approximately $26.0 million. For the nine months ended September 30, 2022, we issued 3,901,765 common shares pursuant to the Sale Agreement, resulting in net proceeds of approximately $9.2 million. As of September 30, 2023, there was approximately $104.3 million available in aggregate under the October 2021 Prospectus Supplement and March 2022 Prospectus Supplement. In October 2023, the October 2020 Registration Statement expired with $29.3 million that was not utilized under the October 2021 Prospectus Supplement, leaving $75.0 million remaining available under the March 2022 Prospectus Supplement pursuant to the November 2021 Registration Statement.

Royalty Entitlements

We have a royalty entitlement on ONPATTRO, a drug developed by Alnylam that incorporates our LNP technology and was approved by the FDA and the EMA during the third quarter of 2018 and was launched by Alnylam immediately upon approval in the United States. In July 2019, we sold a portion of this royalty interest to OMERS, effective as of January 1, 2019, for $20 million in gross proceeds before advisory fees. OMERS will retain this entitlement until it has received $30 million in royalties, at which point 100% of such royalty interest on future global net sales of ONPATTRO will revert to us. OMERS has assumed the risk of collecting up to $30 million of future royalty payments from Alnylam and we are not obligated to reimburse OMERS if they fail to collect any such future royalties. From the inception of the royalty sale through September 30, 2023, we have recorded an aggregate of $21.5 million of non-cash royalty revenue for royalties earned by OMERS. If this royalty entitlement reverts to us, it has the potential to provide an active royalty stream or to be otherwise monetized again in full or in part. In addition to the royalty from the Alnylam LNP license agreement, we are also receiving a second, lower royalty interest on global net sales of ONPATTRO originating from a settlement agreement and subsequent license agreement with Acuitas. The royalty from Acuitas has been retained by us and was not part of the royalty sale to OMERS.

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

Cash requirements

We believe that our $144.7 million of cash, cash equivalents and investments in marketable securities as of September 30, 2023 will be sufficient to fund our operations into the first quarter of 2026. We expect a net cash burn between $90 million and $95 million in 2023, excluding any proceeds from our Sale Agreement. In the future, substantial additional funds will be required to continue with the active development of our pipeline products and technologies. In particular, our funding needs may vary depending on a number of factors including:
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

ITEM 4.      CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2023. The term “disclosure controls and procedures”, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure, particularly during the period in which this Quarterly Report on Form 10-Q was being prepared. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their desired objectives, and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2023, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a–15(f) and 15d–15(f) under the Exchange Act) during the three months ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.       LEGAL PROCEEDINGS

Patent Infringement Litigation vs. Pfizer and BioNTech

On April 4, 2023, we and Genevant filed a lawsuit in the U.S. District Court for the District of New Jersey against Pfizer Inc. (“Pfizer”) and BioNTech SE (“BioNTech”) seeking damages for infringement of U.S. Patent Nos. 9,504,651; 8,492,359; 11,141,378; 11,298,320; and 11,318,098 in the manufacture and sale of any COVID-19 mRNA-LNP vaccines. The patents relate to nucleic acid-lipid particles and their composition, manufacture, delivery and methods of use. The lawsuit does not seek an injunction or otherwise seek to impede the sale, manufacture or distribution of any COVID-19 mRNA-LNP vaccines. However, we seek fair compensation for Pfizer’s and BioNTech’s use of our patented technology that was developed with great effort and at great expense, without which their COVID-19 mRNA-LNP vaccines would not have been successful. On July 10, 2023, Pfizer and BioNTech filed their answer to the complaint, affirmative defenses and counterclaims. We and Genevant filed our answer to these counterclaims on August 14, 2023. A scheduling conference was held on August 28, 2023 and the Court issued a Letter Order on September 7, 2023 setting dates up to but not including the date for a claim construction hearing. Scheduling of the claim construction hearing and subsequent case dates, including the date for trial, will be set at a later time that is yet to be determined. Document and written discovery in the action is ongoing.

Patent Infringement Litigation vs. Moderna

On February 28, 2022, we and Genevant filed a lawsuit in the U.S. District Court for the District of Delaware against Moderna, Inc. and a Moderna affiliate (collectively, “Moderna”) seeking damages for infringement of U.S. Patent Nos. 8,058,069, 8,492,359, 8,822,668, 9,364,435, 9,504,651, and 11,141,378 in the manufacture and sale of MRNA-1273, Moderna’s vaccine for COVID-19. The patents relate to nucleic acid-lipid particles and lipid vesicles, as well as compositions and methods for their use. The lawsuit does not seek an injunction or otherwise seek to impede the sale, manufacture or distribution of MRNA-1273. However, we seek fair compensation for Moderna’s use of our patented technology that was developed with great effort and at great expense, without which Moderna’s COVID-19 vaccine would not have been successful. On May 6, 2022, Moderna filed a partial motion to dismiss the claims “relating to Moderna’s sale and provision of COVID-19 vaccine doses to the U.S. Government.” On November 2, 2022, the Court issued an Order denying Moderna’s motion. On November 30, 2022, Moderna filed its Answer to the Complaint and Counterclaims. We and Genevant filed our Answer to Moderna’s Counterclaims on December 21, 2022. On February 14, 2023, the U.S. Department of Justice filed a Statement of Interest in the action. On February 16, 2023, the Court held an Initial Pretrial Conference after which it issued an Order, dated February 16, 2023, ordering that within 14 days of the issuance of the Order, the parties and the U.S. Government were to submit letters regarding the impact of the Governments’ Statement of Interest on the scheduling of the matter. On March 10, 2023, the Court reaffirmed its denial of Moderna’s motion to dismiss. On March 16, 2023, the Court held a Rule 16 scheduling conference, and on March 21, 2023, the Court issued a scheduling order in the matter without setting a trial date. On June 9, 2023, the Court granted the parties’ request to extend the time for claim construction briefing and set the claim construction hearing for February 7, 2024. Document and written discovery in the action is currently ongoing.

Acuitas Declaratory Judgment Lawsuit

On March 18, 2022, Acuitas Therapeutics Inc. (“Acuitas”) filed a lawsuit against us and Genevant in the U.S. District Court for the Southern District of New York, asking the court to enter declaratory judgment that Arbutus patent Nos. 8,058,069, 8,492,359, 8,822,668, 9,006,417, 9,364,435, 9,404,127, 9,504,651, 9,518,272, and 11,141,378 do not infringe Pfizer and BioNTech’s COVID-19 vaccine, COMIRNATY, which uses an mRNA lipid provided, under license, by Acuitas. Acuitas also seeks a declaration that each of the listed patents is invalid. On June 24, 2022, we and Genevant sought a pre-motion conference concerning our anticipated motion to dismiss all of Acuitas’ claims due to lack of subject matter jurisdiction. The request for a pre-motion conference was granted, but the case was subsequently re-assigned to a new judge who entered an order directing: (i) Acuitas to inform the court whether it intended to file an amended complaint; (ii) that Acuitas must file any amended complaint by a certain date; and (iii) that if Acuitas did not file an amended complaint, we and Genevant must file our motion to dismiss by a certain date. Acuitas filed its amended complaint on September 6, 2022. On October 4, 2022, we and Genevant filed our motion to dismiss the Acuitas action for lack of subject matter jurisdiction based on the lack of a case or controversy. Acuitas filed its opposition to the motion to dismiss on November 1, 2022, and we and Genevant filed our reply brief on November 16, 2022 at which point the motion was fully briefed. A status conference for the action was set for August 9, 2023, however on August 4, 2023, Acuitas voluntarily dismissed its complaint in the Southern District of New York and refiled a virtually identical complaint in the District Court of New Jersey (D. N.J.) where the Pfizer/BioNTech matter is currently pending, except that the 9,404,127 patent is not at issue in the New Jersey action, and Acuitas also added two additional patents to its New Jersey declaratory judgment action ((U.S. Patent Nos. 11,298,320 and 11,318,098) that were not at issue in its New York action. On September 15, 2023, we and Genevant filed a letter with the Court seeking a premotion conference for a motion to dismiss and subsequently filed our and Genevant’s motion to dismiss on October 13, 2023. A hearing is scheduled for November 20, 2023.

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

10.1#
Executive Employment Agreement, dated effective as of July 10, 2023, between Arbutus Biopharma, Inc. and Karen Sims, MD, PhD (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, filed with the SEC on August 3, 2023).

10.2#
Executive Employment Agreement, dated effective as of July 10, 2023, between Arbutus Biopharma, Inc. and J. Christopher Naftzger (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, filed with the SEC on August 3, 2023).

10.3#
Option Agreement, dated July 10, 2023, by and between Arbutus Biopharma Corporation and J. Christopher Naftzger (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, filed with the SEC on August 3, 2023).

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from Arbutus Biopharma Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, formatted in inline XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations; (iii) Condensed Consolidated Statements of Comprehensive Loss; (iv) Condensed Consolidated Statements of Stockholders’ Equity; (v) Condensed Consolidated Statements of Cash Flows; and (vi) Notes to Condensed Consolidated Financial Statements.

104	Cover page interactive data file (embedded within the inline XBRL document and included in Exhibit 101).

* Filed herewith.
** Furnished herewith.
# Management contract or compensatory arrangement.

SIGNATURES
   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 7, 2023.

ARBUTUS BIOPHARMA CORPORATION

By:	/s/ William H. Collier
William H. Collier
President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ David C. Hastings
David C. Hastings
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)