Form 10-K
period 2023-12-31
Arbutus Biopharma Corp
filed 2024-03-05
CIK 1447028

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2023
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of June 30, 2023, the last business day of the registrant’s most recently completed second fiscal quarter, the approximate aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant was $288,128,811 (based on the closing price of $2.30 per share as reported on the Nasdaq Global Select Market as of that date).
As of March 1, 2024, the registrant had 179,492,199 common shares, without par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its 2024 Annual Meeting of Shareholders, which the registrant intends to file pursuant to Regulation 14A with the Securities and Exchange Commission no later than 120 days after the registrant’s fiscal year ended December 31, 2023, are incorporated by reference into Part III of this Form 10-K.

ARBUTUS BIOPHARMA CORPORATION

Cautionary Note Regarding Forward-looking Statements

This Annual Report on Form 10-K (Form 10-K) contains “forward-looking statements” or “forward-looking information” within the meaning of applicable United States and Canadian securities laws (we collectively refer to these items as “forward-looking statements”). Forward-looking statements are generally identifiable by use of the words “believes,” “may,” “plans,” “will,” “anticipates,” “intends,” “budgets,” “could,” “estimates,” “expects,” “forecasts,” “projects” and similar expressions that are not based on historical fact or that are predictions of or indicate future events and trends, and the negative of such expressions. Forward-looking statements in this Form 10-K, including the documents incorporated by reference, include statements about, among other things:

•our strategy, future operations, preclinical research, preclinical studies, clinical trials, prospects and the plans of management;
•the potential for our product candidates to achieve their desired or anticipated outcomes;
•the expected cost, timing and results of our clinical development plans and clinical trials, including our clinical collaborations with third parties;
•the discovery, development and commercialization of a curative combination regimen for chronic hepatitis B infection, a disease of the liver caused by the hepatitis B virus;
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
•our expectation of a net cash burn between $63.0 million and $67.0 million in 2024, excluding any proceeds from our Open Market Sale AgreementSM with Jefferies dated December 20, 2018, as amended, and
•our belief that we have sufficient cash resources to fund our operations into the first quarter of 2026,

as well as other statements relating to our future operations, financial performance or financial condition, prospects or other future events. Forward-looking statements appear primarily in the sections of this Form 10-K entitled “Item 1-Business,” “Item 1A-Risk Factors,” “Item 7-Quantitative and Qualitative Disclosures About Market Risk,” and “Item 8-Financial Statements and Supplementary Data.”

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

The foregoing cautionary statements are intended to qualify all forward-looking statements wherever they may appear in this Form 10-K, including any documents incorporated by reference therein. For all forward-looking statements, we claim protection of the safe harbor contained in the Private Securities Litigation Reform Act of 1995.

This Form 10-K also contains estimates, projections and other information concerning our industry, our business, the markets for certain diseases, including data regarding the estimated size of those markets, and the incidence and prevalence of certain medical conditions. Information that is based on estimates, forecasts, projections, market research or similar methodologies is inherently subject to uncertainties and actual events or circumstances may differ materially from events and circumstances reflected in this information. Unless otherwise expressly stated, we obtained this industry, business, market and other data from reports, research surveys, studies and similar data prepared by market research firms and other third parties, industry, medical and general publications, government data and similar sources.

Risk Factors Summary

The following is a summary of the principal risks that could adversely affect our business, operations and financial results. For more information, see “Item 1A. Risk Factors” in this Annual Report on Form 10-K for the year ended December 31, 2023.

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

Risks Related to Development, Clinical Testing, Regulatory Approval, Marketing, and Coverage and Reimbursement of our Product Candidates

•Our product candidates are in early stages of development and must go through clinical trials, which are very expensive, time-consuming and difficult to design and implement. The outcomes of clinical trials are uncertain.
•Preclinical studies and preliminary and interim data from clinical trials of our product candidates are not necessarily predictive of the results or success of ongoing or later clinical trials of our product candidates.
•Because we have limited resources, we may decide to pursue a particular product candidate and fail to advance product candidates that later demonstrate a greater chance of clinical and commercial success.
•Several of our current preclinical studies and clinical trials are being conducted outside the United States, and the FDA may not accept data from trials conducted in locations outside the United States.
•We cannot guarantee how long it will take regulatory agencies to review our applications for product candidates.
•If a particular product candidate causes undesirable side effects, then we may be unable to receive regulatory approval of or commercialize such product candidate.
•We may find it difficult to enroll patients in our clinical trials, which could hinder such clinical trials.
•It may take considerable time and expense to resolve the clinical hold that has been placed on our IND application of AB-101 by the FDA, and no assurance can be given that the FDA will remove the clinical hold, in which case our business and financial prospects may be adversely affected.
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
•We are subject to United States and Canadian healthcare laws and regulations, which could expose us to criminal sanctions, civil penalties, contractual damages and reputational harm.
•If we participate in the Medicaid Drug Rebate Program and other governmental pricing programs, failure to comply with obligations under these programs could result in additional reimbursement requirements, penalties, sanctions and fines, which could have a material adverse effect on our business, financial condition, results of operations and growth prospects.
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
•We will depend on Qilu Pharmaceutical Co., Ltd. for the development and commercialization of imdusiran in China, Hong Kong, Macau and Taiwan.
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
•If we are deemed to be a “passive foreign investment company” for the current or any future taxable year, investors who are subject to United States federal taxation would likely suffer materially adverse United States federal income tax consequences.
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

PART I
Item 1. Business

Overview

Arbutus Biopharma Corporation (“Arbutus”, the “Company”, “we”, “us”, and “our”) is a clinical-stage biopharmaceutical company leveraging its extensive virology expertise to identify and develop novel therapeutics with distinct mechanisms of action, which can potentially be combined to provide a functional cure for patients with chronic hepatitis B virus (cHBV) infection. We believe the key to success in developing a functional cure involves suppressing hepatitis B virus deoxyribonucleic acid (HBV DNA), reducing hepatitis B surface antigen (HBsAg) and boosting HBV-specific immune responses. Our pipeline of internally developed, proprietary compounds includes an RNAi therapeutic, imdusiran (AB-729), and an oral PD-L1 inhibitor, AB-101. Imdusiran has generated meaningful clinical data demonstrating an impact on both surface antigen reduction and reawakening of the HBV-specific immune response. Imdusiran is currently in two Phase 2a combination clinical trials. AB-101 is currently being evaluated in a Phase 1a/1b clinical trial.

Strategy

The two core elements of our strategy are: 1) developing a portfolio of compounds that target HBV; and 2) combining therapeutic product candidates with complementary mechanisms of action to develop a functional cure for people with cHBV infection.

We believe that a combination of compounds that can suppress HBV DNA replication and HBsAg expression as well as boost patients’ HBV-specific immune response could address the most important elements to achieving a functional cure. Functional cure is defined as undetectable HBV DNA and HBsAg levels six months after discontinuation of all treatment. We are developing imdusiran as a cornerstone in a combination therapy that also includes antivirals and immunologics. We believe that a combination therapy delivered over a finite treatment period that results in a significant increase in the functional cure rate (i.e. a cure rate of at least 20%) would be a meaningful advancement for patients with cHBV infection.

Our HBV product pipeline includes the following:

•Imdusiran is our proprietary, conjugated GalNAc, subcutaneously-delivered RNAi therapeutic product candidate that suppresses all HBV antigens, including HBsAg expression, which is thought to be a key prerequisite to enable reawakening of a patient’s immune system to respond to HBV. Over 170 patients with cHBV infection have been dosed with imdusiran in our Phase 1 and ongoing Phase 2a clinical trials. Clinical data generated thus far has shown imdusiran to be generally safe and well-tolerated, while also providing meaningful reductions in HBsAg and HBV DNA.

•AB-101 is our oral PD-L1 inhibitor that has the potential to reawaken patients’ HBV-specific immune response by inhibiting PD-L1. Preclinical data in an HBV mouse model that was presented at the 2022 American Association for the Study of Liver Diseases (AASLD) Liver Meeting showed that combination treatment with AB-101 and an HBV-targeting GalNAc-siRNA agent resulted in activation and increased frequency of HBV-specific T-cells and greater anti-HBsAg antibody production. AB-101 is currently in a Phase 1a/1b clinical trial (AB-101-001) evaluating the safety, tolerability, pharmacokinetics (PK), and pharmacodynamics (PD) of single- and multiple-ascending oral doses in healthy subjects and patients with cHBV infection.

Our strategy is to position imdusiran as a potential cornerstone therapeutic in combination with AB-101 or other agents with potentially complementary mechanisms of action. We are currently conducting two Phase 2a clinical trials combining imdusiran with other agents. Upon successful completion of our AB-101-001 clinical trial, we intend to initiate a Phase 2 clinical trial combining imdusiran, AB-101 and nucleos(t)ide analogue (NA) therapy in patients with cHBV infection. The intent of these trials is to initially lower HBsAg levels with imdusiran and then administer a complementary agent, in this case an immune modulator or a therapeutic vaccine, to further lower HBsAg levels and promote anti-HBV immunity. We believe that if we can lower HBsAg and promote immunity, we may achieve and sustain undetectable HBV DNA and HBsAg levels, potentially leading to a functional cure.

Our imdusiran development program includes the following Phase 2a clinical trials:
•Imdusiran in combination with Peg-IFNα-2a and ongoing standard-of-care NA therapy in patients with cHBV infection (AB-729-201). Preliminary data reported from this clinical trial suggest that the addition of Peg-IFNα-2a to imdusiran treatment was generally well-tolerated and appears to result in continued HBsAg declines in some patients.
• Imdusiran in combination with VTP-300, Barinthus Biotherapeutics plc’s (Barinthus and formerly Vaccitech plc), HBV antigen specific immunotherapy, and ongoing standard-of-care NA therapy in patients with cHBV infection (AB-729-202). Preliminary data reported from this clinical trial showed that dosing with imdusiran and then VTP-300 provided a meaningful reduction of HBsAg levels that are maintained well below baseline. In addition, a subset of these patients given imdusiran followed by VTP-300 showed early signs of immune activation. We are also dosing twenty patients in an additional cohort of this clinical trial that, in addition to imdusiran and VTP-300, includes two low doses of nivolumab (Opdivo®), an approved PD-1 monoclonal antibody inhibitor.
•We intend to initiate an additional Phase 2a clinical trial in the first half of 2024 that will evaluate the safety, tolerability and antiviral activity of intermittent low doses of durvalumab, an approved anti-PD-L1 monoclonal antibody, in combination with imdusiran and ongoing standard-of-care NA therapy in patients with cHBV infection (AB-729-203). Insights gained from this clinical trial and the amended portion of the AB-729-202 clinical trial with nivolumab may inform dosing for our planned Phase 2 clinical trial combining imdusiran and AB-101.

Background on HBV

Hepatitis B is a potentially life-threatening liver infection caused by HBV. HBV can cause chronic infection which leads to a higher risk of death from cirrhosis and liver cancer. cHBV represents a significant unmet medical need. There are HBV vaccines approved by the FDA, which are indicated for the prevention of infection caused by HBV. However, the World Health Organization estimates that over 290 million people worldwide suffer from cHBV infection, while other estimates indicate that approximately 2.4 million people in the United States suffer from cHBV infection. Even with the availability of effective vaccines and current treatment options, approximately 820,000 people die every year from complications related to cHBV infection. We believe there is a compelling market opportunity for an HBV curative regimen. Currently, an estimated 30.4 million (10.5%) of a total of over 290 million people worldwide with cHBV infection are diagnosed and approximately 6.6 million (2.3%) are on treatment. We believe that the introduction of an HBV curative regimen with a finite duration would substantially increase diagnosis and treatment rates for people with cHBV infection.

Current treatments and their limitations

Today’s current treatment options for cHBV infection include pegylated interferon-α regimens (Peg-IFNα) and NA therapies. Peg-IFNα, a synthetic version of a substance produced by the body to fight infection, is administered by injection and has numerous side effects including flu-like symptoms and depression. NA therapies are oral antiviral medications which, when taken chronically, reduce HBV virus replication and inflammation and significantly reduce HBV DNA in the blood. Oral NA therapies have become the standard-of-care for HBV treatment, mainly due to their ability to drive viral load to undetectable levels in the serum of patients, their single pill once-a-day dosing and favorable safety profile. However, in most cases, once Peg-IFNα and NA therapies are stopped, virus replication resumes and liver inflammation and fibrosis may still progress. While these treatments reduce viral load, less than 5% of patients are functionally cured after a finite treatment duration. With such low cure rates, most patients with cHBV infection are required to take NA therapy daily for the rest of their lives.

Our Product Candidates

Our pipeline includes two product candidates that target various steps in the HBV viral lifecycle and consists of the following programs:

We continue to explore expansion opportunities for our pipeline through internal discovery and development activities and through potential strategic alliances.

RNAi therapeutic (imdusiran, AB-729)

RNAi therapeutics represent a significant advancement in drug development. RNAi therapeutics utilize a natural pathway within cells to silence genes by eliminating the disease-causing proteins that they code for. We are developing RNAi therapeutics that are designed to reduce HBsAg expression and other HBV antigens in people with cHBV infection. Reducing HBsAg is widely believed to be a key prerequisite to enable a patient’s immune system to reawaken and respond against the virus.

Imdusiran (AB-729) is a subcutaneously-delivered single-trigger RNAi therapeutic targeted to hepatocytes using our proprietary covalently conjugated GalNAc delivery technology. Imdusiran reduces all HBV antigens and inhibits viral replication.

Phase 1a/1b single- and multiple-dose clinical trial (AB-729-001)

In this three-part clinical trial, we investigated the safety, tolerability, pharmacokinetics, and pharmacodynamics of single- and multiple-doses of imdusiran in healthy subjects and in cHBV infected patients with the goal of identifying the most appropriate doses and dosing intervals to take forward into Phase 2 clinical development.

Data from Part 3 of the AB-729-001 clinical trial was presented at the 2022 European Association for the Study of the Liver (EASL) International Liver Congress™ (ILC) and showed that repeat dosing of 60mg and 90mg of imdusiran in 41 patients resulted in robust and comparable HBsAg declines in HBeAg positive/negative and HBV DNA positive/negative patients at week 48 (1.89 to 2.15 log10 decline in HBsAg). Fifty percent of the patients (16 out of 32) maintained HBsAg levels below 100 IU/mL 24 weeks after their last dose of imdusiran. Some patients treated with imdusiran experienced an increase in HBV-specific T-cells activation and a decrease in exhausted T-cells. In this trial, imdusiran was generally safe and well-tolerated.

The clinical data for imdusiran continues to support its development as a potential cornerstone agent for a curative treatment regimen for cHBV infection. The efficacy and safety data for imdusiran, derived from up to one year of dosing, supported our view that 60 mg every 8 weeks was an appropriate dose to move forward in our Phase 2a clinical trials. Our strategy is to position imdusiran as a potential cornerstone therapeutic in future HBV combinations with AB-101 or other agents with potentially complementary mechanisms of action. To advance these efforts, we are evaluating imdusiran in Phase 2a proof-of-concept combination clinical trials with other agents with potentially complementary mechanisms as described below.

Phase 2a proof-of-concept clinical trial to evaluate imdusiran in combination with Peg-IFNα-2a (AB-729-201)

We have completed enrollment in a randomized, open label, multicenter Phase 2a proof-of-concept clinical trial investigating the safety and antiviral activity of imdusiran in combination with short courses of Peg-IFNα-2a and ongoing NA therapy in 43 stably NA-suppressed, HBeAg negative, non-cirrhotic patients with cHBV infection. The primary objective of this trial is to initially lower HBsAg levels with imdusiran and then administer Peg-IFNα-2a as an immunomodulator to promote anti-HBV immune reawakening. We believe that if we can lower HBsAg and promote immune reawakening, we may achieve and sustain undetectable HBV DNA and HBsAg levels, potentially leading to a functional cure. After 24-weeks of dosing with imdusiran (60mg every 8 weeks), patients are randomized into one of four arms to receive ongoing Peg-IFNα-2a plus NA therapy for either 12 or 24 weeks, with or without additional doses of imdusiran. After completion of the assigned Peg-IFNα-2a treatment period, all patients will remain on NA therapy for the initial 24-week follow-up period, and will then discontinue NA treatment, provided they meet protocol-defined stopping criteria. Patients who stop NA therapy will enter an intensive follow-up period for 48 weeks.

At the EASL Congress in June 2023, we presented preliminary data from this clinical trial that suggests that the addition of Peg-IFNα-2a to imdusiran treatment was generally safe, well-tolerated and resulted in continued HBsAg declines in some patients. The mean HBsAg decline from baseline during the imdusiran lead-in phase was -1.6 log10 at week 24 of treatment which is comparable to what was previously seen in other clinical trials with imdusiran. Four patients reached HBsAg below the lower limit of quantitation (LLOQ) for at least one timepoint during Peg-IFNα-2a treatment. We expect to provide end-of-treatment data for this clinical trial in the first half of 2024.

Phase 2a proof-of-concept clinical trial to evaluate imdusiran in combination with Barinthus’ VTP-300 (AB-729-202)

Through a clinical collaboration agreement with Barinthus that we entered into in July 2021, we have completed enrollment in AB-729-202, a Phase 2a proof-of-concept clinical trial evaluating the safety, antiviral activity and immunogenicity of Barinthus’ VTP-300, an HBV antigen specific immunotherapy, administered after imdusiran in patients with cHBV infection. The initial trial design enrolled 40 NA-suppressed, HBeAg negative or positive, non-cirrhotic cHBV infected patients. The primary objective of this trial is to initially lower HBsAg levels with imdusiran and then administer VTP-300 as an immunomodulator to promote anti-HBV immune reawakening. We believe that if we can lower HBsAg and promote immune reawakening, we may achieve and sustain undetectable HBV DNA and HBsAg levels, potentially leading to a functional cure. All patients will receive imdusiran (60mg every 8 weeks, 4 doses) plus NA therapy for 24 weeks. After week 24, treatment with imdusiran will stop. Patients will continue only on NA therapy and will be randomized to receive VTP-300 or placebo at week 26 and week 30. At week 48, all patients will be evaluated for eligibility to discontinue NA therapy and will be followed for an additional 24 to 48 weeks.

The preliminary data from this clinical trial were presented at the AASLD Liver Meeting in November 2023 and included a subset of patients that received the two-dose VTP-300 regimen (28/40 patients) and available follow-up data to week 48 (12/40 patients) and showed the following:
•Robust reductions of HBsAg were seen during the imdusiran treatment period (-1.86 log10 mean reduction from baseline after 24 weeks of treatment). This decline in HBsAg is comparable to the declines seen with imdusiran in other clinical trials conducted to date.
•97% of the imdusiran treated patients (33/34) had HBsAg <100 IU/mL at the time of the first VTP-300/placebo dose. One patient reached <LLOQ with 24 weeks of imdusiran plus NA therapy alone.
•VTP-300 treatment appears to contribute to the maintenance of low HBsAg levels in the early post-treatment period, as the mean HBsAg levels in the placebo group begin to increase starting ~12 weeks after the last dose of imdusiran.
•All VTP-300 treated patients have maintained HBsAg <100 IU/mL through week 48, 60% have maintained HBsAg <10 IU/mL, and all have qualified to stop NA therapy.
•Preliminary immunology data suggests HBV-specific T-cell IFN-γ production is enhanced in patients receiving imdusiran plus VTP-300 compared to placebo.

•The preliminary safety data from this trial demonstrate that imdusiran and VTP-300 were both safe and well-tolerated. There were no serious adverse events, Grade 3 or 4 adverse events or treatment discontinuations.

End-of-treatment data from this portion of the clinical trial are expected in the first half of 2024.

Additionally, we amended the AB-729-202 protocol to include another cohort that will receive imdusiran, VTP-300 and low dose nivolumab (Opdivo®), an approved PD-1 inhibitor. In this additional cohort, approximately twenty patients will receive imdusiran (60mg every 8 weeks, 4 doses) plus NA therapy for 24 weeks, followed by administration of VTP-300 plus up to two low doses of nivolumab while remaining on NA therapy. At week 48, all patients will be evaluated for eligibility to discontinue NA therapy, and will be followed for an additional 24 to 48 weeks. Preliminary data from this additional cohort are expected in the second half of 2024.

This clinical trial is being managed by us, subject to oversight by a joint development committee comprised of representatives from both companies. We and Barinthus retain full rights to our respective product candidates and will split all costs associated with the clinical trial. Pursuant to the agreement, the parties may undertake a larger Phase 2b clinical trial depending on the results of the initial Phase 2a clinical trial.

Phase 2a proof-of-concept clinical trial to evaluate imdusiran in combination with durvalumab (AB-729-203)

We intend to initiate an additional Phase 2a clinical trial in the first half of 2024 that will evaluate the safety, tolerability and antiviral activity of intermittent low doses of durvalumab, an approved anti-PD-L1 monoclonal antibody, in combination with imdusiran and ongoing standard-of-care NA therapy in patients with cHBV infection (AB-729-203). Insights gained from this clinical trial and the amended portion of the AB-729-202 clinical trial with nivolumab may inform dosing for our planned Phase 2 clinical trial combining imdusiran and AB-101.

Oral PD-L1 Inhibitor (AB-101)

PD-L1 inhibitors complement our pipeline of agents and could potentially be an important part of a combination therapy for the treatment of HBV by reawakening the immune system. Highly functional HBV-specific T-cells within our immune system are believed to be required for long-term HBV viral resolution. However, HBV-specific T-cells become functionally defective, and greatly reduced in their frequency during cHBV infection. One approach to boost HBV-specific T-cells is to prevent PD-L1 proteins from binding to PD-1 and thus inhibiting the HBV-specific immune function of T-cells. Immune checkpoints such as PD-1/PD-L1 play an important role in the induction and maintenance of immune tolerance and in T-cell activation.

AB-101 is our oral PD-L1 inhibitor candidate that we believe will allow for controlled checkpoint blockade while minimizing the systemic safety issues typically seen with checkpoint antibody therapies. Preclinical data generated thus far indicates that AB-101 mediates activation and reinvigoration of HBV-specific T-cells from cHBV infected patients. In June 2022, we presented a poster at the 2022 EASL ILC highlighting data from a study that was designed to assess the preclinical activity of AB-101 and the compound’s ability to reinvigorate patient HBV-specific T-cells. Studies were conducted using a transgenic MC38 tumor mouse model and peripheral blood mononuclear cells (PBMCs) from cHBV infected patients. The data presented showed that once daily oral administration of AB-101 resulted in profound tumor reduction that was associated with T-cell activation. In addition, AB-101 activates and reinvigorates HBV-specific T-cells in vitro. Additionally, preclinical data in an HBV mouse model were presented at the 2022 AASLD Liver Meeting showing that monotherapy with AB-101 reduced PD-L1 in liver immune cells, confirming liver target engagement of the compound. Combination treatment with AB-101 and an HBV-targeting GalNAc-siRNA agent resulted in activation and increased frequency of HBV-specific T-cells and greater anti-HBsAg antibody production. This favorable preclinical profile supports further development of AB-101 as a therapeutic modality for cHBV infection treatment. We believe AB-101, when used in combination with imdusiran or other approved and investigational agents, could potentially lead to a functional cure in HBV chronically infected patients.

In April 2023, we received verbal communication from the FDA that the AB-101 IND application had been placed on clinical hold. For purposes of clarity, the Phase 1 clinical trial had not been initiated and we had not dosed any patients with AB-101. In May 2023, we received the clinical hold letter from the FDA, which raised questions about certain preclinical data and aspects of the clinical trial design. We thus decided to pursue other regulatory pathways outside of the US while evaluating our path forward with the FDA. In July 2023, the New Zealand Medicine Safety Authority (Medsafe) approved our clinical trial application (CTA) for a Phase 1 clinical trial in New Zealand for AB-101, and we believe the protocol approved by Medsafe adequately addresses the clinical trial design and safety monitoring issues raised by the FDA. We included the clinical hold letter from the FDA as part of our CTA application with Medsafe.

Phase 1a/1b clinical trial to evaluate safety, tolerability and PK/PD of AB-101 (AB-101-001)

We are currently dosing healthy subjects in our Phase 1a/1b clinical trial for AB-101 (AB-101-001). The AB-101-001 clinical trial is designed to investigate the safety, tolerability and PK/PD of single and multiple-ascending oral doses of AB-101 for up to 28 days in healthy subjects and patients with cHBV infection. The trial will be conducted in three parts starting with single ascending doses in healthy subjects, followed by multiple ascending doses in healthy subjects and culminating with multiple doses in patients with cHBV infection. Safety and PK/PD assessments will be performed prior to dose escalation in all parts of the clinical trial. We are advancing into Part 2 of this clinical trial which involves multiple-ascending doses of AB-101 in healthy subjects. Preliminary data from healthy subjects in Part 1 of this clinical trial, including target engagement and receptor occupancy data, are expected in the first half of 2024.

Other Collaborations, Royalty Entitlements and Intellectual Property Litigation

Collaboration with Qilu Pharmaceutical Co., Ltd. (Qilu)

In December 2021, we entered into a technology transfer and license agreement (the License Agreement) with Qilu, pursuant to which we granted Qilu a sublicensable, royalty-bearing license, under certain intellectual property owned by us, which is non-exclusive as to development and manufacturing and exclusive with respect to commercialization of imdusiran, including pharmaceutical products that include imdusiran, for the treatment or prevention of hepatitis B in China, Hong Kong, Macau and Taiwan (the Territory).

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

Concurrent with the execution of the License Agreement, we entered into a Share Purchase Agreement (the Share Purchase Agreement) with Anchor Life Limited, a company established pursuant to the applicable laws and regulations of Hong Kong and an affiliate of Qilu (the Investor), pursuant to which the Investor purchased 3,579,952 of our common shares at a purchase price of USD $4.19 per share, which was a 15% premium on the thirty-day average closing price of our common shares as of the close of trading on December 10, 2021 (the Share Transaction). We received $15.0 million of gross proceeds from the Share Transaction on January 6, 2022. The common shares sold to the Investor in the Share Transaction represented approximately 2.5% of our common shares outstanding immediately prior to the execution of the Share Purchase Agreement.

Alnylam Pharmaceuticals, Inc. (Alnylam) and Acuitas Therapeutics, Inc. (Acuitas)

We have two royalty entitlements to Alnylam’s global net sales of ONPATTRO.

In 2012, we entered into a license agreement with Alnylam that entitles Alnylam to develop and commercialize products with our lipid nanoparticle (LNP) delivery technology. Alnylam’s ONPATTRO, which represents the first approved application of our LNP technology, was approved by the FDA and the European Medicines Agency (EMA) during the third quarter of 2018 and was launched by Alnylam immediately upon approval in the United States. Under the terms of this license agreement, we are entitled to tiered royalty payments on global net sales of ONPATTRO ranging from 1.00% - 2.33% after offsets, with the highest tier applicable to annual net sales above $500 million. This royalty interest was sold to the Ontario Municipal Employees Retirement System (OMERS), effective as of January 1, 2019, for $20 million in gross proceeds before advisory fees. OMERS will retain this entitlement until it has received $30 million in royalties, at which point 100% of this royalty entitlement on future global net sales of ONPATTRO will revert to us. OMERS has assumed the risk of collecting up to $30 million of future royalty payments from Alnylam and we are not obligated to reimburse OMERS if they fail to collect any such future royalties. If this royalty entitlement reverts to us, it has the potential to provide an active royalty stream or to be otherwise monetized again in full or in part. From the inception of the royalty sale through December 31, 2023, an aggregate of $22.7 million of royalties have been collected by OMERS.

We also have rights to a second royalty interest ranging from 0.75% to 1.125% on global net sales of ONPATTRO, with 0.75% applying to sales greater than $500 million, originating from a settlement agreement and subsequent license agreement with Acuitas. This royalty entitlement from Acuitas has been retained by us and was not part of the royalty entitlement sale to OMERS.

Genevant Sciences, Ltd.

In April 2018, we entered into an agreement with Roivant Sciences Ltd. (Roivant), our largest shareholder, to launch Genevant Sciences Ltd. (Genevant), a company focused on a broad range of RNA-based therapeutics enabled by our LNP and ligand conjugate delivery technologies. We licensed rights to our LNP and ligand conjugate delivery platforms to Genevant for RNA-based applications outside of HBV, except to the extent certain rights had already been licensed to other third parties (the Genevant License). We retained all rights to our LNP and conjugate delivery platforms for HBV.

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

As of December 31, 2023, we owned approximately 16% of the common equity of Genevant and the carrying value of our investment in Genevant was zero. Our entitlement to receive future royalties or sublicensing revenue from Genevant was not impacted by the recapitalization.

Moderna Inter Partes Review Petition

On February 21, 2018, Moderna Therapeutics, Inc. (Moderna) filed a petition requesting the United States Patent and Trademark Office to institute an Inter Partes Review of Arbutus United States Patent 9,404,127 (the ’127 Patent). In its petition, Moderna sought to invalidate all claims of the patent based on Moderna’s allegation that the claims are anticipated and/or obvious. We filed a response to Moderna’s petition on June 14, 2018. On September 12, 2018, the Patent Trial and Appeal Board (the PTAB) rendered its decision to institute Inter Partes Review of the ‘127 Patent. The ‘127 Patent represents only a fraction of our extensive LNP patent portfolio.

With respect to the ‘127 Patent, the PTAB held all claims as invalid on September 10, 2019, by reason of anticipatory prior art. However this decision was vacated and sent back (remanded) to the PTAB for a rehearing, pending the U.S. Supreme Court’s (Supreme Court) decision whether to grant certiorari in a different case, United States v. Athrex, Inc. (US v. Athrex), the holding of which could impact the findings in the ‘127 Patent matter. The Supreme Court granted certiorari in US v. Athrex on October 13, 2020 (i.e. agreed to review the decision appealed from a lower court). Until the Supreme Court rendered its opinion in US v. Athrex, the ‘127 Patent hearing remained in abeyance, with no decision reached as to the validity of its claims. The Supreme Court decided on the US v. Athrex case on June 21, 2021, following which the Federal Circuit reinstated the appeal sua sponte, requiring the parties to brief how the case should proceed in light of the Supreme Court’s opinion or for the Appellant to waive the challenge. We elected to waive the challenge and proceed with the appeal at the Federal Circuit. The opening brief was filed on October 25, 2021. Moderna’s responsive brief was filed on February 24, 2022 and our reply brief was filed on April 26, 2022. An oral hearing for this matter was held on November 4, 2022. On April 11, 2023, the Federal Circuit rendered its opinion, affirming the PTAB’s finding that all claims of the ‘127 Patent are invalid by reason of anticipation.

Moderna and Merck European Opposition

On April 5, 2018, Moderna and Merck, Sharp & Dohme Corporation (Merck) filed Notices of Opposition to Arbutus’ European patent EP 2279254 (the ’254 Patent) with the European Patent Office (EPO), requesting that the ‘254 Patent be revoked in its entirety for all contracting states. We filed a response to Moderna and Merck’s oppositions on September 3, 2018. A hearing was conducted before the Opposition Division of the EPO on October 10, 2019. At the conclusion of the hearing, the EPO upheld an auxiliary request adopting the amendment, as put forth by us, of certain claims of the ‘254 Patent. In February 2020 Moderna and Merck filed Notices of Appeal challenging the EPO’s grant of the auxiliary request. Merck filed its notice of appeal on February 24, 2020 and Moderna on February 27, 2020. Both Merck and Moderna perfected their appeals by filing Grounds of Appeal on April 30, 2020. We filed our responses to the appeals on September 18, 2020. On March 22, 2022, Moderna filed further written submissions to which we and Genevant responded in August 2022. On April 18, 2023, we and Genevant withdrew our auxiliary request, however, the original (main) request remains in the action. We and Moderna informed the Board of Appeals that we would not object to a remittance of the matter without a hearing to the Opposition Division of the EPO. The hearing in this matter before the Board of Appeals was subsequently cancelled and resubmitted to the Opposition Division (i.e. lower board) of the EPO. On October 31, 2023, the Opposition Division issued a summons for oral proceedings and provided its preliminary and non-binding opinion on the subject matter to be discussed at the hearing. On November 3, 2023, we responded to the summons and on January 15, 2024, Moderna and Merck filed their reply to the written opinion of the Opposition Division, as well as to our written submission of November 3, 2023. We have until April 5, 2024 to respond to Moderna and Merck’s reply. Oral proceedings are presently scheduled to be held on June 6, 2024.

While we are the patent holder, the ‘127 Patent, the ‘254 Patent, the other patents in our LNP portfolio have been licensed to Genevant and are included in the rights licensed by us to Genevant under the Genevant License.

Patent Infringement Litigation vs. Moderna

On February 28, 2022, we and Genevant filed a lawsuit in the U.S. District Court for the District of Delaware against Moderna, Inc. and a Moderna affiliate (collectively, Moderna) seeking damages for infringement of U.S. Patent Nos. 8,058,069, 8,492,359, 8,822,668, 9,364,435, 9,504,651, and 11,141,378 in the manufacture and sale of MRNA-1273, Moderna’s vaccine for COVID-19. The patents relate to nucleic acid-lipid particles and lipid vesicles, as well as compositions and methods for their use. The lawsuit does not seek an injunction or otherwise seek to impede the sale, manufacture or distribution of MRNA-1273. However, we seek fair compensation for Moderna’s use of our patented technology that was developed with great effort and at great expense, without which Moderna’s COVID-19 vaccine would not have been successful. On May 6, 2022, Moderna filed a partial motion to dismiss the claims “relating to Moderna’s sale and provision of COVID-19 vaccine doses to the U.S. Government.” On November 2, 2022, the Court issued an Order denying Moderna’s motion. On November 30, 2022, Moderna filed its Answer to the Complaint and Counterclaims. We and Genevant filed our Answer to Moderna’s Counterclaims on December 21, 2022. On February 14, 2023, the U.S. Department of Justice filed a Statement of Interest in the action. On February 16, 2023, the Court held an Initial Pretrial Conference after which it issued an Order, dated February 16, 2023, ordering that within 14 days of the issuance of the Order, the parties and the U.S. Government were to submit letters regarding the impact of the Governments’ Statement of Interest on the scheduling of the matter. On March 10, 2023, the Court reaffirmed its denial of Moderna’s motion to dismiss. On March 16, 2023, the Court held a Rule 16 scheduling conference, and on March 21, 2023, the Court issued a scheduling order in the matter without setting a trial date. On June 9, 2023, the Court granted the parties’ request to extend the time for claim construction briefing. The claim construction hearing was held on February 8, 2024. According to the Court Scheduling Order, which was issued on March 21, 2023, the court is expected to issue its claim construction order within 60 days of conclusion of the claim construction hearing.  Expert testimony and depositions will then follow. A trial date has been set for April 21, 2025 and is subject to the Court’s availability.

Patent Infringement Litigation vs. Pfizer and BioNTech

On April 4, 2023, we and Genevant filed a lawsuit in the U.S. District Court for the District of New Jersey against Pfizer Inc. (Pfizer) and BioNTech SE (BioNTech) seeking damages for infringement of U.S. Patent Nos. 9,504,651; 8,492,359; 11,141,378; 11,298,320; and 11,318,098 in the manufacture and sale of any COVID-19 mRNA-LNP vaccines. The patents relate to nucleic acid-lipid particles and their composition, manufacture, delivery and methods of use. The lawsuit does not seek an injunction or otherwise seek to impede the sale, manufacture or distribution of any COVID-19 mRNA-LNP vaccines. However, we seek fair compensation for Pfizer’s and BioNTech’s use of our patented technology that was developed with great effort and at great expense, without which their COVID-19 mRNA-LNP vaccines would not have been successful. On July 10, 2023, Pfizer and BioNTech filed their answer to the complaint, affirmative defenses and counterclaims. We and Genevant filed our answer to these counterclaims on August 14, 2023. A scheduling conference was held on August 28, 2023 and the Court issued a Letter Order on September 7, 2023 setting dates up to but not including the date for a claim construction hearing. Scheduling of the claim construction hearing and subsequent case dates, including the date for trial, will be set at a later time that is yet to be determined. Document and written discovery in the action is ongoing.

Acuitas Declaratory Judgment Lawsuit

On March 18, 2022, Acuitas filed a lawsuit against us and Genevant in the U.S. District Court for the Southern District of New York, asking the court to enter declaratory judgment that Arbutus patent Nos. 8,058,069, 8,492,359, 8,822,668, 9,006,417, 9,364,435, 9,404,127, 9,504,651, 9,518,272, and 11,141,378 do not infringe Pfizer and BioNTech’s COVID-19 vaccine, COMIRNATY, which uses an mRNA lipid provided, under license, by Acuitas. Acuitas also seeks a declaration that each of the listed patents is invalid. On June 24, 2022, we and Genevant sought a pre-motion conference concerning our anticipated motion to dismiss all of Acuitas’ claims due to lack of subject matter jurisdiction. The request for a pre-motion conference was granted, but the case was subsequently re-assigned to a new judge who entered an order directing: (i) Acuitas to inform the court whether it intended to file an amended complaint; (ii) that Acuitas must file any amended complaint by a certain date; and (iii) that if Acuitas did not file an amended complaint, we and Genevant must file our motion to dismiss by a certain date. Acuitas filed its amended complaint on September 6, 2022. On October 4, 2022, we and Genevant filed our motion to dismiss the Acuitas action for lack of subject matter jurisdiction based on the lack of a case or controversy. Acuitas filed its opposition to the motion to dismiss on November 1, 2022, and we and Genevant filed our reply brief on November 16, 2022 at which point the motion was fully briefed. A status conference for the action was set for August 9, 2023, however on August 4, 2023, Acuitas voluntarily dismissed its complaint in the Southern District of New York and refiled a virtually identical complaint in the District Court of New Jersey (D. N.J.) where the Pfizer/BioNTech matter is currently pending, except that the 9,404,127 patent is not at issue in the New Jersey action, and Acuitas also added two additional patents to its New Jersey declaratory judgment action ((U.S. Patent Nos. 11,298,320 and 11,318,098) that were not at issue in its New York action. On September 15, 2023, we and Genevant filed a letter with the Court seeking a premotion conference for a motion to dismiss and subsequently filed our and Genevant’s motion to dismiss on October 13, 2023. Acuitas filed its opposition on November 1, 2023 and we and Genevant filed our reply on November 16, 2023. Acuitas filed a request to commence discovery on November 18, 2023, to which we and Genevant responded on November 20, 2023. A ruling on the motion to dismiss, which is expected to be decided on the papers, has not yet issued. Discovery has not yet commenced in this action.

Potential Additional Payments Related to the Acquisition of Enantigen Therapeutics, Inc.

In October 2014, Arbutus Inc., our wholly-owned subsidiary, acquired all of the outstanding shares of Enantigen Therapeutics, Inc. (Enantigen) pursuant to a stock purchase agreement. The amount paid to Enantigen’s selling shareholders could be up to an additional $102.5 million in sales performance milestones in connection with the sale of the first commercialized product by us for the treatment of HBV, regardless of whether such product is based upon assets acquired under this agreement, and a low single-digit royalty on net sales of such first commercialized HBV product, up to a maximum royalty payment of $1.0 million that, if paid, would be offset against our performance milestone payment obligations.

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

In addition to our proprietary expertise, we own a portfolio of patents and patent applications directed to HBV core/capsid protein assembly inhibitors, HBV surface antigens secretion inhibitors, coronavirus main protease inhibitors, LNP inventions, LNP compositions for delivering nucleic acids such as mRNA and RNAi, the formulation and manufacture of LNP-based pharmaceuticals, chemical modification of RNAi molecules, and RNAi drugs and processes directed at particular disease indications. In the United States our patents might be challenged by inter partes review or opposition proceedings. In Europe, upon grant, a period of nine months is allowed for notification of opposition to such granted patents.  If our patents are subjected to inter partes review or opposition proceedings, we would incur significant costs to defend them. Further, our failure to prevail in any such proceedings could limit the patent protection available to our therapeutic HBV programs, coronavirus programs or RNAi platform, including our product candidates.

We own more than 55 patent families related to our compounds, formulations, and technology, but we cannot be certain that issued patents will be enforceable or provide adequate protection or that pending patent applications will result in issued patents.

The following table shows the estimated expiration dates, based on filing dates of pending patent applications, in the United States and the European Union for the primary patents for our product candidates currently in clinical trials.

Product candidate	Estimated Patent Expiration in US	Estimated Patent Expiration in EU
Imdusiran	2038	2038
AB-101	2042	2042

Human Capital

Employee Composition

As of December 31, 2023, we had 73 full-time employees, 51 of whom were engaged in research and development, including two medical doctors, 28 individuals with Doctors of Philosophy (PhD) degrees, and another 21 individuals with Master of Science degrees. Our workforce is 50% female and 31% of our employees holding a position of vice president or higher are female. None of our employees are represented by a labor union or covered by a collective bargaining agreement, nor have we experienced any work stoppages. We believe that relations with our employees are good. We supplement our in-house expertise with outsourced capabilities when it would be cost prohibitive to build our own in-house capabilities. For example, we outsource a substantial portion of our clinical trial work to clinical research organizations and a majority of our drug manufacturing is out-sourced to contract manufacturers. Our in-house clinical development and manufacturing teams implement our development strategies and oversee the activities of our outside vendors.

Employee Oversight, Training and Development

We are invested in the professional development of our employees. In order to promote long-term retention and to maximize the potential of our employees, we provide individualized performance management programs. We also offer needs-based supplemental training to our employees. In order to monitor employee satisfaction and as well to identify ways in which employee satisfaction and engagement can be improved, we also survey our employees on a regular basis, reporting the results of the surveys to management and to our board of directors. We continue to score very well on our employee surveys and our voluntary employee turnover remains well under industry average based on market data.

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

Safety in the Workplace

We strive to provide a productive and safe working environment for our employees. To protect the health and safety of our employees, we have a Health and Safety Committee, officially certified by the Pennsylvania Department of Labor and Industry - Bureau of Workers Compensation, which is committed to the principles of leadership, responsibility, prevention, and compliance. We follow all recognized Environmental Health and Safety standards and management systems. We have also established an Occupational Health and Safety policy and related standard operating procedures, all of which are used to train our employees in the proper procedures for the workplace. We also solicit employee and contractor recommendations to improve on the safety of our working conditions.

Diversity, Equity and Inclusion

Our commitment to diversity and inclusion is demonstrated by our placement of ultimate responsibility for diversity, equity and inclusion with our board of directors, informed by the recommendations of management and the board’s Nominating and Governance Committee. Our Code of Business Conduct (the Code of Conduct) prohibits discrimination and harassment of any kind, including discrimination or harassment based on age, race, ethnicity, religion, gender, sexual preference and disability. In addition to our anti-harassment and human rights policies, we also require mandatory annual training in unconscious bias and anti-harassment. Some of the diversity and inclusion initiatives at Arbutus include the formation of a Diversity and Inclusion Committee comprised of Arbutus employees and the broadening of the geographical reach of our recruitment efforts. We also celebrate Juneteenth as a corporate holiday.

Our Contribution to World Health

We are dedicated to meaningfully contributing to world health. We are pursuing the mission of finding a functional cure for hepatitis B viral infections, an unmet medical need affecting over 290 million people worldwide.

Governance

As stated in our Code of Conduct, we are committed to complying with all applicable laws, rules and regulations not just in the United States and Canada, but in all the countries in which we operate. In addition to mandating training on our Code of Conduct on an annual basis, we also provide annual training on insider trading, anti-bribery and anti-corruption, among other topics. In addition, we require our suppliers’ agreements to comply with anti-bribery and anti-fraud provisions, and to comply with all applicable laws. All vendors also receive our Code of Conduct at the time of their engagement with us. We comply with all applicable regulations in conducting clinical trials, including FDA ethical regulations, the Declaration of Helsinki and the International Conference on Harmonisation - good Clinical Practices (ICH-GCP).

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

As a significant unmet medical need exists for HBV, there are several large and small pharmaceutical companies focused on delivering singular or combinations of therapeutics for the treatment of HBV. These companies include, but are not limited to, GlaxoSmithKline, Roche, Vir Biotechnology, Gilead Sciences, Assembly, Enanta Pharmaceuticals, Aligos Therapeutics, Barinthus, Ascletis Pharma, Inc. and Brii Biosciences Ltd. These companies are developing products such as antisense oligonucleotides, capsid inhibitors, RNAi therapeutics, immune modulators and surface antigen inhibitors. These product candidates are in various stages of preclinical and clinical development. Further, in addition to current investigational therapeutics in development, it is likely that additional drugs will become available in the future for the treatment of HBV.

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

Manufacturing

We currently rely on third-party manufacturers to supply drug substance and drug products, including imdusiran and AB-101, for our ongoing and anticipated clinical trials and non-clinical studies. We currently have no plans to establish any large-scale internal manufacturing facilities for our product candidates.

Government Regulation

Regulation by governmental authorities in the United States and in other countries is a significant consideration in our product development, manufacturing and, if our product candidates are approved, marketing strategies. We expect that all our product candidates will require regulatory approval by the FDA and by similar regulatory authorities in foreign countries prior to commercialization and will be subjected to rigorous preclinical, clinical, and post-approval testing to demonstrate safety and effectiveness, as well as other significant regulatory requirements and restrictions in each jurisdiction in which we would seek to market our products. In the United States, we are subject to extensive regulation by the FDA and other federal, state, and local regulatory agencies. United States federal laws, such as the Federal Food, Drug, and Cosmetic Act (FD&C Act), and regulations issued thereunder, govern the testing, development, manufacture, quality control, safety, effectiveness, approval, storage, labeling, record keeping, reporting, distribution, import, export, sale, and marketing of all biopharmaceutical products intended for therapeutic purposes. We believe that we and the third parties that work with us are in compliance in all material respects with currently applicable laws, rules and regulations; however, any failure to comply could have a material negative impact on our ability to successfully develop and commercialize our products, and therefore on our financial performance. In addition, the laws, rules and regulations that apply to our business are subject to change and it is difficult to foresee whether, how, or when such changes may affect our business.

Obtaining governmental approvals to market our product candidates and maintaining ongoing compliance with applicable federal, state, local and foreign statutes and regulations following any such approvals will require the expenditure of significant financial and human resources.

Development and Approval

The process to develop and obtain approval for biopharmaceutical products for commercialization in the United States and many other countries is lengthy, complex and expensive, and the outcome is far from certain. Although foreign requirements for conducting clinical trials and obtaining approval may differ in certain respects from those in the United States, there are many similarities and they often are equally rigorous, and the outcome cannot be predicted with confidence. A key component of any submission for approval in any jurisdiction is preclinical and clinical data demonstrating the product candidate’s safety and effectiveness.

Preclinical Testing. Before testing any product candidate in humans in the United States, a company must develop preclinical data, generally including laboratory evaluation of the product candidate’s chemistry and formulation, as well as toxicological and pharmacological studies in animal species to assess safety and quality. Certain types of animal studies must be conducted in compliance with the FDA’s Good Laboratory Practice (GLP) regulations and the Animal Welfare Act, which is enforced by the Department of Agriculture.

IND Application. A person or entity sponsoring clinical trials in the United States to evaluate a product candidate’s safety and effectiveness must submit to the FDA, prior to commencing such trials, an investigational new drug (IND) application, which contains, among other data and information, preclinical testing results and provides a basis for the FDA to conclude that there is an adequate basis for testing the drug in humans. If the FDA does not object to the IND application within 30 days of submission, the clinical testing proposed in the IND may begin. Even after the IND has gone into effect and clinical testing has begun, the FDA may put the clinical trials on “clinical hold,” suspending (or in some cases, ending) them because of safety concerns or for other reasons.

Clinical Trials. Clinical trials involve administering a product candidate to human volunteers or patients under the supervision of a qualified clinical investigator. Clinical trials are subject to extensive regulation. In the United States, this includes compliance with the FDA’s bioresearch monitoring regulations and current good clinical practices (GCP) requirements, which establish standards for conducting, recording data from, and reporting the results of clinical trials, with the goals of assuring that the data and results are credible and accurate and that study participants’ rights, safety and well-being are protected. Each clinical trial must be conducted under a protocol that details, among other things, the study objectives and parameters for monitoring safety and the efficacy criteria, if any, to be evaluated. The protocol is submitted to the FDA as part of the IND and reviewed by the agency. Additionally, each clinical trial must be reviewed, approved and conducted under the auspices of an Institutional Review Board (IRB). The sponsor of a clinical trial, the investigators and IRBs each must comply with requirements and restrictions that govern, among other things, obtaining informed consent from each study subject, complying with the protocol and investigational plan, adequately monitoring the clinical trial, and timely reporting AEs. Foreign studies conducted under an IND must meet the same requirements applicable to studies conducted in the United States. However, if a foreign study is not conducted under an IND, the data may still be submitted to the FDA in support of a product application, if the study was conducted in accordance with GCP and the FDA is able to validate the data.

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

When a clinical trial is carried out in the European Union, the Clinical Trials Regulation (CTR) provides the regulatory framework. On January 31, 2022, this CTR repealed the Clinical Trials Directive (CTD) and national implementing legislation in the European Union Member States. From January 31, 2025, all trials approved under the old CTD that continue running after this date, will need to comply with the new CTR. Until January 30, 2023, clinical trial sponsors could choose whether to start a new clinical trial under the CTD or under the new CTR. However, from January 31, 2023 onwards, new clinical trials would automatically fall under the scope of the new CTR. The main characteristics of the CTR include: a streamlined application procedure to the EMA through a single entry point, the “Clinical Trials Information System” enabling sponsors to apply for clinical trial authorization in up to 30 European countries; a single set of documents to be prepared and submitted for the application as well as simplified reporting procedures for clinical trial sponsors; and a harmonized procedure for the assessment of applications for clinical trials.

NDA Submission and Review. After completing the clinical studies, a sponsor seeking approval to market a product candidate in the United States submits to the FDA a New Drug Application (NDA). The NDA is a comprehensive application intended to demonstrate the product candidate’s safety and effectiveness and includes, among other things, preclinical and clinical data, information about the product candidate’s composition, the sponsor’s plans for manufacturing and packaging and proposed labeling. When an NDA is submitted, the FDA makes an initial determination as to whether the application is sufficiently complete to be accepted for review. If the application is not, the FDA may refuse to accept the NDA for filing and request additional information. A refusal to file, which requires resubmission of the NDA with the requested additional information, delays review of the application.

FDA performance goals generally provide for action on an NDA within 10 months of the 60-day filing date, or within 12 months of the NDA submission. That deadline can be extended under certain circumstances, including by the FDA’s requests for additional information. The targeted action date can also be shortened to 6 months of the 60-day filing date, or 8 months after NDA submission for product candidates that are granted priority review designation because they are intended to treat serious or life-threatening conditions and demonstrate the potential to address unmet medical needs. The FDA has other programs to expedite development and review of product candidates that address serious or life-threatening conditions. For example, the Fast Track program is intended to facilitate the development and review of new drugs that demonstrate the potential to address unmet medical needs involving serious or life-threatening diseases or conditions. If a product candidate receives Fast Track designation, the FDA may review sections of the NDA on a rolling basis, rather than requiring the entire application to be submitted to begin the review. Product candidates with Fast Track designation also may be eligible for more frequent meetings and correspondence with the FDA about the product candidate’s development. Another FDA program intended to expedite development is the Accelerated Approval pathway, which allows approval on the basis of a surrogate endpoint that is reasonably likely to predict clinical benefit or on an intermediate clinical endpoint. To qualify for review under the Accelerated Approval pathway, a product candidate must treat a serious condition, provide a meaningful advantage over available therapies, and demonstrate an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit or on an intermediate clinical endpoint. On December 29, 2022, Congress enacted the Consolidated Appropriations Act of 2023, which included several changes to the Accelerated Approval pathway within the Food and Drug Omnibus Reform Act (FDORA). Under FDORA, the FDA must specify the conditions for any post-approval studies before granting an Accelerated Approval. FDORA gives the agency significant flexibility in setting forth such conditions, which may include enrollment targets, study protocol and milestones—including the target date of study completion. The FDA may also require, as appropriate, that certain post-approval studies be underway prior to Accelerated Approval or within a specified time from the date of approval. Accelerated Approval sponsors are required to report progress every six months on required post-approval trials. Breakthrough Therapy designation, which is available for product candidates under development for serious or life-threatening conditions and where preliminary clinical evidence shows that the product candidate may have substantial improvement on at least one clinically significant endpoint over available therapies, means that a product candidate will be eligible for all of the benefits of Fast Track designation, as well as more intensive guidance from the FDA on an efficient drug development program and a commitment from the agency to involve senior FDA managers in such guidance. Even if a product candidate qualifies for Fast Track designation or Breakthrough Therapy designation, the FDA may later decide that the product no longer meets the conditions for designation and may rescind the designation, and/or may determine that the product does not meet the standards for approval. As applicable, we anticipate seeking to utilize these programs to expedite the development and review of our product candidates, but we cannot ensure that our product candidates will qualify for such programs, or that we will be able to maintain such designations if we qualify for such programs.

The FDA reviews applications to determine, among other things, whether a product is safe and effective for its intended use and whether the manufacturing controls are adequate to assure and preserve the product’s identity, strength, quality, and purity. For some NDAs, the FDA may convene an advisory committee to seek insights and recommendations on issues relevant to approval of the application. Although the FDA is not bound by the recommendation of an advisory committee, the agency considers such recommendations carefully when making decisions. Before approving a new drug product, the FDA also requires that the facilities at which the product will be manufactured or advanced through the supply chain be in compliance with current good manufacturing practices (GMP) requirements and regulations governing, among other things, the manufacture, shipment, and storage of the product. The FDA also can conduct audits to determine if the clinical trials were conducted in compliance with GCP. After review of an NDA, the FDA may grant marketing approval, request additional information, or issue a complete response letter (CRL) communicating the reasons for the agency’s decision not to approve the application. The CRL may request additional information, including additional preclinical or clinical data, for the FDA to reconsider the application. An NDA may be resubmitted with the deficiencies addressed, but resubmission does not guarantee approval. Data from clinical trials are not always conclusive, and the FDA’s interpretation of data may differ from the sponsor’s. Obtaining approval can take years, requires substantial resources and depends on a number of factors, including the severity of the targeted disease or condition, the availability of alternative treatments, and the risks and benefits demonstrated in clinical trials. Additionally, as a condition of approval, the FDA may impose restrictions that could affect the commercial prospects of a product and increase our costs, such as a Risk Evaluation and Mitigation Strategy (REMS), and/or post-approval commitments to conduct additional clinical trials or non-clinical studies or to conduct surveillance programs to monitor the product’s effects. Under the Pediatric Research Equity Act (PREA), certain applications for approval must also include an assessment, generally based on clinical study data, of the safety and effectiveness of the subject product in relevant pediatric populations, unless a waiver or deferral is granted.

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

Competition. The Drug Price Competition and Patent Term Restoration Act of 1984 (the Hatch-Waxman Act) establishes two abbreviated approval pathways for product candidates that are in some way follow-on versions of already approved branded NDA products: (i) generic versions of the approved reference listed drug (RLD), which may be approved under an abbreviated new drug application (ANDA) by showing that the generic product is the “same as” the approved product in key respects; and (ii) a product that is similar but not identical to a listed drug, which may be approved under a 505(b)(2) NDA, in which the sponsor relies to some degree on information from investigations that were not conducted by or for the applicant and for which the applicant has not obtained a right of reference, and submits its own product-specific data to support the differences between the product and the listed drug.

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

Exclusivity and Patent Protection. In the United States and elsewhere, certain regulatory exclusivities and patent rights can provide an approved drug product with protection from certain competitors’ products for a period of time and within a certain scope. In the United States, those protections include regulatory exclusivity under the Hatch-Waxman Act, which provides periods of exclusivity for a branded drug product that would serve as an RLD for a generic drug applicant filing and an ANDA under section 505(j) of the FD&C Act or as a listed drug for an applicant filing an NDA under section 505(b)(2) of the FD&C Act. If such a product is a “new chemical entity” (NCE) generally meaning that the active moiety has never before been approved in any drug, there is a period of five years from the product’s approval during which the FDA may not accept for filing any ANDA or 505(b)(2) application for a drug with the same active moiety. An ANDA or 505(b)(2) application may be submitted after four years, however, if the sponsor of the application makes a Paragraph IV certification (as described above). Such a product that is not an NCE may qualify for a three-year period of exclusivity if its NDA contains new clinical data (other than bioavailability studies), derived from studies conducted by or for the sponsor, that were necessary for approval. In this instance, the three-year exclusivity period does not preclude filing or review of an ANDA or 505(b)(2) application; rather, the FDA is precluded from granting final approval to the ANDA or 505(b)(2) application until three years after approval of the RLD. This three-year exclusivity applies only to the conditions of approval that required submission of the clinical data.

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

In the European Union, new medicinal products are granted a protection period of eight years of data exclusivity and an additional two years of market exclusivity. As such, for a period of eight years, generics cannot use the data of the innovator to obtain a marketing authorization. Only after eight years have lapsed, other parties that apply for a marketing authorization (generics or biosimilars) may make reference to the dossier of the originator product. Only after another two years (i.e., a total of ten years) may a generic or biosimilar medicinal product be placed on the market.

In April 2023, the European Commission published a proposal to reform this system. In this proposal, the current standard period of regulatory data protection will be reduced from eight years to six years. The legislative process for this reform is expected to take several years. It is currently uncertain if the proposal will be adopted in its current form, and it is uncertain if and when the revised legislation would enter into force.

Emergency Use Authorization (EUA). The Secretary of Health and Human Services may authorize unapproved medical products to be marketed in the context of an actual or potential emergency that has been designated by the U.S. government. The COVID-19 pandemic has been designated as such a national emergency. After an emergency has been announced, the Secretary of Health and Human Services may authorize the issuance of and the FDA Commissioner may issue EUAs for the use of specific products based on criteria established by the FDCA, including that the product at issue may be effective in diagnosing, treating, or preventing serious or life-threatening diseases when there are no adequate, approved, and available alternatives. Although the criteria of an EUA differ from the criteria for approval of an NDA, EUAs nevertheless require the development and submission of data to satisfy the relevant FDA standards, and a number of ongoing compliance obligations.

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

However, an important and foreseeable example of new legislation is the forthcoming European Union pharmaceutical legislation revision. The European Commission presented a legislative proposal in April 2023 that would change European Union pharmaceutical law with respect to for example regulatory data exclusivity, environmental risk assessment, medicines shortages and other topics. The legislative process for this reform is expected to take several years. It is currently uncertain if the proposal will be adopted in its current form, and it is uncertain if and when the revised legislation would enter into force.

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

•The fraud provisions of the Health Insurance Portability and Accountability Act of 1996 (HIPAA), which impose criminal liability for knowingly and willfully executing a scheme to defraud any healthcare benefit program, including private third-party payors, and prohibit knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement or representation, or making or using any false writing or document knowing the same to contain any materially false fictitious or fraudulent statement or entry, in connection with the delivery of or payment for healthcare benefits, items or services.

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

•The U.S. federal Physician Payment Sunshine Act, being implemented as the Open Payments Program, which requires manufacturers of drugs, devices, biologics, and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to report annually to the Centers for Medicare and Medicaid Services (CMS) information related to direct or indirect payments and other transfers of value to physicians, physician assistants, nurse practitioners, clinical nurse specialists, certified nurse anesthetists, certified nurse-midwives, and teaching hospitals, as well as ownership and investment interests held in the company by physicians and their immediate family members.

•The federal Foreign Corrupt Practices Act of 1997 and other similar anti-bribery laws in other jurisdictions generally prohibit companies and their intermediaries from providing money or anything of value to officials of foreign governments, foreign political parties or international organizations with the intent to obtain or retain business or seek a business advantage. Recently, there has been a substantial increase in anti-bribery law enforcement activity by United States regulators, with more frequent and aggressive investigations and enforcement proceedings by both the Department of Justice and the United States Securities and Exchange Commission (the SEC). Violations of United States or foreign laws or regulations could result in the imposition of substantial fines, interruptions of business, loss of supplier, vendor or other third-party relationships, termination of necessary licenses and permits and other legal or equitable sanctions. Other internal or government investigations or legal or regulatory proceedings, including lawsuits brought by private litigants, may also follow as a consequence.

Violations of any of the laws described above or any other governmental regulations are punishable by significant civil, criminal and administrative penalties, damages, imprisonment, fines and exclusion from government-funded healthcare programs, such as Medicare and Medicaid. Although compliance programs can mitigate the risk of investigation and prosecution for violations of these laws, the risks cannot be entirely eliminated. Moreover, achieving and sustaining compliance with applicable federal and state privacy, security and fraud laws may prove costly.

Privacy Laws. We are also subject to federal, state and foreign laws and regulations governing data privacy, the security of personal information, including health information, and the collection, use and disclosure, and protection of health-related and other personal information. The legislative and regulatory landscape for privacy and data protection continues to evolve, and there has been an increasing focus on privacy and data protection issues that may affect our business, including recently enacted laws in all jurisdictions where we operate.  Numerous federal and state laws, including state security breach notification laws, state health information privacy laws, state genetic privacy laws, and federal and state consumer protection and privacy laws, (including, for example, Section 5 of the Federal Trade Commission Act (FTC Act), and the California Consumer Privacy Act (CCPA)) govern the collection, use and disclosure of personal information. These laws may differ from each other in significant ways, thus complicating compliance efforts. Federal regulators, state attorneys general, and plaintiffs’ attorneys have been and will likely continue to be active in this space. Activities outside of the U.S. implicate local and national data protection standards, impose additional compliance requirements and generate additional risks of enforcement for non-compliance. The European Union’s General Data Protection Regulation, including as implemented in the United Kingdom, (collectively, GDPR) and other data protection, privacy and similar national, state/provincial and local laws may restrict the access, use, storage, disclosure and other processing activities concerning patient health information abroad. Compliance efforts will likely be an increasing and substantial cost in the future.

Failure to comply with such laws and regulations could result in government enforcement actions and create liability for us (including the imposition of significant penalties), private litigation and/or adverse publicity that could negatively affect our business. In addition, if we successfully commercialize our product candidates, we may obtain patient health information from healthcare providers that prescribe our products and research institutions we collaborate with, and they are subject to privacy and security requirements under HIPAA.  Although we are not directly subject to HIPAA other than potentially with respect to providing certain employee benefits, we could potentially be subject to criminal penalties if we, or our affiliates or our agents knowingly receive individually identifiable health information maintained by a HIPAA-covered entity in a manner that is not authorized or permitted by HIPAA.

The Federal Trade Commission (FTC) also sets expectations for failing to take appropriate steps to keep consumers’ personal information secure, or failing to provide a level of security commensurate to promises made to individual about the security of their personal information (such as in a privacy notice), which may constitute unfair or deceptive acts or practices in violation of Section 5(a) of the FTC Act. The FTC expects a company’s data security measures to be reasonable and appropriate in light of the sensitivity and volume of consumer information it holds, the size and complexity of its business, and the cost of available tools to improve security and reduce vulnerabilities. Individually identifiable health information is considered sensitive data that merits stronger safeguards. With respect to privacy, the FTC also sets expectations for failing to honor the privacy promises made to individuals about how the company handles consumers’ personal information; such failure may also constitute unfair or deceptive acts or practices in violation of the FTC Act. Enforcement by the FTC under the FTC Act can result in civil penalties or enforcement actions.

In California, the CCPA establishes certain requirements for data use and sharing transparency and provides California residents certain rights concerning the use, disclosure, and retention of their personal information. The CCPA and its implementing regulations have already been amended multiple times since their enactment. In November 2020, California voters approved the California Privacy Rights Act (CPRA) ballot initiative which introduced significant amendments to the CCPA and established and funded a dedicated California privacy regulator, the California Privacy Protection Agency (CPPA). The amendments introduced by the CPRA went into effect on January 1, 2023, and implementing regulations continue to be introduced by the CPPA. Failure to comply with the CCPA may result in, among other things, significant civil penalties and injunctive relief, or statutory or actual damages. In addition, California residents have the right to bring a private right of action in connection with certain types of incidents. These claims may result in significant liability and damages. Other states, including Virginia, Colorado, Utah, Indiana, Iowa, Tennessee, Montana, Texas and Connecticut have enacted privacy laws similar to the CCPA that impose new obligations or limitations in areas affecting our business and we continue to assess the impact of these state legislations on our business as additional information and guidance becomes available. Similarly, there are a number of legislative proposals in the United States, at both the federal and state level, that could impose new obligations or limitations in areas affecting our business. These laws and regulations are evolving and subject to interpretation, and may impose limitations on our activities or otherwise adversely affect our business.

Activities outside of the U.S. implicate local and national data protection standards, impose additional compliance requirements and generate additional risks of enforcement for non-compliance. The European Union’s/United Kingdom’s GDPR and other data protection, privacy and similar national, state/provincial and local laws may also restrict the access, use, storage, disclosure and other processing activities concerning patient health information abroad. We may be required to expend significant capital and other resources to ensure ongoing compliance with applicable privacy, data protection and cybersecurity laws, to protect against security breaches and hackers, or to alleviate problems caused by such breaches. Compliance with these laws is difficult, constantly evolving, time consuming, and requires a flexible privacy framework and substantial resources. Compliance efforts will likely be an increasing and substantial cost in the future. There are also a number of legislative proposals in the European Union, the United States, at both the federal and state level, and other jurisdictions that could impose new obligations or limitations in areas affecting our business. In addition, some countries are considering or have passed legislation implementing data protection requirements such as local storage and processing of data or similar requirements that could increase the cost and complexity of delivering our services and research activities. These laws and regulations, as well as any associated claims, inquiries, or investigations or any other government actions may lead to unfavorable outcomes including increased compliance costs, delays or impediments in the development of new products, negative publicity, increased operating costs, diversion of management time and attention, and remedies that harm our business, including fines or demands or orders that we modify or cease existing business practices. The GDPR imposes significant fines and other administrative penalties to which we could be subject in the event of any non-compliance, including fines of up to EUR 10,000,000 or up to 2% of our total worldwide annual turnover for certain comparatively minor offenses, or up to EUR 20,000,000 or up to 4% of our total worldwide annual turnover for more serious offenses. The GDPR also confers a private right of action on data subjects and consumer associations to lodge complaints with data protection authorities, seek judicial remedies, and obtain compensation for damages resulting from violations of the GDPR.

With regard to the transfer of personal data, the GDPR restricts the ability of companies to transfer personal data from the European Economic Area to the United States and other countries, which may adversely affect our ability to transfer personal data or otherwise may cause us to incur significant costsfor implementing lawful transfer mechanisms, conducting data transfer impact assessments, and implementing additional measures where necessary to ensure that personal data transferred are adequately protected in a manner essentially equivalent to the EU. The GDPR provides different transfer mechanisms we can use to lawfully transfer personal data from the EU to countries outside the EU. An example is relying on adequacy decisions of the European Commission, such as the EU-U.S. Data Privacy Framework which was adopted by the European Commission in July 2023. The adequacy decision concludes that the U.S. ensures an adequate level of protection (compared to that of the EU) for personal data transferred from the EU to U.S. companies participating in the EU-U.S. Data Privacy Framework. The adequacy decisions of the European Commission are subject to periodic reviews and may be amended or withdrawn. Another example of a lawful transfer mechanism is using the EU Standard Contractual Clauses as approved by the European Commission in June 2021, which are the most common used transfer mechanism used to transfer personal data out of the EU. In order to use the EU Standard Contractual Clauses mechanism, the exporter and the importer must ensure that the importer may guarantee a level of personal data protection in the importing country’s level of protection must be adequate that is essentially equivalent to that of the European Economic Area. Compliance with EU data transfer obligations involves conducting transfer impact assessments, which includes documenting detailed analyses of data access and protection laws in the countries in which data importers are located, which can be costly and time-consuming. Data importers must also expend resources in analyzing their ability to comply with transfer obligations, including implementing new safeguards and controls to further protect personal data After the European Court of Justice’s ruling in July 2020, companies may no longer rely on the EU-U.S. Privacy Shield Framework as a basis to transfer personal data from the European Union to the United States, but U.S.-based companies may rely on other authorized means and procedures to transfer personal data provided by the GDPR.

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

If we successfully commercialize any of our products, we may participate in the Medicaid Drug Rebate Program. Participation is required for federal funds to be available for our products under Medicaid and Medicare Part B. Under the Medicaid Drug Rebate Program, we would be required to pay a rebate to each state Medicaid program for our covered outpatient drugs that are dispensed to Medicaid beneficiaries and paid for by a state Medicaid program as a condition of having federal funds being made available to the states for our drugs under Medicaid and under Part B of the Medicare program. Rebates owed by manufacturers under the Medicaid Drug Rebate Program are no longer subject to a cap as of January 1, 2024, which could adversely affect our rebate liability.

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

Medicare is a federal program that is administered by the federal government that covers individuals age 65 and over or that are disabled as well as those with certain health conditions. Medicare Part B generally covers drugs that must be administered by physicians or other health care practitioners; among others. Medicare Part B generally pays for such drugs under a payment methodology based on the average sales price of the drugs. Manufacturers are required to report average sales price information to CMS on a quarterly basis. The manufacturer-submitted information may be used by CMS to calculate Medicare payment rates. Manufacturers are obligated to pay refunds to Medicare for single source drugs or biologicals, or biosimilar biological products, reimbursed under Medicare Part B and packaged in single-dose containers or single-use packages, for units of discarded drug reimbursed by Medicare Part B in excess of 10 percent of total allowed charges under Medicare Part B for that drug. Manufacturers that fail to pay refunds could be subject to civil monetary penalties of 125 percent of the refund amount. Further, the Inflation Reduction Act of 2022 (IRA) establishes a Medicare Part B inflation rebate scheme, under which, generally speaking, manufacturers will owe rebates if the average sales price of a Part B drug increases faster than the pace of inflation. Failure to timely pay a Part B inflation rebate is subject to a civil monetary penalty.

Medicare Part D generally provides coverage to enrolled Medicare patients for self-administered drugs (i.e., drugs that are not administered by a physician). Medicare Part D is administered by private prescription drug plans approved by the U.S. government and, subject to detailed program rules and government oversight, each drug plan establishes its own Medicare Part D formulary for prescription drug coverage and pricing, which the drug plan may modify from time to time. The prescription drug plans negotiate pricing with manufacturers and pharmacies, and may condition formulary placement on the availability of manufacturer discounts. In addition, under the coverage gap discount program, manufacturers are required to provide a 70% discount on brand name prescription drugs utilized by Medicare Part D beneficiaries when those beneficiaries are in the coverage gap phase of the Part D benefit design. Civil monetary penalties could be due if a manufacturer were to fail to offer discounts under the coverage gap discount program. The IRA sunsets the coverage gap discount program starting in 2025 and replaces it with a new manufacturer discount program. Failure to pay a discount under this new program will be subject to a civil monetary penalty. In addition, the IRA established a Medicare Part D inflation rebate scheme, under which, generally speaking, manufacturers will owe additional rebates if the average manufacturer price of a Part D drug increases faster than the pace of inflation. Failure to timely pay a Part D inflation rebate is subject to a civil monetary penalty.

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

In addition, in order to be eligible to have its products paid for with federal funds under the Medicaid and Medicare Part B programs and purchased by the Department of Veterans Affairs (the VA), Department of Defense (DoD), Public Health Service, and Coast Guard (the Big Four Agencies) and certain federal grantees, a manufacturer also must participate in the VA Federal Supply Schedule (FSS) pricing program, established by Section 603 of the Veterans Health Care Act of 1992 (the VHCA). Under this program, the manufacturer is obligated to make its covered drugs (innovator multiple source drugs, single source drugs, and biologics) available for procurement on an FSS contract and charge a price to the Big Four Agencies that is no higher than the Federal Ceiling Price (FCP), which is a price calculated pursuant to a statutory formula. The FCP is derived from a calculated price point called the “non-federal average manufacturer price” (Non-FAMP), which we will be required to calculate and report to the VA on a quarterly and annual basis. Moreover, pursuant to Defense Health Agency (DHA) regulations, manufacturers must provide rebates on utilization of their innovator and single source products that are dispensed to TRICARE beneficiaries by TRICARE network retail pharmacies. The formula for determining the rebate is established in the regulations and is based on the difference between the annual non-federal average manufacturer price and the Federal Ceiling Price, each required to be calculated by us under the VHCA. The requirements under the Medicaid Drug Rebate Program, 340B program, FSS, and TRICARE programs could reduce the revenue we may generate from any products that are commercialized in the future and could adversely affect our business and operating results.

United States Healthcare Reform

The United States and many foreign jurisdictions have enacted or proposed legislative and regulatory changes affecting the healthcare system that could prevent or delay marketing approval of our product candidates, restrict or regulate post-approval activities and affect our ability to profitably sell any product candidate for which we obtain marketing approval. The United States government, state legislatures and foreign governments also have shown significant interest in implementing cost-containment programs to limit the growth of government-paid healthcare costs, including price controls, restrictions on reimbursement and requirements for substitution of generic products for branded prescription drugs. Additionally, some states have established Prescription Drug Affordability Boards (or similar entities) to review high-cost drugs and, in some cases, set upper payment limits.

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

The Affordable Care Act, as amended (the Affordable Care Act), has substantially changed the way healthcare is financed by both governmental and private insurers, and has significantly impacted the pharmaceutical industry. The Affordable Care Act was intended to broaden access to health insurance, reduce or constrain the growth of healthcare spending, enhance remedies against healthcare fraud and abuse, add new transparency requirements for healthcare and health insurance industries, impose new taxes and fees on pharmaceutical and medical device manufacturers, and impose additional health policy reforms.

Certain provisions of the Affordable Care Act have been subject to judicial challenges as well as efforts to modify them or to alter their interpretation and implementation. For example, the Tax Cuts and Jobs Act eliminated the tax-based shared responsibility payment for individuals who fail to maintain minimum essential coverage under section 5000A of the Internal Revenue Code of 1986, commonly referred to as the individual mandate. Additional legislative changes, regulatory changes, and judicial challenges related to the Affordable Care Act remain possible. It is unclear how efforts to modify or invalidate the Affordable Care Act or its implementing regulations, or portions thereof, will affect our business. Any such changes could decrease the number of individuals with health coverage. It is possible that the Affordable Care Act, as currently enacted or as it may be amended in the future, and other healthcare reform measures, including those that may be adopted in the future, could have a material adverse effect on our industry generally and on our ability to successfully commercialize our product candidates, if approved.

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

Corporate Information

Tekmira Pharmaceuticals Corporation (Tekmira) was incorporated pursuant to the British Columbia Business Corporations Act (BCBCA) on October 6, 2005, and commenced active business on April 30, 2007, when Tekmira and its parent company, Inex Pharmaceuticals Corporation (Inex), were reorganized under a statutory plan of arrangement (the Plan of Arrangement) completed under the provisions of the BCBCA. Pursuant to the Plan of Arrangement, all of Inex’s business was transferred to Tekmira.

Protiva Biotherapeutics Inc. (Protiva) was acquired on May 30, 2008.

On March 4, 2015, we completed a business combination pursuant to which OnCore Biopharma, Inc. (OnCore) became our wholly-owned subsidiary of Tekmira.

On July 31, 2015, we changed our corporate name from Tekmira Pharmaceuticals Corporation to Arbutus Biopharma Corporation and OnCore changed its corporate name to Arbutus Biopharma, Inc.

On January 1, 2018, Protiva was amalgamated with Arbutus Biopharma Corporation.

We had one wholly-owned subsidiary as of December 31, 2023: Arbutus Biopharma, Inc.

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
•develop and maintain successful strategic relationships; and
•manage our spending and cash requirements as our expenses are expected to continue to increase due to research and preclinical work, clinical trials, regulatory approvals, commercialization and maintaining our intellectual property portfolio.
If we are unsuccessful in accomplishing these objectives, we may not be able to develop our product candidates, raise capital, expand our business or continue our operations. The approach we are taking to discover and develop novel product candidates is unproven and may never lead to marketable products.

We are concentrating and intend to continue to concentrate our internal research and development efforts primarily on the discovery and development of product candidates targeting cHBV infection to ultimately develop a functional curative combination regimen. Our future success depends in part on the successful development of these product candidates. Our approach to the treatment of HBV is unproven, and we do not know whether we will be able to develop any products of commercial value.

There is no known functional cure for HBV. Any compounds that we develop may not effectively address HBV persistence. Even if we are able to develop compounds that address one or more of the key factors in the HBV life cycle (e.g., HBV replication, HBsAg expression and immune reactivation), targeting these key factors has not been proven to functionally cure HBV. If we cannot develop compounds to achieve our goal of functionally curing HBV internally, we may be unable to acquire additional product candidates on terms acceptable to us, or at all. Even if we are able to acquire or develop product candidates that address one of these mechanisms of action in preclinical studies, we may not succeed in demonstrating safety and efficacy of the product candidate in clinical trials. If we are unable to identify suitable compounds for preclinical and clinical development, we will not succeed in realizing our goal of a functional curative combination regimen for HBV.

We will require substantial additional capital to fund our operations. Additional funds may be dilutive to shareholders or impose operational restrictions. Further, if additional capital is not available, we may need to delay, limit or eliminate our research, development and commercialization programs and modify our business strategy.

Our principal sources of liquidity are cash, cash equivalents and investments in marketable securities, which were $132.3 million as of December 31, 2023. We believe that our $132.3 million of cash, cash equivalents and investments in marketable securities as of December 31, 2023 will be sufficient to fund our operations into the first quarter of 2026. However, changing circumstances may cause us to consume capital faster than we currently anticipate, and we may need to spend more money than currently expected because of such circumstances. Within the next several years, substantial additional funds will be required to continue with the active development of our pipeline product candidates and technologies. In particular, our funding needs may vary depending on a number of factors including:
•revenues earned from our licensing partners, including Alnylam, Qilu and Acuitas;
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

With the exception of the years ended December 31, 2006 and December 31, 2012, we have incurred losses each fiscal year since inception through the year ended December 31, 2023 and have not received any revenues other than from research and development collaborations, royalties, license fees and milestone payments. From inception to December 31, 2023, we have an accumulated net deficit of approximately $1.3 billion. Investment in drug development is highly speculative because it entails substantial upfront capital expenditures and significant risk that a product candidate will fail to gain regulatory approval or become commercially viable. We continue to incur significant research, development and other expenses related to our ongoing operations, including development of our product candidates. We do not expect to achieve profits until such time as product sales, milestone payments and royalty payments, if any, generate sufficient revenues to fund our continuing operations. We cannot predict if we will ever achieve profitability and, if we do, we may not be able to remain consistently profitable or increase our profitability.

We expect to continue to incur significant expenses and operating losses for the foreseeable future. We anticipate that our expenses will continue to be significant if and as we:
•continue our research and preclinical and clinical development of our product candidates;
•initiate additional preclinical, clinical or other studies or trials for our product candidates;
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
•completing research and preclinical and clinical development of our product candidates;
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

Even if our clinical trials are successfully completed as planned, the results may not support approval of our product candidates under the laws and regulations of the FDA or other regulatory authorities outside the United States. The clinical trial process may fail to demonstrate that our product candidates are both safe and effective for their intended uses. Preclinical and clinical data and analyses are often able to be interpreted in different ways. Even if we view our results favorably, if a regulatory authority has a different view, we may still fail to obtain regulatory approval of our product candidates.

Any of these occurrences may harm our business, financial condition, results of operations, cash flows and prospects significantly.

Preclinical studies and preliminary and interim data from clinical trials of our product candidates are not necessarily predictive of the results or success of ongoing or later clinical trials of our product candidates. If we cannot replicate the results from our preclinical studies and initial clinical trials of our product candidates in later clinical trials, we may be unable to successfully develop, obtain regulatory approval for and commercialize our product candidates.

Preclinical studies and any positive preliminary and interim data from our clinical trials of our product candidates may not necessarily be predictive of the results of ongoing or later clinical trials. A number of companies in the pharmaceutical and biotechnology industries, including us and many other companies with greater resources and experience than we, have suffered significant setbacks in clinical trials, even after seeing promising results in prior preclinical studies and clinical trials. Even if we are able to complete our planned clinical trials of our product candidates according to our current development timeline, initial positive results from preclinical studies and clinical trials of our product candidates may not be replicated in subsequent clinical trials. The design of our later stage clinical trials could differ in significant ways (e.g., inclusion and exclusion criteria, endpoints, statistical analysis plan) from our earlier stage clinical trials, which could cause the outcomes of the later stage trials to differ from those of our earlier stage clinical trials. If we fail to produce positive results in our planned clinical trials of any of our product candidates, the development timeline and regulatory approval and commercialization prospects for our product candidates, and, correspondingly, our business and financial prospects, would be materially adversely affected.

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

Several of our current preclinical studies and clinical trials are being conducted outside the United States, and the FDA may not accept data from trials conducted in locations outside the United States.

Several of our current preclinical studies and clinical trials are being conducted outside the United States and we may conduct further preclinical studies and clinical trials outside the United States in the future. We are currently conducting clinical trials in the United States, Moldova, Thailand, Taiwan, South Korea, Hong Kong, the United Kingdom, Australia and New Zealand, among other countries. To the extent we do not conduct these clinical trials under an IND, the FDA may not accept data from such trials. Although the FDA may accept data from clinical trials conducted outside the United States that are not conducted under an IND, the FDA’s acceptance of these data is subject to certain conditions. For example, the clinical trial must be well designed and conducted and performed by qualified investigators in accordance with ethical principles. The trial population must also adequately represent the United States population, and the data must be applicable to the United States population and United States medical practice in ways that the FDA deems clinically meaningful. In general, the patient population for any clinical trials conducted outside of the United States must be representative of the population for whom we intend to label the product in the United States. In addition, while these clinical trials are subject to the applicable local laws, FDA acceptance of the data will be dependent upon its ability to verify the data and its determination that the trials complied with all applicable United States laws and regulations. We cannot assure you that the FDA will accept data from trials conducted outside of the United States that are not conducted under an IND. If the FDA does not accept the data from such clinical trials, we likely would need to conduct additional trials, which would be costly and time-consuming and could delay or permanently halt our development of our product candidates.

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
•government review and approval of a submission containing, among other things, manufacturing, preclinical and clinical data; and
•compliance with GMP regulations.

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
•disagreement with our interpretation of preclinical or clinical data; and
•inadequacies in the manufacturing facilities or processes of third-party manufacturers.

The FDA or comparable regulatory authorities outside the United States may require us to conduct additional preclinical and clinical testing, which may delay or prevent approval of a product candidate and our commercialization plans, or cause us to abandon the development program. Further, any approval we receive may be for fewer or more limited indications than we request, may not include labeling claims necessary for successful commercialization of the product candidate, or may be contingent upon our conducting costly post-marketing studies. Any of these scenarios could materially harm the commercial prospects of a product candidate, and our operations will be adversely effected.

If a particular product candidate causes undesirable side effects, then we may be unable to receive regulatory approval of or commercialize such product candidate.

We may experience numerous unforeseen events during, or as a result of, the testing process that could delay or prevent commercialization of any of our product candidates, including the occurrence of undesirable side effects. Such side effects could lead to clinical trial challenges, such as difficulties in subject recruitment, retention, and adherence, potential product liability claims, and possible termination by health authorities. These types of clinical trial challenges could in turn, delay or prevent regulatory approval of our product candidate. Side effects may also lead regulatory authorities to require stronger product warnings on the product label, costly post-marketing studies, and/or a Risk Evaluation and Mitigation Strategy (REMS), among other possible requirements. If the product candidate has already been approved, such approval may be withdrawn. Any delay in, denial, or withdrawal of marketing approval for one of our product candidates will adversely affect our business, including our results of operations and financial position. Even if one or more of our product candidates receives marketing approval, undesirable side effects may limit such product’s commercial viability. Patients may not wish to use our product, physicians may not prescribe our product, and our reputation may suffer. Any of these events may significantly harm our business and financial prospects.

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

On April 25, 2023, we announced that we were notified via verbal communication from the FDA that our AB-101 IND application has been placed on clinical hold, meaning we must suspend any ongoing clinical investigation, may not recruit new subjects to the study, and may not administer AB-101 to any subjects in the United States. For purposes of clarity, the Phase 1 clinical trial had not been initiated and we had not dosed any patients with AB-101. In May 2023, we received the clinical hold letter from the FDA, which raised questions about certain preclinical data and aspects of the clinical trial design. In July 2023, Medsafe approved our CTA application for a Phase 1 clinical trial in New Zealand for AB-101; however, there are no assurances that FDA will accept the results of such clinical trial and may require us to conduct an additional Phase 1 clinical trial or additional nonclinical studies. If the FDA does not accept the results of our Phase 1 clinical trial in New Zealand for

AB-101 or requires us to conduct additional trials or studies, it may take a considerable period of time, the length of which is not certain at this time, and expense for us to fully address the FDA’s concerns. Even if we are able to fully respond to the FDA’s current concerns, the FDA may subsequently make additional requests that we would need to fulfill prior to the lifting of the clinical hold. It is possible that we will be unable to fully address the FDA’s concerns and, as a result, the clinical hold may never be lifted and we may never be able to initiate our AB-101 clinical program in the United States, which could have a material adverse effect on our business and financial prospects.

Several of our and our collaboration partner’s current and planned clinical trials have been impacted and could be further delayed or suspended as a result of the military action by Russia in Ukraine.

In February 2022, Russia commenced a military invasion of Ukraine. A portion of our clinical trial evaluating AB-836 and a cohort of Antios Therapeutics, Inc.’s (Antios) clinical trial evaluating a triple combination including imdusiran were being conducted in Ukraine at that time. We had also planned to conduct a portion of the following clinical trials in Ukraine: (i) our Phase 2a clinical trial evaluating imdusiran in combination with ongoing NA therapy and short courses of PEG-IFNα-2a in cHBV infected patients and (ii) our planned Phase 2a clinical trial to evaluate a triple combination of imdusiran with Barinthus’s VTP-300 and an NA therapy. As a result of such military invasion, we intend to utilize alternative clinical trial sites for our ongoing and planned clinical trials impacted by the military action in Ukraine.

Russia’s invasion and the ensuing response by Ukraine has disrupted our and our collaboration partners’ current clinical trials in such jurisdictions and could increase our costs and disrupt future planned clinical development activities. For example, enrollment was completed in a cohort of patients in Antios’ ongoing Phase 2a proof-of-concept clinical trial evaluating a triple combination of imdusiran, Antios’ proprietary Active Site Polymerase Inhibitor Nucleotide (ASPIN), ATI-2173, and Viread (tenofovir disoproxil fumarate), a nucleos(t)ide reverse transcriptase inhibitor. However, the majority of patients in this cohort were enrolled in Ukraine and, as a result, these patients have been lost to follow-up before completing the clinical trial. Antios terminated this clinical trial and we have terminated our clinical collaboration agreement with Antios.

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

Further, the U.S. and state governments have shown significant interest in establishing cost containment measures to limit the growth of government-paid health care costs, including price controls, restrictions on reimbursement, and requirements for substitution of generic products for branded prescription drugs. For example, the Patient Protection and Affordable Care Act, as amended (the ACA), intended to reduce the cost of health care, and it has substantially changed the way health care is financed by both government and private insurers. While we cannot predict with certainty what impact on federal and other reimbursement policies this legislation will have in general or on our business specifically, the ACA may result in downward pressure on pharmaceutical reimbursement, which could negatively affect market acceptance of, and the price we may charge for, any products we develop that receives regulatory approval. Legislative changes to and regulatory changes under the ACA remain possible, but the nature and extent of such potential additional changes are uncertain at this time. We expect that the ACA, its implementation, efforts to modify or invalidate the ACA, or portions thereof, or its implementation, and other healthcare reform measures, including those that may be adopted in the future, could have a material adverse effect on our industry generally and on our ability to successfully commercialize our product candidates, if approved. Additionally, individual states in the U.S. have passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including sometimes establishing Prescription Drug Affordability Boards (or similar entities) to review high-cost drugs and, in some cases, set upper payment limits and implementing marketing cost disclosure and transparency measures.

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

As a significant unmet medical need exists for HBV, there are several large and small pharmaceutical companies focused on delivering therapeutics for treatment of HBV. These companies include, but are not limited to Roche, Vir Biotechnology, GlaxoSmithKline, Gilead Sciences, Assembly, Enanta Pharmaceuticals, Aligos Therapeutics, Barinthus, Ascletis Pharma, Inc. and Brii Biosciences Ltd.. Further, in addition to current investigational therapeutics in development, it is likely that additional drugs will become available in the future for the treatment of HBV.

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

We anticipate significant competition in the HBV market, with several early and late phase product candidates announced. We will also face competition for other product candidates that we expect to develop in the future. Competition may increase further as a result of advances in the commercial applicability of technologies and greater availability of capital for investment in these industries. Our competitors may succeed in developing, acquiring or licensing, on an exclusive basis, product candidates that are more effective or less costly than any product candidate that we may develop.

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

Our ability to generate revenues and become profitable will depend in large part on the future commercial success of our HBV product candidates, if they are approved for marketing. If any product that we commercialize in the future does not gain an adequate level of acceptance among physicians, patients and third parties, or our estimates of the number of people who have cHBV infection are lower than expected, we may not generate significant product revenues or become profitable. Market acceptance by physicians, patients and third party payors of the products we may commercialize will depend on a number of factors, some of which are beyond our control, including:

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

We are subject to United States and Canadian healthcare laws and regulations, which could expose us to criminal sanctions, civil penalties, contractual damages and reputational harm. fines, disgorgement, exclusion from participation in government healthcare programs, curtailment or restricting of our operations and diminished profits and future earnings.

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

•HIPAA and its implementing regulations also impose obligations on certain covered entity health care providers, health plans and health care clearinghouses as well as their business associates that perform certain services involving the use or disclosure of individually identifiable health information, including mandatory contractual terms, with respect to safeguarding the privacy, security and transmission of individually identifiable health information. We may obtain health information from third parties (including research institutions from which we obtain clinical trial data) that are subject to privacy and security requirements under HIPAA. Although we are not directly subject to HIPAA — other than with respect to providing certain employee benefits — we could potentially be subject to criminal penalties if we, our affiliates, or our agents knowingly receive individually identifiable health information maintained by a HIPAA-covered entity in a manner that is not authorized or permitted by HIPAA;

•numerous federal and state laws and regulations that address privacy and data security, including state data breach notifications laws, state health information and/or genetic privacy laws, and federal and state consumer protection laws (e.g., Section 5 of the FTC Act, the CCPA), govern the collection, use, disclosure and protection of health-related and other personal information, many of which differ from each other in significant ways, thus complicating the compliance efforts. Compliance with these laws is difficult, constantly evolving, and time-consuming, and companies that do not comply with these laws may face government enforcement actions, civil and/or criminal penalties, or private action, as well as adverse publicity that could negatively affect our operating results and business;

•activities outside of the U.S. implicate local and national data protection standards, impose additional compliance requirements and generate additional risks of enforcement for non-compliance. The European Union’s GDPR and other data protection, privacy and similar national, state/provincial and local laws may restrict the access, use, storage, disclosure or other processing activities concerning patient health information abroad. Compliance efforts will likely be an increasing and substantial cost in the future;

•the U.S. federal Physician Payment Sunshine Act, being implemented as the Open Payments Program, which requires manufacturers of drugs, devices, biologics, and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to report annually to CMS information related to direct or indirect payments and other transfers of value to physicians, certain other practitioners, and teaching hospitals, as well as ownership and investment interests held in the company by physicians and their immediate family members;

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

If we participate in the Medicaid Drug Rebate Program and other governmental pricing programs, failure to comply with obligations under these programs could result in additional reimbursement requirements, penalties, sanctions and fines, which could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

Under the Medicaid Drug Rebate program, a participating manufacturer is required to pay a rebate to each state Medicaid program for its covered outpatient drugs that are dispensed to Medicaid beneficiaries and paid for by the state Medicaid program as a condition of having federal funds being made available for drugs under Medicaid and Medicare Part B. Those rebates are based on pricing data reported by the manufacturer on a monthly and quarterly basis to CMS. These data include the average manufacturer price and, in the case of innovator products, the best price for each drug, which, in general, represents the lowest price available from the manufacturer to any wholesaler, retailer, provider, health maintenance organization, nonprofit entity, or governmental entity in the U.S. in any pricing structure, calculated to include all sales and associated rebates, discounts, and other price concessions. If we fail to pay the required rebate amount or report pricing data on a timely basis, we may be subject to civil monetary penalties and/or termination from the Medicaid Drug Rebate program. Additionally, civil monetary penalties can be applied if we are found to have knowingly submitted any false price or product information to the government, if we fail to submit the required price data on a timely basis, or if we misclassify or misreport product information. CMS could also decide to terminate any Medicaid drug rebate agreement, in which case federal payments may not be available under Medicaid or Medicare Part B for our covered outpatient drugs, if commercialized.

The ACA made significant changes to the Medicaid Drug Rebate Program, and CMS issued a final regulation to implement the changes to the Medicaid Drug Rebate Program under the ACA. CMS also issued a final regulation that modified prior Medicaid Drug Rebate Program regulations to permit reporting multiple best price figures with regard to value-based purchasing arrangements; and provide definitions for “line extension,” “new formulation,” and related terms, with the practical effect of expanding the scope of drugs considered to be line extensions that are subject to an alternative rebate formula. While the regulatory provisions that purported to affect the applicability of the best price and average manufacturer price exclusions of manufacturer-sponsored patient benefit programs, in the context of pharmacy benefit manager (PBM) “accumulator” programs were invalidated by a court, such programs (including copayment “maximizer” programs) may continue to negatively affect us in other ways. Our failure to comply with these price reporting and rebate payment options, as well as PBM “accumulator” programs (including copayment “maximizer” programs), could negatively impact our financial results.

Federal law requires that a manufacturer also participate in the 340B Drug Pricing program in order for federal funds to be available for the manufacturer’s drugs under Medicaid and Medicare Part B. The 340B program requires participating manufacturers to agree to charge no more than the 340B “ceiling price” for the manufacturer’s covered outpatient drugs to a specified “covered entities,” including community health centers and other entities that receive certain federal grants, as well as hospitals that serve a disproportionate share of low-income patients. The 340B ceiling price is calculated using a statutory formula, which is based on the average manufacturer price and rebate amount for the covered outpatient drug as calculated under the Medicaid Drug Rebate Program. If we are found to have knowingly and intentionally charged 340B covered entities more than the statutorily mandated ceiling price for any of our commercialized products, we could be subject to significant civil monetary penalties and/or such failure also could be grounds for HRSA to terminate our agreement to participate in the 340B program, in which case our covered outpatient drugs, once commercialized, would no longer be eligible for federal payment under the Medicaid or Medicare Part B program.

Further, the IRA establishes a Medicare Part D inflation rebate scheme (the first rebate period is in fourth quarter 2022 through third quarter 2023) and a drug price negotiation program, with the first negotiated prices to take effect in 2026. It also makes several changes to the Medicare Part D benefit, including the creation of a new manufacturer discount program in place of the current coverage gap discount program (beginning in 2025). Manufacturers may be subject to civil monetary penalties for certain violations of the negotiation and inflation rebate provisions and an excise tax during a noncompliance period under the negotiation program. Drug manufacturers may also be subject to civil monetary penalties with respect to their compliance with the new Part D manufacturer drug discount program.

Pricing and rebate calculations are complex, vary across products and programs, and are often subject to interpretation by the manufacturer, governmental agencies, and courts. A manufacturer that becomes aware that its Medicaid reporting for a prior quarter was incorrect, or has changed as a result of recalculation of the pricing data, is obligated to resubmit corrected data up to three years after those data originally were due. Restatements and recalculations increase the costs for complying with the laws and policies governing the Medicaid Drug Rebate program and could result in an overage or underage in our rebate liability for past quarters. They also may affect the 340B ceiling price and therefore liability under the 340B program.

Finally, in order to be eligible to have its products paid for with federal funds under the Medicaid and Medicare Part B programs and purchased by the Big Four Agencies and certain federal grantees, a manufacturer is required to participate in the FSS pricing program, established under Section 603 of the Veterans Health Care Act of 1992. Under this program, the manufacturer is obligated to make its covered drugs available for procurement on an FSS contract and charge a price to the Big Four Agencies that is no higher than the FCP, which is a price calculated pursuant to a statutory formula. The FCP is derived from a calculated price point called the Non-FAMP, which the manufacturer calculates and reports to the VA on a quarterly and annual basis. Pursuant to applicable law, knowing provision of false information in connection with a Non FAMP filing can subject a manufacturer to significant penalties for each item of false information. The FSS contract also contains extensive disclosure and certification requirements. If we overcharge the government in connection with the FSS contract or Tricare Retail Pharmacy Rebate Program, whether due to a misstated FCP or otherwise, we will be required to refund the difference to the government. Failure to make necessary disclosures and/or to identify contract overcharges can result in allegations against us under the False Claims Act and other laws and regulations. Unexpected refunds to the government, and any response to government investigation or enforcement action, would be expensive and time-consuming, and could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

Under Section 703 of the National Defense Authorization Act for FY 2008, the manufacturer is required to pay quarterly rebates to DoD on utilization of its innovator products that are dispensed through DoD’s Tricare network pharmacies to Tricare beneficiaries. The rebates are calculated as the difference between the annual Non FAMP and FCP for the calendar year that the product was dispensed. A manufacturer that overcharges the government in connection with the FSS contract or Tricare Retail Pharmacy Rebate Program, whether due to a misstated FCP or otherwise, is required to refund the difference to the government. Failure to make necessary disclosures and/or to identify contract overcharges can result in allegations against us under the False Claims Act and other laws and regulations.

Failure to comply with the United States Foreign Corrupt Practices Act (FCPA), and potentially other global anti-corruption and anti-bribery laws such as the Canadian Corruption of Foreign Public Officials Act, could subject us to penalties and other adverse consequences.

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

In 2012, we entered into a license agreement with Alnylam that entitles Alnylam to develop and commercialize products with our LNP technology. Alnylam received FDA approval in August 2018 and launched ONPATTRO immediately upon approval. We are entitled to low to mid-single-digit royalty payments escalating based on sales performance and received our first royalty payment in the fourth quarter of 2018. In July 2019, we sold this royalty entitlement to OMERS, the defined benefit pension plan for municipal employees based in the Province of Ontario, Canada, effective as of January 1, 2019, for $20 million in gross proceeds before advisory fees. OMERS will retain this royalty entitlement until it has received $30 million in royalties, at which point 100% of this royalty entitlement on future global net sales of ONPATTRO will revert to us. From the inception of the royalty sale through December 31, 2023, an aggregate of $22.7 million of royalties have been collected by OMERS. The possibility and timing of any possible reversion of the royalty entitlement is affected by many factors including:

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

We expect that we will depend in part on our licensing agreements with Alnylam and Qilu to provide revenue to partially fund our operations, especially in the near term. Furthermore, our strategy is to enter into various additional arrangements with corporate and academic collaborators, licensors, licensees and others for the research, development, clinical testing, manufacturing, marketing and commercialization of our product candidates or other products based upon our technology. We may be unable to continue to establish such licensing agreements, and any licensing agreements we do establish may be unsuccessful, or we may not receive milestone payments or royalties as anticipated.

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

We will depend on Qilu for the development and commercialization of imdusiran in China, Hong Kong, Macau and Taiwan.

In December 2021, we entered into the License Agreement with Qilu, pursuant to which we granted Qilu an exclusive (except as to certain retained rights), sublicensable, royalty-bearing license, under certain intellectual property owned by us, to develop, manufacture and commercialize imdusiran in the Territory. The timing and amount of any milestone and royalty payments we may receive under the License Agreement will depend, in part, on the efforts of Qilu. We will depend on Qilu to comply with all applicable laws relative to the development and commercialization of imdusiran in the Territory. Under the License Agreement, Qilu is required to use commercially reasonable efforts to develop, seek regulatory approval for, and commercialize at least one imdusiran product candidate in the Territory. Any failure by Qilu to use such commercially reasonable efforts could have a material adverse impact on financial results and operations. Additionally, if Qilu were to violate, or was alleged to have violated, any laws or regulations during the performance of its obligations to us, we could suffer financial and reputational harm or other negative outcomes. Any termination, breach or expiration of the License Agreement could also have a material adverse impact on our business by reducing or eliminating the potential for us to receive milestone and royalty payments. If that were to occur, we may be required to devote additional time, costs and attention to pursue the manufacture, development and commercialization of imdusiran in the Territory. In certain situations, Qilu has the ability to terminate the License Agreement and retain all rights to manufacture, develop and commercialize imdusiran in the Territory with no obligation to make any additional milestone or royalty payments to us.

If conflicts arise between our collaboration or licensing partners and us, our collaboration or licensing partners may act in their best interest and not in our best interest, which could adversely affect our business.

Conflicts may arise with our collaboration or licensing partners, including Alnylam, Qilu, Assembly and Barinthus if they pursue alternative therapies for the diseases that we have targeted or develop alternative products either on their own or in collaboration with others. Competing products, either developed by our present collaboration or licensing partners or any future partners or to which our present partners or any future partners have rights, may result in development delays or the withdrawal of their support for one or more of our product candidates.

Additionally, conflicts may arise if there is a dispute about the progress of, or other activities related to, the clinical development of a product candidate, the achievement and payment of a milestone amount, the payment of royalties or the ownership of intellectual property that is developed during the course of the collaborative arrangement. Similarly, the parties to a licensing agreement may disagree as to which party owns newly developed products. If an agreement is terminated as a result of a dispute and before we have realized the benefits of the collaboration or licensing arrangement, our reputation could be harmed, and we might not obtain revenues that we anticipated receiving.

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

If any of our relationships with these third parties terminate, we may not be able to enter into arrangements with alternative third parties on commercially reasonable terms or at all. Switching or adding additional third-party service providers involves additional cost and requires management time and focus. In addition, there is a natural transition period when a new third-party service provider begins work. As a result, delays may occur, which can materially impact our ability to meet our desired development timelines.

We rely exclusively on third parties to formulate and manufacture our product candidates, which exposes us to a number of risks that may delay development, regulatory approval and commercialization of our products or result in higher product costs.

We have limited experience in drug formulation or manufacturing, and we lack the resources and expertise to formulate or manufacture our own product candidates internally. Therefore, we rely on, and expect to continue to rely on, third-party expertise to support us in this area. We have entered into contracts with third-party manufacturers to manufacture, supply, store and distribute supplies of our product candidates for our clinical trials. If any of our product candidates receive FDA approval, we expect to rely on third-party contractors to manufacture our products. We have no current plans to build internal manufacturing capacity for any product candidate, and we have no long-term supply arrangements.

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

As of March 1, 2024, executive officers, directors, five percent or greater shareholders, and their respective affiliated entities beneficially owned, in the aggregate, approximately 41% of our outstanding common shares.

Entities associated with Roivant Sciences Ltd. (Roivant) collectively held as a group approximately 22% of our outstanding common shares as of March 1, 2024.

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

We generally will be a “passive foreign investment company” under the meaning of Section 1297 of the Code (a PFIC) if (a) 75% or more of our gross income is “passive income” (generally, dividends, interest, rents, royalties, and gains from the disposition of assets producing passive income) in any taxable year, or (b) if at least 50% or more of the quarterly average value of our assets produce, or are held for the production of, passive income in any taxable year. We have determined that we have not been a PFIC for the three taxable years ended December 31, 2023, however recent changes to Treasury regulations under the Code have made this determination more challenging for us, and we cannot provide any assurances that we will not become a PFIC in the future. If we are a PFIC for any taxable year during which a United States person holds our common shares, it would likely result in materially adverse United States federal income tax consequences for such United States person, including, but not limited to, any gain from the sale of our common shares would be taxed as ordinary income, as opposed to capital gain, and such gain and certain distributions on our common shares would be subject to an interest charge, except in certain circumstances. It may be possible for United States persons to fully or partially mitigate such tax consequences by making a “qualifying electing fund election,” as defined in the Code (a QEF Election), but although we have provided this information in the past, there is no requirement that we do so.

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

We depend upon our senior executive officers as well as key scientific, management and other personnel. The competition for qualified personnel in the biotechnology field is intense. We rely heavily on our ability to attract and retain qualified managerial, scientific and technical staff. The loss of the service of any of the members of our senior management, including Michael J. McElhaugh, our interim President and Chief Executive Officer, and Michael J. Sofia, our Chief Scientific Officer, may adversely affect our ability to develop our technology, add to our pipeline, advance our product candidates and manage our operations. We do not carry key person life insurance on any of our employees.

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

We are increasingly dependent on sophisticated software applications and computing infrastructure to conduct critical operations. We depend on both our own systems, networks, and technology as well as the systems, networks and technology of our contractors, consultants, vendors and other business partners. Disruption, degradation, or manipulation of systems, networks or technology through intentional or accidental means could materially adversely impact key business processes. Despite the implementation of security measures, our systems, networks and technology and those of our contractors and consultants are vulnerable to damage from computer viruses (including ransomware), cybersecurity breaches and other forms of unauthorized access, as well as natural disasters, terrorism, war, telecommunication and electrical failures, cyberattacks, phishing or other fraudulent schemes, persons inside our organization, or persons with access to systems inside our organization or those with whom we do business. The risk of a cyberattack or other cybersecurity incidents has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. Although to date the cybersecurity incidents we have experienced have not resulted in any material losses, such events impacting either our own systems, networks and technology, or those of our contractors, consultants, vendors, or other business partners could threaten the confidentiality, integrity and availability of regulated personal information, confidential information or intellectual property. This could result in the modification of critical data, the loss of Company funds and/or the failure or interruption of critical operations. For example, the loss of preclinical trial data or data from completed or ongoing clinical trials for our product candidates could result in delays in our regulatory filings and development efforts and significantly increase our costs. There can be no assurance that our efforts to protect data and systems will prevent service interruption or the loss of critical or sensitive information from our or third party providers’ databases or systems. Additionally, while we have implemented security measures that we believe are appropriate and continue to enhance cybersecurity protections, a regulator could deem our security measures not to be appropriate given the lack of prescriptive measures in certain data protection laws. To the extent that any disruption or cybersecurity incident results or appears to result in such interruption or loss, we could incur material financial, legal, business or reputational harm, including regulatory fines, penalties or intervention, or claims by third parties that we have breached privacy- or confidentiality-related obligations. Furthermore, the development of our product candidates could be delayed, and our insurance may not provide any or adequate coverage of any such losses.

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

Item 1C. Cybersecurity

We are increasingly dependent on sophisticated software applications and computing infrastructure to conduct key operations. We depend on both our own systems, networks, and technology as well as the systems, networks and technology of our contractors, consultants, vendors and other business partners.

Cybersecurity Program

Given the importance of cybersecurity to our business, we maintain a robust and comprehensive cybersecurity program to support both the effectiveness of our systems and our preparedness for information security risks. This program includes a number of administrative, physical and technical safeguards, with regular evaluations of our cybersecurity posture, including internal and external audits, as well as annual penetration tests. We also require cybersecurity training when onboarding new employees and contractors and on an annual basis thereafter. Our cybersecurity program leverages industry frameworks, including the National Institute of Standards and Technology (NIST) Cybersecurity Risk Assessment Framework to strengthen our program effectiveness and reduce cybersecurity risks.

We use a risk-based approach with respect to our oversight of third-party service providers. As part of our new vendor onboarding process, we assess all new third-party service providers for technical capabilities, reputation, financial stability, pricing, and other criteria and all new third-party service providers are reviewed and approved by our Finance and Legal departments. Foreign vendors are evaluated separately for compliance with the Foreign Corrupt Practices Act. Our contracts with third-party service provides include appropriate data security and privacy terms. For certain key third-party service providers, we obtain a SOC type 2 audit report from the vendor’s audit firm which provides detailed information and assurance about a service organization’s security, availability, processing integrity, confidentiality and privacy controls, in accordance with Statement on Standards for Attestation Engagements No. 18.

Process for Assessing, Identifying and Managing Material Risks from Cybersecurity Threats

In the event of a cybersecurity incident, we maintain a regularly tested Incident Management and Response program as well as business continuity and disaster recovery plans. Pursuant to the program and its escalation protocols, designated personnel are responsible for assessing the severity of an incident and associated threat and handling it in accordance with that severity level.

We have relationships with a number of third-party service providers to assist with cybersecurity evaluation, containment and remediation efforts.

Governance

Management Oversight

The controls and processes employed to assess, identify and manage material risks from cybersecurity threats are implemented and overseen by our Executive Director of IT and Information Security (ED, IT & IS), who reports to our Chief Financial Officer. Our ED, IT & IS has over 30 years of IT experience and an Advanced Graduate Certification in Cybersecurity. He is responsible for the day-to-day management of the cybersecurity program, including the prevention, detection, investigation, response to, and recovery from cybersecurity threats and incidents, and is regularly engaged to help ensure the cybersecurity program functions effectively in the face of evolving cybersecurity threats. He provides regular briefings (quarterly at a minimum) to our Computer Security Incident Response Team consisting of the Chief Financial Officer and General Counsel/Chief Compliance Officer on cybersecurity matters, including threats, events, and program enhancements.

Board Oversight

While the Board of Directors has overall responsibility for risk oversight, our Audit Committee oversees cybersecurity risk matters. The Audit Committee is responsible for reviewing, discussing with management, and overseeing our data privacy, information technology and security and cybersecurity risk exposures. On at least an annual basis, the ED, IT & IS reports to the Audit Committee on information security and cybersecurity matters, including significant information technology risks, material threats (and the potential impact of those exposures on our business, financial results, operations and reputation) and the steps implemented by management to monitor and mitigate exposures. He also apprises the Audit Committee promptly of any high priority cybersecurity incidents, consistent with our Incident Management and Response Policy, and provides updates to the full Board as needed.

Cybersecurity Risks

Management assesses the top organizational risks for the Company on an annual basis. Our cybersecurity risk is a component of our overall organizational risk assessment. Management also performs a specific cybersecurity risk assessment based on the NIST cybersecurity risk framework. As part of our cybersecurity risk assessment, department leaders identify, assess and evaluate risks impacting our operations across the Company, including those risks related to cybersecurity. Department leaders are asked to consider the severity and likelihood of certain risk factors, drawing upon their company knowledge and past business experience. Our cybersecurity risk assessment helps to inform our risk mitigation strategies. While we maintain a robust cybersecurity program, the techniques used to infiltrate information technology systems continue to evolve. Accordingly, we may not be able to timely detect threats or anticipate and implement adequate security measures. For additional information, see “Item 1A—Risk Factors.”

We also maintain cybersecurity insurance providing coverage for certain costs related to cybersecurity-related incidents that impact our own systems, networks, and technology or the systems, networks and technology of our contractors, consultants, vendors and other business partners.

In the last three years, we did not experience any material cybersecurity incidents or threats.

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

Item 3. Legal Proceedings

Patent Infringement Litigation vs. Pfizer and BioNTech

On April 4, 2023, we and Genevant filed a lawsuit in the U.S. District Court for the District of New Jersey against Pfizer Inc. (Pfizer) and BioNTech SE (BioNTech) seeking damages for infringement of U.S. Patent Nos. 9,504,651; 8,492,359; 11,141,378; 11,298,320; and 11,318,098 in the manufacture and sale of any COVID-19 mRNA-LNP vaccines. The patents relate to nucleic acid-lipid particles and their composition, manufacture, delivery and methods of use. The lawsuit does not seek an injunction or otherwise seek to impede the sale, manufacture or distribution of any COVID-19 mRNA-LNP vaccines. However, we seek fair compensation for Pfizer’s and BioNTech’s use of our patented technology that was developed with great effort and at great expense, without which their COVID-19 mRNA-LNP vaccines would not have been successful. On July 10, 2023, Pfizer and BioNTech filed their answer to the complaint, affirmative defenses and counterclaims. We and Genevant filed our answer to these counterclaims on August 14, 2023. A scheduling conference was held on August 28, 2023 and the Court issued a Letter Order on September 7, 2023 setting dates up to but not including the date for a claim construction hearing.

Scheduling of the claim construction hearing and subsequent case dates, including the date for trial, will be set at a later time that is yet to be determined. Document and written discovery in the action is ongoing.

Patent Infringement Litigation vs. Moderna

On February 28, 2022, we and Genevant filed a lawsuit in the U.S. District Court for the District of Delaware against Moderna, Inc. and a Moderna affiliate (collectively, Moderna) seeking damages for infringement of U.S. Patent Nos. 8,058,069, 8,492,359, 8,822,668, 9,364,435, 9,504,651, and 11,141,378 in the manufacture and sale of MRNA-1273, Moderna’s vaccine for COVID-19. The patents relate to nucleic acid-lipid particles and lipid vesicles, as well as compositions and methods for their use. The lawsuit does not seek an injunction or otherwise seek to impede the sale, manufacture or distribution of MRNA-1273. However, we seek fair compensation for Moderna’s use of our patented technology that was developed with great effort and at great expense, without which Moderna’s COVID-19 vaccine would not have been successful. On May 6, 2022, Moderna filed a partial motion to dismiss the claims “relating to Moderna’s sale and provision of COVID-19 vaccine doses to the U.S. Government.” On November 2, 2022, the Court issued an Order denying Moderna’s motion. On November 30, 2022, Moderna filed its Answer to the Complaint and Counterclaims. We and Genevant filed our Answer to Moderna’s Counterclaims on December 21, 2022. On February 14, 2023, the U.S. Department of Justice filed a Statement of Interest in the action. On February 16, 2023, the Court held an Initial Pretrial Conference after which it issued an Order, dated February 16, 2023, ordering that within 14 days of the issuance of the Order, the parties and the U.S. Government were to submit letters regarding the impact of the Governments’ Statement of Interest on the scheduling of the matter. On March 10, 2023, the Court reaffirmed its denial of Moderna’s motion to dismiss. On March 16, 2023, the Court held a Rule 16 scheduling conference, and on March 21, 2023, the Court issued a scheduling order in the matter without setting a trial date. On June 9, 2023, the Court granted the parties’ request to extend the time for claim construction briefing. The claim construction hearing was held on February 8, 2024. According to the Court Scheduling Order, which was issued on March 21, 2023, the court is expected to issue its claim construction order within 60 days of conclusion of the claim construction hearing.  Expert testimony and depositions will then follow. A trial date has been set for April 21, 2025 and is subject to the Court’s availability.

Acuitas Declaratory Judgment Lawsuit

On March 18, 2022, Acuitas Therapeutics Inc. (Acuitas) filed a lawsuit against us and Genevant in the U.S. District Court for the Southern District of New York, asking the court to enter declaratory judgment that Arbutus patent Nos. 8,058,069, 8,492,359, 8,822,668, 9,006,417, 9,364,435, 9,404,127, 9,504,651, 9,518,272, and 11,141,378 do not infringe Pfizer and BioNTech’s COVID-19 vaccine, COMIRNATY, which uses an mRNA lipid provided, under license, by Acuitas. Acuitas also seeks a declaration that each of the listed patents is invalid. On June 24, 2022, we and Genevant sought a pre-motion conference concerning our anticipated motion to dismiss all of Acuitas’ claims due to lack of subject matter jurisdiction. The request for a pre-motion conference was granted, but the case was subsequently re-assigned to a new judge who entered an order directing: (i) Acuitas to inform the court whether it intended to file an amended complaint; (ii) that Acuitas must file any amended complaint by a certain date; and (iii) that if Acuitas did not file an amended complaint, we and Genevant must file our motion to dismiss by a certain date. Acuitas filed its amended complaint on September 6, 2022. On October 4, 2022, we and Genevant filed our motion to dismiss the Acuitas action for lack of subject matter jurisdiction based on the lack of a case or controversy. Acuitas filed its opposition to the motion to dismiss on November 1, 2022, and we and Genevant filed our reply brief on November 16, 2022 at which point the motion was fully briefed. A status conference for the action was set for August 9, 2023, however on August 4, 2023, Acuitas voluntarily dismissed its complaint in the Southern District of New York and refiled a virtually identical complaint in the District Court of New Jersey (D. N.J.) where the Pfizer/BioNTech matter is currently pending, except that the 9,404,127 patent is not at issue in the New Jersey action, and Acuitas also added two additional patents to its New Jersey declaratory judgment action (U.S. Patent Nos. 11,298,320 and 11,318,098) that were not at issue in its New York action. On September 15, 2023, we and Genevant filed a letter with the Court seeking a premotion conference for a motion to dismiss and subsequently filed our and Genevant’s motion to dismiss on October 13, 2023. Acuitas filed its opposition on November 1, 2023 and we and Genevant filed our reply on November 16. Acuitas filed a request to commence discovery on November 18, 2023, to which we and Genevant responded on November 20, 2023. A ruling on the motion to dismiss, which is expected to be decided on the papers, has not yet issued. Discovery has not yet commenced in this action.

Moderna Inter Partes Review Petition

On February 21, 2018, Moderna Therapeutics, Inc. (Moderna) filed a petition requesting the United States Patent and Trademark Office to institute an Inter Partes Review of Arbutus United States Patent 9,404,127 (the ’127 Patent). In its petition, Moderna sought to invalidate all claims of the patent based on Moderna’s allegation that the claims are anticipated and/or obvious. We filed a response to Moderna’s petition on June 14, 2018. On September 12, 2018, the Patent Trial and Appeal Board (the PTAB) rendered its decision to institute Inter Partes Review of the ‘127 Patent. The ‘127 Patent represents only a fraction of our extensive LNP patent portfolio.

With respect to the ‘127 Patent, the PTAB held all claims as invalid on September 10, 2019, by reason of anticipatory prior art. However this decision was vacated and sent back (remanded) to the PTAB for a rehearing, pending the U.S. Supreme Court’s (Supreme Court) decision whether to grant certiorari in a different case, United States v. Athrex, Inc. (US v. Athrex), the holding of which could impact the findings in the ‘127 Patent matter. The Supreme Court granted certiorari in US v. Athrex on October 13, 2020 (i.e. agreed to review the decision appealed from a lower court). Until the Supreme Court rendered its opinion in US v. Athrex, the ‘127 Patent hearing remained in abeyance, with no decision reached as to the validity of its claims. The Supreme Court decided on the US v. Athrex case on June 21, 2021, following which the Federal Circuit reinstated the appeal sua sponte, requiring the parties to brief how the case should proceed in light of the Supreme Court’s opinion or for the Appellant to waive the challenge. We elected to waive the challenge and proceed with the appeal at the Federal Circuit. The opening brief was filed on October 25, 2021. Moderna’s responsive brief was filed on February 24, 2022 and our reply brief was filed on April 26, 2022. An oral hearing for this matter was held on November 4, 2022. On April 11, 2023, the Federal Circuit rendered its opinion, affirming the PTAB’s finding that all claims of the ‘127 Patent are invalid by reason of anticipation.

Moderna and Merck European Opposition

On April 5, 2018, Moderna and Merck, Sharp & Dohme Corporation (Merck) filed Notices of Opposition to Arbutus’ European patent EP 2279254 (the ’254 Patent) with the European Patent Office (EPO), requesting that the ‘254 Patent be revoked in its entirety for all contracting states. We filed a response to Moderna and Merck’s oppositions on September 3, 2018. A hearing was conducted before the Opposition Division of the EPO on October 10, 2019. At the conclusion of the hearing, the EPO upheld an auxiliary request adopting the amendment, as put forth by us, of certain claims of the ‘254 Patent. In February 2020 Moderna and Merck filed Notices of Appeal challenging the EPO’s grant of the auxiliary request. Merck filed its notice of appeal on February 24, 2020 and Moderna on February 27, 2020. Both Merck and Moderna perfected their appeals by filing Grounds of Appeal on April 30, 2020. We filed our responses to the appeals on September 18, 2020. On March 22, 2022, Moderna filed further written submissions to which we and Genevant responded in August 2022. On April 18, 2023, we and Genevant withdrew our auxiliary request, however, the original (main) request remains in the action. We and Moderna informed the Board of Appeals that we would not object to a remittance of the matter without a hearing to the Opposition Division of the EPO. The hearing in this matter before the Board of Appeals was subsequently cancelled and resubmitted to the Opposition Division (i.e. lower board) of the EPO. On October 31, 2023, the Opposition Division issued a summons for oral proceedings and provided its preliminary and non-binding opinion on the subject matter to be discussed at the hearing. On November 3, 2023, we responded to the summons and on January 15, 2024, Moderna and Merck filed their reply to the written opinion of the Opposition Division, as well as to our written submission of November 3, 2023. We have until April 5, 2024 to respond to Moderna and Merck’s reply. Oral proceedings are presently scheduled to be held on June 6, 2024.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common shares trade on the Nasdaq Global Select Market under the symbol “ABUS”. As of March 1, 2024, there were 102 registered holders of common shares and 179,492,199 common shares issued and outstanding.

Securities Authorized for Issuance under Equity Compensation Plans

Information regarding securities authorized for issuance under equity compensation plans is incorporated by reference into the information in Part III, Item 12 of this Form 10-K.

Recent Sales of Unregistered Securities

Other than as previously disclosed on our Current Reports on Form 8-K or Quarterly Reports on Form 10-Q, we did not issue any unregistered equity securities during the twelve months ended December 31, 2023.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not repurchase any of our equity securities during the year ended December 31, 2023.

Item 6. Reserved

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Arbutus Biopharma Corporation (“Arbutus”, the “Company”, “we”, “us”, and “our”) is a clinical-stage biopharmaceutical company leveraging its extensive virology expertise to identify and develop novel therapeutics with distinct mechanisms of action, which can potentially be combined to provide a functional cure for patients with chronic hepatitis B virus (cHBV) infection. We believe the key to success in developing a functional cure involves suppressing hepatitis B virus deoxyribonucleic acid (HBV DNA), reducing hepatitis B surface antigen (HBsAg) and boosting HBV-specific immune responses. Our pipeline of internally developed, proprietary compounds includes an RNAi therapeutic, imdusiran (AB-729), and an oral PD-L1 inhibitor, AB-101. Imdusiran has generated meaningful clinical data demonstrating an impact on both surface antigen reduction and reawakening of the HBV-specific immune response. Imdusiran is currently in two Phase 2a combination clinical trials. AB-101 is currently being evaluated in a Phase 1a/1b clinical trial.

Our product pipeline consists of the following programs:

Our strategy is to position imdusiran as a potential cornerstone therapeutic in combination with AB-101 or other agents with potentially complementary mechanisms of action. When our AB-101-001 clinical trial is completed, assuming success, we intend to initiate a Phase 2 clinical trial combining imdusiran, AB-101 and NA therapy in patients with cHBV infection. We are also conducting two Phase 2a clinical trials combining imdusiran with other agents.

Imdusiran is our proprietary subcutaneously-delivered RNAi therapeutic product candidate that suppresses all HBV antigens, including HBsAg expression, which is thought to be a key prerequisite to enable reawakening of a patient’s immune system to respond to HBV. Over 170 patients with cHBV infection have been dosed with imdusiran in our Phase 1 and Phase 2a clinical trials. Clinical data generated thus far has shown imdusiran to be generally safe and well-tolerated, while also providing meaningful reductions in HBsAg and HBV DNA.

AB-101 is our oral PD-L1 inhibitor that has the potential to reawaken patients’ HBV-specific immune response by inhibiting PD-L1. Preclinical data in an HBV mouse model that was presented at the 2022 AASLD Liver Meeting showed that combination treatment with AB-101 and an HBV-targeting GalNAc-siRNA agent resulted in activation and increased frequency of HBV-specific T-cells and greater anti-HBsAg antibody production.

Collaborations and Royalty Entitlements

Qilu Pharmaceutical Co., Ltd. (Qilu)

In December 2021, we entered into a technology transfer and license agreement (the License Agreement) with Qilu, pursuant to which we granted Qilu a sublicensable, royalty-bearing license, under certain intellectual property owned by us, which is non-exclusive as to development and manufacturing and exclusive with respect to commercialization of imdusiran, including pharmaceutical products that include imdusiran, for the treatment or prevention of hepatitis B in China, Hong Kong, Macau and Taiwan (the Territory).

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

Concurrent with the execution of the License Agreement, we entered into a Share Purchase Agreement (the Share Purchase Agreement) with Anchor Life Limited, a company established pursuant to the applicable laws and regulations of Hong Kong and an affiliate of Qilu (the Investor), pursuant to which the Investor purchased 3,579,952 of our common shares, without par value (the Common Shares), at a purchase price of USD $4.19 per share, which was a 15% premium on the thirty-day average closing price of the Common Shares as of the close of trading on December 10, 2021 (the Share Transaction). We received $15.0 million of gross proceeds from the Share Transaction on January 6, 2022. The Common Shares sold to the Investor in the Share Transaction represented approximately 2.5% of the Common Shares outstanding immediately prior to the execution of the Share Purchase Agreement.

Alnylam Pharmaceuticals, Inc. and Acuitas Therapeutics, Inc

We have a royalty entitlement on ONPATTRO® (Patisiran) (ONPATTRO), a drug developed by Alnylam Pharmaceuticals, Inc. (Alnylam) under a license agreement with us that incorporates our lipid nanoparticle delivery (LNP) technology. In July 2019, we received $20 million in gross proceeds before advisory fees from the sale of this royalty interest to Ontario Municipal Employees Retirement System (OMERS), effective as of January 1, 2019. The royalty interest will revert back to us after OMERS receives $30 million in royalty payments from Alnylam. We also have rights to a second, lower royalty interest on global net sales of ONPATTRO originating from a settlement agreement and subsequent license agreement with Acuitas Therapeutics, Inc. (Acuitas). The royalty entitlement from Acuitas has been retained by us and was not part of the royalty entitlement sale to OMERS.

Genevant Sciences, Ltd.

As of December 31, 2023, we owned approximately 16% of the common equity of Genevant Sciences Ltd. (Genevant), a company we launched with Roivant Sciences, Ltd. and to which we licensed rights to our lipid nanoparticle (LNP) and ligand conjugate delivery platforms for RNA-based applications outside of HBV, except to the extent certain rights had already been licensed to other third parties (the Genevant License). We retained all rights to our LNP and conjugate delivery platforms for HBV. Under the Genevant License, as amended, if a third party sublicensee of intellectual property licensed by Genevant from us commercializes a sublicensed product, we become entitled to receive a specified percentage of certain revenue that may be received by Genevant for such sublicense, including royalties, commercial milestones and other sales-related revenue, or, if less, tiered low single-digit royalties on net sales of the sublicensed product. The specified percentage is 20% in the case of a mere sublicense (i.e., naked sublicense) by Genevant without additional contribution and 14% in the case of a bona fide collaboration with Genevant.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The accounting for our contingent consideration is a significant accounting policy that we believe is critical in fully understanding and evaluating our financial results. This accounting policy requires us to make certain estimates and assumptions. We believe that the estimates and assumptions upon which we rely are reasonable, based upon information available to us at the time that these estimates and assumptions are made.  Actual results may differ from our estimates. Our critical accounting estimates affect the calculation of our net income or loss.

Contingent Consideration

In connection with the acquisition of Enantigen Therapeutics, Inc. (Enantigen) in October 2014, we have obligations to make potential future payments of up to $102.5 million upon the achievement of certain commercial milestones. The sales milestones are tied to the first commercial sales by us of a product indicated for the treatment of cHBV infection. These potential contingent payments are recorded as a liability and remeasured to fair value as of each reporting date.  In assessing the fair value of the liability, significant judgments are required to be made by management to estimate the probability of program success, the timing and extent of future product sales, appropriate discount rates, and other estimates and assumptions that could materially affect the determination of fair value.

In order to estimate the probability of program success, we evaluate the status and progress of our clinical trials with our lead product candidate, imdusiran, in comparison to actual historical success rates for other clinical trials. We update our assumptions related to probability of success as imdusiran advances through clinical trials. For the timing and extent of future product sales, we also consider the status and progress of imdusiran, future revenue forecasts and other macroeconomic indicators that forecast market conditions. The discount rate at which we calculate the present value of our potential future liability is based on consideration of market-comparative data, market-based discount rates, and company-specific risk premiums.

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

Our collaboration agreements fall under the scope of ASC Topic 808, Collaborative Arrangements, (ASC 808) when both parties are active participants in the arrangement and are exposed to significant risks and rewards. For certain arrangements under the scope of ASC 808, we analogize to ASC 606 for some aspects, including for the delivery of a good or service (i.e., a unit of account).

ASC 606, Revenue From Contracts with Customers (ASC 606) requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers under a five-step model: (i) identify contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when or as a performance obligation is satisfied.

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

RESULTS OF OPERATIONS

The following summarizes our results of operations for the year ended December 31, 2023 compared to the year ended December 31, 2022:

	Year Ended December 31,
	2023	2022
	(in thousands)
Revenue	$18,141	$39,019
Operating expenses	96,244	104,475
Loss from operations	(78,103)	(65,456)
Other income	5,254	444
Loss before income taxes	(72,849)	(65,012)
Income tax expense	—	(4,444)
Net loss	$(72,849)	$(69,456)

For the fiscal year ended December 31, 2023, our net loss attributable to common shares was $72.8 million, or a loss of $0.44 per basic and diluted common share, as compared to a net loss of $69.5 million, or a loss of $0.46 per basic and diluted common share, for the year ended December 31, 2022.

Revenue

Revenue for the years ended December 31, 2023 and 2022 is summarized in the following table:

	Year ended December 31,
	2023		2022
	(in thousands, except percentages)
Revenue from collaborations and licenses
Royalties from sales of Onpattro	$3,608	20%	$5,316	14%
Qilu Pharmaceutical Co., Ltd.	10,666	59%	26,015	67%
Other milestone and royalty payments	—	—%	35	—%
Non-cash royalty revenue
Royalties from sales of Onpattro	3,867	21%	7,653	20%
Total revenue	$18,141	100%	$39,019	100%

Revenue consists mainly of license revenue and royalties received from other companies for sales of products that utilize our licensed technologies.

Total revenue decreased $20.9 million for the year ended December 31, 2023 compared to 2022, due primarily to: i) a $15.3 million decrease in license revenue recognized related to our progress towards the satisfaction of our performance obligations with respect to our technology transfer and licensing agreement with Qilu; and ii) a $5.5 million decrease in license royalty revenue from Alnylam and Acuitas due to lower sales of Alnylam’s ONPATTRO in 2023 compared to 2022.

The royalty interest for ONPATTRO from Alnylam was sold to OMERS, effective as of January 1, 2019, for $20 million in gross proceeds before advisory fees. OMERS will retain this entitlement until it has received $30 million in royalties, at which point 100% of such royalty interest on future global net sales of ONPATTRO will revert back to us. OMERS has assumed the risk of collecting up to $30 million of future royalty payments from Alnylam and we are not obligated to reimburse OMERS if they fail to collect any such future royalties. During the term of this agreement, we recognize non-cash royalty revenue related to the sales of ONPATTRO. From the inception of the royalty sale through December 31, 2023, we have recorded an aggregate of $22.7 million of non-cash royalty revenue for royalties earned by OMERS. The royalty interest for ONPATTRO from

Acuitas was not part of the royalty sale to OMERS and we have retained the rights to receive those royalties. Revenue contracts are described in more detail in “Item 1. Business.”

Operating expenses

Operating expenses for the years ended December 31, 2023 and 2022 are summarized in the following table:

	Year ended December 31,
	2023		2022
	(in thousands, except percentages)
Research and development	$73,700	77%	$84,408	81%
General and administrative	22,475	23%	17,834	17%
Change in fair value of contingent consideration	69	—%	2,233	2%
Total operating expenses	$96,244	100%	$104,475	100%

Research and development

Research and development expenses consist primarily of personnel expenses, fees paid to clinical research organizations and contract manufacturers, consumables and materials, consulting, and other third party expenses to support our clinical and preclinical activities, as well as a portion of stock-based compensation and general overhead costs.

Research and development expenses decreased $10.7 million in 2023 compared to 2022 due primarily to a decrease in manufacturing expenses associated with supplying drug for our clinical trials and a decrease in clinical expenses due to the discontinuation of our AB-836 program in 2022. These decreases were partially offset by an increase in clinical expenses for our AB-101 Phase 1a/1b clinical trial.

A significant portion of our research and development expenses are not tracked by project, as they benefit multiple projects or our overall technology platform.

General and administrative

General and administrative expenses increased $4.6 million in 2023 compared to 2022, due primarily to increased legal fees, non-cash stock-based compensation expense and employee compensation costs.

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

In general, increases in the fair value of the contingent consideration are related to the progress of our programs as they get closer to triggering these contingent payments. In 2023 and 2022, the fair value of our contingent consideration liability increased $0.1 million and $2.2 million, respectively, related to fair value adjustments for the passage of time, the progression of our programs through clinical trials and our assessment of the probability, timing and extent of future product sales.

Other income (losses)

Other income (losses) for the years ended December 31, 2023 and 2022 are summarized in the following table:

	Year ended December 31,
	2023		2022
	(in thousands, except percentages)
Interest income	$5,688	108%	$2,192	494%
Interest expense	(459)	(9)%	(1,726)	(389)%
Foreign exchange (loss) gain	25	—%	(22)	(5)%
Total other income	$5,254	99%	$444	100%

Interest income

Interest income increased $3.5 million in 2023 compared to 2022 due primarily to a general increase in market interest rates related to our investments in marketable securities.

Interest expense

Interest expense decreased $1.3 million in 2023 compared to 2022 due primarily to a decrease in the non-cash amortization of the discount and issuance costs related to the sale of a portion of our ONPATTRO royalty interest to OMERS in July 2019.

Income tax expense

Income tax expense for the years ended December 31, 2023 and 2022 is summarized in the following table:

	Year ended December 31,
	2023		2022
	(in thousands, except percentages)
Income tax expense	$—	—%	$4,444	100%

We recognized income tax expense of $4.4 million during 2022 for withholding taxes paid to the Chinese taxing authority by Qilu on our behalf in connection with the upfront license fee Qilu paid us. There was no corresponding income tax expense during 2023.

LIQUIDITY AND CAPITAL RESOURCES

Since our incorporation, we have financed our operations through the sales of equity, debt, revenues from research and development collaborations and licenses with corporate partners, a royalty monetization, interest income on funds available for investment, and government contracts, grants and tax credits.

As of December 31, 2023, we had total cash, cash equivalents and investments in marketable securities of $132.3 million, of which $26.3 million was cash and cash equivalents and $106.0 million was investments in marketable securities. We had no outstanding debt as of December 31, 2023.

Sources of Liquidity

Sale Agreement

We have an Open Market Sale AgreementSM with Jefferies dated December 20, 2018, as amended by Amendment No. 1, dated December 20, 2019, Amendment No. 2, dated August 7, 2020 and Amendment No. 3, dated March 4, 2021 (as amended, the Sale Agreement), under which we may offer and sell common shares, from time to time.

On December 23, 2019, we filed a shelf registration statement on Form S-3 with the SEC (File No. 333-235674) and accompanying base prospectus, declared effective by the SEC on January 10, 2020 (the January 2020 Registration Statement), for the offer and sale of up to $150 million of our securities.

On August 28, 2020, we filed a shelf registration statement on Form S-3 with the SEC (File No. 333-248467) and accompanying base prospectus, declared effective by the SEC on October 22, 2020 (the October 2020 Registration Statement), for the offer and sale of up to $200 million of our securities. On March 4, 2021, we filed a prospectus supplement with the SEC in connection with the offering of up to an additional $75.0 million of our common shares pursuant to the Sale Agreement under the October 2020 Registration Statement, which we fully utilized during 2021. On October 8, 2021, we filed a prospectus supplement with the SEC for the offer and sale of up to an additional $75.0 million of our common shares pursuant to the Sale Agreement under the October 2020 Registration Statement.

On November 4, 2021, we filed a shelf registration statement on Form S-3 with the SEC (File No. 333-248467) and accompanying base prospectus, declared effective by the SEC on November 18, 2021 (the November 2021 Registration Statement), for the offer and sale of up to $250 million of our securities.

On March 3, 2022, we filed a prospectus supplement with the SEC (the March 2022 Prospectus Supplement) for the offer and sale of up to an additional $100.0 million of our common shares pursuant to the Sale Agreement under: (i) the January 2020 Registration Statement; (ii) the October 2020 Registration Statement; and (iii) the November 2021 Registration Statement, of which only the November 2021 Registration Statement remains active.

In October 2023, the October 2020 Registration Statement expired with $29.3 million that was not utilized under the October 2021 Prospectus Supplement, leaving $75.0 million remaining available under the March 2022 Prospectus Supplement pursuant to the November 2021 Registration Statement.

During the years ended December 31, 2023 and 2022, we issued 12,020,257 and 8,645,426 common shares, respectively, under the Sale Agreement resulting in net proceeds of approximately $29.9 million and $20.3 million, respectively. As of December 31, 2023, we had an aggregate of $70.9 million remaining available under the March 2022 Prospectus Supplement.

Royalty Entitlements

Additionally, we have a royalty entitlement on ONPATTRO, a drug developed by Alnylam that incorporates our LNP technology and was approved by the FDA and the EMA during the third quarter of 2018 and was launched by Alnylam immediately upon approval in the United States. In July 2019, we sold a portion of this royalty interest to OMERS, effective as of January 1, 2019, for $20 million in gross proceeds before advisory fees. OMERS will retain this entitlement until it has received $30 million in royalties, at which point 100% of such royalty interest on future global net sales of ONPATTRO will revert to us. OMERS has assumed the risk of collecting up to $30 million of future royalty payments from Alnylam and Arbutus is not obligated to reimburse OMERS if they fail to collect any such future royalties. From the inception of the royalty sale through December 31, 2023, we have recorded an aggregate of $22.7 million of non-cash royalty revenue for royalties earned by OMERS. If this royalty entitlement reverts to us, it has the potential to provide an active royalty stream or to be otherwise monetized again in full or in part. In addition to the royalty from the Alnylam LNP license agreement, we are also receiving a second, lower royalty interest on global net sales of ONPATTRO originating from a settlement agreement and subsequent license agreement with Acuitas. The royalty from Acuitas has been retained by us and was not part of the royalty sale to OMERS.

In December 2021, we entered into a technology transfer and exclusive licensing agreement with Qilu pursuant to which we granted Qilu an exclusive (with certain exceptions), sublicensable, royalty-bearing license, under certain intellectual property owned by us, to develop, manufacture and commercialize imdusiran for the treatment or prevention of cHBV infection in the Territory. In partial consideration for the rights granted by us, Qilu paid us a one-time upfront cash payment of $40 million and made an equity investment of $15.0 million, both received in January 2022, and agreed to pay us milestone payments totaling up to $245 million, net of withholding taxes, upon the achievement of certain technology transfer, development, regulatory and commercialization milestones. Qilu also agreed to pay us double digit royalties into the low twenties percent based upon annual net sales of imdusiran in the Territory.

Cash requirements

We believe that our $132.3 million of cash, cash equivalents and investments in marketable securities as of December 31, 2023 will be sufficient to fund our operations into the first quarter of 2026 based on our expectation of a net cash burn between $63.0 million and $67.0 million in 2024. In the future, substantial additional funds will be required to continue with the active development of our pipeline products and technologies. In particular, our funding needs may vary depending on a number of factors including:

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

Cash Flows

The following table summarizes our cash flow activities for the periods indicated:

	Year ended December 31,
	2023	2022
	(in thousands)
Net loss	$(72,849)	$(69,456)
Non-cash items	5,146	4,857
Change in deferred license revenue	(10,664)	22,455
Net change in operating items	(7,569)	6,788
Net cash used in operating activities	$(85,936)	$(35,356)
Net cash provided by/(used in) investing activities	50,773	(74,942)
Issuance of common shares pursuant to Share Purchase Agreement	—	10,973
Issuance of common shares pursuant to the Open Market Sale Agreement	29,852	20,324
Other financing activities	795	517
Net cash provided by financing activities	30,647	31,814
Effect of foreign exchange rate changes on cash and cash equivalents	25	(22)
Decrease in cash and cash equivalents	$(4,491)	$(78,506)
Cash and cash equivalents, beginning of period	30,776	109,282
Cash and cash equivalents, end of period	$26,285	$30,776

Net cash used in operating activities in 2023 increased $50.6 million compared to 2022 due primarily to the upfront cash payment of $40.0 million received from Qilu in January 2022 in connection with the License Agreement and a $4.0 million premium paid by Qilu as part of their $15.0 million equity investment. These cash inflows were offset by $79.4 million of cash used in operations in 2022. Cash used in operations in 2023 was $85.9 million and there were no material transactional cash inflows in 2023.

Net cash provided by investing activities in 2023 was $50.8 million compared to net cash used in investing activities of $74.9 million in 2022, due primarily to the timing of acquisitions and maturities of investments in marketable securities.

Net cash provided by financing activities in 2023 decreased $1.2 million compared to 2022. Cash provided by financing activities in 2023 consisted primarily of $29.9 million of proceeds from sales of common shares under the Sale Agreement.

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

Item 7. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Arbutus Biopharma Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Arbutus Biopharma Corporation (the Company) as of December 31, 2023 and 2022, and the related consolidated statements of operations and comprehensive loss, stockholders' equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Valuation of contingent consideration liability
Description of the Matter	As discussed in Note 10 to the consolidated financial statements, the Company’s contingent consideration liability, which consists of sales-based milestones and royalties, resulting from the acquisition of Enantigen in 2014, is remeasured to its estimated fair value each reporting period. As of December 31, 2023, the contingent consideration liability was $7.6 million.

Auditing the valuation of the contingent consideration liability was complex and highly judgmental due to the significant estimation required in determining the fair value. In particular, the fair value estimate was sensitive to significant assumptions such as the probability of successfully commercializing a treatment for the hepatitis B virus, the timing of future revenues related to commercial sales, and the discount rate. These assumptions are affected by expectations about future industry, regulatory, market or economic conditions and are forward-looking and inherently uncertain.

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

Philadelphia, Pennsylvania

March 5, 2024

ARBUTUS BIOPHARMA CORPORATION
Consolidated Balance Sheets
(Expressed in thousands of US Dollars, except share and per share amounts)

	December 31, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$26,285	$30,776
Investments in marketable securities, current	99,718	116,137
Accounts receivable	1,776	1,352
Prepaid expenses and other current assets	4,248	2,874
Total current assets	132,027	151,139
Property and equipment, net of accumulated depreciation	4,674	5,070
Investments in marketable securities, non-current	6,284	37,363
Right of use asset	1,416	1,744
Other non-current assets	—	103
Total assets	$144,401	$195,419
Liabilities and stockholders' equity
Current liabilities:
Accounts payable and accrued liabilities	$10,271	$16,029
Deferred license revenue, current	11,791	16,456
Lease liability, current	425	372
Total current liabilities	22,487	32,857
Liability related to sale of future royalties	6,953	10,365
Deferred license revenue, non-current	—	5,999
Contingent consideration	7,600	7,531
Lease liability, non-current	1,343	1,815
Total liabilities	38,383	58,567
Stockholders’ equity
Common shares
Authorized: unlimited number without par value
Issued and outstanding: 169,867,414 and 157,455,363 as of December 31, 2023 and 2022, respectively.	1,349,821	1,318,737
Additional paid-in capital	81,270	72,406
Deficit	(1,276,652)	(1,203,803)
Accumulated other comprehensive loss	(48,421)	(50,488)
Total stockholders' equity	106,018	136,852
Total liabilities and stockholders' equity	$144,401	$195,419

See accompanying notes to the consolidated financial statements.

ARBUTUS BIOPHARMA CORPORATION
Consolidated Statements of Operations and Comprehensive Loss
(Expressed in thousands of US Dollars, except share and per share amounts)

	Year ended December 31,
	2023	2022
Revenue
Collaborations and licenses	$14,274	$31,366
Non-cash royalty revenue	3,867	7,653
Total revenue	18,141	39,019
Operating expenses
Research and development	73,700	84,408
General and administrative	22,475	17,834
Change in fair value of contingent consideration	69	2,233
Total operating expenses	96,244	104,475
Loss from operations	(78,103)	(65,456)
Other income
Interest income	5,688	2,192
Interest expense	(459)	(1,726)
Foreign exchange (loss) gain	25	(22)
Total other income	5,254	444
Loss before income taxes	(72,849)	(65,012)
Income tax expense	—	(4,444)
Net loss	$(72,849)	$(69,456)
Loss per share
Basic and diluted	$(0.44)	$(0.46)
Weighted average number of common shares
Basic and diluted	165,960,379	150,939,337
Comprehensive loss
Unrealized gain/(loss) on available-for-sale securities	$2,067	$(2,153)
Comprehensive loss	$(70,782)	$(71,609)
See accompanying notes to the consolidated financial statements.

ARBUTUS BIOPHARMA CORPORATION
Consolidated Statement of Stockholders’ Equity
(Expressed in thousands of US Dollars, except share and per share amounts)

	Common Shares
	Number of shares	Share capital	Additional paid-in capital	Deficit	Accumulated other comprehensive loss	Total stockholders' equity
Balance at December 31, 2021	144,987,736	$1,286,636	$65,485	$(1,134,347)	$(48,335)	$169,439
Stock-based compensation	—	—	7,182	—	—	7,182
Certain fair value adjustments to liability stock option awards	—	—	26	—	—	26
Issuance of common shares pursuant to the Open Market Sales Agreement	8,645,426	20,324	—	—	—	20,324
Issuance of common shares pursuant to exercise of ESPP	171,224	588	(193)	—	—	395
Issuance of common shares pursuant to exercise of stock options	71,025	216	(94)	—	—	122
Issuance of common shares pursuant to Share Purchase Agreement	3,579,952	10,973	—	—	—	10,973
Unrealized loss on available-for-sale securities	—	—	—	—	(2,153)	(2,153)
Net loss	—	—	—	(69,456)	—	(69,456)
Balance at December 31, 2022	157,455,363	$1,318,737	$72,406	$(1,203,803)	$(50,488)	$136,852
Stock-based compensation	—	—	9,301	—	—	9,301
Issuance of common shares pursuant to the Open Market Sales Agreement	12,020,257	29,852	—	—	—	29,852
Issuance of common shares pursuant to exercise of ESPP	290,438	774	(239)	—	—	535
Issuance of common shares pursuant to exercise of stock options	101,356	458	(198)	—	—	260
Unrealized gain on available-for-sale securities	—	—	—	—	2,067	2,067
Net loss	—	—	—	(72,849)	—	(72,849)
Balance at December 31, 2023	169,867,414	$1,349,821	$81,270	$(1,276,652)	$(48,421)	$106,018

See accompanying notes to the consolidated financial statements.

ARBUTUS BIOPHARMA CORPORATION
Consolidated Statements of Cash Flows
(Expressed in thousands of US Dollars, except share and per share amounts)

	Year ended December 31,
	2023	2022
OPERATING ACTIVITIES
Net loss	$(72,849)	$(69,456)
Non-cash items:
Depreciation	1,404	1,427
Gain on sale of property and equipment	(20)	—
Stock-based compensation expense	9,301	7,182
Change in fair value of contingent consideration	69	2,233
Non-cash royalty revenue	(3,867)	(7,653)
Non-cash interest expense	455	1,722
Net accretion and amortization of investments in marketable securities	(2,196)	(54)
Net change in operating items:
Accounts receivable	(424)	(453)
Prepaid expenses and other assets	(943)	2,430
Accounts payable and accrued liabilities	(5,758)	5,216
Deferred license revenue	(10,664)	22,455
Other liabilities	(444)	(405)
Net cash used in operating activities	(85,936)	(35,356)
INVESTING ACTIVITIES
Purchase of investments in marketable securities	(80,509)	(130,430)
Disposition of investments in marketable securities	132,270	56,000
Proceeds from sale of property and equipment	20	—
Acquisition of property and equipment	(1,008)	(512)
Net cash provided by/(used in) investing activities	50,773	(74,942)
FINANCING ACTIVITIES
Issuance of common shares pursuant to Share Purchase Agreement	—	10,973
Issuance of common shares pursuant to the Open Market Sale Agreement	29,852	20,324
Issuance of common shares pursuant to exercise of stock options	260	122
Issuance of common shares pursuant to exercise of ESPP	535	395
Net cash provided by financing activities	30,647	31,814
Effect of foreign exchange rate changes on cash and cash equivalents	25	(22)
Decrease in cash and cash equivalents	$(4,491)	$(78,506)
Cash and cash equivalents, beginning of period	$30,776	$109,282
Cash and cash equivalents, end of period	$26,285	$30,776
 See accompanying notes to the consolidated financial statements.

ARBUTUS BIOPHARMA CORPORATION

Notes to Consolidated Financial Statements
(Tabular amounts in thousands of US Dollars, except share and per share amounts)

1.    Organization

Description of the Business

Arbutus Biopharma Corporation (“Arbutus” or the “Company”) is a clinical-stage biopharmaceutical company leveraging its extensive virology expertise to identify and develop novel therapeutics with distinct mechanisms of action, which can potentially be combined to provide a functional cure for patients with chronic hepatitis B virus (cHBV) infection. The Company believes the key to success in developing a functional cure involves suppressing HBV DNA, reducing surface antigen and boosting HBV-specific immune responses. The Company’s pipeline of internally developed, proprietary compounds includes an RNAi therapeutic, imdusiran (AB-729), and an oral PD-L1 inhibitor, AB-101. Imdusiran has generated meaningful clinical data demonstrating an impact on both surface antigen reduction and reawakening of the HBV-specific immune response. Imdusiran is currently in two Phase 2a combination clinical trials. AB-101 is currently being evaluated in a Phase 1a/1b clinical trial.

Liquidity

At December 31, 2023, the Company had an aggregate of $132.3 million in cash, cash equivalents and investments in marketable securities. The Company had no outstanding debt as of December 31, 2023. The Company believes it has sufficient cash, cash equivalents and investments in marketable securities to fund its operations for at least the next 12 months.

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

2.    Significant accounting policies

Basis of presentation and principles of consolidation

These consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) and include the accounts of Arbutus Biopharma Corporation and its one wholly-owned subsidiary, Arbutus Biopharma, Inc. All intercompany balances and transactions have been eliminated. Certain prior year amounts have been reclassified to conform to the current year presentation.

Use of estimates

The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions about future events that affect the reported amounts of assets, liabilities, revenue, expenses and contingent liabilities as of the end or during the reporting period. Actual results could significantly differ from those estimates. Significant estimates in the accompanying consolidated financial statements impact contingent consideration, stock-based compensation, clinical trial accruals and the sale of future royalties liability.

Cash and cash equivalents

Cash and cash equivalents are all highly liquid instruments with an original maturity of three months or less when purchased. Cash equivalents are recorded at cost plus accrued interest. The carrying value of these cash equivalents approximates their fair value.

Investments in marketable securities

The Company’s short-term investments consist of marketable securities that have original maturities exceeding three months and remaining maturities of less than one year. The Company classifies investments with remaining maturities of one year or longer as non-current. These investments are accounted for as available-for-sale securities and are reported at fair value, with unrealized gains and losses reported in other comprehensive loss until their disposition. Realized gains and losses from the sale of marketable securities, if any, are calculated using the specific-identification method, and are recorded as a component of other income or loss. The Company reviews its available-for-sale securities at each period end to determine if they remain available-for-sale based on the Company’s current intent and ability to sell the security if it is required to do so. Declines in value judged to be other-than-temporary are included in interest expense in the Company’s statements of operations and comprehensive loss. As of December 31, 2023, the recorded value of the Company’s investments in marketable securities was deemed to be recoverable in all respects.

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

Investment in Genevant

Arbutus accounts for its interest in Genevant as equity securities without readily determinable fair values. Accordingly, an estimate of the fair value of the securities is based on the original cost less previously recognized equity method losses, less impairments, plus or minus changes resulting from observable price changes in orderly transactions for identical or similar Genevant securities. As of December 31, 2023, Arbutus owned approximately 16% of the common equity of Genevant and the carrying value of Arbutus’ investment in Genevant was zero.

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

The Company’s collaboration agreements fall under the scope of Accounting Standards Codification (ASC) Topic 808, Collaborative Arrangements (ASC 808), when both parties are active participants in the arrangement and are exposed to significant risks and rewards. For certain arrangements under the scope of ASC 808, the Company analogizes to ASC Topic 606, Revenue from Contracts with Customers (ASC 606), for some aspects, including for the delivery of a good or service (i.e., a unit of account).

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

Research and development costs

Research and development costs include compensation and benefits for research and development employees, an allocation of overhead expenses and costs associated with materials and supplies used in clinical trials and research and development, outside contracted services including clinical and preclinical study costs, legal, regulatory compliance and fees paid to consultants or outside parties for research and development activities performed on the Company’s behalf. Such costs are charged to expense in the period in which they are incurred.

Research and development costs that are paid in advance of performance or receipt are recorded as prepaid expense and are amortized over the period that the services are performed.

Net loss per share

Net loss per share is calculated based on the weighted average number of common shares outstanding. Diluted net loss per share does not differ from basic net loss per share for the years ended December 31, 2023 and 2022, since the effect of including potential common shares would be anti-dilutive. For the year ended December 31, 2023, potential common shares of 20.4 million pertaining to outstanding stock options and unvested restricted stock units were excluded from the calculation of net loss per share. A total of approximately 15.5 million outstanding stock options were excluded from the calculation for the year ended December 31, 2022.

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

Stock-based compensation

The Company measures and recognizes compensation expense for all share-based compensation arrangements based on estimated fair values. The Company uses the Black-Scholes option valuation model to estimate the fair value of stock options at the date of grant. The Black-Scholes option valuation model requires the input of subjective assumptions to calculate the value of stock options. For those assumptions, the Company uses historical data and other information to estimate the expected price volatility and risk-free interest rate for all awards. The expected life of stock options granted are estimated to be five years for employees and six years for directors and executives, based on the Company’s historical experience. Assumptions on the dividend yield are based on the fact that the Company has never paid cash dividends and has no present intention to pay cash dividends. The restricted stock units granted by the Company are measured at the grant-date price of the Company’s common shares. Expense is recognized over the vesting period for all awards and commences at the grant date for time-based awards. Forfeitures are recognized as they occur.

For the Company’s Employee Stock Purchase Plan, the fair value of the right to acquire stock at a discounted price under the plan is calculated using the Black-Scholes valuation model. Expense is recognized over the period the employee contributes to the plan through payroll deductions.

Segment information

As of December 31, 2023, the Company viewed its operations and managed its business as one operating segment consistent with how its chief operating decision-maker, the Chief Executive Officer, makes decisions regarding resource allocation and assessing performance. Substantially all of the Company’s premises, property and equipment are located in the United States.

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

Recent accounting pronouncements

In June 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2016-13, Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments (ASC 326), which changes how entities account for credit losses on financial assets and other instruments that are not measured at fair value through net income, including available-for-sale debt securities. The Company implemented the guidance as of January 1, 2023 and there was not a material impact on its results of operations or financial position.

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (ASC 2023-07), which requires disclosure of significant segment expenses and other segment items on an annual and interim basis under ASC 280. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and for interim periods beginning after December 15, 2024. Early adoption is permitted and the amendments in this ASU should be applied on a retrospective basis to all periods presented. The Company has not determined the impact ASU 2023-07 may have on the Company’s financial statement disclosures.

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (ASU 2023-09), which improves income tax disclosures by requiring: (1) consistent categories and greater disaggregation of information in the rate reconciliation, and (2) income taxes paid disaggregated by jurisdiction. It also includes certain other amendments to improve the effectiveness of income tax disclosures. ASU 2023-09 is effective for annual periods beginning after December 15, 2024. Early adoption is permitted. The ASU indicates that all entities will apply the guidance prospectively with an option for retroactive application to each period presented in the financial statements. The Company has not determined the impact ASU 2023-09 may have on the Company’s financial statement disclosures.

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

To determine the fair value of the contingent consideration (note 10), the Company uses a probability weighted assessment that considers the likelihood of successfully commercializing a treatment for cHBV, the timing of future revenues related to commercial sales, and a probability adjusted discount rate that reflects the early stage nature of the development program, time to complete the program development, and overall biotech indices. The Company determined that the fair value of the contingent consideration was $7.6 million as of December 31, 2023 and the increase of $0.1 million has been recorded within operating expenses in the statement of operations and comprehensive loss for the year ended December 31, 2023. The assumptions used in the discounted cash flow model are level 3 inputs as defined above. The Company assessed the sensitivity of the fair value measurement to changes in these unobservable inputs, and determined that changes within a reasonable range would not result in a materially different assessment of fair value.

The following tables present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis, and indicates the fair value hierarchy of the valuation techniques used to determine such fair value:

	Level 1	Level 2	Level 3	Total
As of December 31, 2023	(in thousands)
Assets
Cash and cash equivalents	$26,285	$—	$—	$26,285
Investments in marketable securities, current	—	99,718	—	99,718
Investments in marketable securities, non-current	—	6,284	—	6,284
Total	$26,285	$106,002	$—	$132,287
Liabilities
Contingent consideration	—	—	7,600	7,600
Total	$—	$—	$7,600	$7,600

	Level 1	Level 2	Level 3	Total
As of December 31, 2022	(in thousands)
Assets
Cash and cash equivalents	$30,776	$—	$—	$30,776
Investments in marketable securities, current	—	116,137	—	116,137
Investments in marketable securities, non-current	—	37,363	—	37,363
Total	$30,776	$153,500	$—	$184,276
Liabilities
Contingent consideration	—	—	7,531	7,531
Total	$—	$—	$7,531	$7,531

The following table presents the changes in fair value of the Company’s contingent consideration:

	Liability at beginning of the period	Increase in fair value of liability	Liability at end of the period
	(in thousands)
Year ended December 31, 2023	$7,531	$69	$7,600
Year ended December 31, 2022	$5,298	$2,233	$7,531

4.    Investments in marketable securities

Investments in marketable securities and cash equivalents consisted of the following:

	Amortized Cost	Gross Unrealized Gain(1)	Gross Unrealized Loss(1)	Fair Value
As of December 31, 2023	(in thousands)
Cash equivalents
Money market fund	$18,029	$—	$—	$18,029
Total	$18,029	$—	$—	$18,029
Investments in marketable short-term securities
US government agency bonds	$17,918	$—	$(44)	$17,874
US corporate bonds	71,045	30	(189)	70,886
Yankee bonds	2,000	—	(17)	1,983
US government bonds	9,001	—	(26)	8,975
Total	$99,964	$30	$(276)	$99,718
Investments in marketable long-term securities
US corporate bonds	$6,273	$18	$(7)	$6,284
Total	$6,273	$18	$(7)	$6,284
 (1) Gross unrealized gain (loss) is pre-tax and is reported in accumulated other comprehensive loss.

	Amortized Cost	Gross Unrealized Gain(1)	Gross Unrealized Loss(1)	Fair Value
As of December 31, 2022	(in thousands)
Cash equivalents
Money market fund	$23,218	$—	$—	$23,218
Total	$23,218	$—	$—	$23,218
Investments in marketable short-term securities
US government agency bonds	$26,686	$—	$(424)	$26,262
US corporate bonds	27,144	—	$(303)	$26,841
US treasury bills	8,483	—	$(16)	8,467
US government bonds	55,361	—	(794)	54,567
Total	$117,674	$—	$(1,537)	$116,137
Investments in marketable long-term securities
US government agency bonds	$3,724	$—	$(130)	$3,594
US corporate bonds	25,433	—	(336)	25,097
US government bonds	8,972	—	(300)	8,672
Total	$38,129	$—	$(766)	$37,363
(1) Gross unrealized gain (loss) is pre-tax and is reported in accumulated other comprehensive loss.

The contractual maturity of the $99.7 million of short-term marketable securities held by the Company as of December 31, 2023 is less than one year. As of December 31, 2023, the Company held $6.3 million of long-term marketable securities with contractual maturities of more than one year, but less than five years. As of December 31, 2022, the Company’s $116.1 million of short-term marketable securities had contractual maturities of less than one year, while the Company’s $37.4 million of long-term marketable securities had maturities of more than one year, but less than five years.

At December 31, 2023 and December 31, 2022, the Company had 37 and 53, respectively, available-for-sale investment debt securities in an unrealized loss position without an allowance for credit losses. Unrealized losses on the Company’s investments in debt securities have not been recognized into income as the issuers’ bonds are of high credit quality and the decline in fair value is largely due to market conditions and/or changes in interest rates. The Company does not intend to sell and it is more likely than not that the Company will not be required to sell the securities prior to the anticipated recovery of their amortized cost basis. The issuers continue to make timely interest payments on the bonds. The fair value is expected to recover as the bonds approach maturity.

Accrued interest receivable on investments in marketable securities of $0.6 million at both December 31, 2023 and December 31, 2022 is included in prepaid expenses and other current assets.

The Company had realized gains on investments of less than $0.1 million and zero for the years ended December 31, 2023 and 2022, respectively.

5.    Investment in Genevant

In April 2018, the Company entered into an agreement with Roivant Sciences Ltd. (Roivant), its largest shareholder, to launch Genevant Sciences Ltd. (Genevant), a company focused on a broad range of RNA-based therapeutics enabled by the Company’s LNP and ligand conjugate delivery technologies. The Company licensed rights to its LNP and ligand conjugate delivery platforms to Genevant for RNA-based applications outside of HBV, except to the extent certain rights had already been licensed to other third parties (the Genevant License). The Company retained all rights to its LNP and conjugate delivery platforms for HBV.

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

The Company accounts for its interest in Genevant as equity securities without readily determinable fair values. Accordingly, an estimate of the fair value of the securities is based on the original cost less previously recognized equity method losses, less impairments, plus or minus changes resulting from observable price changes in orderly transactions for identical or a similar Genevant securities. As of December 31, 2023, the carrying value of the Company’s investment in Genevant was zero and the Company owned approximately 16% of the common equity of Genevant.

6.    Leases

The Company had one operating lease for its office and laboratory space as of December 31, 2023. The Company’s corporate headquarters is located at 701 Veterans Circle, Warminster, Pennsylvania. The lease expires on April 30, 2027, and the Company has the option of extending the lease for two further five-year terms. The Company also previously leased office space located at 626 Jacksonville Road, Warminster, Pennsylvania under a lease that terminated on August 31, 2022.

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
During the years ended December 31, 2023 and 2022, the Company incurred total operating lease expenses of $0.6 million and $0.7 million, respectively, which included lease expenses associated with fixed lease payments of $0.5 million and $0.6 million, respectively, and variable payments associated with common area maintenance and similar expenses were $0.1 million in both years.

Weighted average remaining lease term and discount rate were as follows:

As of December 31, 2023
Weighted-average remaining lease term (years)	3.3
Weighted average discount rate	9.0%
The Company did not include options to extend its lease terms as part of its ROU asset and lease liabilities.
Supplemental cash flow information related to the Company’s operating leases was as follows:

	2023	2022
	(in thousands)
Cash paid for amounts included in the measurement of lease liabilities	$598	$641

Future minimum lease payments under operating leases that have remaining terms as of December 31, 2023 are as follows:

As of December 31, 2023
(in thousands)
2024	$616
2025	635
2026	654
2027	134
2028	—
Thereafter	—
Total lease payments	$2,039
Less: interest	(271)
Present value of lease payments	$1,768

7.    Property and equipment

The Company’s property and equipment balances as of the years ended December 31, 2023 and 2022 are as follows:

	Cost	Accumulated depreciation	Net book value
December 31, 2023	(in thousands)
Lab equipment	$7,593	$(5,892)	$1,701
Leasehold improvements	8,590	(5,618)	2,972
Computer hardware and software	391	(390)	1
	$16,574	$(11,900)	$4,674

	Cost	Accumulated depreciation	Net book value
December 31, 2022	(in thousands)
Lab equipment	$6,890	$(5,679)	$1,211
Leasehold improvements	8,590	(4,749)	3,841
Computer hardware and software	391	(373)	18
	$15,871	$(10,801)	$5,070

Depreciation expense for the years ended December 31, 2023 and 2022 was $1.4 million for both years.

8.    Accounts payable and accrued liabilities

Accounts payable and accrued liabilities are comprised of the following:

	December 31, 2023	December 31, 2022
	(in thousands)
Trade accounts payable	$3,223	$3,520
Payroll accruals	3,349	3,730
Research and development accruals	2,884	8,261
Professional fee accruals	815	512
Other accrued liabilities	—	6
Total	$10,271	$16,029

In connection with the Company’s decision in September 2023 to focus its pipeline on its HBV clinical stage compounds and discontinue certain research programs, the Company took steps to streamline the organization and reduced its workforce by 24% in November 2023, primarily affecting the research function. As a result, the Company incurred a one-time restructuring charge of approximately $1.1 million in the fourth quarter 2023, of which $0.2 million was accrued and included in payroll accruals as of December 31, 2023.

9.    Sale of future royalties
On July 2, 2019, the Company entered into a Purchase and Sale Agreement (the Agreement) with the Ontario Municipal Employees Retirement System (OMERS), pursuant to which the Company sold to OMERS part of its royalty interest on future global net sales of ONPATTRO® (Patisiran) (ONPATTRO), an RNA interference therapeutic currently being sold by Alnylam Pharmaceuticals, Inc. (Alnylam).

ONPATTRO utilizes Arbutus’s LNP technology, which was licensed to Alnylam pursuant to the Cross-License Agreement, dated November 12, 2012, by and between the Company and Alnylam (the LNP License Agreement). Under the terms of the LNP License Agreement, the Company is entitled to tiered royalty payments on global net sales of ONPATTRO ranging from 1.00% to 2.33% after offsets, with the highest tier applicable to annual net sales above $500 million. This royalty interest was sold to OMERS, effective as of January 1, 2019, for $20 million in gross proceeds before advisory fees. OMERS will retain this entitlement until it has received $30 million in royalties, at which point 100% of such royalty interest on future global net sales of ONPATTRO will revert to the Company. OMERS has assumed the risk of collecting up to $30 million of future royalty payments from Alnylam and Arbutus is not obligated to reimburse OMERS if they fail to collect any such future royalties.

The $30 million in royalties to be paid to OMERS is accounted for as a liability, with the difference between the liability and the gross proceeds received accounted for as a discount. The discount, as well as $1.5 million of transaction costs, will be amortized as interest expense based on the projected balance of the liability as of the beginning of each period. As of December 31, 2023, the Company estimated an effective annual interest rate of approximately 2.1%. Over the course of the Agreement, the actual interest rate will be affected by the amount and timing of royalty revenue recognized and changes in the timing of forecasted royalty revenue. On a quarterly basis, the Company will reassess the expected timing of the royalty revenue, recalculate the amortization and effective interest rate and adjust the accounting prospectively as needed.

The Company recognizes non-cash royalty revenue related to the sales of ONPATTRO during the term of the Agreement. As royalties are remitted to OMERS from Alnylam, the balance of the recognized liability is effectively repaid over the life of the Agreement. From the inception of the royalty sale through December 31, 2023, an aggregate of $22.7 million of royalties have been collected by OMERS. There are a number of factors that could materially affect the amount and timing of royalty payments from Alnylam, none of which are within the Company’s control.

During the year ended December 31, 2023, the Company recognized non-cash royalty revenue of $3.9 million and $0.5 million of related non-cash interest expense. During the year ended December 31, 2022, the Company recognized non-cash royalty revenue of $7.7 million and related non-cash interest expense of $1.7 million.

The table below shows the activity related to the net liability for the years ended December 31, 2023 and December 31, 2022:

	Twelve Months Ended December 31,
	2023	2022
	(in thousands)
Net liability related to sale of future royalties - beginning balance	$10,365	$16,296
Non-cash royalty revenue	(3,867)	(7,653)
Non-cash interest expense	455	1,722
Net liability related to sale of future royalties - ending balance	$6,953	$10,365

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

10.    Contingencies and commitments

Stock Purchase Agreement with Enantigen

In October 2014, Arbutus Inc., the Company’s wholly-owned subsidiary, acquired all of the outstanding shares of Enantigen Therapeutics, Inc. (Enantigen) pursuant to a stock purchase agreement. The amount paid to Enantigen’s selling shareholders could be up to an additional $102.5 million in sales performance milestones in connection with the sale of the first commercialized product by Arbutus for the treatment of HBV, regardless of whether such product is based upon assets acquired under this agreement, and a low single-digit royalty on net sales of such first commercialized HBV product, up to a maximum royalty payment of $1.0 million that, if paid, would be offset against Arbutus’ milestone payment obligations. Certain other development milestones related to the acquisition were tied to programs which are no longer under development by Arbutus, and therefore the contingency related to those development milestones is zero.

The contingent consideration is a financial liability and is measured at its fair value at each reporting period, with any changes in fair value from the previous reporting period recorded in the statement of operations and comprehensive loss (note 3).

The fair value of the contingent consideration was $7.6 million as of December 31, 2023.

11.    Collaborations and royalty entitlements

Collaborations

Qilu Pharmaceuticals Co, Ltd.

In December 2021, the Company entered into a technology transfer and exclusive licensing agreement (the License Agreement) with Qilu, pursuant to which the Company granted Qilu an exclusive (except as to certain retained rights), sublicensable, royalty-bearing license, under certain intellectual property owned by the Company, to develop, manufacture and commercialize imdusiran, including pharmaceutical products that include imdusiran, for the treatment or prevention of hepatitis B in China, Hong Kong, Macau and Taiwan (the Territory).

In partial consideration for the rights granted by the Company, Qilu paid the Company a one-time upfront cash payment of $40.0 million on January 5, 2022 and agreed to pay the Company milestone payments totaling up to $245 million, net of withholding taxes, upon the achievement of certain technology transfer, development, regulatory and commercialization milestones (the Milestone Payments). Qilu paid $4.4 million of withholding taxes to the Chinese taxing authority on the Company’s behalf, related to the upfront cash payment. In addition, Qilu also agreed to pay the Company double digit royalties into the low twenties percent based upon annual net sales of imdusiran in the Territory. The royalties are payable on a product-by-product and region-by-region basis, subject to certain limitations.

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

Concurrent with the execution of the license agreement, the Company entered into a Share Purchase Agreement (the Share Purchase Agreement) with Anchor Life Limited, a company established pursuant to the applicable laws and regulations of Hong Kong and an affiliate of Qilu (the Investor), pursuant to which the Investor purchased 3,579,952 of the Company’s common shares, without par value (the Common Shares), at a purchase price of USD $4.19 per share, which was a 15% premium on the thirty-day average closing price of the Common Shares as of the close of trading on December 10, 2021 (the Share Transaction). The Company received $15.0 million of gross proceeds from the Share Transaction on January 6, 2022. The Common Shares sold to the Investor in the Share Transaction represented approximately 2.5% of the Common Shares outstanding immediately prior to the execution of the Share Purchase Agreement.

The License Agreement falls under the scope of ASC 808 as both parties are active participants in the arrangement and are exposed to significant risks and rewards. While this arrangement is in the scope of ASC 808, the Company analogizes to ASC 606 for some aspects of this arrangement, including for the delivery of a good or service (i.e., a unit of account). In accordance with the guidance, the Company identified the following commitments under the arrangement: (i) rights to develop, use, sell, have sold, offer for sale and import any product comprised of Licensed Product (the Qilu License); and (ii) drug supply obligations and manufacturing technology transfer (the Manufacturing Obligations). The Company determined that these two commitments are not distinct performance obligations for purposes of recognizing revenue as the manufacturing process is highly specialized and Qilu would not be able to benefit from the Qilu License without the Company’s involvement in the manufacturing activities until the transfer of the manufacturing know-how is complete. As such, the Company will combine these commitments into one performance obligation to which the transaction price will be allocated to and will recognize this transaction price associated with the bundled performance obligation over time using an inputs method based on labor hours expended by the Company on its Manufacturing Obligations.

The Company determined the initial transaction price of the combined performance obligation to be $50.4 million, which includes the $40.0 million upfront fee, $4.4 million of withholding taxes paid by Qilu on behalf of the Company and the premium paid for the Share Transaction of $4.1 million. The Company determined the Milestone Payments to be variable consideration subject to constraint at inception. At the end of each subsequent reporting period, the Company will reevaluate the probability of achievement of the future development, regulatory, and sales milestones subject to constraint and, if necessary, will adjust its estimate of the overall transaction price. Any such adjustments will be recorded on a cumulative catch-up basis, which would affect revenues and earnings in the period of adjustment.

The following table outlines the transaction price and the changes to the related liability balance:

	Transaction Price	Cumulative Collaboration Revenue Recognized	Deferred License Revenue
	(in thousands)
Combined performance obligation	$50,445	$36,681	$13,764
Less contract asset			$(1,973)
Total deferred license revenue			$11,791

The Company recognized $10.7 million of revenue based on labor hours expended by the Company on its Manufacturing Obligations during the twelve months ended December 31, 2023, and $26.0 million during the twelve months ended December 31, 2022.

As of December 31, 2023, the balance of the deferred license revenue was $11.8 million. The $4.4 million of withholding taxes paid by Qilu on behalf of the Company was recorded as income tax expense during the twelve months ended December 31, 2022.

The Company incurred $0.6 million of incremental costs in obtaining the Qilu License, which the Company capitalized in other current assets and other assets and amortizes as a component of general and administrative expense commensurate with the recognition of the combined performance obligation. The Company recognized $0.1 million of related amortization expense for the twelve months ended December 31, 2023.
The Company reevaluates the transaction price and the total estimated labor hours expected to be incurred to satisfy the performance obligations and adjusts the deferred revenue at the end of each reporting period. Such changes will result in a change to the amount of collaboration revenue recognized and deferred revenue.

Assembly Biosciences, Inc.

In August 2020, the Company entered into a clinical collaboration agreement with Assembly Biosciences, Inc. (Assembly) to evaluate imdusiran in combination with Assembly’s first-generation HBV core inhibitor (capsid inhibitor) candidate vebicorvir (VBR) and standard-of-care NA therapy for the treatment of patients with HBV infection. Assembly has completed enrollment in the clinical trial. In July 2022, Assembly announced its plan to discontinue development of VBR. Despite this, in consultation with Assembly, the Company continued dosing patients in this Phase 2a proof-of-concept clinical trial in order to fully and accurately assess the results. Preliminary data from 65 patients indicated that adding VBR to imdusiran and NA therapy does not positively or negatively impact the reduction of HBsAg compared to imdusiran and NA therapy alone. Accordingly, the Company and Assembly mutually agreed to discontinue the clinical trial following completion of the final, on-

treatment visit at week 48. The Company and Assembly shared in the costs of the collaboration. The Company incurred $1.3 million and $2.8 million of costs related to the collaboration during the years ended December 31, 2023 and 2022, respectively, and reflected those costs in research and development in the statements of operations and comprehensive loss. Except to the extent necessary to carry out Assembly’s responsibilities with respect to the collaboration trial, the Company has not provided any license grant to Assembly for use of the Company’s imdusiran compound.

Barinthus Biotherapeutics plc

In July 2021, the Company entered into a clinical collaboration agreement with Barinthus Biotherapeutics plc (Barinthus), formerly Vaccitech plc, to evaluate imdusiran followed by Barinthus’ VTP-300, an HBV antigen specific immunotherapy, and ongoing nucleos(t)ide analogue therapy in patients with cHBV infection. Recently, the clinical trial was amended and is now dosing patients in an additional treatment arm that includes an approved PD-1 monoclonal antibody inhibitor, nivolumab (Opdivo®).

The Company is responsible for managing this Phase 2a proof-of-concept clinical trial, subject to oversight by a joint development committee comprised of representatives from the Company and Barinthus. The Company and Barinthus retain full rights to their respective product candidates and will split all costs associated with the clinical trial. The Company incurred $1.8 million and $0.8 million of costs related to the collaboration, net of Barinthus’s 50% share, during the years ended December 31, 2023 and 2022, respectively, and reflected those net costs in research and development in the statements of operations and comprehensive loss.

Royalty Entitlements

Alnylam Pharmaceuticals, Inc. and Acuitas Therapeutics, Inc.

The Company has two royalty entitlements to Alnylam’s global net sales of ONPATTRO.

In 2012, the Company entered into a license agreement with Alnylam Pharmaceuticals, Inc. (Alnylam) that entitles Alnylam to develop and commercialize products with the Company’s LNP technology. Alnylam’s ONPATTRO, which represents the first approved application of the Company’s LNP technology, was launched by Alnylam in 2018. Under the terms of this license agreement, the Company is entitled to tiered royalty payments on global net sales of ONPATTRO ranging from 1.00% - 2.33% after offsets, with the highest tier applicable to annual net sales above $500 million. This royalty interest was sold to OMERS, effective as of January 1, 2019, for $20 million in gross proceeds before advisory fees. OMERS will retain this entitlement until it has received $30 million in royalties, at which point 100% of this royalty entitlement on future global net sales of ONPATTRO will revert back to the Company. OMERS has assumed the risk of collecting up to $30.0 million of future royalty payments from Alnylam and the Company is not obligated to reimburse OMERS if they fail to collect any such future royalties. If this royalty entitlement reverts to the Company, it has the potential to provide an active royalty stream or to be otherwise monetized again in full or in part. From the inception of the royalty sale through December 31, 2023, an aggregate of $22.7 million of royalties have been earned by OMERS. See note 9 for further details.

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

Gritstone Oncology, Inc.

On October 16, 2017, the Company entered into a license agreement with Gritstone that granted them worldwide access to its portfolio of proprietary and clinically validated LNP technology and associated intellectual property to deliver Gritstone’s self-replicating, non-mRNA, RNA-based neoantigen immunotherapy products. Gritstone paid the Company an upfront payment, and will make payments for achievement of development, regulatory, and commercial milestones and royalties. As a result of the Company’s agreement with Genevant (see note 5 for details), from April 11, 2018 going forward, Genevant is entitled to 50% of the revenues earned by the Company from Gritstone. The Company is the agent in this arrangement and records revenue on a net basis. Milestone payments that are not within the control of the Company or the licensee, such as those that require regulatory approvals, are not considered probable of being achieved until those approvals are received. The Company did not receive any payments from Gritstone during the years ended December 31, 2023 or 2022.

Revenues from the Company’s royalty entitlements are summarized in the following table:

	Year ended December 31,
	2023	2022
	(in thousands)
Revenue from collaborations and licenses
Royalties from sales of Onpattro	$3,608	$5,316
Qilu Pharmaceutical Co., Ltd.	10,666	26,015
Other milestone and royalty payments	—	35
Non-cash royalty revenue
Royalties from sales of Onpattro	3,867	7,653
Total revenue	$18,141	$39,019

12.    Shareholders’ equity

Authorized share capital

The Company’s authorized share capital consists of an unlimited number of common shares and preferred shares, without par value, and 1,164,000 Series A participating convertible preferred shares, without par value.

Open Market Sale Agreement

The Company has an Open Market Sale Agreement with Jefferies LLC (Jefferies) dated December 20, 2018, as amended by Amendment No. 1, dated December 20, 2019, Amendment No. 2, dated August 7, 2020 and Amendment No. 3, dated March 4, 2021 (as amended, the Sale Agreement), under which the Company may issue and sell common shares, from time to time.

On December 23, 2019, the Company filed a shelf registration statement on Form S-3 with the Securities and Exchange Commission (the SEC) (File No. 333-235674) and accompanying base prospectus, which was declared effective by the SEC on January 10, 2020 (the January 2020 Registration Statement), for the offer and sale of up to $150.0 million of the Company’s securities. The January 2020 Registration Statement also contained a prospectus supplement in connection with the offering of up to $50.0 million of the Company’s common shares pursuant to the Sale Agreement. This prospectus supplement was fully utilized during 2020. On August 7, 2020, the Company filed a prospectus supplement with the SEC (the August 2020 Prospectus Supplement) in connection with the offering of up to an additional $75.0 million of its common shares pursuant to the Sale Agreement under the January 2020 Registration Statement. The August 2020 Prospectus Supplement was fully utilized during 2020. The January 2020 Registration Statement expired in January 2023.

On August 28, 2020, the Company filed a shelf registration statement on Form S-3 with the SEC (File No. 333-248467) and accompanying base prospectus, which was declared effective by the SEC on October 22, 2020 (the October 2020 Registration Statement), for the offer and sale of up to $200.0 million of the Company’s securities. On March 4, 2021, the Company filed a prospectus supplement with the SEC (the March 2021 Prospectus Supplement) in connection with the offering of up to an additional $75.0 million of its common shares pursuant to the Sale Agreement under October 2020 Registration Statement. The March 2021 Prospectus Supplement was fully utilized during 2021. On October 8, 2021, the Company filed a prospectus supplement with the SEC (the October 2021 Prospectus Supplement) in connection with the offering of up to an additional $75.0 million of its common shares pursuant to the Sale Agreement under the October 2020 Registration Statement. The October 2020 Registration Statement expired in October 2023 with $29.3 million that was not utilized under the October 2021 Prospectus Supplement.

On November 4, 2021, the Company filed a shelf registration statement on Form S-3 with the SEC (File No. 333-260782) and accompanying base prospectus, declared effective by the SEC on November 18, 2021 (the November 2021 Registration Statement), for the offer and sale of up to $250.0 million of the Company’s securities.

On March 3, 2022, the Company filed a prospectus supplement with the SEC (the March 2022 Prospectus Supplement) in connection with the offering of up to an additional $100.0 million of its common shares pursuant to the Sale Agreement under: (i) the January 2020 Registration Statement; (ii) the October 2020 Registration Statement; and (iii) the November 2021 Registration Statement, of which only the November 2021 Registration Statement remains active.

During the years ended December 31, 2023 and 2022, the Company issued 12,020,257 and 8,645,426 common shares, respectively, under the Sale Agreement, resulting in net proceeds of approximately $29.9 million and $20.3 million, respectively.

As of December 31, 2023, there was approximately $70.9 million remaining available under the March 2022 Prospectus Supplement, pursuant to the November 2021 Registration Statement.

13.    Stock-based compensation

Awards outstanding and available for issuance

During the year ended December 31, 2023, the Company had stock options outstanding under the following plans (collectively, the Plans): the 2016 Omnibus Share and Incentive Plan (the 2016 Plan), the 2011 Omnibus Share Compensation Plan (the 2011 Plan); the 2023 and 2019 inducement grants; and the OnCore Option Plan. During the year ended December 31, 2023, the Company had restricted stock units outstanding under the 2016 Plan.

As of December 31, 2023, the aggregate number of shares authorized for awards under all Plans was 32,290,202. As of December 31, 2023, the Company had 19,164,765 options and 1,231,450 restricted stock units outstanding and 7,672,299 awards available for issuance under the Plans.

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

In June 2019, the Company provided an inducement grant of 1,112,000 options to its newly hired Chief Executive Officer. These options were awarded in a separate plan as non-qualified awards and are governed by the substantially the same terms as the 2016 Plan. In July 2023, the Company provided an inducement grant of 500,000 options to its newly hired General Counsel and Chief Compliance Officer and are governed by substantially the same terms as the 2016 Plan.

Hereafter, information on options governed by the 2016 Plan, the 2011 Plan and the 2023 and 2019 inducement grants (the Arbutus Plans) is presented on a consolidated basis as the terms of the plans are similar. Information on the OnCore Option Plan is presented separately.

Stock options under the Arbutus Plans

The following table summarizes activity related to the Company’s equity-classified stock options, including its performance options, for the year ended December 31, 2023:

	Stock Options Outstanding		Vested Stock Options	Non-Vested Stock Options
	Number	Weighted-Average Exercise Price	Number	Number	Weighted-Average Grant-Date Fair Value
Balance as of December 31, 2022	15,349,998	$3.76	9,631,779	5,718,219	$2.39
Options granted	5,082,640	$2.78	—	5,082,640	$2.15
Options exercised	(101,356)	$2.56	(101,356)	—	$—
Options forfeited, canceled or expired	(1,267,117)	$4.39	(698,937)	(568,180)	$2.24
Options vested	—	$—	3,500,403	(3,500,403)	$2.33
Balance as of December 31, 2023	19,064,165	$3.47	12,331,889	6,732,276	$2.25

The intrinsic value of options exercised under the Arbutus Plans during 2023 and 2022 are less than $0.1 million and $0.1 million, respectively.

The following table summarizes additional information related to the Company’s equity-classified stock options, including its performance options, as of December 31, 2023:

As of December 31, 2023
Options outstanding and expected to vest
Number of stock options outstanding	19,064,165
Weighted-average exercise price	$3.47
Intrinsic value (in $000s)	$857
Weighted-average term remaining	7.0 years
Vested stock options
Number of vested stock options	12,331,889
Weighted-average exercise price	$3.74
Intrinsic value (in $000s)	$657
Weighted-average term remaining	6.2 years

The assumptions used in the Black-Scholes option-pricing for grants made during the years ended December 31, 2023 and 2022 are as follows:

	December 31, 2023	December 31, 2022
Expected average option term	5.6 years	5.5 years
Expected volatility	97.1%	97.0%
Expected dividends	—%	—%
Risk-free interest rate	3.57%	1.77%

The Company considers all available information when estimating the fair value of its stock option grants.

Stock options under the other plans

As of December 31, 2023, the Company also has 20,000 liability option awards outstanding with a weighted average exercise price of $12.10 and 80,600 stock option awards outstanding under the OnCore Option Plan with a weighted average exercise price of $0.56.

Restricted Stock Units under the Arbutus Plans

The following table summarizes activity related to the Company’s restricted stock units, for the year ended December 31, 2023:

	Restricted Stock Units Outstanding		Vested Restricted Stock Units	Non-Vested Restricted Stock Units
	Number	Weighted-Average Grant-Date Fair Value	Number	Number	Weighted-Average Grant-Date Fair Value
Balance as of December 31, 2022	—	$—	—	—	$—
Restricted stock units granted	1,344,550	$2.90	—	1,344,550	$2.90
Restricted stock units vested	—	$—	—	—	$—
Restricted stock units forfeited, canceled or expired	(113,100)	$—	—	(113,100)	$2.90
Restricted stock units vested	—	$—	—	—	$—
Balance as of December 31, 2023	1,231,450	$2.90	—	1,231,450	$2.90

The restricted stock units vest over three years in equal annual installments beginning one year from the grant date.

Employee Stock Purchase Plan

In May 2020, the Company’s stockholders approved the 2020 Employee Stock Purchase Plan (the ESPP) which became effective on May 28, 2020. A total of 1,500,000 common shares were reserved for issuance under the ESPP. Company employees contribute funds via payroll deductions, which are used to buy Company common shares at a discount of up to 15% based on the lower of the price at the start of the offering period and at the end of the relevant purchase period within such offering period. The initial offering period under the ESPP was September 1, 2020 through August 31, 2021 with purchase dates set on February 26, 2021 and August 31, 2021, with subsequent offering periods beginning on September 1 and ending on August 31. The Company issued 290,438 and 171,224 shares under its ESPP for the years ended December 31, 2023 and 2022, respectively. As of December 31, 2023, there were 842,001 shares remaining for issuance under the ESPP. For both of the years ended December 31, 2023 and 2022, the Company recognized $0.2 million of stock-based compensation expense related to the ESPP. The fair value of the right to acquire stock at a discounted price under the ESPP is calculated using the Black-Scholes valuation model and recorded as stock-based compensation. Expense is recognized over the period the employee contributes to the plan through payroll deductions.

Stock-based compensation expense

Total stock-based compensation expense was comprised of vesting of options and restricted stock units awarded to employees under the Arbutus and OnCore Plans calculated in accordance with the fair value method as described above and amortization of compensation cost related to the ESPP.

The Company recognizes forfeitures as they occur, and the effects of forfeitures are reflected in stock-based compensation expense.

Stock-based compensation has been recorded in the consolidated statement of operations and comprehensive loss as follows:

	Year Ended December 31,
	2023	2022
	(in thousands)
Research and development	$3,684	$2,912
General and administrative	5,617	4,270
Total	$9,301	$7,182

At December 31, 2023, there remained $10.6 million and $1.9 million of unrecognized compensation expense related to unvested equity employee stock options and restricted stock units, respectively, to be recognized as expense over a weighted-average periods of approximately 2.3 years and 2.1 years, respectively.

For each of the years ended December 31, 2023 and 2022, the Company had zero performance-based stock compensation expense.

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

Income tax expense varies from the amounts that would be computed by applying the combined Canadian federal and provincial income tax rate of 27% (2022 - 27%) to the loss before income taxes as shown in the following tables:

	Year ended December 31,
	2023	2022
	(in thousands)
Computed taxes (benefits) at Canadian federal and provincial tax rates	$(19,668)	$(17,554)
Withholding taxes	—	4,444
Other	(2,108)	761
Permanent and other differences	198	869
Federal R&D credit	(1,741)	—
Foreign tax credit applied	—	(4,444)
Federal and Provincial ITCs applied	(179)	(324)
Change in valuation allowance	18,425	14,563
Difference due to income taxed at foreign rates	5,260	5,625
Stock-based compensation	(187)	504
Income tax expense	$—	$4,444

As of December 31, 2023, the Company had investment tax credits available to reduce Canadian federal income taxes of $7.1 million, versus $7.2 million as of December 31, 2022, which expire between 2031 and 2037, and provincial income taxes of $2.0 million as of both December 31, 2023 and 2022, which expire between 2024 and 2027. The investment tax credits are accounted for under a flow-through method. In addition, the Company had research and development credits of $7.3 million as of December 31, 2023, and $3.7 million as of December 31, 2022, which expire between 2031 and 2038 and which can be used to reduce future taxable income in the United States.

As of December 31, 2023, the Company had scientific research and experimental development expenditures of $61.9 million available for indefinite carry-forward, versus $62.2 million as of December 31, 2022. The Company also had net operating losses of $148.1 million as of both December 31, 2023 and 2022, which are due to expire between 2035 and 2038 and which can be used to offset future taxable income in Canada.

As of December 31, 2023 and 2022, the Company had $11.7 million of net operating losses due to expire in 2035 which can be used to offset future taxable income in the United States. United States net operating loss carryforwards arising in 2019 and future periods have an indefinite carryforward period. As of December 31, 2023, the Company had $230.2 million of net operating losses subject to an indefinite carryforward period which can be used to offset future taxable income in the United States. Future use of a portion of the United States loss carryforwards are subject to limitations under Internal Revenue Code Section 382.

As a result of ownership changes occurring on October 1, 2014 and March 4, 2015, the Company’s ability to use these losses may be limited. Losses incurred to date may be further limited if a subsequent change in control occurs.

The Company generated $14.8 million of pre-tax domestic income and $87.7 million in pre-tax foreign losses, respectively, for the year ended December 31, 2023. The Company generated $28.7 million of pre-tax domestic income and $93.7 million in pre-tax foreign losses, respectively, for the year ended December 31, 2022. The Company used accumulated domestic net operating losses to offset the taxable income in both years.

As required by the 2017 Tax Cuts and Jobs Act and effective in 2022, the deferred tax asset as of December 31, 2023 and 2022 included $27.3 million and $16.5 million, respectively, related to the mandatory capitalization and amortization of research and development expenses.

Significant components of the Company’s deferred tax assets and liabilities are shown below:

	As of December 31,
	2023	2022
	(in thousands)
Deferred tax assets (liabilities):
Operating loss carryforwards	$89,090	$83,564
Canadian research and development deductions	16,726	16,791
Book amortization in excess of tax	(451)	(461)
Revenue recognized for tax purposes in excess of revenue recognized for accounting purposes	1,878	2,799
Tax value in excess of accounting value in lease inducements	74	93
Deferred revenue	3,184	6,063
Canadian Federal investment tax credits	5,147	5,278
Canadian Provincial investment tax credits	1,953	1,953
Equity method investment	3,375	3,375
U.S. Federal research and development credits	7,254	3,633
Deductible stock options	6,058	3,681
U.S. research and experimental expenditures capitalization	27,265	16,471
Accrued interest payable	1,722	1,507
Amortization	322	387
Other	114	153
Total deferred tax assets	$163,711	$145,287
Valuation allowance	(163,711)	(145,287)
Net deferred tax assets (liabilities)	$—	$—

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

Our management, including our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)), as of the end of the period covered by this Annual Report on Form 10-K. Based upon that evaluation, our interim Chief Executive Officer (our principal executive officer) and Chief Financial Officer (our principal financial officer), concluded that, as of December 31, 2023, our disclosure controls and procedures were effective to provide reasonable assurance that (a) the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (b) such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in the Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO 2013).

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Based on our evaluation under the framework in COSO 2013, our management concluded that our internal control over financial reporting was effective as of December 31, 2023.

Changes in Internal Control over Financial Reporting

There have not been changes in our internal control over financial reporting during the quarter ended December 31, 2023 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

Item 9B. Other Information

During the three months ended December 31, 2023, none of our directors or officers adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” as such terms are defined under Item 408 of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated herein by reference to our Proxy Statement for the 2024 Annual General Meeting of the Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2023.

We have adopted a code of business conduct for directors, officers and employees (the Code of Conduct), which is available on our website at http://investor.arbutusbio.com/corporate-governance-0 and also at www.sedar.com. We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding any amendment to, or waiver from, a provision of this Code of Conduct by posting such information on the website address and location specified above.

Item 11. Executive Compensation

The information required by this item is incorporated herein by reference to our Proxy Statement for the 2024 Annual General Meeting of the Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2023.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated herein by reference to our Proxy Statement for the 2024 Annual General Meeting of the Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2023.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated herein by reference to our Proxy Statement for the 2024 Annual General Meeting of the Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2023.

Item 14. Principal Accounting Fees and Services

The information required by this item is incorporated herein by reference to our Proxy Statement for the 2024 Annual General Meeting of the Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2023.

PART IV

Item 15. Exhibits and Financial Statement Schedules

Exhibit	Description

2.1
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

4.1**	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.

10.1**#	Form of Arbutus Biopharma Corporation Indemnity Agreement.

10.2†
License Agreement between the University of British Columbia and Inex Pharmaceuticals Corporation executed on July 30, 2001 (incorporated herein by reference to Exhibit 4.17 to the Registrant’s Annual Report on Form 20-F for the year ended December 31, 2010, filed with the SEC on June 3, 2011).

10.3†
Amendment Agreement between the University of British Columbia and Inex Pharmaceuticals Corporation dated July 11, 2006 (incorporated herein by reference to Exhibit 4.18 to the Registrant’s Annual Report on Form 20-F for the year ended December 31, 2010, filed with the SEC on June 3, 2011).

10.4†
Second Amendment Agreement between the University of British Columbia and Inex Pharmaceuticals Corporation dated January 8, 2007 (incorporated herein by reference to Exhibit 4.19 to the Registrant’s Annual Report on Form 20-F for the year ended December 31, 2010, filed with the SEC on June 3, 2011).

10.5†
Consent Agreement of the University of British Columbia to Inex/Alnylam Sublicense Agreement dated January 8, 2007 (incorporated herein by reference to Exhibit 4.20 to the Registrant’s Annual Report on Form 20-F for the year ended December 31, 2010, filed with the SEC on June 3, 2011).

10.6#
Tekmira 2011 Omnibus Share Compensation Plan approved by shareholders on June 22, 2011 (incorporated herein by reference to Exhibit 4.25 to the Registrant’s Annual Report on Form 20-F for the year ended December 31, 2011, filed with the SEC on March 27, 2012).

10.7†
Settlement Agreement and General Release, by and among Tekmira Pharmaceuticals Corporation, Protiva Biotherapeutics Inc., Alnylam Pharmaceuticals, Inc., and AlCana Technologies, Inc., dated November 12, 2012 (incorporated herein by reference to Exhibit 4.26 to the Registrant’s Annual Report on Form 20-F for the year ended December 31, 2012, filed with the SEC on March 27, 2013).

10.8†
Cross-License Agreement by and among Alnylam Pharmaceuticals, Inc., Tekmira Pharmaceuticals Corporation and Protiva Biotherapeutics Inc., dated November 12, 2012 (incorporated herein by reference to Exhibit 4.27 to the Registrant’s Annual Report on Form 20-F for the year ended December 31, 2012, filed with the SEC on March 27, 2013).

10.9†
Stock Purchase Agreement by and among OnCore Biopharma, Inc. and each of the stockholders of Enantigen Therapeutics, Inc., dated as of October 1, 2014 (incorporated herein by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, filed with the SEC on May 6, 2015).

10.10#
Executive Employment Agreement, dated effective as of July 11, 2015, between OnCore Biopharma, Inc. and Michael J. Sofia (incorporated herein by reference to Exhibit 10.8 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, filed with the SEC on August 7, 2015).

10.11#
Amended 2011 Omnibus Share Compensation Plan (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, filed with the SEC on August 4, 2016).

10.12†
Lease Agreement between the Company and ARE-PA Region No. 7, LLC dated August 9, 2016 (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, filed with the SEC on November 3, 2016).

10.13†
First Amendment to Lease Agreement between Arbutus Biopharma, Inc. and ARE-PA Region No. 7, LLC dated October 7, 2016 (incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, filed with the SEC on November 3, 2016).

10.14
Acknowledgment of Commencement Date in connection with Lease Agreement between the Company and ARE-PA Region No. 7, LLC dated August 9, 2016 and as amended on October, 7, 2016 (incorporated herein by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, filed with the SEC on November 3, 2016).

10.15**	Tenant Estoppel Certificate between Arbutus Biopharma, Inc. and Novitia Equities, LLC dated October 23, 2023.

10.16**	Subordination,Non-Disturbance and Attornment Agreement by and among, the Company, Univest Bank and Trust Co., and Veterans Circle Group, LLC dated December 12, 2023.

10.17
Master Contribution And Share Subscription Agreement, by and between the Company, Genevant Sciences Ltd. and Roivant Sciences LTD. (incorporated herein by reference Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, filed with the SEC on May 4, 2018).

10.18
Open Market Sale AgreementSM, dated December 20, 2018, by and between the Company and Jefferies LLC (incorporated herein by reference to Exhibit 1.1 of the Current Report on Form 8-K, filed with the SEC on December 20, 2018).

10.19
Amendment No. 1 to the Open Market Sale AgreementSM, dated December 20, 2019, by and between the Company and Jefferies LLC (incorporated herein by reference to Exhibit 1.3 to the Registrant’s Registration Statement on Form S-3, filed with the SEC on December 20, 2019).

10.20
Amendment No. 2 to the Open Market Sale AgreementSM, dated August 7, 2020, by and between the Company and Jefferies LLC (incorporated herein by reference to Exhibit 1.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on August 7, 2020).

10.21#
Amendment No. 3 to the Open Market Sale AgreementSM, dated March 4, 2021, by and between Arbutus Biopharma Corporation and Jefferies LLC (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on March 4, 2021.)

10.22#
Executive Employment Agreement, dated June 11, 2018, by and between the Company and David Hastings (incorporated herein by reference to Exhibit 10.52 of the Registrant’s Annual Report on Form 10-K for the year end December 31, 2018, filed with the SEC on March 7, 2019).

10.23**#
Executive Employment Agreement, dated July 10, 2015, by and between the Company and Michael McElhaugh, as amended by the First Amendment to Executive Employment Agreement, dated April 20, 2016, the Second Amendment to Executive Employment Agreement dated December 11, 2018, the Third Amendment to the Executive Employment Agreement dated November 1, 2022 and the Fourth Amendment to the Executive Employment Agreement.

10.24†
Purchase and Sale Agreement, dated July 2, 2019, by and between the Company and OCM IP Healthcare Portfolio LP (incorporated herein by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, filed with the SEC on August 5, 2019).

10.25#	Arbutus Biopharma Corporation 2020 Employee Stock Purchase Plan (incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed with the SEC on June 1, 2020).

10.26#
Form of Arbutus Biopharma Corporation Option Agreement (incorporated herein by reference to Exhibit 10.8 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, filed with the SEC on August 5, 2019).

10.27#
Option Agreement, dated June 24, 2019 by and between the Company and William H. Collier (incorporated herein by reference to Exhibit 10.9 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, filed with the SEC on August 5, 2019).

10.28†
Cross License Agreement, dated April 11, 2018, by and between the Company and Genevant Sciences Ltd. (incorporated herein by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, filed with the SEC on August 7, 2020).

10.29†
First Amendment to Cross License Agreement, dated June 27, 2018, by and among the Company, Genevant Sciences Ltd and Genevant Sciences GmbH. (incorporated herein by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, filed with the SEC on August 7, 2020).

10.30†
Second Amendment to Cross License Agreement, dated June 27, 2018, by and among the Company, Genevant Sciences Ltd. and Genevant Sciences GmbH. (incorporated herein by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, filed with the SEC on August 7, 2020).

10.31†
License Agreement, dated December 9, 2021, by and between the Company and Genevant Sciences GmbH (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on December 10, 2021).

10.32†
Technology Transfer and Exclusive License Agreement, dated December 13, 2021, by and between the Company and Qilu Pharmaceutical Co., Ltd. (incorporated herein by reference to Exhibit 10.41 to the Registrant’s Quarterly Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on March 3, 2022).

10.33#
Form of Arbutus Biopharma Corporation Restricted Stock Unit Agreement. (incorporated herein by reference to Exhibit 10.41 of the Registrant’s Annual Report on Form 10-K for the year end December 31, 2022, filed with the SEC on March 2, 2023).

10.34**#	Separation and Release Agreement, dated effective as of July 7, 2023, between Arbutus Biopharma Corporation and Elizabeth A. Howard.

10.35**#	Consulting Agreement, dated effective July 7, 2023, by and between Elizabeth A. Howard and Arbutus Biopharma Corporation.

10.36#
Executive Employment Agreement, dated effective as of July 10, 2023, between Arbutus Biopharma, Inc. and Karen Sims, MD, PhD (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, filed with the SEC on August 3, 2023).

10.37#
Executive Employment Agreement, dated effective as of July 10, 2023, between Arbutus Biopharma, Inc. and J. Christopher Naftzger (incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, filed with the SEC on August 3, 2023).

10.38#
Option Agreement, dated July 10, 2023, by and between Arbutus Biopharma Corporation and J. Christopher Naftzger (incorporated herein by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, filed with the SEC on August 3, 2023).

10.39#
Arbutus Biopharma Corporation 2016 Omnibus Share and Incentive Plan, as supplemented and amended (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on May 30, 2023).

10.40#
Separation and Release Agreement, dated December 31, 2023, by and between William Collier and Arbutus Biopharma Corporation (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on January 4, 2024).

10.41#
Consulting Agreement, effective December 31, 2023, by and between William Collier and Arbutus Biopharma Corporation (incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed with the SEC on January 4, 2024).

21.1**	List of Subsidiaries.

23.1**	Consent of Ernst and Young LLP, an Independent Registered Public Accounting Firm.

31.1**
Certification of Interim President and Chief Executive Officer pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of Chief Financial Officer pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Interim President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97**	Arbutus Biopharma Corporation Incentive Compensation Recovery Policy.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

104**	Cover Page Interactive Data File (formatted as Inline XBRL and Contained in Exhibit 101).

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
#    Management Contract or Compensatory Arrangement.

Financial Statements

 See Index to Consolidated Financial Statements under Item 8 of Part II.

Financial Statement Schedules

 None.

Item 16.     Form 10-K Summary

    None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 5, 2024.

ARBUTUS BIOPHARMA CORPORATION

By:	/s/ Michael J. McElhaugh
Michael J. McElhaugh
Interim President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 5, 2024.

Signatures	Capacity in Which Signed

/s/ Frank Torti, M.D.	Director (Chairman)
Frank Torti, M.D.

/s/ Michael J. McElhaugh	Interim President and Chief Executive Officer and Director
Michael J. McElhaugh	(Principal Executive Officer)

/s/ David C. Hastings	Chief Financial Officer
David C. Hastings	(Principal Financial Officer and Principal Accounting Officer)

/s/ Daniel Burgess	Director
Daniel Burgess

/s/ Richard C. Henriques	Director
Richard C. Henriques

/s/ Keith Manchester, M.D.	Director
Keith Manchester, M.D.

/s/ James Meyers	Director
James Meyers

/s/ Melissa V. Rewolinski, Ph.D.	Director
Melissa V. Rewolinski, Ph.D.