Form 10-Q
period 2024-03-31
Arbutus Biopharma Corp
filed 2024-05-02
CIK 1447028

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
OR
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
Yes  ☐     No ☒
As of April 30, 2024, the registrant had 188,717,409 common shares, without par value, outstanding.

ARBUTUS BIOPHARMA CORPORATION

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
ARBUTUS BIOPHARMA CORPORATION
Condensed Consolidated Balance Sheets
(Unaudited)
(In thousands of U.S. Dollars, except share amounts)

	March 31, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$43,101	$26,285
Investments in marketable securities, current	86,139	99,718
Accounts receivable	2,139	1,776
Prepaid expenses and other current assets	4,493	4,248
Total current assets	135,872	132,027
Property and equipment, net of accumulated depreciation of $12,256 (December 31, 2023: $11,900)	4,414	4,674
Investments in marketable securities, non-current	8,677	6,284
Right of use asset	1,327	1,416
Total assets	$150,290	$144,401
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued liabilities	$8,247	$10,271
Deferred license revenue, current	11,547	11,791
Lease liability, current	502	425
Total current liabilities	20,296	22,487
Liability related to sale of future royalties	6,396	6,953
Contingent consideration	7,780	7,600
Lease liability, non-current	1,181	1,343
Total liabilities	35,653	38,383
Stockholders’ equity
Common shares
Authorized: unlimited number without par value
Issued and outstanding: 180,192,227 (December 31, 2023: 169,867,414)	1,377,315	1,349,821
Additional paid-in capital	80,220	81,270
Deficit	(1,294,527)	(1,276,652)
Accumulated other comprehensive loss	(48,371)	(48,421)
Total stockholders’ equity	114,637	106,018
Total liabilities and stockholders’ equity	$150,290	$144,401

See accompanying notes to the condensed consolidated financial statements.

ARBUTUS BIOPHARMA CORPORATION
Condensed Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)
(In thousands of U.S. Dollars, except share and per share amounts)

	Three Months Ended March 31,
	2024	2023
Revenue
Collaborations and licenses	$939	$5,509
Non-cash royalty revenue	593	1,178
Total Revenue	1,532	6,687
Operating expenses
Research and development	15,403	18,275
General and administrative	5,312	5,552
Change in fair value of contingent consideration	180	273
Total operating expenses	20,895	24,100
Loss from operations	(19,363)	(17,413)
Other income
Interest income	1,545	1,268
Interest expense	(44)	(198)
Foreign exchange gain	(13)	4
Total other income	1,488	1,074
Net loss	$(17,875)	$(16,339)
Loss per share
Basic and diluted	$(0.10)	$(0.10)
Weighted average number of common shares
Basic and diluted	175,625,552	161,643,404

Comprehensive loss
Unrealized gain on available-for-sale securities	$50	$854
Comprehensive loss	$(17,825)	$(15,485)

See accompanying notes to the condensed consolidated financial statements.

ARBUTUS BIOPHARMA CORPORATION
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)
(In thousands of U.S. Dollars, except share amounts)

	Common Shares
	Number of Shares	Share Capital	Additional Paid-In Capital	Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Balance December 31, 2023	169,867,414	$1,349,821	$81,270	$(1,276,652)	$(48,421)	$106,018
Stock-based compensation expense	—	—	2,014	—	—	2,014
Issuance of common shares pursuant to the Open Market Sale Agreement	8,666,077	21,765	—	—	—	21,765
Issuance of common shares pursuant to exercise of options	1,126,691	4,268	(1,814)	—	—	2,454
Issuance of common shares pursuant to ESPP	121,563	271	(60)	—	—	211
Issuance of common shares upon vesting of RSUs	410,482	1,190	(1,190)	—	—	—
Unrealized gain on available-for-sale securities	—	—	—	—	50	50
Net loss	—	—	—	(17,875)	—	(17,875)
Balance March 31, 2024	180,192,227	$1,377,315	$80,220	$(1,294,527)	$(48,371)	$114,637

	Common Shares
	Number of Shares	Share Capital	Additional Paid-In Capital	Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Balance December 31, 2022	157,455,363	$1,318,737	$72,406	$(1,203,803)	$(50,488)	$136,852
Stock-based compensation expense	—	—	2,131	—	—	2,131
Issuance of common shares pursuant to the Open Market Sale Agreement	7,423,622	19,862	—	—	—	19,862
Issuance of common shares pursuant to exercise of options	101,356	457	(198)	—	—	259
Issuance of common shares pursuant to ESPP	151,852	397	(101)	—	—	296
Unrealized gain on available-for-sale securities	—	—	—	—	854	854
Net loss	—	—	—	(16,339)	—	(16,339)
Balance March 31, 2023	165,132,193	$1,339,453	$74,238	$(1,220,142)	$(49,634)	$143,915

See accompanying notes to the condensed consolidated financial statements.

ARBUTUS BIOPHARMA CORPORATION
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands of U.S. Dollars)

	Three Months Ended March 31,
	2024	2023
OPERATING ACTIVITIES
Net loss	$(17,875)	$(16,339)
Non-cash items:
Depreciation	355	334
Stock-based compensation expense	2,014	2,131
Change in fair value of contingent consideration	180	273
Non-cash royalty revenue	(593)	(1,178)
Non-cash interest expense	36	197
Net accretion and amortization of investments in marketable securities	(553)	(385)
Net change in operating items:
Accounts receivable	(363)	(1,312)
Prepaid expenses and other assets	(156)	(468)
Accounts payable and accrued liabilities	(2,024)	(6,376)
Change in deferred license revenue	(244)	(4,104)
Other liabilities	(72)	(74)
Net cash used in operating activities	(19,295)	(27,301)
INVESTING ACTIVITIES
Purchase of investments in marketable securities	(25,397)	(20,205)
Disposition of investments in marketable securities	37,186	37,000
Acquisition of property and equipment	(95)	(117)
Net cash provided by investing activities	11,694	16,678
FINANCING ACTIVITIES
Issuance of common shares pursuant to the Open Market Sale Agreement	21,765	19,862
Issuance of common shares pursuant to exercise of stock options	2,454	259
Issuance of common shares pursuant to exercise of ESPP	211	296
Net cash provided by financing activities	24,430	20,417
Effect of foreign exchange rate changes on cash and cash equivalents	(13)	4
Increase in cash and cash equivalents	16,816	9,798
Cash and cash equivalents, beginning of period	26,285	30,776
Cash and cash equivalents, end of period	$43,101	$40,574

See accompanying notes to the condensed consolidated financial statements.

ARBUTUS BIOPHARMA CORPORATION

Notes to Condensed Consolidated Financial Statements
(Tabular amounts in thousands of U.S. Dollars, except share and per share amounts)

1.    Nature of business and future operations

Description of the Business

Arbutus Biopharma Corporation (“Arbutus” or “the Company”) is a clinical-stage biopharmaceutical company leveraging its extensive virology expertise to identify and develop novel therapeutics with distinct mechanisms of action, which can potentially be combined to provide a functional cure for patients with chronic hepatitis B virus (cHBV) infection. The Company believes the key to success in developing a functional cure involves suppressing hepatitis B virus deoxyribonucleic acid, reducing hepatitis B surface antigen and boosting HBV-specific immune responses. The Company’s pipeline of internally developed, proprietary compounds includes an RNAi therapeutic, imdusiran (AB-729), and an oral PD-L1 inhibitor, AB-101. Imdusiran has generated meaningful clinical data demonstrating an impact on both surface antigen reduction and reawakening of the HBV-specific immune response. Imdusiran is currently in three Phase 2a combination clinical trials. AB-101 is currently being evaluated in a Phase 1a/1b clinical trial.

The Company continues to protect and defend its intellectual property, which is the subject of the Company’s on-going lawsuits against Moderna and Pfizer/BioNTech for their use of its patented LNP technology in their COVID-19 vaccines. With respect to the Moderna lawsuit, the claim construction hearing occurred on February 8, 2024. On April 3, 2024, the Court provided its claim construction ruling, in which it construed the disputed claim terms and agreed with Arbutus’ position on most of the disputed claim terms. Fact discovery is on-going and next steps include expert reports and depositions. A trial date has been set for April 21, 2025, and is subject to change. The lawsuit against Pfizer/BioNTech is ongoing and a date for a claim construction hearing has not been set.

Liquidity

At March 31, 2024, the Company had an aggregate of $137.9 million in cash, cash equivalents and investments in marketable securities. The Company had no outstanding debt as of March 31, 2024. The Company believes it has sufficient cash resources to fund its operations for at least the next 12 months.

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

2.    Significant accounting policies

Basis of presentation and principles of consolidation

These unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial statements and accordingly, do not include all disclosures required for annual financial statements. These statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the year ended December 31, 2023 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023. These unaudited condensed consolidated financial statements include the accounts of Arbutus Biopharma Corporation and its one wholly-owned subsidiary, Arbutus Biopharma, Inc., and reflect, in the opinion of management, all adjustments and reclassifications necessary to fairly present the Company’s financial position as of March 31, 2024 and December 31, 2023, the Company’s results of operations for the three months ended March 31, 2024 and 2023, and the Company’s cash flows for the three months ended March 31, 2024 and 2023. Such adjustments are of a normal recurring nature. The results of operations for the three months ended March 31, 2024 are not necessarily indicative of the results for the full year. These unaudited condensed consolidated financial statements follow the same significant accounting policies as those described in the notes to the audited consolidated financial statements of the Company for the year ended December 31, 2023, except as described below under Recent Accounting Pronouncements.

All intercompany balances and transactions have been eliminated.

Net loss per share

Net loss per share is calculated based on the weighted average number of common shares outstanding. Diluted net loss per share does not differ from basic net loss per share for the three months ended March 31, 2024 and 2023, since the effect of including potential common shares would be anti-dilutive. For the three months ended March 31, 2024, potential common shares of 22.6 million pertaining to outstanding stock options and unvested restricted stock units were excluded from the calculation of net loss per share. A total of approximately 19.7 million outstanding stock options were excluded from the calculation for the three months ended March 31, 2023.

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

The Company’s collaboration agreements fall under the scope of Accounting Standards Codification (ASC) Topic 808, Collaborative Arrangements (ASC 808, when both parties are active participants in the arrangement and are exposed to significant risks and rewards. For certain arrangements under the scope of ASC 808, the Company analogizes to ASC Topic 606, Revenue from Contracts with Customers (ASC 606), for some aspects, including for the delivery of a good or service (i.e., a unit of account).

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

Deferred Revenue

When consideration is received or is unconditionally due from a customer, collaborator or licensee prior to the Company completing its performance obligation to the customer, collaborator or licensee under the terms of a contract, deferred revenue is recorded. Deferred revenue expected to be recognized as revenue within the 12 months following the balance sheet date is classified as a current liability. Deferred revenue not expected to be recognized as revenue within the 12 months following the balance sheet date is classified as a long-term liability. In accordance with ASC Topic 210-20, Balance Sheet - Offsetting (ASC 210-20) the Company’s deferred revenue is offset by a contract asset as further discussed in Note 9.

Segment information

The Company operates as a single segment.

Recent accounting pronouncements

In June 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2016-13, Financial Instruments - Credit Losses: Measurement of Credit Losses in Financial Instruments (ASC 326). The guidance was effective for the Company beginning January 1, 2023 and it changed how entities account for credit losses on the financial assets and other instruments that are not measured at fair value through net income, including available-for-sale debt securities. The adoption of ASC 326 did not have a material impact on the Company’s results of operations or financial position.

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (ASU 2023-07), which requires disclosure of significant segment expenses and other segment items on an annual and interim basis under ASC 280. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and for interim periods beginning after December 15, 2024. Early adoption is permitted and the amendments in this ASU should be applied on a retrospective basis to all periods presented. The Company has not determined the impact ASU 2023-07 may have on the Company’s financial statement disclosures.

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

To determine the fair value of the contingent consideration (Note 8), the Company uses a probability weighted assessment of the likelihood the milestones would be met and the estimated timing of such payments, and then the potential contingent payments are discounted to their present value using a probability adjusted discount rate that reflects the early stage nature of the development program, the time to complete the program development, and overall biotech indices. The Company determined the fair value of the contingent consideration was $7.8 million as of March 31, 2024 and the increase of $0.2 million from December 31, 2023 has been recorded as a component of total operating expenses in the statements of operations and comprehensive loss for the three months ended March 31, 2024. The assumptions used in the discounted cash flow model are level 3 inputs as defined above. The Company assessed the sensitivity of the fair value measurement to changes in these unobservable inputs, and determined that changes within a reasonable range would not result in a materially different assessment of fair value.

The following tables present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis, and indicates the fair value hierarchy of the valuation techniques used to determine such fair value:

	Level 1	Level 2	Level 3	Total
As of March 31, 2024	(in thousands)
Assets
Cash and cash equivalents	$43,101	$—	$—	$43,101
Investments in marketable securities, current	—	86,139	—	86,139
Investments in marketable securities, non-current	—	8,677	—	8,677
Total	$43,101	$94,816	$—	$137,917
Liabilities
Contingent consideration	—	—	7,780	7,780
Total	$—	$—	$7,780	$7,780

	Level 1	Level 2	Level 3	Total
As of December 31, 2023	(in thousands)
Assets
Cash and cash equivalents	$26,285	$—	$—	$26,285
Investments in marketable securities, current	—	99,718	—	99,718
Investments in marketable securities, non-current	—	6,284	—	6,284
Total	$26,285	$106,002	$—	$132,287
Liabilities
Contingent consideration	—	—	7,600	7,600
Total	$—	$—	$7,600	$7,600

The following table presents the changes in fair value of the Company’s contingent consideration:

	Liability at beginning of the period	Change in fair value of liability	Liability at end of the period
	(in thousands)
Three Months Ended March 31, 2024	$7,600	$180	$7,780
Three Months Ended March 31, 2023	$7,531	$273	$7,804

See Note 4 for additional information regarding the fair value of the Company’s investments in marketable securities.

4.    Investments in marketable securities

Investments in marketable securities consisted of the following:

	Amortized Cost	Gross Unrealized Gain(1)	Gross Unrealized Loss(1)	Fair Value
As of March 31, 2024	(in thousands)
Cash equivalents
Money market	$14,365	$—	$—	$14,365
US treasury bills	$23,766	$—	$(1)	$23,765
Total	$38,131	$—	$(1)	$38,130
Investments in marketable short-term securities
US government agency bonds	$10,172	$—	$(17)	$10,155
US corporate bonds	64,332	2	(138)	64,196
US treasury bills	9,801	—	(1)	9,800
Yankee bonds	2,000	—	(12)	1,988
Total	$86,305	$2	$(168)	$86,139
Investments in marketable long-term securities
US corporate bonds	8,697	—	(20)	8,677
Total	$8,697	$—	$(20)	$8,677

(1) Gross unrealized gain (loss) is pre-tax and is reported in accumulated other comprehensive loss.

	Amortized Cost	Gross Unrealized Gain(1)	Gross Unrealized Loss(1)	Fair Value
As of December 31, 2023	(in thousands)
Cash equivalents
Money market fund	$18,029	$—	$—	$18,029
Total	$18,029	$—	$—	$18,029
Investments in marketable short-term securities
US government agency bonds	$17,918	$—	$(44)	$17,874
US corporate bonds	71,045	30	(189)	70,886
Yankee bonds	2,000	—	(17)	1,983
US government bonds	$9,001	$—	$(26)	$8,975
Total	$99,964	$30	$(276)	$99,718
Investments in marketable long-term securities
US corporate bonds	6,273	18	(7)	6,284
Total	$6,273	$18	$(7)	$6,284

(1) Gross unrealized gain (loss) is pre-tax and is reported in accumulated other comprehensive loss.

The contractual term to maturity of the $86.1 million of short-term marketable securities held by the Company as of March 31, 2024 is less than one year. As of March 31, 2024, the Company held $8.7 million of long-term marketable securities with contractual maturities of more than one year, but less than five years. As of December 31, 2023, the Company’s $99.7 million of short-term marketable securities had contractual maturities of less than one year, while the Company’s $6.3 million of long-term marketable securities had maturities of more than one year, but less than five years.

At March 31, 2024 and December 31, 2023, the Company had 42 and 37, respectively, available-for-sale investment debt securities in an unrealized loss position without an allowance for credit losses. Unrealized losses on the Company’s investments in debt securities have not been recognized into income as the issuers’ bonds are of high credit quality and the decline in fair value is largely due to market conditions and/or changes in interest rates. The Company does not intend to sell and it is more likely than not that the Company will not be required to sell the securities prior to the anticipated recovery of their amortized cost basis. The issuers continue to make timely interest payments on the bonds. The fair value is expected to recover as the bonds approach maturity.

Accrued interest receivable on investments in marketable securities of $0.6 million at both March 31, 2024 and December 31, 2023 is included in prepaid expenses and other current assets.

The Company had realized gains of less than $0.1 million for the three months ended March 31, 2024 and no realized gains or losses for the same period in 2023.

See Note 3 for additional information regarding the fair value of the Company’s investments in marketable securities.

5.    Investment in Genevant

In April 2018, the Company entered into an agreement with Roivant Sciences Ltd. (Roivant), its largest shareholder, to launch Genevant Sciences Ltd. (Genevant), a company focused on a broad range of RNA-based therapeutics enabled by the Company’s lipid nanoparticle (LNP) and ligand conjugate delivery technologies. The Company licensed rights to its LNP and ligand conjugate delivery platforms to Genevant for RNA-based applications outside of HBV, except to the extent certain rights had already been licensed to other third parties (the Genevant License). The Company retained all rights to its LNP and conjugate delivery platforms for HBV.

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

The Company accounts for its interest in Genevant as equity securities without readily determinable fair values. Accordingly, an estimate of the fair value of the securities is based on the original cost less previously recognized equity method losses, less impairments, plus or minus changes resulting from observable price changes in orderly transactions for identical or a similar Genevant securities. As of March 31, 2024, the carrying value of the Company’s investment in Genevant was zero and the Company owned approximately 16% of the common equity of Genevant.

6.    Accounts payable and accrued liabilities

Accounts payable and accrued liabilities are comprised of the following:

	March 31, 2024	December 31, 2023
	(in thousands)
Trade accounts payable	$3,743	$3,223
Research and development accruals	1,940	2,884
Professional fee accruals	1,173	815
Payroll accruals	1,391	3,349
Total accounts payable and accrued liabilities	$8,247	$10,271

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

The $30 million in royalties to be paid to OMERS is accounted for as a liability, with the difference between the liability and the gross proceeds received accounted for as a discount. The discount, as well as $1.5 million of transaction costs, will be amortized as interest expense based on the projected balance of the liability as of the beginning of each period. As of March 31, 2024, the Company estimated an effective annual interest rate of approximately 2.0%. Over the course of the Agreement, the actual interest rate will be affected by the amount and timing of royalty revenue recognized and changes in the timing of forecasted royalty revenue. On a quarterly basis, the Company will reassess the expected timing of the royalty revenue, recalculate the amortization and effective interest rate and adjust the accounting prospectively as needed.

The Company recognizes non-cash royalty revenue related to the sales of ONPATTRO during the term of the Agreement. As royalties are remitted to OMERS from Alnylam, the balance of the recognized liability is effectively repaid over the life of the Agreement. From the inception of the royalty sale through March 31, 2024, the Company has recorded an aggregate of $23.3 million of non-cash royalty revenue for royalties earned by OMERS. There are a number of factors that could materially affect the amount and timing of royalty payments from Alnylam, none of which are within the Company’s control.

During the three months ended March 31, 2024, the Company recognized non-cash royalty revenue of $0.6 million and related non-cash interest expense of less than $0.1 million. During the three months ended March 31, 2023, the Company recognized non-cash royalty revenue of $1.2 million and related non-cash interest expense of $0.2 million.
The table below shows the activity related to the net liability for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024	2023
	(in thousands)
Net liability related to sale of future royalties - beginning balance	$6,953	$10,365
Non-cash royalty revenue	(593)	(1,178)
Non-cash interest expense	36	197
Net liability related to sale of future royalties - ending balance	$6,396	$9,384

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

The fair value of the contingent consideration was $7.8 million as of March 31, 2024.

9.    Collaborations, contracts and licensing agreements

Collaborations

Qilu Pharmaceutical Co., Ltd.

In December 2021, the Company entered into a technology transfer and licensing agreement (the License Agreement) with Qilu Pharmaceutical Co., Ltd. (Qilu), pursuant to which the Company granted Qilu a sublicensable, royalty-bearing license, under certain intellectual property owned by the Company, which is non-exclusive as to development and manufacturing and exclusive with respect to commercialization of imdusiran, including pharmaceutical products that include imdusiran, for the treatment or prevention of hepatitis B in China, Hong Kong, Macau and Taiwan (the Territory).

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

Concurrent with the execution of the License Agreement, the Company entered into a Share Purchase Agreement (the Share Purchase Agreement) with Anchor Life Limited, a company established pursuant to the applicable laws and regulations of Hong Kong and an affiliate of Qilu (the Investor), pursuant to which the Investor purchased 3,579,952 of the Company’s common shares at a purchase price of USD $4.19 per share, which was a 15% premium on the thirty-day average closing price of the common shares as of the close of trading on December 10, 2021 (the Share Transaction). The Company received $15.0 million of gross proceeds from the Share Transaction on January 6, 2022. The common shares sold to the Investor in the Share Transaction represented approximately 2.5% of the common shares outstanding immediately prior to the execution of the Share Purchase Agreement.

The License Agreement falls under the scope of ASC 808 as both parties are active participants in the arrangement and are exposed to significant risks and rewards. While this arrangement is in the scope of ASC 808, the Company analogizes to ASC 606 for some aspects of this arrangement, including for the delivery of a good or service (i.e., a unit of account). In accordance with the guidance, the Company identified the following commitments under the arrangement: (i) rights to develop, use, sell, have sold, offer for sale and import any product comprised of Licensed Product (as defined in the License Agreement) (the Qilu License) and (ii) drug supply obligations and manufacturing technology transfer (the Manufacturing Obligations). The Company determined that these two commitments are not distinct performance obligations for purposes of recognizing revenue as the manufacturing process is highly specialized and Qilu would not be able to benefit from the Qilu License without the Company’s involvement in the manufacturing activities until the transfer of the manufacturing know-how is complete. As such, the Company will combine these commitments into one performance obligation to which the transaction price will be allocated to and will recognize this transaction price associated with the bundled performance obligation over time using an inputs method based on labor hours expended by the Company on its Manufacturing Obligations.

The Company determined the initial transaction price of the combined performance obligation to be $50.4 million, which includes the $40.0 million upfront fee, $4.4 million of withholding taxes paid by Qilu on behalf of the Company, the premium paid for the Share Transaction of $4.1 million. The Company determined the milestone payments to be variable consideration subject to constraint at inception. At the end of each subsequent reporting period, the Company will reevaluate the probability of achievement of the future development, regulatory, and sales milestones subject to constraint and, if necessary, will adjust its estimate of the overall transaction price. Any such adjustments will be recorded on a cumulative catch-up basis, which would affect revenues and earnings in the period of adjustment.

The following table outlines the transaction price and the changes to the related liability balance:

	Transaction Price	Cumulative Collaboration Revenue Recognized	Deferred License Revenue
	(in thousands)
Combined performance obligation	$50,445	$36,925	$13,520
Less contract asset			(1,973)
Total deferred license revenue			11,547

The Company recognized $0.2 million of revenue based on labor hours expended by the Company on its Manufacturing Obligations during the three months ended March 31, 2024 and $4.1 million during the three months ended March 31, 2023.

As of March 31, 2024, the balance of the deferred license revenue was $13.5 million, which, in accordance with ASC 210-20, was partially offset by the contract asset associated with the manufacturing cost reimbursement of $2.0 million, resulting in a net deferred license revenue liability of $11.5 million.

The Company incurred $0.6 million of incremental costs in obtaining the Qilu License, which the Company capitalized in other current assets and other assets and amortizes as a component of general and administrative expense commensurate with the recognition of the combined performance obligation. The Company recognized amortization expense of less than $0.1 million for both the three months ended March 31, 2024, and 2023.

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

The Company is responsible for managing this Phase 2a proof-of-concept clinical trial, subject to oversight by a joint development committee comprised of representatives from the Company and Barinthus. The Company and Barinthus retain full rights to their respective product candidates and will split all costs associated with the clinical trial. The Company incurred $0.5 million and $0.6 million of expenses, net of Barinthus’s 50% share, during the three months ended March 31, 2024 and 2023, respectively, and reflected those costs in research and development in the statements of operations and comprehensive loss.

Royalty Entitlements

Alnylam Pharmaceuticals, Inc. and Acuitas Therapeutics, Inc.

The Company has two royalty entitlements to Alnylam’s global net sales of ONPATTRO.

In 2012, the Company entered into the LNP License Agreement with Alnylam that entitles Alnylam to develop and commercialize products with the Company’s LNP technology. Alnylam launched ONPATTRO, the first approved application of the Company’s LNP technology, in 2018. Under the terms of this license agreement, the Company is entitled to tiered royalty payments on global net sales of ONPATTRO ranging from 1.00% - 2.33% after offsets, with the highest tier applicable to annual net sales above $500 million. This royalty interest was sold to OMERS, effective as of January 1, 2019, for $20 million in gross proceeds before advisory fees. OMERS will retain this entitlement until it has received $30 million in royalties, at which point 100% of this royalty entitlement on future global net sales of ONPATTRO will revert back to the Company. OMERS has assumed the risk of collecting up to $30 million of future royalty payments from Alnylam and the Company is not obligated to reimburse OMERS if they fail to collect any such future royalties. If this royalty entitlement reverts to the Company, it has the potential to provide an active royalty stream or to be otherwise monetized again in full or in part. From the inception of the royalty sale through March 31, 2024, an aggregate of $23.3 million of royalties have been earned by OMERS.

The Company also is receiving a second royalty interest of 0.75% to 1.125% on global net sales of ONPATTRO, with 0.75% applying to sales greater than $500 million, originating from a settlement agreement and subsequent license agreement with Acuitas.  This royalty entitlement from Acuitas has been retained by the Company and was not part of the royalty entitlement sale to OMERS.

Revenues are summarized in the following table:

	Three Months Ended March 31,
	2024	2023
	(in thousands)
Revenue from collaborations and licenses
Acuitas Therapeutics, Inc.	$695	$1,405
Qilu Pharmaceutical Co., Ltd.	244	4,104
Non-cash royalty revenue
Alnylam Pharmaceuticals, Inc.	593	1,178
Total revenue	$1,532	$6,687

10.    Shareholders’ equity

Authorized share capital
The Company’s authorized share capital consists of an unlimited number of common shares and preferred shares, without par value, and 1,164,000 Series A participating convertible preferred shares, without par value.
Open Market Sale Agreement

The Company has an Open Market Sale AgreementSM with Jefferies LLC (Jefferies) dated December 20, 2018, as amended by Amendment No. 1, dated December 20, 2019, Amendment No. 2, dated August 7, 2020 and Amendment No. 3, dated March 4, 2021 (as amended, the Sale Agreement), under which the Company may issue and sell common shares, from time to time.

On December 23, 2019, the Company filed a shelf registration statement on Form S-3 with the Securities and Exchange Commission (the SEC) (File No. 333-235674) and accompanying base prospectus, which was declared effective by the SEC on January 10, 2020 (the January 2020 Registration Statement), for the offer and sale of up to $150.0 million of the Company’s securities. The January 2020 Registration Statement also contained a prospectus supplement for an offering of up to $50.0 million of the Company’s common shares pursuant to the Sale Agreement. This prospectus supplement was fully utilized during 2020. On August 7, 2020, the Company filed a prospectus supplement with the SEC (the August 2020 Prospectus Supplement) for an offering of up to an additional $75.0 million of its common shares pursuant to the Sale Agreement under the January 2020 Registration Statement. The August 2020 Prospectus Supplement was fully utilized during 2020. The January 2020 Registration Statement expired in January 2023.

On August 28, 2020, the Company filed a shelf registration statement on Form S-3 with the SEC (File No. 333-248467) and accompanying base prospectus, which was declared effective by the SEC on October 22, 2020 (the October 2020 Registration Statement), for the offer and sale of up to $200.0 million of the Company’s securities. On March 4, 2021, the Company filed a prospectus supplement with the SEC (the March 2021 Prospectus Supplement) for an offering of up to an additional $75.0 million of its common shares pursuant to the Sale Agreement under the October 2020 Registration Statement. The March 2021 Prospectus Supplement was fully utilized during 2021. On October 8, 2021, the Company filed a prospectus supplement with the SEC (the October 2021 Prospectus Supplement) for an offering of up to an additional $75.0 million of its common shares pursuant to the Sale Agreement under the October 2020 Registration Statement. The October 2020 Registration Statement expired in October 2023 with $29.3 million that was not utilized under the October 2021 Prospectus Supplement.

On November 4, 2021, the Company filed a shelf registration statement on Form S-3 with the SEC (File No. 333-260782) and accompanying base prospectus, which was declared effective by the SEC on November 18, 2021 (the November 2021 Registration Statement), for the offer and sale of up to $250.0 million of the Company’s securities.

On March 3, 2022, the Company filed a prospectus supplement with the SEC (the March 2022 Prospectus Supplement) for an offering of up to an additional $100.0 million of its common shares pursuant to the Sale Agreement under: (i) the January 2020 Registration Statement; (ii) the October 2020 Registration Statement; and (iii) the November 2021 Registration Statement, of which only the November 2021 Registration Statement remains active.

During the three months ended March 31, 2024, the Company issued 8,666,077 common shares pursuant to the Sale Agreement resulting in net proceeds of approximately $21.8 million. During the three months ended March 31, 2023, the Company issued 7,423,622 common shares pursuant to the Sale Agreement, resulting in net proceeds of $19.9 million. During April 2024, the Company issued an additional 7,833,922 common shares pursuant to the Sale Agreement resulting in net proceeds of approximately $22.4 million.

As of April 30, 2024, there was approximately $25.4 million of common shares remaining available in aggregate under the March 2022 Prospectus Supplement, pursuant to the November 2021 Registration Statement.

Stock-based compensation

The table below summarizes information about the Company’s stock-based compensation for the three months ended March 31, 2024 and 2023 and the expense recognized in the condensed consolidated statements of operations:

	Three Months Ended March 31,
	2024	2023
	(in thousands, except share and per share data)
Stock options
Options granted during period	3,738,800	3,750,800
Weighted average exercise price	$2.40	$2.90
Restricted stock units (RSUs)
Restricted stock units granted during period	1,316,200	1,344,550
Grant date fair value	$2.40	$2.90
Stock compensation expense
Research and development	$1,041	$875
General and administrative	973	1,256
Total stock compensation expense	$2,014	$2,131

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following discussion and analysis by our management of our financial position and results of operations in conjunction with our audited consolidated financial statements and related notes thereto included as part of our Annual Report on Form 10-K for the year ended December 31, 2023 and our unaudited condensed consolidated financial statements for the three months ended March 31, 2024. Our consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles and are presented in U.S. dollars.

REFERENCES TO ARBUTUS BIOPHARMA CORPORATION

Throughout this Quarterly Report on Form 10-Q (Form 10-Q), the “Company,” “Arbutus,” “we,” “us,” and “our,” except where the context requires otherwise, refer to Arbutus Biopharma Corporation and its consolidated subsidiaries, and “our board of directors” refers to the board of directors of Arbutus Biopharma Corporation.

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
•our expectation of a net cash burn between $63 million and $67 million in 2024, excluding any proceeds from our Open Market Sale AgreementSM with Jefferies LLC dated December 20, 2018, as amended; and
•our belief that we have sufficient cash resources to fund our operations through the second quarter of 2026,

as well as other statements relating to our future operations, financial performance or financial condition, prospects or other future events. Forward-looking statements appear primarily in the sections of this Form 10-Q entitled “Part I, Item 1-Financial

Statements (Unaudited),” and “Part I, Item 2-Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Forward-looking statements are based upon current expectations and assumptions and are subject to a number of known and unknown risks, uncertainties and other factors that could cause actual results to differ materially and adversely from those expressed or implied by such statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2023 (the Form 10-K), and in particular the risks and uncertainties discussed under “Item 1A-Risk Factors” of this Form 10-Q and the Form 10-K. As a result, you should not place undue reliance on forward-looking statements.

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

OVERVIEW

Arbutus Biopharma Corporation (“Arbutus”, the “Company”, “we”, “us”, and “our”) is a clinical-stage biopharmaceutical company leveraging its extensive virology expertise to identify and develop novel therapeutics with distinct mechanisms of action, which can potentially be combined to provide a functional cure for patients with chronic hepatitis B virus (cHBV) infection. We believe the key to success in developing a functional cure involves suppressing hepatitis B virus deoxyribonucleic acid (HBV DNA), reducing hepatitis B surface antigen (HBsAg) and boosting HBV-specific immune responses. Our pipeline of internally developed, proprietary compounds includes an RNAi therapeutic, imdusiran (AB-729), and an oral PD-L1 inhibitor, AB-101. Imdusiran has generated meaningful clinical data demonstrating an impact on both surface antigen reduction and reawakening of the HBV-specific immune response. Imdusiran is currently in three Phase 2a combination clinical trials. AB-101 is currently being evaluated in a Phase 1a/1b clinical trial.

We continue to protect and defend our intellectual property, which is the subject of our on-going lawsuits against Moderna and Pfizer/BioNTech for their use of our patented LNP technology in their COVID-19 vaccines. With respect to the Moderna lawsuit, the claim construction hearing occurred on February 8, 2024. On April 3, 2024, the Court provided its claim construction ruling, in which it construed the disputed claim terms and agreed with Arbutus’ position on most of the disputed claim terms. Fact discovery is on-going and next steps include expert reports and depositions. A trial date has been set for April 21, 2025, and is subject to change. The lawsuit against Pfizer/BioNTech is ongoing and a date for a claim construction hearing has not been set.

Strategy

The two core elements of our strategy are: 1) developing a portfolio of compounds that target HBV; and 2) combining therapeutic product candidates with complementary mechanisms of action to develop a functional cure for people with cHBV infection.

We believe that a combination of compounds that can suppress HBV DNA replication and HBsAg expression as well as boost patients’ HBV-specific immune response could address the most important elements to achieving a functional cure. Functional cure is defined as undetectable HBV DNA and HBsAg levels six months after discontinuation of all treatment. We are developing imdusiran as a cornerstone in a combination therapy that also includes antivirals and immunologics. We believe that a combination therapy delivered over a finite treatment period that results in a significant increase in the functional cure rate (i.e., a cure rate of at least 20%) would be a meaningful advancement for patients with cHBV infection.

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

•AB-101 is our oral PD-L1 inhibitor that has the potential to reawaken patients’ HBV-specific immune response by inhibiting PD-L1. AB-101 is currently in a Phase 1a/1b clinical trial (AB-101-001) evaluating the safety, tolerability, pharmacokinetics (PK), and pharmacodynamics (PD) of single- and multiple-ascending oral doses in healthy subjects and patients with cHBV infection. Part 1 of this clinical trial enrolled four sequential cohorts of eight healthy subjects each (6 active: 2 placebo) receiving a single dose of AB-101 at increasing dose levels up to 25 mg. The data showed that AB-101 was well-tolerated with evidence of dose-dependent receptor occupancy. In the 25mg cohort, all five evaluable subjects showed evidence of receptor occupancy between 50-100%. We have moved into Part 2 of this clinical trial which evaluates multiple-ascending doses of AB-101 in healthy subjects and we expect to report this preliminary data in the second half of 2024.

Our strategy is to position imdusiran as a potential cornerstone therapeutic in combination with AB-101 or other agents with potentially complementary mechanisms of action. We are currently conducting three Phase 2a clinical trials combining imdusiran with other agents. Upon successful completion of our AB-101-001 clinical trial, we intend to initiate a Phase 2 clinical trial combining imdusiran, AB-101 and nucleos(t)ide analogue (NA) therapy in patients with cHBV infection. The intent of these trials is to initially lower HBsAg levels with imdusiran and then administer a complementary agent, in this case an immune modulator or a therapeutic vaccine, to further lower HBsAg levels and promote anti-HBV immunity. We believe that if we can lower HBsAg and promote immunity, we may achieve and sustain undetectable HBV DNA and HBsAg levels, potentially leading to a functional cure.

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
•Imdusiran in combination with VTP-300, Barinthus Biotherapeutics plc’s (Barinthus and formerly Vaccitech plc), HBV antigen specific immunotherapy, and ongoing standard-of-care NA therapy in patients with cHBV infection (AB-729-202). Preliminary data reported from this clinical trial showed that dosing with imdusiran and then VTP-300 provided a meaningful reduction of HBsAg levels that are maintained well below baseline. We are also dosing patients in an additional cohort of this clinical trial that, in addition to imdusiran and VTP-300, includes up to two low doses of nivolumab (Opdivo®), an approved PD-1 monoclonal antibody inhibitor. Preliminary end-of-treatment data from this additional cohort are expected in the second half of 2024.
•Imdusiran in combination with durvalumab, an approved anti-PD-L1 monoclonal antibody, and ongoing standard-of-care NA therapy in patients with cHBV infection (AB-729-203). Screening has been initiated in this Phase 2a clinical trial. Insights gained from this clinical trial and the amended portion of the AB-729-202 clinical trial with nivolumab may inform dosing for a planned Phase 2 clinical trial combining imdusiran and AB-101.

Our Product Candidates

Our pipeline consists of two product candidates that are designed to suppress HBV DNA, reduce HBsAg and/or boost HBV-specific immune responses, as follows:

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

Data from our Phase 1a/1b clinical trial evaluating single and multiple doses of imdusiran in healthy subjects and patients with cHBV (AB-729-001) showed that repeat dosing of 60mg and 90mg of imdusiran at different dosing intervals was well-tolerated and resulted in robust and comparable HBsAg declines and supported our view that 60mg every 8 weeks was an appropriate dose to move forward in our Phase 2a clinical trials.

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

At the European Association for the Study of the Liver (EASL) Congress in June 2023, we presented preliminary data from this clinical trial that suggests that the addition of Peg-IFNα-2a to imdusiran treatment was generally safe, well-tolerated and resulted in continued HBsAg declines in some patients. The mean HBsAg decline from baseline during the imdusiran lead-in phase was -1.6 log10 at week 24 of treatment which is comparable to what was previously seen in other clinical trials with imdusiran. Four patients reached HBsAg below the lower limit of quantitation (LLOQ) for at least one timepoint during Peg-IFNα-2a treatment.

We expect to provide end-of-treatment data for this clinical trial at the EASL Congress in June 2024.

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

End-of-treatment data from this portion of the clinical trial are expected to be reported at the EASL Congress in June 2024.

Additionally, we amended the AB-729-202 protocol to include another cohort that will receive imdusiran, VTP-300 and low dose nivolumab (Opdivo®), an approved PD-1 inhibitor. In this additional cohort, patients will receive imdusiran (60mg every 8 weeks, 4 doses) plus NA therapy for 24 weeks, followed by administration of VTP-300 plus up to two low doses of nivolumab while remaining on NA therapy. At week 48, all patients will be evaluated for eligibility to discontinue NA therapy, and will be followed for an additional 24 to 48 weeks. Preliminary end-of-treatment data from this additional cohort are expected in the second half of 2024.

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

Phase 2a proof-of-concept clinical trial to evaluate imdusiran in combination with durvalumab (AB-729-203)

We have initiated a Phase 2a clinical trial evaluating the safety, tolerability and antiviral activity of intermittent low doses of durvalumab, an approved anti-PD-L1 monoclonal antibody, in combination with imdusiran and ongoing standard-of-care NA therapy in patients with cHBV infection (AB-729-203). We are currently screening patients for this clinical trial that will enroll 30 patients in three separate cohorts where all patients will receive 60mg of imdusiran every 8 weeks for 48 weeks and 2 doses of 1.5 mg/kg of durvalumab given via IV infusion at two pre-specified times during the imdusiran treatment period that will differ by cohort. After completion of treatment, all patients will be assessed for potential discontinuation of NA therapy and followed for at least 24 to 48 weeks. Insights gained from this clinical trial and the amended portion of the AB-729-202 clinical trial with nivolumab may inform dosing for a planned Phase 2 clinical trial combining imdusiran and AB-101.

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

AB-101 is our proprietary oral small-molecule PD-L1 inhibitor candidate that we believe will allow for controlled checkpoint blockade while minimizing the systemic safety issues typically seen with checkpoint inhibitor antibody therapies. AB-101 is differentiated from monoclonal antibody checkpoint inhibitors such as durvalumab (anti-PD-L1) and nivolumab (anti-PD-1) because it is liver centric, has a much shorter duration of effect which may provide dosing and safety advantages, and has a novel mechanism of action as it binds to PD-L1 on the surface of cells causing dimerization and internalization of the PD-L1 protein followed by degradation within hours.

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

Phase 1a/1b clinical trial to evaluate safety, tolerability and PK/PD of AB-101 (AB-101-001)

We are currently dosing healthy subjects in our Phase 1a/1b clinical trial for AB-101 (AB-101-001). The AB-101-001 clinical trial is designed to investigate the safety, tolerability and PK/PD of single and multiple-ascending oral doses of AB-101 for up to 28 days in healthy subjects and patients with cHBV infection. The trial will be conducted in three parts starting with single ascending doses in healthy subjects, followed by multiple ascending doses in healthy subjects and culminating with multiple doses in patients with cHBV infection. Safety and PK/PD assessments will be performed prior to dose escalation in all parts of the clinical trial. Part 1 of this clinical trial enrolled four sequential cohorts of eight healthy subjects each (6 active: 2 placebo) receiving a single dose of AB-101 at increasing dose levels up to 25 mg. The data showed that AB-101 was well-tolerated with evidence of dose-dependent receptor occupancy. In the 25mg cohort, all five evaluable subjects showed evidence of receptor occupancy between 50-100%. We have moved into Part 2 of this clinical trial which evaluates multiple-ascending doses of AB-101 in healthy subjects and we expect to report this preliminary data in the second half of 2024.

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

In 2012, we entered into a license agreement with Alnylam that entitles Alnylam to develop and commercialize products with our lipid nanoparticle (LNP) delivery technology. Alnylam’s ONPATTRO, which represents the first approved application of our LNP technology, was approved by the FDA and the European Medicines Agency (EMA) during the third quarter of 2018 and was launched by Alnylam immediately upon approval in the United States. Under the terms of this license agreement, we are entitled to tiered royalty payments on global net sales of ONPATTRO ranging from 1.00% - 2.33% after offsets, with the highest tier applicable to annual net sales above $500 million. This royalty interest was sold to the Ontario Municipal Employees Retirement System (OMERS), effective as of January 1, 2019, for $20 million in gross proceeds before advisory fees. OMERS will retain this entitlement until it has received $30 million in royalties, at which point 100% of this royalty entitlement on future global net sales of ONPATTRO will revert to us. OMERS has assumed the risk of collecting up to $30 million of future royalty payments from Alnylam and we are not obligated to reimburse OMERS if they fail to collect any such future royalties. If this royalty entitlement reverts to us, it has the potential to provide an active royalty stream or to be otherwise monetized again in full or in part. From the inception of the royalty sale through March 31, 2024, an aggregate of $23.3 million of royalties have been earned by OMERS.

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

As of March 31, 2024, we owned approximately 16% of the common equity of Genevant and the carrying value of our investment in Genevant was zero. Our entitlement to receive future royalties or sublicensing revenue from Genevant was not impacted by the recapitalization.

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

Moderna and Merck European Opposition

On April 5, 2018, Moderna and Merck, Sharp & Dohme Corporation (Merck) filed Notices of Opposition to Arbutus’ European patent EP 2279254 (the ’254 Patent) with the European Patent Office (EPO), requesting that the ‘254 Patent be revoked in its entirety for all contracting states. We filed a response to Moderna and Merck’s oppositions on September 3, 2018. A hearing was conducted before the Opposition Division of the EPO on October 10, 2019. At the conclusion of the hearing, the EPO upheld an auxiliary request adopting the amendment, as put forth by us, of certain claims of the ‘254 Patent. In February 2020 Moderna and Merck filed Notices of Appeal challenging the EPO’s grant of the auxiliary request. Merck filed its notice of appeal on February 24, 2020 and Moderna on February 27, 2020. Both Merck and Moderna perfected their appeals by filing Grounds of Appeal on April 30, 2020. We filed our responses to the appeals on September 18, 2020. On March 22, 2022, Moderna filed further written submissions to which we and Genevant responded in August 2022. On April 18, 2023, we and Genevant withdrew our auxiliary request, however, the original (main) request remains in the action. We and Moderna informed the Board of Appeals that we would not object to a remittance of the matter without a hearing to the Opposition Division of the EPO. The hearing in this matter before the Board of Appeals was subsequently cancelled and resubmitted to the Opposition Division (i.e., lower board) of the EPO. On October 31, 2023, the Opposition Division issued a summons for oral proceedings and provided its preliminary and non-binding opinion on the subject matter to be discussed at the hearing. On November 3, 2023, we responded to the summons and on January 15, 2024, Moderna and Merck filed their reply to the written opinion of the Opposition Division, as well as to our written submission of November 3, 2023. We responded to Moderna and Merck’s reply on April 5, 2024. Oral proceedings are presently scheduled to be held on June 6, 2024.

While we are the patent holder, the ‘127 Patent, the ‘254 Patent, the other patents in our LNP portfolio have been licensed to Genevant and are included in the rights licensed by us to Genevant under the Genevant License.

Patent Infringement Litigation vs. Moderna

On February 28, 2022, we and Genevant filed a lawsuit in the U.S. District Court for the District of Delaware against Moderna, Inc. and a Moderna affiliate (collectively, Moderna) seeking damages for infringement of U.S. Patent Nos. 8,058,069, 8,492,359, 8,822,668, 9,364,435, 9,504,651, and 11,141,378 in the manufacture and sale of MRNA-1273, Moderna’s vaccine for COVID-19. The patents relate to nucleic acid-lipid particles and lipid vesicles, as well as compositions and methods for their use. The lawsuit does not seek an injunction or otherwise seek to impede the sale, manufacture or distribution of MRNA-1273. However, we seek fair compensation for Moderna’s use of our patented technology that was developed with great effort and at great expense, without which Moderna’s COVID-19 vaccine would not have been successful. On May 6, 2022, Moderna filed a partial motion to dismiss the claims “relating to Moderna’s sale and provision of COVID-19 vaccine doses to the U.S. Government.” On November 2, 2022, the Court issued an Order denying Moderna’s motion. On November 30, 2022, Moderna filed its Answer to the Complaint and Counterclaims. We and Genevant filed our Answer to Moderna’s Counterclaims on December 21, 2022. On February 14, 2023, the U.S. Department of Justice filed a Statement of Interest in the action. On February 16, 2023, the Court held an Initial Pretrial Conference after which it issued an Order, dated February 16, 2023, ordering that within 14 days of the issuance of the Order, the parties and the U.S. Government were to submit letters regarding the impact of the Governments’ Statement of Interest on the scheduling of the matter. On March 10, 2023, the Court reaffirmed its denial of Moderna’s motion to dismiss. On March 16, 2023, the Court held a Rule 16 scheduling conference, and on March 21, 2023, the Court issued a scheduling order in the matter without setting a trial date. On June 9, 2023, the Court granted the parties’ request to extend the time for claim construction briefing. The claim construction hearing was held on February 8, 2024. On April 3, 2024, the Court issued its opinion regarding the claims construction. The Court agreed with both of our positions regarding the Composition of Total Lipid (‘069) Patent that: (i) the claimed molar percentage (mol. %) ranges can be met by any particle and is not limited to “finished” particles that are not subjected to further process steps; and (ii) that the claimed mol. % ranges include standard variation based on the number of significant figures recited in the claim. The Court also agreed with our position regarding the Cationic Lipid with Protonatable Tertiary Amine (‘378) Patent that there is no limitation as to the mol. % of the claimed cationic lipid. Regarding the Encapsulation of mRNA (‘651) Patent, the Court held that “wherein at least 70% / at least 80% / about 90% of the mRNA in the formulation is fully encapsulated in the lipid vesicles” means “wherein at least 70% / at least 80% / about 90% of the mRNA is fully, as distinct from partially, contained inside the lipid vesicles”. Fact discovery is ongoing and next steps include expert reports and depositions. A trial date has been set for April 21, 2025 and is subject to change.

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

We believe there have been no significant changes in our critical accounting policies and estimates as discussed in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2023.

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

RESULTS OF OPERATIONS

The following summarizes the results of our operations for the periods shown:

	Three Months Ended March 31,
	2024	2023
	(in thousands)
Total revenue	$1,532	$6,687
Operating expenses	20,895	24,100
Loss from operations	(19,363)	(17,413)
Other income	1,488	1,074
Net loss	$(17,875)	$(16,339)

Revenue

Revenues are summarized in the following table:

	Three Months Ended March 31,
	2024	% of Total	2023	% of Total
	(in thousands, except percentages)
Revenue from collaborations and licenses
Royalties from sales of ONPATTRO	$695	45%	$1,405	21%
Qilu Pharmaceutical Co., Ltd.	244	16%	4,104	61%
Non-cash royalty revenue
Royalties from sales of ONPATTRO	593	39%	1,178	18%
Total revenue	$1,532	100%	$6,687	100%

Total revenue decreased $5.2 million for the three months ended March 31, 2024 compared to the same period in 2023, due primarily to: i) a decrease in license revenue recognized related to our progress towards the satisfaction of our performance obligations with respect to the technology transfer and licensing agreement with Qilu; and ii) a decrease in license royalty revenue from Alnylam and Acuitas due to lower sales of ONPATTRO in 2024 compared to 2023.
Operating expenses

Operating expenses are summarized in the following table:

	Three Months Ended March 31,
	2024	% of Total	2023	% of Total
	(in thousands, except percentages)
Research and development	$15,403	74%	$18,275	76%
General and administrative	5,312	25%	5,552	23%
Change in fair value of contingent consideration	180	1%	273	1%
Total operating expenses	$20,895	100%	$24,100	100%

Research and development

Research and development expenses consist primarily of personnel expenses, fees paid to clinical research organizations and contract manufacturers, consumables and materials, consulting, and other third party expenses to support our clinical and preclinical activities, as well as a portion of stock-based compensation and general overhead costs.

Research and development expenses decreased $2.9 million for the three months ended March 31, 2024 compared to the same period in 2023. The decrease was due primarily to the discontinuation of our AB-161 and coronavirus programs in September 2023 as part of our efforts to focus our pipeline on our lead HBV product candidates, partially offset by an increase in clinical expenses for our AB-101 Phase 1a/1b clinical trial and our multiple imdusiran Phase 2a clinical trials.

A significant portion of our research and development expenses are not tracked by project as they benefit multiple projects or our technology platform and because our most-advanced programs are not yet in late-stage clinical development.

General and administrative

General and administrative expenses decreased $0.2 million for the three months ended March 31, 2024 as compared to the same period in 2023, due primarily to a decrease in stock-based compensation expense.

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

Other income (loss)

The components of our other income (loss) are summarized in the following table:

	Three Months Ended March 31,
	2024	2023
	(in thousands)
Interest income	$1,545	$1,268
Interest expense	(44)	(198)
Foreign exchange gain	(13)	4
Total other income	$1,488	$1,074

Interest income

The increase in interest income for the three months ended March 31, 2024 compared to the same period in 2023 was due primarily to higher interest earned on our cash and investment balances due to a general increase in market interest rates.

Interest expense

Interest expense for the three months ended March 31, 2024 and 2023 consisted primarily of non-cash amortization of discount and issuance costs related to the sale of a portion of our ONPATTRO royalty interest to OMERS in July 2019. The decrease is related to the declining balance of the unamortized discount and issuance costs.

LIQUIDITY AND CAPITAL RESOURCES

The following table summarizes our cash flow activities for the periods indicated:

	Three Months Ended March 31,
	2024	2023
	(in thousands)
Net loss	$(17,875)	$(16,339)
Non-cash items	1,439	1,372
Change in deferred license revenue	(244)	(4,104)
Net change in operating items	(2,615)	(8,230)
Net cash used in operating activities	(19,295)	(27,301)
Net cash provided by investing activities	11,694	16,678
Issuance of common shares pursuant to the Open Market Sale Agreement	21,765	19,862
Cash provided by other financing activities	2,665	555
Net cash provided by financing activities	24,430	20,417
Effect of foreign exchange rate changes on cash and cash equivalents	(13)	4
Increase in cash and cash equivalents	16,816	9,798
Cash and cash equivalents, beginning of period	26,285	30,776
Cash and cash equivalents, end of period	$43,101	$40,574

Since our incorporation, we have financed our operations through sales of equity, debt, revenues from research and development collaborations and licenses with corporate partners, royalty monetization, interest income on funds available for investment, and government contracts, grants and tax credits.

For the three months ended March 31, 2024, $19.3 million of cash was used in operating activities compared to $27.3 million used in operating activities for the three months ended March 31, 2023, a change of $8.0 million. The change was due primarily to a decrease in research and development expenses.

For the three months ended March 31, 2024, net cash provided by investing activities was $11.7 million, resulting primarily from maturities of investments in marketable securities of $37.2 million, partially offset by additional investments in marketable securities of $25.4 million. For the three months ended March 31, 2023, net cash used in investing activities was $16.7 million, which consisted primarily of additional investments in marketable securities of $20.2 million, partially offset by maturities of investments in marketable securities of $37.0 million.

For the three months ended March 31, 2024, net cash provided by financing activities was $24.4 million, which was primarily related to $21.8 million in proceeds from sales of common shares under the Sale Agreement. For the three months ended March 31, 2023, net cash provided by financing activities was $20.4 million, which included $19.9 million in proceeds from sales of common shares under the Sale Agreement.

Sources of Liquidity

As of March 31, 2024, we had cash, cash equivalents and investments in marketable securities of $137.9 million. We had no outstanding debt as of March 31, 2024.

Open Market Sale Agreement

We have an Open Market Sale AgreementSM with Jefferies dated December 20, 2018, as amended by Amendment No. 1, dated December 20, 2019, Amendment No. 2, dated August 7, 2020 and Amendment No. 3, dated March 4, 2021 (as amended, the Sale Agreement), under which we may offer and sell common shares, from time to time.

On December 23, 2019, we filed a shelf registration statement on Form S-3 with the SEC (File No. 333-235674) and accompanying base prospectus, declared effective by the SEC on January 10, 2020 (the January 2020 Registration Statement), for the offer and sale of up to $150 million of our securities. The January 2020 Registration Statement also contained a prospectus supplement for an offering of up to $50.0 million of our common shares pursuant to the Sale Agreement. This prospectus supplement was fully utilized during 2020. On August 7, 2020, we filed a prospectus supplement with the SEC (the August 2020 Prospectus Supplement) for an offering of up to an additional $75.0 million of our common shares pursuant to the Sale Agreement under the January 2020 Registration Statement. The August 2020 Prospectus Supplement was fully utilized during 2020. The January 2020 Registration Statement expired in January 2023.

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

During the three months ended March 31, 2024, we issued 8,666,077 common shares pursuant to the Sale Agreement resulting in net proceeds of approximately $21.8 million. For the three months ended March 31, 2023, we issued 3,901,765 common shares pursuant to the Sale Agreement, resulting in net proceeds of approximately $9.2 million. During April 2024, we issued an additional 7,833,922 common shares pursuant to the Sale Agreement resulting in net proceeds of approximately $22.4 million. As of April 30, 2024, there was approximately $25.4 million available under the March 2022 Prospectus Supplement.

Royalty Entitlements

We have a royalty entitlement on ONPATTRO, a drug developed by Alnylam that incorporates our LNP technology and was approved by the FDA and the EMA during the third quarter of 2018 and was launched by Alnylam immediately upon approval in the United States. In July 2019, we sold a portion of this royalty interest to OMERS, effective as of January 1, 2019, for $20 million in gross proceeds before advisory fees. OMERS will retain this entitlement until it has received $30 million in royalties, at which point 100% of such royalty interest on future global net sales of ONPATTRO will revert to us. OMERS has assumed the risk of collecting up to $30 million of future royalty payments from Alnylam and we are not obligated to reimburse OMERS if they fail to collect any such future royalties. From the inception of the royalty sale through March 31, 2024, we have recorded an aggregate of $23.3 million of non-cash royalty revenue for royalties earned by OMERS. If this royalty entitlement reverts to us, it has the potential to provide an active royalty stream or to be otherwise monetized again in full or in part. In addition to the royalty from the Alnylam LNP license agreement, we are also receiving a second, lower royalty interest on global net sales of ONPATTRO originating from a settlement agreement and subsequent license agreement with Acuitas. The royalty from Acuitas has been retained by us and was not part of the royalty sale to OMERS.

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

Cash requirements

We believe that our $137.9 million of cash, cash equivalents and investments in marketable securities as of March 31, 2024 plus the additional $22.4 million of proceeds received under our Sale Agreement during April 2024 will be sufficient to fund our operations for at least the next twelve months and through the second quarter of 2026. We expect a net cash burn between $63 million and $67 million in 2024, excluding any proceeds from our Sale Agreement. In the future, substantial additional funds will be required to continue with the active development of our pipeline products and technologies. In particular, our funding needs may vary depending on a number of factors including:
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

ITEM 4.      CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2024. The term “disclosure controls and procedures”, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure, particularly during the period in which this Quarterly Report on Form 10-Q was being prepared. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their desired objectives, and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2024, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a–15(f) and 15d–15(f) under the Exchange Act) during the three months ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Patent Infringement Litigation vs. Moderna

On February 28, 2022, we and Genevant filed a lawsuit in the U.S. District Court for the District of Delaware against Moderna, Inc. and a Moderna affiliate (collectively, Moderna) seeking damages for infringement of U.S. Patent Nos. 8,058,069, 8,492,359, 8,822,668, 9,364,435, 9,504,651, and 11,141,378 in the manufacture and sale of MRNA-1273, Moderna’s vaccine for COVID-19. The patents relate to nucleic acid-lipid particles and lipid vesicles, as well as compositions and methods for their use. The lawsuit does not seek an injunction or otherwise seek to impede the sale, manufacture or distribution of MRNA-1273. However, we seek fair compensation for Moderna’s use of our patented technology that was developed with great effort and at great expense, without which Moderna’s COVID-19 vaccine would not have been successful. On May 6, 2022, Moderna filed a partial motion to dismiss the claims “relating to Moderna’s sale and provision of COVID-19 vaccine doses to the U.S. Government.” On November 2, 2022, the Court issued an Order denying Moderna’s motion. On November 30, 2022, Moderna filed its Answer to the Complaint and Counterclaims. We and Genevant filed our Answer to Moderna’s Counterclaims on December 21, 2022. On February 14, 2023, the U.S. Department of Justice filed a Statement of Interest in the action. On February 16, 2023, the Court held an Initial Pretrial Conference after which it issued an Order, dated February 16, 2023, ordering that within 14 days of the issuance of the Order, the parties and the U.S. Government were to submit letters regarding the impact of the Governments’ Statement of Interest on the scheduling of the matter. On March 10, 2023, the Court reaffirmed its denial of Moderna’s motion to dismiss. On March 16, 2023, the Court held a Rule 16 scheduling conference, and on March 21, 2023, the Court issued a scheduling order in the matter without setting a trial date. On June 9, 2023, the Court granted the parties’ request to extend the time for claim construction briefing. The claim construction hearing was held on February 8, 2024. On April 3, 2024, the Court issued its opinion regarding the claims construction. The Court agreed with both of our positions regarding the Composition of Total Lipid (‘069) Patent that: (i) the claimed molar percentage (mol. %) ranges can be met by any particle and is not limited to “finished” particles that are not subjected to further process steps; and (ii) that the claimed mol. % ranges include standard variation based on the number of significant figures recited in the claim. The Court also agreed with our position regarding the Cationic Lipid with Protonatable Tertiary Amine (‘378) Patent that there is no limitation as to the mol. % of the claimed cationic lipid. Regarding the Encapsulation of mRNA (‘651) Patent, the Court held that “wherein at least 70% / at least 80% / about 90% of the mRNA in the formulation is fully encapsulated in the lipid vesicles” means “wherein at least 70% / at least 80% / about 90% of the mRNA is fully, as distinct from partially, contained inside the lipid vesicles”. Fact discovery is ongoing and next steps include expert reports and depositions. A trial date has been set for April 21, 2025 and is subject to change.

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

Moderna and Merck European Opposition

On April 5, 2018, Moderna and Merck, Sharp & Dohme Corporation (Merck) filed Notices of Opposition to Arbutus’ European patent EP 2279254 (the ’254 Patent) with the European Patent Office (EPO), requesting that the ‘254 Patent be revoked in its entirety for all contracting states. We filed a response to Moderna and Merck’s oppositions on September 3, 2018. A hearing was conducted before the Opposition Division of the EPO on October 10, 2019. At the conclusion of the hearing, the EPO upheld an auxiliary request adopting the amendment, as put forth by us, of certain claims of the ‘254 Patent. In February 2020 Moderna and Merck filed Notices of Appeal challenging the EPO’s grant of the auxiliary request. Merck filed its notice of appeal on February 24, 2020 and Moderna on February 27, 2020. Both Merck and Moderna perfected their appeals by filing Grounds of Appeal on April 30, 2020. We filed our responses to the appeals on September 18, 2020. On March 22, 2022, Moderna filed further written submissions to which we and Genevant responded in August 2022. On April 18, 2023, we and Genevant withdrew our auxiliary request, however, the original (main) request remains in the action. We and Moderna informed the Board of Appeals that we would not object to a remittance of the matter without a hearing to the Opposition Division of the EPO. The hearing in this matter before the Board of Appeals was subsequently cancelled and resubmitted to the Opposition Division (i.e., lower board) of the EPO. On October 31, 2023, the Opposition Division issued a summons for oral proceedings and provided its preliminary and non-binding opinion on the subject matter to be discussed at the hearing. On November 3, 2023, we responded to the summons and on January 15, 2024, Moderna and Merck filed their reply to the written opinion of the Opposition Division, as well as to our written submission of November 3, 2023. We responded to Moderna and Merck’s reply on April 5, 2024. Oral proceedings are presently scheduled to be held on June 6, 2024.

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

ITEM 1A.    RISK FACTORS

There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the fiscal year-ended December 31, 2023.

ITEM 2.       UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.       DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.       MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.       OTHER INFORMATION

During the three months ended March 31, 2024, none of our directors or officers adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” as such terms are defined under Item 408 of Regulation S-K.

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

10.1#
Executive Employment Agreement, dated July 10, 2015, by and between the Company and Michael McElhaugh, as amended by the First Amendment to Executive Employment Agreement, dated April 20, 2016, the Second Amended to Executive Employment Agreement dated December 11, 2018, the Third Amendment to Executive Employment Agreement dated November 1, 2022 and the Fourth Amendment to the Executive Employment Agreement, dated January 1, 2024 (incorporated herein by reference to Exhibit 10.23 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on March 5, 2024).

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from Arbutus Biopharma Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, formatted in inline XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations; (iii) Condensed Consolidated Statements of Comprehensive Loss; (iv) Condensed Consolidated Statements of Stockholders’ Equity; (v) Condensed Consolidated Statements of Cash Flows; and (vi) Notes to Condensed Consolidated Financial Statements.

104	Cover page interactive data file (embedded within the inline XBRL document and included in Exhibit 101).

* Filed herewith.
** Furnished herewith.
# Management contract or compensatory arrangement.

SIGNATURES
   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 2, 2024.

ARBUTUS BIOPHARMA CORPORATION

By:	/s/ Michael J. McElhaugh
Michael J. McElhaugh
Interim President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ David C. Hastings
David C. Hastings
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)