Form 10-Q
period 2024-09-30
Arbutus Biopharma Corp
filed 2024-11-06
CIK 1447028

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
OR
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
Yes  ☐     No ☒
As of November 5, 2024, the registrant had 189,491,685 common shares, without par value, outstanding.

ARBUTUS BIOPHARMA CORPORATION

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
ARBUTUS BIOPHARMA CORPORATION
Condensed Consolidated Balance Sheets
(Unaudited)
(In thousands of U.S. Dollars, except share amounts)

	September 30, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$31,846	$26,285
Investments in marketable securities, current	95,948	99,718
Accounts receivable	1,608	1,776
Prepaid expenses and other current assets	3,375	4,248
Total current assets	132,777	132,027
Property and equipment, net of accumulated depreciation of $12,663 (December 31, 2023: $11,900)	3,556	4,674
Investments in marketable securities, non-current	2,964	6,284
Right of use asset	1,144	1,416
Total assets	$140,441	$144,401
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued liabilities	$7,544	$10,271
Deferred license revenue, current	10,911	11,791
Lease liability, current	468	425
Total current liabilities	18,923	22,487
Liability related to sale of future royalties	5,315	6,953
Contingent consideration	8,335	7,600
Lease liability, non-current	978	1,343
Total liabilities	33,551	38,383
Stockholders’ equity
Common shares
Authorized: unlimited number without par value
Issued and outstanding: 189,438,135 (December 31, 2023: 169,867,414)	1,407,595	1,349,821
Additional paid-in capital	81,425	81,270
Deficit	(1,334,040)	(1,276,652)
Accumulated other comprehensive loss	(48,090)	(48,421)
Total stockholders’ equity	106,890	106,018
Total liabilities and stockholders’ equity	$140,441	$144,401

See accompanying notes to the condensed consolidated financial statements.

ARBUTUS BIOPHARMA CORPORATION
Condensed Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)
(In thousands of U.S. Dollars, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue
Collaborations and licenses	$767	$3,935	$2,861	$13,329
Non-cash royalty revenue	572	723	1,736	2,667
Total Revenue	1,339	4,658	4,597	15,996
Operating expenses
Research and development	14,273	20,169	45,227	56,136
General and administrative	4,537	5,842	17,396	17,374
Change in fair value of contingent consideration	344	205	735	(158)
Restructuring	3,625	—	3,625	—
Total operating expenses	22,779	26,216	66,983	73,352
Loss from operations	(21,440)	(21,558)	(62,386)	(57,356)
Other income
Interest income	1,747	1,494	5,121	4,223
Interest expense	(29)	(46)	(107)	(415)
Foreign exchange gain/(loss)	5	6	(16)	11
Total other income	1,723	1,454	4,998	3,819
Net loss	$(19,717)	$(20,104)	$(57,388)	$(53,537)
Loss per share
Basic and diluted	$(0.10)	$(0.12)	$(0.31)	$(0.32)
Weighted average number of common shares
Basic and diluted	188,997,194	167,512,708	184,244,819	165,085,243

Comprehensive loss
Unrealized gain on available-for-sale securities	$218	$584	$331	$1,604
Comprehensive loss	$(19,499)	$(19,520)	$(57,057)	$(51,933)

See accompanying notes to the condensed consolidated financial statements.

ARBUTUS BIOPHARMA CORPORATION
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)
(In thousands of U.S. Dollars, except share amounts)

	Common Shares
	Number of Shares	Share Capital	Additional Paid-In Capital	Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Balance December 31, 2023	169,867,414	$1,349,821	$81,270	$(1,276,652)	$(48,421)	$106,018
Stock-based compensation expense	—	—	2,014	—	—	2,014
Issuance of common shares pursuant to the Open Market Sale Agreement	8,666,077	21,765	—	—	—	21,765
Issuance of common shares pursuant to exercise of options	1,126,691	4,268	(1,814)	—	—	2,454
Issuance of common shares pursuant to ESPP	121,563	271	(60)	—	—	211
Issuance of common shares upon vesting of RSUs	410,482	1,190	(1,190)	—	—	—
Unrealized gain on available-for-sale securities	—	—	—	—	50	50
Net loss	—	—	—	(17,875)	—	(17,875)
Balance March 31, 2024	180,192,227	$1,377,315	$80,220	$(1,294,527)	$(48,371)	$114,637
Stock-based compensation expense	—	—	3,180	—	—	3,180
Issuance of common shares pursuant to the Open Market Sale Agreement	7,833,922	22,359	—	—	—	22,359
Issuance of common shares pursuant to exercise of options	712,895	3,660	(1,649)	—	—	2,011
Unrealized gain on available-for-sale securities	—	—	—	—	63	63
Net loss	—	—	—	(19,796)	—	(19,796)
Balance June 30, 2024	188,739,044	$1,403,334	$81,751	$(1,314,323)	$(48,308)	$122,454
Stock-based compensation expense	—	—	2,160	—	—	2,160
Issuance of common shares pursuant to exercise of options	593,321	3,996	(2,406)	—	—	1,590
Issuance of common shares pursuant to ESPP	105,770	265	(80)	—	—	185
Unrealized gain on available-for-sale securities	—	—	—	—	218	218
Net loss	—	—	—	(19,717)	—	(19,717)
Balance September 30, 2024	189,438,135	$1,407,595	$81,425	$(1,334,040)	$(48,090)	$106,890

See accompanying notes to the condensed consolidated financial statements.

ARBUTUS BIOPHARMA CORPORATION
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)
(In thousands of U.S. Dollars, except share amounts)

	Common Shares
	Number of Shares	Share Capital	Additional Paid-In Capital	Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Balance December 31, 2022	157,455,363	$1,318,737	$72,406	$(1,203,803)	$(50,488)	$136,852
Stock-based compensation expense	—	—	2,131	—	—	2,131
Issuance of common shares pursuant to the Open Market Sale Agreement	7,423,622	19,862	—	—	—	19,862
Issuance of common shares pursuant to exercise of options	101,356	457	(198)	—	—	259
Issuance of common shares pursuant to ESPP	151,852	397	(101)	—	—	296
Unrealized gain on available-for-sale securities	—	—	—	—	854	854
Net loss	—	—	—	(16,339)	—	(16,339)
Balance March 31, 2023	165,132,193	$1,339,453	$74,238	$(1,220,142)	$(49,634)	$143,915
Stock-based compensation expense	—	—	2,964	—	—	2,964
Issuance of common shares pursuant to the Open Market Sale Agreement	1,790,546	4,742	—	—	—	4,742
Unrealized loss on available-for-sale securities	—	—	—	—	166	166
Net loss	—	—	—	(17,094)	—	(17,094)
Balance June 30, 2023	166,922,739	$1,344,195	$77,202	$(1,237,236)	$(49,468)	$134,693
Stock-based compensation expense	—	—	2,483	—	—	2,483
Issuance of common shares pursuant to the Open Market Sale Agreement	633,922	1,396	—	—	—	1,396
Issuance of common shares pursuant to ESPP	138,586	424	(139)	—	—	285
Unrealized loss on available-for-sale securities	—	—	—	—	584	584
Net loss	—	—	—	(20,104)	—	(20,104)
Balance September 30, 2023	167,695,247	$1,346,015	$79,546	$(1,257,340)	$(48,884)	$119,337

See accompanying notes to the condensed consolidated financial statements.

ARBUTUS BIOPHARMA CORPORATION
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands of U.S. Dollars)

	Nine Months Ended September 30,
	2024	2023
OPERATING ACTIVITIES
Net loss	$(57,388)	$(53,537)
Non-cash items:
Depreciation	1,047	1,045
Loss on impairment of lab equipment	167	—
Gain on sale of property and equipment	—	(20)
Stock-based compensation expense	7,354	7,578
Change in fair value of contingent consideration	735	(158)
Non-cash royalty revenue	(1,736)	(2,667)
Non-cash interest expense	98	412
Net accretion and amortization of investments in marketable securities	(2,212)	(1,577)
Net change in operating items:
Accounts receivable	168	(819)
Prepaid expenses and other assets	1,145	(2,040)
Accounts payable and accrued liabilities	(2,727)	(6,223)
Change in deferred license revenue	(880)	(10,349)
Other liabilities	(306)	(289)
Net cash used in operating activities	(54,535)	(68,644)
INVESTING ACTIVITIES
Purchase of investments in marketable securities	(98,318)	(56,490)
Proceeds from sale of property and equipment	—	20
Disposition of investments in marketable securities	107,951	86,026
Acquisition of property and equipment	(96)	(1,008)
Net cash provided by investing activities	9,537	28,548
FINANCING ACTIVITIES
Issuance of common shares pursuant to the Open Market Sale Agreement	44,124	26,000
Issuance of common shares pursuant to exercise of stock options	6,055	259
Issuance of common shares pursuant to ESPP	396	581
Net cash provided by financing activities	50,575	26,840
Effect of foreign exchange rate changes on cash and cash equivalents	(16)	11
Increase/(decrease) in cash and cash equivalents	5,561	(13,245)
Cash and cash equivalents, beginning of period	26,285	30,776
Cash and cash equivalents, end of period	$31,846	$17,531

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

The Company continues to protect and defend its intellectual property, which is the subject of the Company’s ongoing lawsuits against Moderna Therapeutics, Inc. (Moderna) and Pfizer Inc. and BioNTech SE (collectively, Pfizer/BioNTech) for their use of the Company’s patented lipid nanoparticle (LNP) technology in their COVID-19 vaccines. With respect to the Moderna lawsuit, the claim construction hearing occurred on February 8, 2024. On April 3, 2024, the court provided its claim construction ruling in which it construed the disputed claim terms and agreed with the Company’s position on most of the disputed claim terms. On August 5, 2024, the Company and Genevant Sciences Ltd. (Genevant), along with Moderna, filed a Stipulation to Extend Time with the court that requested an amended case schedule to accommodate certain outstanding discovery from Moderna and third parties. The court approved the amended case schedule and the start of the trial was moved from April 21, 2025 to September 24, 2025, subject to the court’s availability. The lawsuit against Pfizer/BioNTech is ongoing and a date for a claim construction hearing has been scheduled for December 18, 2024.

Liquidity

At September 30, 2024, the Company had an aggregate of $130.8 million in cash, cash equivalents and investments in marketable securities. The Company had no outstanding debt as of September 30, 2024. The Company believes it has sufficient cash resources to fund its operations for at least the next 12 months.

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

2.    Significant accounting policies

Basis of presentation and principles of consolidation

These unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial statements and accordingly, do not include all disclosures required for annual financial statements. These statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the year ended December 31, 2023 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023. These unaudited condensed consolidated financial statements include the accounts of Arbutus Biopharma Corporation and its one wholly-owned subsidiary, Arbutus Biopharma, Inc., and reflect, in the opinion of management, all adjustments and reclassifications necessary to fairly present the Company’s financial position as of September 30, 2024 and December 31, 2023, the Company’s results of operations for the three and nine months ended September 30, 2024 and 2023, and the Company’s cash flows for the nine months ended September 30, 2024 and 2023. Such adjustments are of a normal recurring nature. The results of operations for the three and nine months ended September 30, 2024 are not necessarily indicative of the results for the full year. These unaudited condensed consolidated financial statements follow the same significant accounting policies as those described in the notes to the audited consolidated financial statements of the Company for the year ended December 31, 2023, except as described below under the section entitled “Recent Accounting Pronouncements.”

All intercompany balances and transactions have been eliminated.

Net loss per share

Net loss per share is calculated based on the weighted average number of common shares outstanding. Diluted net loss per share does not differ from basic net loss per share for the three and nine months ended September 30, 2024 and 2023, since the effect of including potential common shares would be anti-dilutive. For the nine months ended September 30, 2024, potential common shares of 18.7 million pertaining to outstanding stock options and unvested restricted stock units were excluded from the calculation of net loss per share. A total of approximately 21.0 million outstanding stock options were excluded from the calculation for the nine months ended September 30, 2023.

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

Recent accounting pronouncements

In November 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (ASU 2023-07), which requires disclosure of significant segment expenses and other segment items on an annual and interim basis under ASC 280. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and for interim periods beginning after December 15, 2024. Early adoption is permitted and the amendments in this ASU should be applied on a retrospective basis to all periods presented. The Company has not yet determined the impact ASU 2023-07 may have on the Company’s financial statement disclosures.

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (ASU 2023-09), which improves income tax disclosures by requiring: (1) consistent categories and greater disaggregation of information in the rate reconciliation, and (2) income taxes paid disaggregated by jurisdiction. It also includes certain other amendments to improve the effectiveness of income tax disclosures. ASU 2023-09 is effective for annual periods beginning after December 15, 2024. Early adoption is permitted. The ASU indicates that all entities will apply the guidance prospectively with an option for retroactive application to each period presented in the financial statements. The Company has not yet determined the impact ASU 2023-09 may have on the Company’s financial statement disclosures.

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

To determine the fair value of the contingent consideration (Note 8), the Company uses a probability weighted assessment of the likelihood the milestones would be met and the estimated timing of such payments, and then the potential contingent payments are discounted to their present value using a probability adjusted discount rate that reflects the early stage nature of the development program, the time to complete the program development, and overall biotech indices. The Company determined the fair value of the contingent consideration was $8.3 million as of September 30, 2024 and the increase of $0.7 million from December 31, 2023 has been recorded as a component of total operating expenses in the statements of operations and comprehensive loss for the nine months ended September 30, 2024. The assumptions used in the discounted cash flow model are level 3 inputs as defined above. The Company assessed the sensitivity of the fair value measurement to changes in these unobservable inputs, and determined that changes within a reasonable range would not result in a materially different assessment of fair value.

The following tables present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis, and indicates the fair value hierarchy of the valuation techniques used to determine such fair value:

	Level 1	Level 2	Level 3	Total
As of September 30, 2024	(in thousands)
Assets
Cash and cash equivalents	$31,846	$—	$—	$31,846
Investments in marketable securities, current	—	95,948	—	95,948
Investments in marketable securities, non-current	—	2,964	—	2,964
Total	$31,846	$98,912	$—	$130,758
Liabilities
Contingent consideration	—	—	8,335	8,335
Total	$—	$—	$8,335	$8,335

	Level 1	Level 2	Level 3	Total
As of December 31, 2023	(in thousands)
Assets
Cash and cash equivalents	$26,285	$—	$—	$26,285
Investments in marketable securities, current	—	99,718	—	99,718
Investments in marketable securities, non-current	—	6,284	—	6,284
Total	$26,285	$106,002	$—	$132,287
Liabilities
Contingent consideration	—	—	7,600	7,600
Total	$—	$—	$7,600	$7,600

The following table presents the changes in fair value of the Company’s contingent consideration:

	Liability at beginning of the period	Change in fair value of liability	Liability at end of the period
	(in thousands)
Nine Months Ended September 30, 2024	$7,600	$735	$8,335
Nine Months Ended September 30, 2023	$7,531	$(158)	$7,373

See Note 4 for additional information regarding the fair value of the Company’s investments in marketable securities.

4.    Investments in marketable securities

Investments in marketable securities consisted of the following:

	Amortized Cost	Gross Unrealized Gain(1)	Gross Unrealized Loss(1)	Fair Value
As of September 30, 2024	(in thousands)
Cash equivalents
Money market	$25,948	$—	$—	$25,948
Total	$25,948	$—	$—	$25,948
Investments in marketable short-term securities
US corporate bonds	43,477	23	(9)	43,491
US treasury bills	52,408	49	—	52,457
Total	$95,885	$72	$(9)	$95,948
Investments in marketable long-term securities
US corporate bonds	2,932	32	—	2,964
Total	$2,932	$32	$—	$2,964

(1) Gross unrealized gain (loss) is pre-tax and is reported in accumulated other comprehensive loss.

	Amortized Cost	Gross Unrealized Gain(1)	Gross Unrealized Loss(1)	Fair Value
As of December 31, 2023	(in thousands)
Cash equivalents
Money market fund	$18,029	$—	$—	$18,029
Total	$18,029	$—	$—	$18,029
Investments in marketable short-term securities
US government agency bonds	$17,918	$—	$(44)	$17,874
US corporate bonds	71,045	30	(189)	70,886
Yankee bonds	2,000	—	(17)	1,983
US government bonds	$9,001	$—	$(26)	$8,975
Total	$99,964	$30	$(276)	$99,718
Investments in marketable long-term securities
US corporate bonds	6,273	18	(7)	6,284
Total	$6,273	$18	$(7)	$6,284

(1) Gross unrealized gain (loss) is pre-tax and is reported in accumulated other comprehensive loss.

The contractual term to maturity of the $95.9 million of short-term marketable securities held by the Company as of September 30, 2024 is less than one year. As of September 30, 2024, the Company held $3.0 million of long-term marketable securities with contractual maturities of more than one year, but less than five years. As of December 31, 2023, the Company’s

$99.7 million of short-term marketable securities had contractual maturities of less than one year, while the Company’s $6.3 million of long-term marketable securities had maturities of more than one year, but less than five years.

At September 30, 2024 and December 31, 2023, the Company had 7 and 27, respectively, available-for-sale investment debt securities in an unrealized loss position without an allowance for credit losses. Unrealized losses on the Company’s investments in debt securities have not been recognized into income as the issuers’ bonds are of high credit quality and the decline in fair value is largely due to market conditions and/or changes in interest rates. The Company does not intend to sell and it is more likely than not that the Company will not be required to sell the securities prior to the anticipated recovery of their amortized cost basis. The issuers continue to make timely interest payments on the bonds. The fair value is expected to recover as the bonds approach maturity.

Accrued interest receivable on investments in marketable securities of $0.3 million at both September 30, 2024 and December 31, 2023 is included in prepaid expenses and other current assets.

The Company had realized gains of less than $0.1 million for the three and nine months ended September 30, 2024 and zero and less than $0.1 million realized gains for same periods in 2023, respectively.

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

The Company accounts for its interest in Genevant as equity securities without readily determinable fair values. Accordingly, an estimate of the fair value of the securities is based on the original cost less previously recognized equity method losses, less impairments, plus or minus changes resulting from observable price changes in orderly transactions for identical or a similar Genevant securities. As of September 30, 2024, the carrying value of the Company’s investment in Genevant was zero and the Company owned approximately 16% of the common equity of Genevant.

6.    Accounts payable and accrued liabilities

Accounts payable and accrued liabilities are comprised of the following:

	September 30, 2024	December 31, 2023
	(in thousands)
Trade accounts payable	$2,315	$3,223
Research and development accruals	1,367	2,884
Professional fee accruals	709	815
Payroll accruals	2,588	3,349
Restructuring liabilities	565	—
Total accounts payable and accrued liabilities	$7,544	$10,271

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

The $30 million in royalties to be paid to OMERS is accounted for as a liability, with the difference between the liability and the gross proceeds received accounted for as a discount. The discount, as well as $1.5 million of transaction costs, will be amortized as interest expense based on the projected balance of the liability as of the beginning of each period. As of September 30, 2024, the Company estimated an effective annual interest rate of approximately 2.0%. Over the course of the Agreement, the actual interest rate will be affected by the amount and timing of royalty revenue recognized and changes in the timing of forecasted royalty revenue. On a quarterly basis, the Company will reassess the expected timing of the royalty revenue, recalculate the amortization and effective interest rate and adjust the accounting prospectively as needed.

The Company recognizes non-cash royalty revenue related to the sales of ONPATTRO during the term of the Agreement. As royalties are remitted to OMERS from Alnylam, the balance of the recognized liability is effectively repaid over the life of the Agreement. From the inception of the royalty sale through September 30, 2024, the Company has recorded an aggregate of $24.4 million of non-cash royalty revenue for royalties earned by OMERS. There are a number of factors that could materially affect the amount and timing of royalty payments from Alnylam, none of which are within the Company’s control.

During the nine months ended September 30, 2024, the Company recognized non-cash royalty revenue of $1.7 million and related non-cash interest expense of less than $0.1 million. During the nine months ended September 30, 2023, the Company recognized non-cash royalty revenue of $2.7 million and related non-cash interest expense of $0.4 million.

The table below shows the activity related to the net liability for the nine months ended September 30, 2024 and 2023:

	Nine Months Ended September 30,
	2024	2023
	(in thousands)
Net liability related to sale of future royalties - beginning balance	$6,953	$10,365
Non-cash royalty revenue	(1,736)	(2,667)
Non-cash interest expense	98	412
Net liability related to sale of future royalties - ending balance	$5,315	$8,110

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

The fair value of the contingent consideration was $8.3 million as of September 30, 2024.

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

The following table outlines the transaction price and the changes to the related liability balance:

	Transaction Price	Cumulative Collaboration Revenue Recognized	Deferred License Revenue
	(in thousands)
Combined performance obligation	$50,445	$37,561	$12,884
Less contract asset			(1,973)
Total deferred license revenue			10,911

The Company recognized $0.1 million and $0.9 million of revenue based on labor hours expended by the Company on its Manufacturing Obligations during the three and nine months ended September 30, 2024, respectively, and $3.2 million and $10.3 million during the three and nine months ended September 30, 2023, respectively.

As of September 30, 2024, the balance of the deferred license revenue was $12.9 million, which, in accordance with ASC 210-20, was partially offset by the contract asset associated with the manufacturing cost reimbursement of $2.0 million, resulting in a net deferred license revenue liability of $10.9 million.

The Company incurred $0.6 million of incremental costs in obtaining the Qilu License, which the Company capitalized in other current assets and other assets and amortizes as a component of general and administrative expense commensurate with the recognition of the combined performance obligation. The Company recognized amortization expense of less than $0.1 million for both the three and nine months ended September 30, 2024 and amortization expense of less than $0.1 million for the three months ended September 30, 2023 and $0.1 million for the nine months ended September 30, 2023.

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

The Company is responsible for managing this Phase 2a proof-of-concept clinical trial, subject to oversight by a joint development committee comprised of representatives from the Company and Barinthus. The Company and Barinthus retain full rights to their respective product candidates and will split all costs associated with the clinical trial. The Company incurred $0.5 million and $1.7 million of expenses, net of Barinthus’s 50% share, during the three and nine months ended September 30, 2024, respectively, and $0.7 million and $1.6 million during the three and nine months ended September 30, 2023 respectively, and reflected those costs in research and development in the statements of operations and comprehensive loss.

Royalty Entitlements

Alnylam Pharmaceuticals, Inc. and Acuitas Therapeutics, Inc.

The Company has two royalty entitlements to Alnylam’s global net sales of ONPATTRO.

In 2012, the Company entered into the LNP License Agreement with Alnylam that entitles Alnylam to develop and commercialize products with the Company’s LNP technology. Alnylam launched ONPATTRO, the first approved application of the Company’s LNP technology, in 2018. Under the terms of this license agreement, the Company is entitled to tiered royalty payments on global net sales of ONPATTRO ranging from 1.00% - 2.33% after offsets, with the highest tier applicable to annual net sales above $500 million. This royalty interest was sold to OMERS, effective as of January 1, 2019, for $20 million in gross proceeds before advisory fees. OMERS will retain this entitlement until it has received $30 million in royalties, at which point 100% of this royalty entitlement on future global net sales of ONPATTRO will revert back to the Company. OMERS has assumed the risk of collecting up to $30 million of future royalty payments from Alnylam and the Company is not obligated to reimburse OMERS if they fail to collect any such future royalties. If this royalty entitlement reverts to the Company, it has the potential to provide an active royalty stream or to be otherwise monetized again in full or in part. From the inception of the royalty sale through September 30, 2024, an aggregate of $24.4 million of royalties have been earned by OMERS.

The Company also is receiving a second royalty interest of 0.75% to 1.125% on global net sales of ONPATTRO, with 0.75% applying to sales greater than $500 million, originating from a settlement agreement and subsequent license agreement with Acuitas.  This royalty entitlement from Acuitas has been retained by the Company and was not part of the royalty entitlement sale to OMERS.

Revenues are summarized in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in thousands)		(in thousands)
Revenue from collaborations and licenses
Acuitas Therapeutics, Inc.	$644	$714	$1,981	$2,980
Qilu Pharmaceutical Co., Ltd.	123	3,221	880	10,349
Non-cash royalty revenue
Alnylam Pharmaceuticals, Inc.	572	723	1,736	2,667
Total revenue	$1,339	$4,658	$4,597	$15,996

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

During the three months ended September 30, 2024, the Company did not issue any common shares pursuant to the Sale Agreement. During the nine months ended September 30, 2024, the Company issued 16,499,999 common shares pursuant to the Sale Agreement, resulting in net proceeds of approximately $44.1 million. During the three and nine months ended September 30, 2023, the Company issued 633,922 and 9,848,090 common shares pursuant to the Sale Agreement, respectively, resulting in net proceeds of $1.4 million and $26.0 million, respectively.

As of September 30, 2024, there was approximately $25.4 million of common shares remaining available in aggregate under the March 2022 Prospectus Supplement, pursuant to the November 2021 Registration Statement.

Stock-based compensation

The table below summarizes information about the Company’s stock-based compensation for the three and nine months ended September 30, 2024 and 2023 and the expense recognized in the condensed consolidated statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in thousands, except share and per share data)
Stock options
Options granted during period	—	784,240	4,163,000	5,082,640
Weighted average exercise price	$—	$2.25	$2.49	$2.78
Restricted stock units (RSUs)
Restricted stock units granted during period	—	—	1,316,200	1,344,550
Grant date fair value	$—	$—	$2.40	$2.90
Stock compensation expense
Research and development	$847	$1,002	$3,007	$2,854
General and administrative	1,313	1,481	4,347	4,724
Total stock compensation expense	$2,160	$2,483	$7,354	$7,578

11.    Restructuring

On July 29, 2024, the Company’s Board of Directors approved a plan, effective August 1, 2024, to streamline the organization to focus its efforts on advancing the clinical development of imdusiran and AB-101, and therefore ceased all discovery efforts and discontinued its IM-PROVE III clinical trial. In taking these steps to streamline the organization, the Company implemented a 40% reduction in its workforce, primarily affecting the discovery and general and administrative functions. As a result, the Company incurred a one-time restructuring charge in the third quarter of 2024 of $3.6 million, which includes approximately $2.9 million of cash severance and continued benefits paid, a non-cash impairment charge for laboratory equipment of $0.2 million and $0.5 million of cash payments to vendors for close-out activities in connection with the cessation of discovery efforts and the discontinuation of the IM-PROVE III clinical trial.

As of September 30, 2024, there were $0.6 million of accrued restructuring costs for contract close-out activities and severance payments included in accounts payable and accrued liabilities.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following discussion and analysis by our management of our financial position and results of operations in conjunction with our audited consolidated financial statements and related notes thereto included as part of our Annual Report on Form 10-K for the year ended December 31, 2023 and our unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2024. Our consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles and are presented in U.S. dollars.

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

Additionally, the forward-looking statements contained in this Form 10-Q represent our views only as of the date of this Form 10-Q (or any earlier date indicated in such statement). While we may update certain forward-looking statements from time to time, we specifically disclaim any obligation to do so, even if new information becomes available in the future. However, you are advised to consult any further disclosures we make on related subjects in the periodic and current reports that we file with the Securities and Exchange Commission (the SEC).

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

We continue to protect and defend our intellectual property, which is the subject of our ongoing lawsuits against Moderna Therapeutics, Inc. (Moderna) and Pfizer Inc. and BioNTech SE (collectively, Pfizer/BioNTech) for their use of our patented lipid nanoparticle (LNP) technology in their COVID-19 vaccines. With respect to the Moderna lawsuit, the claim construction hearing occurred on February 8, 2024. On April 3, 2024, the court provided its claim construction ruling in which it construed the disputed claim terms and agreed with our position on most of the disputed claim terms. On August 5, 2024, we and Genevant Sciences Ltd. (Genevant), along with Moderna, filed a Stipulation to Extend Time (the Stipulation) with the court that requested an amended case schedule to accommodate certain outstanding discovery from Moderna and third parties. The court approved the amended case schedule and the start of the trial was moved from April 21, 2025 to September 24, 2025, subject to the court’s availability. The lawsuit against Pfizer/BioNTech is ongoing and a date for a claim construction hearing has been scheduled for December 18, 2024.

Strategy

Our strategy is to advance our therapeutic product candidates with complementary mechanisms of action into late-stage clinical trials with the goal of developing a functional cure for people with cHBV infection.

We believe that a combination of compounds that can suppress HBV DNA replication and HBsAg expression as well as boost patients’ HBV-specific immune response could address the most important elements to achieving a functional cure. Functional cure is defined as sustained HBsAg loss and HBV DNA less than the lower limit of quantification (<LLOQ) 24 weeks off treatment, with or without anti-HBsAg antibodies. We are developing imdusiran as a cornerstone in a combination therapy that also includes antivirals and immunologics. We believe that a combination therapy delivered over a finite treatment period that results in a significant increase in the functional cure rate (i.e., a cure rate of at least 20%) would be a meaningful advancement for patients with cHBV infection.

Our HBV product pipeline includes the following:

•Imdusiran is our proprietary, conjugated GalNAc, subcutaneously-delivered RNAi therapeutic product candidate that suppresses all HBV antigens, including HBsAg expression, which is thought to be a key prerequisite to enable reawakening of a patient’s immune system to respond to HBV. Over 250 patients with cHBV infection have been dosed with imdusiran in our Phase 1 and ongoing Phase 2a clinical trials. Clinical data generated thus far has shown imdusiran to be generally safe and well-tolerated, while also providing meaningful reductions in HBsAg and HBV DNA.

•AB-101 is our proprietary oral PD-L1 inhibitor that has the potential to reawaken patients’ HBV-specific immune response by inhibiting PD-L1. AB-101 is currently in a Phase 1a/1b clinical trial (AB-101-001) evaluating the safety, tolerability, pharmacokinetics (PK), and pharmacodynamics (PD) of single- and multiple-ascending oral doses in healthy subjects and patients with cHBV infection. Parts 1 and 2 of this clinical trial enrolled sequential cohorts of healthy subjects receiving single and multiple doses, respectively, of AB-101 at increasing dose levels. The data showed that AB-101 was generally well-tolerated with evidence of dose-dependent receptor occupancy. We have moved into Part 3 of this clinical trial which evaluates repeat dosing of AB-101 in patients with cHBV, and we expect to report preliminary data in the first half of 2025.

Our strategy is to position imdusiran as a potential cornerstone therapeutic in combination with AB-101 or other agents with potentially complementary mechanisms of action. We are currently conducting two Phase 2a clinical trials combining imdusiran with other agents. The intent of these trials is to initially lower HBsAg levels with imdusiran and then administer a complementary agent, in this case an immune modulator or a therapeutic vaccine, to further lower HBsAg levels and promote anti-HBV immunity. We believe that if we can lower HBsAg and promote immunity, we may achieve sustained HBsAg loss and HBV DNA <LLOQ, potentially leading to a functional cure.

Our imdusiran development program includes the following Phase 2a clinical trials:
•Imdusiran in combination with Peg-IFNα-2a and ongoing standard-of-care NA therapy in patients with cHBV infection (IM-PROVE I). Preliminary data reported from this IM-PROVE I trial suggest that the addition of a short course of Peg-IFNα-2a to imdusiran treatment was generally safe, well-tolerated and, in some patients, resulted in HBsAg loss at end-of-treatment and sustained HBsAg loss 24 weeks after completing imdusiran and Peg-IFNα-2a treatment. We intend to present additional follow-up data as a late-breaker poster presentation at the upcoming AASLD - The Liver Meeting in November 2024.
•Imdusiran in combination with VTP-300, Barinthus Biotherapeutics plc’s (Barinthus and formerly Vaccitech plc), HBV antigen specific immunotherapy, and ongoing standard-of-care NA therapy in patients with cHBV infection (IM-PROVE II). Preliminary data reported from this IM-PROVE II clinical trial showed that dosing with imdusiran and then VTP-300 achieved statistical significance in lowering HBsAg levels after the end of the treatment period. We are also dosing patients in an additional cohort of this clinical trial that, in addition to imdusiran and VTP-300, includes up to two low doses of nivolumab (Opdivo®), an approved PD-1 monoclonal antibody inhibitor. We intend to present preliminary end-of-treatment data from this additional cohort as a poster presentation at the upcoming AASLD - The Liver Meeting in November 2024.

On July 29, 2024, our Board of Directors approved a plan, effective August 1, 2024, to streamline the organization to focus our efforts on advancing the clinical development of imdusiran and AB-101, and therefore ceased all discovery efforts and discontinued our IM-PROVE III clinical trial. In taking these steps to streamline the organization, we implemented a 40% reduction in our workforce, primarily affecting the discovery and general and administrative functions. As a result, we incurred a one-time restructuring charge in the third quarter of 2024 of approximately $3.6 million, which includes approximately $2.9 million of cash severance and continued benefits payments, a non-cash impairment charge for laboratory equipment of approximately $0.2 million and approximately $0.5 million of cash payments to vendors for close-out activities in connection with the cessation of discovery efforts and the discontinuation of our IM-PROVE III clinical trial. With these organizational changes and our ongoing cost management efforts, we expect our current cash, cash equivalents and investments in marketable securities will be sufficient to fund our operations into the fourth quarter of 2026.

Our Product Candidates

Our pipeline consists of two product candidates that are designed to suppress HBV DNA, reduce HBsAg and/or boost HBV-specific immune responses, as follows:

We continue to explore expansion opportunities for our pipeline through development activities and potential strategic alliances.

RNAi therapeutic (imdusiran, AB-729)

RNAi therapeutics represent a significant advancement in drug development. RNAi therapeutics utilize a natural pathway within cells to silence genes by eliminating the disease-causing proteins that they code for. We are developing an RNAi therapeutic that is designed to reduce HBsAg expression and other HBV antigens in people with cHBV infection. Reducing HBsAg is widely believed to be a key prerequisite to enable a patient’s immune system to reawaken and respond against the virus.

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

IM-PROVE I Phase 2a proof-of-concept clinical trial evaluating imdusiran in combination with Peg-IFNα-2a

We have completed enrollment in a randomized, open label, multicenter Phase 2a proof-of-concept clinical trial investigating the safety and antiviral activity of imdusiran in combination with a short course of Peg-IFNα-2a and ongoing NA therapy in 43 stably NA-suppressed, HBeAg negative, non-cirrhotic patients with cHBV infection. The primary objective of this trial is to initially lower HBsAg levels with imdusiran and then administer Peg-IFNα-2a as an immunomodulator to promote anti-HBV immune reawakening. We believe that if we can lower HBsAg and promote immune reawakening, we may achieve sustained HBsAg loss and HBV DNA <LLOQ, potentially leading to a functional cure. After 24-weeks of dosing with imdusiran (60mg every 8 weeks, 4 doses), patients were randomized into one of four arms to receive a short course of Peg-IFNα-2a plus ongoing NA therapy for either 12 or 24 weeks, with or without an additional two doses of imdusiran. After completion of the assigned Peg-IFNα-2a treatment period, all patients remained on NA therapy for the initial 24-week follow-up period, and then discontinued NA treatment, provided they met protocol-defined stopping criteria. Patients who stopped NA therapy entered an intensive follow-up period for 48 weeks.

At the European Association for the Study of the Liver (EASL) Congress in June 2024, we presented data from this clinical trial that suggests that the addition of Peg-IFNα-2a to imdusiran treatment was generally safe, well-tolerated and, in some patients, resulted in HBsAg loss at end-of-treatment and sustained HBsAg loss 24 weeks after completing imdusiran and Peg-IFNα-2a treatment.

Select key data from this Phase 2a clinical trial that was presented at EASL 2024 include:

•33% of patients in Cohort A1 who received 48 weeks of imdusiran (60mg every 8 weeks, 6 doses) combined with 24 weeks of Peg-IFNα-2a and their ongoing NA therapy achieved HBsAg loss at the end-of-treatment (EOT) that was maintained in 100% of these patients 24 weeks after completing imdusiran and Peg-IFNα-2a treatment.
•HBsAg loss was achieved and maintained in 67% of patients with HBsAg less than 1,000 IU/mL at baseline in Cohort A1.
•A total of six patients who received 24 weeks of Peg-IFNα-2a (n=4 Cohort A1; n=2 Cohort A2) seroconverted with HBsAg loss. At the time the data was reported, all six of these patients had stopped NA therapy, with two of those patients reaching 12 weeks off all therapy with sustained undetectable HBV DNA levels and HBsAg loss. The remaining four patients were at various timepoints less than 12 weeks off therapy with undetectable HBV DNA levels and HBsAg loss.

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

We intend to present additional follow-up data as a late-breaker poster presentation at the upcoming AASLD - The Liver Meeting in November 2024.

IM-PROVE II Phase 2a proof-of-concept clinical trial evaluating imdusiran in combination with Barinthus’ VTP-300

Through a clinical collaboration agreement with Barinthus that we entered into in July 2021, we have completed enrollment in IM-PROVE II, a Phase 2a proof-of-concept clinical trial evaluating the safety, antiviral activity and immunogenicity of Barinthus’ VTP-300, an HBV antigen specific immunotherapy, administered after imdusiran in patients with cHBV infection. The initial trial design enrolled 40 NA-suppressed, HBeAg negative or positive, non-cirrhotic cHBV infected patients. The primary objective of this trial was to initially lower HBsAg levels with imdusiran and then administer VTP-300 as an immunomodulator to promote anti-HBV immune reawakening. We believe that if we can lower HBsAg and promote immune reawakening, we may achieve sustained HBsAg loss and HBV DNA <LLOQ, potentially leading to a functional cure. All patients received imdusiran (60mg every 8 weeks, 4 doses) plus NA therapy for 24 weeks. After week 24, treatment with imdusiran was stopped. Patients continued only on NA therapy and were randomized to receive VTP-300 or placebo at week 26 and week 30. At week 48, all patients were evaluated for eligibility to discontinue NA therapy and are followed for an additional 24 to 48 weeks.
Preliminary data were presented at the EASL Congress in June 2024 from 38 of 40 patients in the IM-PROVE II clinical trial that were on stable NA therapy throughout the treatment period, received imdusiran (60mg every 8 weeks, 4 doses) over 24 weeks and were then randomized to receive either VTP-300 (treatment arm) or placebo at Weeks 26 and 30. The data showed that at 24-weeks post-treatment with imdusiran and VTP-300, statistical significance (p<0.05) was achieved in HBsAg levels between the treatment arm (n=5) and placebo (n=6). In addition, more patients maintained HBsAg thresholds of <100 IU/mL and <10 IU/mL when administered VTP-300 versus placebo. Treatment with imdusiran and VTP-300 was generally safe and well-tolerated. There were no serious adverse events, Grade 3 or 4 adverse events or discontinuations due to adverse events.

Additionally, we amended the IM-PROVE II clinical trial protocol to include another cohort that received imdusiran, VTP-300 and low dose nivolumab (Opdivo®), an approved PD-1 inhibitor. In this additional cohort, patients received imdusiran (60mg every 8 weeks, 4 doses) plus NA therapy for 24 weeks, followed by administration of VTP-300 plus up to two low doses of nivolumab while remaining on NA therapy. At week 48, all patients will be evaluated for eligibility to discontinue NA therapy, and will be followed for an additional 24 to 48 weeks. We intend to present preliminary end-of-treatment data from this additional cohort as a poster presentation at the upcoming AASLD - The Liver Meeting in November 2024.

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

Phase 1a/1b clinical trial to evaluate safety, tolerability and PK/PD of AB-101 (AB-101-001)

We are currently dosing study subject in our Phase 1a/1b clinical trial for AB-101 (AB-101-001). The AB-101-001 clinical trial is designed to investigate the safety, tolerability and PK/PD of single and multiple-ascending oral doses of AB-101 for up to 28 days in healthy subjects and patients with cHBV infection. The trial consists of three parts starting with single ascending doses in healthy subjects, followed by multiple ascending doses in healthy subjects and culminating with multiple doses in patients with cHBV infection. Safety and PK/PD assessments are performed prior to dose escalation in all parts of the clinical trial.

Part 1 of this clinical trial enrolled four sequential cohorts of eight healthy subjects each (6 active: 2 placebo) receiving a single dose of AB-101 at increasing dose levels. The data showed that AB-101 was well-tolerated with evidence of dose-dependent receptor occupancy. In the 25mg cohort, all five evaluable subjects showed evidence of receptor occupancy between 50-100%.

Part 2 of this clinical trial has enrolled to date two sequential cohorts of ten healthy subjects each receiving 10 mg or 25 mg of AB-101 (8 active: 2 placebo) daily for seven days. AB-101 was generally well-tolerated after repeat dosing with evidence of dose-dependent receptor occupancy. In the 25mg cohort, all subjects showed evidence of receptor occupancy, with seven of the eight subjects demonstrating receptor occupancy greater than 70% during the seven-day dosing period.

We have moved into Part 3 of this clinical trial which evaluates repeat dosing of AB-101 for 28 days in patients with cHBV and we expect to report preliminary data in the first half of 2025.

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

In 2012, we entered into a license agreement with Alnylam that entitles Alnylam to develop and commercialize products with our LNP delivery technology. Alnylam’s ONPATTRO, which represents the first approved application of our LNP technology, was approved by the FDA and the European Medicines Agency (EMA) during the third quarter of 2018 and was launched by Alnylam immediately upon approval in the United States. Under the terms of this license agreement, we are entitled to tiered royalty payments on global net sales of ONPATTRO ranging from 1.00% - 2.33% after offsets, with the highest tier applicable to annual net sales above $500 million. This royalty interest was sold to the Ontario Municipal Employees Retirement System (OMERS), effective as of January 1, 2019, for $20 million in gross proceeds before advisory fees. OMERS will retain this entitlement until it has received $30 million in royalties, at which point 100% of this royalty entitlement on future global net sales of ONPATTRO will revert to us. OMERS has assumed the risk of collecting up to $30 million of future royalty payments from Alnylam and we are not obligated to reimburse OMERS if they fail to collect any such future royalties. If this royalty entitlement reverts to us, it has the potential to provide an active royalty stream or to be otherwise monetized again in full or in part. From the inception of the royalty sale through September 30, 2024, an aggregate of $24.4 million of royalties have been earned by OMERS.

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

As of September 30, 2024, we owned approximately 16% of the common equity of Genevant and the carrying value of our investment in Genevant was zero. Our entitlement to receive future royalties or sublicensing revenue from Genevant was not impacted by the recapitalization.

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

Moderna and Merck European Opposition

On April 5, 2018, Moderna and Merck, Sharp & Dohme Corporation (Merck) filed Notices of Opposition to Arbutus’ European patent EP 2279254 (the ’254 Patent) with the European Patent Office (EPO), requesting that the ‘254 Patent be revoked in its entirety for all contracting states. We filed a response to Moderna and Merck’s oppositions on September 3, 2018. A hearing was conducted before the Opposition Division of the EPO on October 10, 2019. At the conclusion of the hearing, the EPO upheld an auxiliary request adopting the amendment, as put forth by us, of certain claims of the ‘254 Patent. In February 2020 Moderna and Merck filed Notices of Appeal challenging the EPO’s grant of the auxiliary request. Merck filed its notice of appeal on February 24, 2020 and Moderna on February 27, 2020. Both Merck and Moderna perfected their appeals by filing Grounds of Appeal on April 30, 2020. We filed our responses to the appeals on September 18, 2020. On March 22, 2022, Moderna filed further written submissions to which we and Genevant responded in August 2022. On April 18, 2023, we and Genevant withdrew our auxiliary request, however, the original (main) request remains in the action. We and Moderna informed the Board of Appeals that we would not object to a remittance of the matter without a hearing to the Opposition Division of the EPO. The hearing in this matter before the Board of Appeals was subsequently cancelled and resubmitted to the Opposition Division (i.e., lower board) of the EPO. On October 31, 2023, the Opposition Division issued a summons for oral proceedings and provided its preliminary and non-binding opinion on the subject matter to be discussed at the hearing. On November 3, 2023, we responded to the summons and on January 15, 2024, Moderna and Merck filed their reply to the written opinion of the Opposition Division, as well as to our written submission of November 3, 2023. We responded to Moderna and Merck’s reply on April 5, 2024. Oral proceedings were held on June 6, 2024, and the Opposition Division upheld the ‘254 Patent but declined our and Genevant’s request to broaden certain claims in the ‘254 Patent. Both parties have given notice of their intent to appeal the Opposition Division’s decision, and the deadline for filing for their respective grounds for appeal is November 25, 2024.

While we are the patent holder, the ‘127 Patent, the ‘254 Patent, the other patents in our LNP portfolio have been licensed to Genevant and are included in the rights licensed by us to Genevant under the Genevant License.

Patent Infringement Litigation vs. Moderna

On February 28, 2022, we and Genevant filed a lawsuit in the U.S. District Court for the District of Delaware against Moderna, Inc. and a Moderna affiliate (collectively, Moderna) seeking damages for infringement of U.S. Patent Nos. 8,058,069, 8,492,359, 8,822,668, 9,364,435, 9,504,651, and 11,141,378 in the manufacture and sale of MRNA-1273, Moderna’s vaccine for COVID-19. The patents relate to nucleic acid-lipid particles and lipid vesicles, as well as compositions and methods for their use. The lawsuit does not seek an injunction or otherwise seek to impede the sale, manufacture or distribution of MRNA-1273. However, we seek fair compensation for Moderna’s use of our patented technology that was developed with great effort and at great expense, without which Moderna’s COVID-19 vaccine would not have been successful. On May 6, 2022, Moderna filed a partial motion to dismiss the claims “relating to Moderna’s sale and provision of COVID-19 vaccine doses to the U.S. Government.” On November 2, 2022, the court issued an Order denying Moderna’s motion. On November 30, 2022, Moderna filed its Answer to the Complaint and Counterclaims. We and Genevant filed our Answer to Moderna’s Counterclaims on December 21, 2022. On February 14, 2023, the U.S. Department of Justice filed a Statement of Interest in the action. On February 16, 2023, the court held an Initial Pretrial Conference after which it issued an Order, dated February 16, 2023, ordering that within 14 days of the issuance of the Order, the parties and the U.S. Government were to submit letters regarding the impact of the Governments’ Statement of Interest on the scheduling of the matter. On March 10, 2023, the court reaffirmed its denial of Moderna’s motion to dismiss. On March 16, 2023, the court held a Rule 16 scheduling conference, and on March 21, 2023, the court issued a scheduling order in the matter without setting a trial date. On June 9, 2023, the court granted the parties’ request to extend the time for claim construction briefing. The claim construction hearing was held on February 8, 2024. On April 3, 2024, the court issued its opinion regarding the claims construction. The court agreed with both of our positions regarding the Composition of Total Lipid (‘069) Patent that: (i) the claimed molar percentage (mol. %) ranges can be met by any particle and is not limited to “finished” particles that are not subjected to further process steps; and (ii) that the claimed mol. % ranges include standard variation based on the number of significant figures recited in the claim. The court also agreed with our position regarding the Cationic Lipid with Protonatable Tertiary Amine (‘378) Patent that there is no limitation as to the mol. % of the claimed cationic lipid. Regarding the Encapsulation of mRNA (‘651) Patent, the court held that “wherein at least 70% / at least 80% / about 90% of the mRNA in the formulation is fully encapsulated in the lipid vesicles” means “wherein at least 70% / at least 80% / about 90% of the mRNA is fully, as distinct from partially, contained inside the lipid vesicles”. On August 5, 2024, we and Genevant, along with Moderna, filed the Stipulation with the court that requested an amended case schedule to accommodate certain outstanding discovery from Moderna and third parties. The court approved the amended case schedule and the start of the trial was moved from April 21, 2025 to September 24, 2025, subject to the court’s availability.

Patent Infringement Litigation vs. Pfizer and BioNTech

On April 4, 2023, we and Genevant filed a lawsuit in the U.S. District Court for the District of New Jersey against Pfizer Inc. (Pfizer) and BioNTech SE (BioNTech) seeking damages for infringement of U.S. Patent Nos. 9,504,651; 8,492,359; 11,141,378; 11,298,320; and 11,318,098 in the manufacture and sale of any COVID-19 mRNA-LNP vaccines. The patents relate to nucleic acid-lipid particles and their composition, manufacture, delivery and methods of use. The lawsuit does not seek an injunction or otherwise seek to impede the sale, manufacture or distribution of any COVID-19 mRNA-LNP vaccines. However, we seek fair compensation for Pfizer’s and BioNTech’s use of our patented technology that was developed with great effort and at great expense, without which their COVID-19 mRNA-LNP vaccines would not have been successful. On July 10, 2023, Pfizer and BioNTech filed their answer to the complaint, affirmative defenses and counterclaims. We and Genevant filed our answer to these counterclaims on August 14, 2023. A scheduling conference was held on August 28, 2023 and the court issued a Letter Order on September 7, 2023 setting certain court dates. Subsequently, the claim construction hearing was scheduled for December 18, 2024. Scheduling of subsequent case dates, including the date for trial, will be set at a later time that is yet to be determined. Document and written discovery in the action is ongoing.

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

Please refer to Note 2 to our condensed consolidated financial statements included in “Part I, Item 1-Financial Statements (Unaudited)” of this Form 10-Q for a description of recent accounting pronouncements applicable to our business.

RESULTS OF OPERATIONS

The following summarizes the results of our operations for the periods shown:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in thousands)
Total revenue	$1,339	$4,658	$4,597	$15,996
Operating expenses	22,779	26,216	66,983	73,352
Loss from operations	(21,440)	(21,558)	(62,386)	(57,356)
Other income	1,723	1,454	4,998	3,819
Net loss	$(19,717)	$(20,104)	$(57,388)	$(53,537)

Revenue

Revenues are summarized in the following tables:

	Three Months Ended September 30,
	2024	% of Total	2023	% of Total
	(in thousands, except percentages)
Revenue from collaborations and licenses
Royalties from sales of ONPATTRO	$644	48%	$714	15%
Qilu Pharmaceutical Co., Ltd.	123	9%	3,221	69%
Non-cash royalty revenue
Royalties from sales of ONPATTRO	572	43%	723	16%
Total revenue	$1,339	100%	$4,658	100%

	Nine Months Ended September 30,
	2024	% of Total	2023	% of Total
	(in thousands, except percentages)
Revenue from collaborations and licenses
Royalties from sales of ONPATTRO	$1,981	43%	$2,980	19%
Qilu Pharmaceutical Co., Ltd.	880	19%	10,349	65%
Non-cash royalty revenue
Royalties from sales of ONPATTRO	1,736	38%	2,667	17%
Total revenue	$4,597	100%	$15,996	100%

Total revenue decreased $3.3 million and $11.4 million for the three and nine months ended September 30, 2024, respectively, compared to the same periods in 2023, due primarily to: i) a decrease in license revenue recognized related to our progress towards the satisfaction of our performance obligations with respect to the technology transfer and licensing agreement with Qilu; and ii) a decrease in license royalty revenue from Alnylam and Acuitas due to lower sales of ONPATTRO in 2024 compared to 2023.

Operating expenses

Operating expenses are summarized in the following tables:

	Three Months Ended September 30,
	2024	% of Total	2023	% of Total
	(in thousands, except percentages)
Research and development	$14,273	63%	$20,169	77%
General and administrative	4,537	20%	5,842	22%
Change in fair value of contingent consideration	344	2%	205	1%
Restructuring	3,625	16%	—	—%
Total operating expenses	$22,779	100%	$26,216	100%

	Nine Months Ended September 30,
	2024	% of Total	2023	% of Total
	(in thousands, except percentages)
Research and development	$45,227	68%	$56,136	77%
General and administrative	17,396	26%	17,374	24%
Change in fair value of contingent consideration	735	1%	(158)	—%
Restructuring	3,625	5%	—	—%
Total operating expenses	$66,983	100%	$73,352	100%

Research and development

Research and development expenses consist primarily of personnel expenses, fees paid to clinical research organizations and contract manufacturers, consumables and materials, consulting, and other third party expenses to support our clinical and preclinical activities, as well as a portion of stock-based compensation and general overhead costs.

Research and development expenses decreased $5.9 million and $10.9 million for the three and nine months ended September 30, 2024, respectively, compared to the same periods in 2023. The decreases were due primarily to the discontinuation of our coronavirus and AB-161 programs in September 2023, along with related headcount reductions, as part of our efforts to focus our pipeline on our lead HBV product candidates. In connection with our cessation of all discovery efforts in August 2024, we expect our research expenses to continue to be reduced in future periods.

A significant portion of our research and development expenses are not tracked by project as they benefit multiple projects or our technology platform and because our most-advanced programs are not yet in late-stage clinical development.

General and administrative

General and administrative expenses decreased $1.3 million for the three months ended September 30, 2024, as compared to the same period in 2023, due primarily to decreased employee compensation-related expenses associated with a reduction in headcount in connection with the prioritization of our HBV pipeline in September 2023. Total general and administrative expenses remained substantially similar for the nine months ended September 30, 2024 compared to the same period in 2023, with higher litigation-related legal fees offset by a reduction in employee compensation-related expenses and insurance premiums.

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

Restructuring

During the three months ended September 30, 2024, we ceased all discovery efforts and discontinued our IM-PROVE III clinical trial to streamline the organization to focus our efforts on advancing the clinical development of imdusiran and AB-101. In taking these steps, we implemented a 40% reduction in our workforce, primarily affecting the discovery and general and administrative functions. As a result, we incurred a one-time restructuring charge in the third quarter of 2024 of approximately $3.6 million, which includes approximately $2.9 million of cash severance and continued benefits payments, a non-cash impairment charge for laboratory equipment of approximately $0.2 million and approximately $0.5 million of cash payments to vendors for close-out activities in connection with the cessation of discovery efforts and the discontinuation of our IM-PROVE III clinical trial.

Other income (loss)

The components of our other income (loss) are summarized in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in thousands)
Interest income	$1,747	$1,494	$5,121	$4,223
Interest expense	(29)	(46)	(107)	(415)
Foreign exchange gain/(loss)	5	6	(16)	11
Total other income	$1,723	$1,454	$4,998	$3,819

Interest income

The increase in interest income for the three and nine months ended September 30, 2024 compared to the same periods in 2023 was due primarily to higher interest earned on our cash and investment balances due to a general increase in market interest rates. We anticipate a decrease in interest income in immediate future periods due to lower interest earned on our cash and investment balances due to a general decrease in market interest rates.

Interest expense

Interest expense for the three and nine months ended September 30, 2024 and 2023 consisted primarily of non-cash amortization of discount and issuance costs related to the sale of a portion of our ONPATTRO royalty interest to OMERS in July 2019. The decrease is related to the declining balance of the unamortized discount and issuance costs.

LIQUIDITY AND CAPITAL RESOURCES

The following table summarizes our cash flow activities for the periods indicated:

	Nine Months Ended September 30,
	2024	2023
	(in thousands)
Net loss	$(57,388)	$(53,537)
Non-cash items	5,453	4,613
Change in deferred license revenue	(880)	(10,349)
Net change in operating items	(1,720)	(9,371)
Net cash used in operating activities	(54,535)	(68,644)
Net cash provided by investing activities	9,537	28,548
Issuance of common shares pursuant to the Open Market Sale Agreement	44,124	26,000
Cash provided by other financing activities	6,451	840
Net cash provided by financing activities	50,575	26,840
Effect of foreign exchange rate changes on cash and cash equivalents	(16)	11
Increase/(decrease) in cash and cash equivalents	5,561	(13,245)
Cash and cash equivalents, beginning of period	26,285	30,776
Cash and cash equivalents, end of period	$31,846	$17,531

Since our incorporation, we have financed our operations through sales of equity, debt, revenues from research and development collaborations and licenses with corporate partners, royalty monetization, interest income on funds available for investment, and government contracts, grants and tax credits.

For the nine months ended September 30, 2024, $54.5 million of cash was used in operating activities compared to $68.6 million used in operating activities for the nine months ended September 30, 2023, a change of $14.1 million. The change was due primarily to a decrease in research and development expenses related to our HBV pipeline prioritization in September 2023 and the timing of payments to vendors.

For the nine months ended September 30, 2024, net cash provided by investing activities was $9.5 million, resulting primarily from maturities of investments in marketable securities of $108.0 million, partially offset by additional investments in marketable securities of $98.3 million. For the nine months ended September 30, 2023, net cash provided by investing activities was $28.5 million, which resulted primarily from maturities of investments in marketable securities of $86.0 million, partially offset by additional investments in marketable securities of $56.5 million.

For the nine months ended September 30, 2024, net cash provided by financing activities was $50.6 million, which was primarily related to $44.1 million in proceeds from sales of common shares under the Sale Agreement and $6.1 million in proceeds from the issuance of common shares pursuant to the exercise of stock options. For the nine months ended September 30, 2023, net cash provided by financing activities was $26.8 million, which included $26.0 million in proceeds from sales of common shares under the Sale Agreement.

Sources of Liquidity

As of September 30, 2024, we had cash, cash equivalents and investments in marketable securities of $130.8 million. We had no outstanding debt as of September 30, 2024.

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

During the nine months ended September 30, 2024, we issued 16,499,999 common shares pursuant to the Sale Agreement resulting in net proceeds of approximately $44.1 million. For the nine months ended September 30, 2023, we issued 9,848,090 common shares pursuant to the Sale Agreement, resulting in net proceeds of approximately $26.0 million. As of September 30, 2024, there was approximately $25.4 million available under the March 2022 Prospectus Supplement.

Royalty Entitlements

We have a royalty entitlement on ONPATTRO, a drug developed by Alnylam that incorporates our LNP technology and was approved by the FDA and the EMA during the third quarter of 2018 and was launched by Alnylam immediately upon approval in the United States. In July 2019, we sold a portion of this royalty interest to OMERS, effective as of January 1, 2019, for $20 million in gross proceeds before advisory fees. OMERS will retain this entitlement until it has received $30 million in royalties, at which point 100% of such royalty interest on future global net sales of ONPATTRO will revert to us. OMERS has assumed the risk of collecting up to $30 million of future royalty payments from Alnylam and we are not obligated to reimburse OMERS if they fail to collect any such future royalties. From the inception of the royalty sale through September 30, 2024, we have recorded an aggregate of $24.4 million of non-cash royalty revenue for royalties earned by OMERS. If this royalty entitlement reverts to us, it has the potential to provide an active royalty stream or to be otherwise monetized again in full or in part. In addition to the royalty from the Alnylam LNP license agreement, we are also receiving a second, lower royalty interest on global net sales of ONPATTRO originating from a settlement agreement and subsequent license agreement with Acuitas. The royalty from Acuitas has been retained by us and was not part of the royalty sale to OMERS.

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

Cash requirements

We believe that our $130.8 million of cash, cash equivalents and investments in marketable securities as of September 30, 2024 will be sufficient to fund our operations for at least the next twelve months and into the fourth quarter of 2026. We expect a net cash burn between $63 million and $67 million in 2024. In the future, substantial additional funds will be required to continue with the active development of our pipeline products and technologies. In particular, our funding needs may vary depending on a number of factors including:
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

ITEM 4.      CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2024. The term “disclosure controls and procedures”, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure, particularly during the period in which this Quarterly Report on Form 10-Q was being prepared. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their desired objectives, and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2024, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a–15(f) and 15d–15(f) under the Exchange Act) during the three months ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.       LEGAL PROCEEDINGS

Patent Infringement Litigation vs. Pfizer and BioNTech

On April 4, 2023, we and Genevant filed a lawsuit in the U.S. District Court for the District of New Jersey against Pfizer Inc. (Pfizer) and BioNTech SE (BioNTech) seeking damages for infringement of U.S. Patent Nos. 9,504,651; 8,492,359; 11,141,378; 11,298,320; and 11,318,098 in the manufacture and sale of any COVID-19 mRNA-LNP vaccines. The patents relate to nucleic acid-lipid particles and their composition, manufacture, delivery and methods of use. The lawsuit does not seek an injunction or otherwise seek to impede the sale, manufacture or distribution of any COVID-19 mRNA-LNP vaccines. However, we seek fair compensation for Pfizer’s and BioNTech’s use of our patented technology that was developed with great effort and at great expense, without which their COVID-19 mRNA-LNP vaccines would not have been successful. On July 10, 2023, Pfizer and BioNTech filed their answer to the complaint, affirmative defenses and counterclaims. We and Genevant filed our answer to these counterclaims on August 14, 2023. A scheduling conference was held on August 28, 2023 and the court issued a Letter Order on September 7, 2023 setting certain court dates. Subsequently, the claim construction hearing was scheduled for December 18, 2024. Scheduling of subsequent case dates, including the date for trial, will be set at a later time that is yet to be determined. Document and written discovery in the action is ongoing.

Patent Infringement Litigation vs. Moderna

On February 28, 2022, we and Genevant filed a lawsuit in the U.S. District Court for the District of Delaware against Moderna, Inc. and a Moderna affiliate (collectively, Moderna) seeking damages for infringement of U.S. Patent Nos. 8,058,069, 8,492,359, 8,822,668, 9,364,435, 9,504,651, and 11,141,378 in the manufacture and sale of MRNA-1273, Moderna’s vaccine for COVID-19. The patents relate to nucleic acid-lipid particles and lipid vesicles, as well as compositions and methods for their use. The lawsuit does not seek an injunction or otherwise seek to impede the sale, manufacture or distribution of MRNA-1273. However, we seek fair compensation for Moderna’s use of our patented technology that was developed with great effort and at great expense, without which Moderna’s COVID-19 vaccine would not have been successful. On May 6, 2022, Moderna filed a partial motion to dismiss the claims “relating to Moderna’s sale and provision of COVID-19 vaccine doses to the U.S. Government.” On November 2, 2022, the court issued an Order denying Moderna’s motion. On November 30, 2022, Moderna filed its Answer to the Complaint and Counterclaims. We and Genevant filed our Answer to Moderna’s Counterclaims on December 21, 2022. On February 14, 2023, the U.S. Department of Justice filed a Statement of Interest in the action. On February 16, 2023, the court held an Initial Pretrial Conference after which it issued an Order, dated February 16, 2023, ordering that within 14 days of the issuance of the Order, the parties and the U.S. Government were to submit letters regarding the impact of the Governments’ Statement of Interest on the scheduling of the matter. On March 10, 2023, the court reaffirmed its denial of Moderna’s motion to dismiss. On March 16, 2023, the court held a Rule 16 scheduling conference, and on March 21, 2023, the court issued a scheduling order in the matter without setting a trial date. On June 9, 2023, the court granted the parties’ request to extend the time for claim construction briefing. The claim construction hearing was held on February 8, 2024. On April 3, 2024, the court issued its opinion regarding the claims construction. The court agreed with both of our positions regarding the Composition of Total Lipid (‘069) Patent that: (i) the claimed molar percentage (mol. %) ranges can be met by any particle and is not limited to “finished” particles that are not subjected to further process steps; and (ii) that the claimed mol. % ranges include standard variation based on the number of significant figures recited in the claim. The court also agreed with our position regarding the Cationic Lipid with Protonatable Tertiary Amine (‘378) Patent that there is no limitation as to the mol. % of the claimed cationic lipid. Regarding the Encapsulation of mRNA (‘651) Patent, the court held that “wherein at least 70% / at least 80% / about 90% of the mRNA in the formulation is fully encapsulated in the lipid vesicles” means “wherein at least 70% / at least 80% / about 90% of the mRNA is fully, as distinct from partially, contained inside the lipid vesicles”. On August 5, 2024, we and Genevant, along with Moderna, filed the Stipulation with the court that requested an amended case schedule to accommodate certain outstanding discovery from Moderna and third parties. The court approved the amended case schedule and the start of the trial was moved from April 21, 2025 to September 24, 2025, subject to the court’s availability.

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

Moderna and Merck European Opposition

On April 5, 2018, Moderna and Merck, Sharp & Dohme Corporation (Merck) filed Notices of Opposition to Arbutus’ European patent EP 2279254 (the ’254 Patent) with the European Patent Office (EPO), requesting that the ‘254 Patent be revoked in its entirety for all contracting states. We filed a response to Moderna and Merck’s oppositions on September 3, 2018. A hearing was conducted before the Opposition Division of the EPO on October 10, 2019. At the conclusion of the hearing, the EPO upheld an auxiliary request adopting the amendment, as put forth by us, of certain claims of the ‘254 Patent. In February 2020 Moderna and Merck filed Notices of Appeal challenging the EPO’s grant of the auxiliary request. Merck filed its notice of appeal on February 24, 2020 and Moderna on February 27, 2020. Both Merck and Moderna perfected their appeals by filing Grounds of Appeal on April 30, 2020. We filed our responses to the appeals on September 18, 2020. On March 22, 2022, Moderna filed further written submissions to which we and Genevant responded in August 2022. On April 18, 2023, we and Genevant withdrew our auxiliary request, however, the original (main) request remains in the action. We and Moderna informed the Board of Appeals that we would not object to a remittance of the matter without a hearing to the Opposition Division of the EPO. The hearing in this matter before the Board of Appeals was subsequently cancelled and resubmitted to the Opposition Division (i.e., lower board) of the EPO. On October 31, 2023, the Opposition Division issued a summons for oral proceedings and provided its preliminary and non-binding opinion on the subject matter to be discussed at the hearing. On

November 3, 2023, we responded to the summons and on January 15, 2024, Moderna and Merck filed their reply to the written opinion of the Opposition Division, as well as to our written submission of November 3, 2023. We responded to Moderna and Merck’s reply on April 5, 2024. Oral proceedings were held on June 6, 2024, and the Opposition Division upheld the ‘254 Patent but declined our and Genevant’s request to broaden certain claims in the ‘254 Patent. Both parties have given notice of their intent to appeal the Opposition Division’s decision, and the deadline for filing for their respective grounds for appeal is November 25, 2024.

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

ITEM 2.       UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.       DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.       MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.       OTHER INFORMATION

Trading Plans

During the three months ended September 30, 2024, none of our directors or officers adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” as such terms are defined under Item 408 of Regulation S-K, except as follows:

•On September 18, 2024, the Irrevocable Deed of Trust of Michael J. Sofia dated July 6, 2020 (the Trust), adopted a “Rule 10b5-1 trading arrangement,” as defined in Item 408 of Regulation S-K, to satisfy the affirmative defense of Rule 10b5-1(c) of the Exchange Act. Michael J. Sofia is our Chief Scientific Officer. This plan provides for the sale of an aggregate of up to 96,456 shares of our common stock, held by the Trust. This plan will terminate on April 15, 2025, or earlier upon the completed sale of the maximum number of common shares subject to the plan, subject to early termination for certain specified events set forth in the plan.

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

10.1#
First Amendment to Executive Employment Agreement, dated October 11, 2024, by and between Michael J. Sofia and Arbutus Biopharma, Inc. (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on October 11, 2024).

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from Arbutus Biopharma Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, formatted in inline XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations; (iii) Condensed Consolidated Statements of Comprehensive Loss; (iv) Condensed Consolidated Statements of Stockholders’ Equity; (v) Condensed Consolidated Statements of Cash Flows; and (vi) Notes to Condensed Consolidated Financial Statements.

104	Cover page interactive data file (embedded within the inline XBRL document and included in Exhibit 101).

*    Filed herewith.
**    Furnished herewith.
#    Management Contract or Compensatory Arrangement

SIGNATURES
   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 6, 2024.

ARBUTUS BIOPHARMA CORPORATION

By:	/s/ Michael J. McElhaugh
Michael J. McElhaugh
Interim President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ David C. Hastings
David C. Hastings
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)