Form 10-Q
period 2025-03-31
Arbutus Biopharma Corp
filed 2025-05-14
CIK 1447028

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
OR
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
Yes  ☐     No ☒
As of May 12, 2025, the registrant had 191,527,129 common shares, without par value, outstanding.

ARBUTUS BIOPHARMA CORPORATION

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
ARBUTUS BIOPHARMA CORPORATION
Condensed Consolidated Balance Sheets
(Unaudited)
(In thousands of U.S. Dollars, except share amounts)

	March 31, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$37,076	$36,330
Investments in marketable securities, current	75,631	86,293
Accounts receivable	1,182	2,409
Prepaid expenses and other current assets	2,919	2,284
Total current assets	116,808	127,316
Property and equipment, net of accumulated depreciation and impairment of $13,326 (December 31, 2024: $12,996)	168	3,309
Right of use asset	—	1,048
Other non-current assets	34	34
Total assets	$117,010	$131,707
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued liabilities	$12,109	$7,564
Deferred license revenue, current	6,759	7,571
Lease liability, current	563	483
Total current liabilities	19,431	15,618
Liability related to sale of future royalties	4,409	4,829
Deferred license revenue, non-current	2,863	2,863
Contingent consideration	10,524	10,225
Lease liability, non-current	626	806
Total liabilities	37,853	34,341
Stockholders’ equity
Common shares
Authorized: unlimited number without par value
Issued and outstanding: 191,481,474 (December 31, 2024: 189,963,492)	1,416,332	1,410,025
Additional paid-in capital	82,089	82,048
Deficit	(1,371,098)	(1,346,572)
Accumulated other comprehensive loss	(48,166)	(48,135)
Total stockholders’ equity	79,157	97,366
Total liabilities and stockholders’ equity	$117,010	$131,707

See accompanying notes to the condensed consolidated financial statements.

ARBUTUS BIOPHARMA CORPORATION
Condensed Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)
(In thousands of U.S. Dollars, except share and per share amounts)

	Three Months Ended March 31,
	2025	2024
Revenue
Collaborations and licenses	$1,316	$939
Non-cash royalty revenue	448	593
Total Revenue	1,764	1,532
Operating expenses
Research and development	8,959	15,403
General and administrative	5,832	5,312
Change in fair value of contingent consideration	299	180
Restructuring	12,373	—
Total operating expenses	27,463	20,895
Loss from operations	(25,699)	(19,363)
Other income
Interest income	1,197	1,545
Interest expense	(28)	(44)
Foreign exchange gain/(loss)	4	(13)
Total other income	1,173	1,488
Net loss	$(24,526)	$(17,875)
Loss per share
Basic and diluted	$(0.13)	$(0.10)
Weighted average number of common shares
Basic and diluted	190,707,085	175,625,552

Comprehensive loss
Unrealized gain on available-for-sale securities	$(31)	$50
Comprehensive loss	$(24,557)	$(17,825)

See accompanying notes to the condensed consolidated financial statements.

ARBUTUS BIOPHARMA CORPORATION
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)
(In thousands of U.S. Dollars, except share amounts)

	Common Shares
	Number of Shares	Share Capital	Additional Paid-In Capital	Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Balance December 31, 2024	189,963,492	$1,410,025	$82,048	$(1,346,572)	$(48,135)	$97,366
Stock-based compensation expense	—	—	3,564	—	—	3,564
Issuance of common shares pursuant to exercise of options	892,857	4,616	(1,963)	—	—	2,653
Issuance of common shares pursuant to ESPP	44,541	173	(42)	—	—	131
Issuance of common shares upon vesting of RSUs	580,584	1,518	(1,518)	—	—	—
Unrealized gain on available-for-sale securities	—	—	—	—	(31)	(31)
Net loss	—	—	—	(24,526)	—	(24,526)
Balance March 31, 2025	191,481,474	$1,416,332	$82,089	$(1,371,098)	$(48,166)	$79,157

See accompanying notes to the condensed consolidated financial statements.

ARBUTUS BIOPHARMA CORPORATION
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)
(In thousands of U.S. Dollars, except share amounts)

	Common Shares
	Number of Shares	Share Capital	Additional Paid-In Capital	Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Balance December 31, 2023	169,867,414	$1,349,821	$81,270	$(1,276,652)	$(48,421)	$106,018
Stock-based compensation expense	—	—	2,014	—	—	2,014
Issuance of common shares pursuant to the Open Market Sale Agreement	8,666,077	21,765	—	—	—	21,765
Issuance of common shares pursuant to exercise of options	1,126,691	4,268	(1,814)	—	—	2,454
Issuance of common shares pursuant to ESPP	121,563	271	(60)	—	—	211
Issuance of common shares upon vesting of RSUs	410,482	1,190	(1,190)	—	—	—
Unrealized gain on available-for-sale securities	—	—	—	—	50	50
Net loss	—	$—	$—	$(17,875)	$—	$(17,875)
Balance March 31, 2024	180,192,227	1,377,315	80,220	(1,294,527)	(48,371)	114,637

See accompanying notes to the condensed consolidated financial statements.

ARBUTUS BIOPHARMA CORPORATION
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands of U.S. Dollars)

	Three Months Ended March 31,
	2025	2024
OPERATING ACTIVITIES
Net loss	$(24,526)	$(17,875)
Non-cash items:
Depreciation	330	355
Loss on impairment of leasehold improvements and lab equipment	2,811	—
Stock-based compensation expense	3,564	2,014
Change in fair value of contingent consideration	299	180
Non-cash royalty revenue	(448)	(593)
Non-cash interest expense	28	36
Net accretion and amortization of investments in marketable securities	(718)	(553)
Net change in operating items:
Accounts receivable	1,227	(363)
Prepaid expenses and other assets	413	(156)
Accounts payable and accrued liabilities	4,545	(2,024)
Change in deferred license revenue	(812)	(244)
Other liabilities	(104)	(72)
Net cash used in operating activities	(13,391)	(19,295)
INVESTING ACTIVITIES
Purchase of investments in marketable securities	(34,716)	(25,397)
Disposition of investments in marketable securities	46,065	37,186
Acquisition of property and equipment	—	(95)
Net cash provided by investing activities	11,349	11,694
FINANCING ACTIVITIES
Issuance of common shares pursuant to the Open Market Sale Agreement	—	21,765
Issuance of common shares pursuant to exercise of stock options	2,653	2,454
Issuance of common shares pursuant to ESPP	131	211
Net cash provided by financing activities	2,784	24,430
Effect of foreign exchange rate changes on cash and cash equivalents	4	(13)
Increase in cash and cash equivalents	746	16,816
Cash and cash equivalents, beginning of period	36,330	26,285
Cash and cash equivalents, end of period	$37,076	$43,101

See accompanying notes to the condensed consolidated financial statements.

ARBUTUS BIOPHARMA CORPORATION

Notes to Condensed Consolidated Financial Statements
(Tabular amounts in thousands of U.S. Dollars, except share and per share amounts)

1.    Nature of business and future operations

Description of the Business

Arbutus Biopharma Corporation (“Arbutus” or the “Company”) is a clinical-stage biopharmaceutical company focused on infectious disease. The Company is currently developing imdusiran (AB-729), its proprietary, GalNAc-conjugated, subcutaneously-delivered ribonucleic acid interference (RNAi) therapeutic, and AB-101, its proprietary oral PD-L1 inhibitor, for the treatment of chronic hepatitis B (cHBV).

The Company continues to protect and defend its intellectual property, which is the subject of its ongoing lawsuits against Moderna Therapeutics, Inc. (Moderna) and against Pfizer Inc. and BioNTech SE (collectively, Pfizer/BioNTech) for their use of the Company’s patented lipid nanoparticle (LNP) delivery technology in their COVID-19 messenger ribonucleic acid interference (mRNA)-LNP vaccines. With respect to the Moderna lawsuit in the United States, a trial date has been set for September 29, 2025. With respect to the Pfizer/BioNTech lawsuit, the claim construction hearing occurred in December 2024. The court is expected to provide its ruling on the Pfizer/BioNTech lawsuit claim construction and issue a further scheduling order, including the date for trial, in 2025. On March 3, 2025, the Company announced that, along with Genevant Sciences Ltd. (Genevant), it has filed five international lawsuits against Moderna in connection with the use of the Company’s LNP technology in Moderna’s COVID-19 mRNA-LNP vaccines and, in the Unified Patent Court, also Moderna’s respiratory syncytial virus (RSV) vaccines.

Liquidity

At March 31, 2025, the Company had an aggregate of $112.7 million in cash, cash equivalents and investments in marketable securities. The Company had no outstanding debt as of March 31, 2025. The Company believes it has sufficient cash resources to fund its operations for at least the next 12 months.

2.    Significant accounting policies

Basis of presentation and principles of consolidation

These unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial statements and accordingly, do not include all disclosures required for annual financial statements. These statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the year ended December 31, 2024 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024. These unaudited condensed consolidated financial statements include the accounts of Arbutus Biopharma Corporation and its one wholly-owned subsidiary, Arbutus Biopharma, Inc., and reflect, in the opinion of management, all adjustments and reclassifications necessary to fairly present the Company’s financial position as of March 31, 2025 and December 31, 2024, the Company’s results of operations for the three months ended March 31, 2025 and 2024, and the Company’s cash flows for the three months ended March 31, 2025 and 2024. Such adjustments are of a normal recurring nature. The results of operations for the three months ended March 31, 2025 are not necessarily indicative of the results for the full year. These unaudited condensed consolidated financial statements follow the same significant accounting policies as those described in the notes to the audited consolidated financial statements of the Company for the year ended December 31, 2024, except as described below under the section entitled “Recent Accounting Pronouncements.”

All intercompany balances and transactions have been eliminated.

Net loss per share

Net loss per share is calculated based on the weighted average number of common shares outstanding. Diluted net loss per share does not differ from basic net loss per share for the three months ended March 31, 2025 and 2024, since the effect of including potential common shares would be anti-dilutive. For the three months ended March 31, 2025, potential common shares of 15.2 million pertaining to outstanding stock options and unvested restricted stock units were excluded from the calculation of net loss per share. A total of approximately 22.6 million outstanding stock options and unvested restricted stock units were excluded from the calculation for the three months ended March 31, 2024.

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

Recent accounting pronouncements

In December 2023, the Financial Accounting Standards Board issued Accounting Standards Update (ASU) No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (ASU 2023-09), which improves income tax disclosures by requiring: (1) consistent categories and greater disaggregation of information in the rate reconciliation, and (2) income taxes paid disaggregated by jurisdiction. It also includes certain other amendments to improve the effectiveness of income tax disclosures. ASU 2023-09 is effective for annual periods beginning after December 15, 2024. Early adoption is permitted. The ASU indicates that all entities will apply the guidance prospectively with an option for retroactive application to each period presented in the financial statements. The Company has not yet determined the impact ASU 2023-09 may have on the Company’s financial statement disclosures.

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

To determine the fair value of the contingent consideration (Note 8), the Company uses a probability weighted assessment of the likelihood the milestones would be met and the estimated timing of such payments, and then the potential contingent payments are discounted to their present value using a probability adjusted discount rate that reflects the early stage nature of the development program, the time to complete the program development, and overall biotech indices. The Company determined the fair value of the contingent consideration was $10.5 million as of March 31, 2025 and the increase of $0.3 million from December 31, 2024 has been recorded as a component of total operating expenses in the condensed consolidated statements of operations and comprehensive loss for the three months ended March 31, 2025. The assumptions used in the discounted cash flow model are level 3 inputs as defined above. There were no changes in the assumptions as of March 31, 2025 compared to December 31, 2024. The Company assessed the sensitivity of the fair value measurement to changes in these unobservable inputs, and determined that changes within a reasonable range would not result in a materially different assessment of fair value.

The following tables present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis, and indicates the fair value hierarchy of the valuation techniques used to determine such fair value:

	Level 1	Level 2	Level 3	Total
As of March 31, 2025	(in thousands)
Assets
Cash and cash equivalents	$37,076	$—	$—	$37,076
Investments in marketable securities, current	—	75,631	—	75,631
Total	$37,076	$75,631	$—	$112,707
Liabilities
Contingent consideration	—	—	10,524	10,524
Total	$—	$—	$10,524	$10,524

	Level 1	Level 2	Level 3	Total
As of December 31, 2024	(in thousands)
Assets
Cash and cash equivalents	$36,330	$—	$—	$36,330
Investments in marketable securities, current	—	86,293	—	86,293
Total	$36,330	$86,293	$—	$122,623
Liabilities
Contingent consideration	—	—	10,225	10,225
Total	$—	$—	$10,225	$10,225

The following table presents the changes in fair value of the Company’s contingent consideration:

	Liability at beginning of the period	Change in fair value of liability	Liability at end of the period
	(in thousands)
Three Months Ended March 31, 2025	$10,225	$299	$10,524
Three Months Ended March 31, 2024	$7,600	$180	$7,780

See Note 4 for additional information regarding the fair value of the Company’s investments in marketable securities.

4.    Investments in marketable securities

Investments in marketable securities consisted of the following:

	Amortized Cost	Gross Unrealized Gain(1)	Gross Unrealized Loss(1)	Fair Value
As of March 31, 2025	(in thousands)
Cash equivalents
Money market	$23,890	$—	$—	$23,890
US treasury bills	$2,487	$—	$—	$2,487
Total	$26,377	$—	$—	$26,377
Investments in marketable short-term securities
US corporate bonds	19,141	22	(3)	19,160
US treasury bills	56,470	3	(2)	56,471
Total	$75,611	$25	$(5)	$75,631

(1) Gross unrealized gain (loss) is pre-tax and is reported in accumulated other comprehensive loss.

	Amortized Cost	Gross Unrealized Gain(1)	Gross Unrealized Loss(1)	Fair Value
As of December 31, 2024	(in thousands)
Cash equivalents
Money market fund	$29,533	$—	$—	$29,533
Total	$29,533	$—	$—	$29,533
Investments in marketable short-term securities
US corporate bonds	30,776	27	(6)	30,797
US treasury bills	55,467	29	—	55,496
Total	$86,243	$56	$(6)	$86,293

(1) Gross unrealized gain (loss) is pre-tax and is reported in accumulated other comprehensive loss.

The contractual term to maturity of the $75.6 million of short-term marketable securities held by the Company as of March 31, 2025 is less than one year. As of March 31, 2025, the Company held no long-term marketable securities with contractual maturities of more than one year, but less than five years. As of December 31, 2024, the Company’s $86.3 million of short-term marketable securities had contractual maturities of less than one year, while the Company held no long-term marketable securities with maturities of more than one year, but less than five years.

At March 31, 2025 and December 31, 2024, the Company had 14 and 6, respectively, available-for-sale investment debt securities in an unrealized loss position without an allowance for credit losses. Unrealized losses on the Company’s investments in debt securities have not been recognized into income as the issuers’ bonds are of high credit quality and the decline in fair value is largely due to market conditions and/or changes in interest rates. The Company does not intend to sell and it is more likely than not that the Company will not be required to sell the securities prior to the anticipated recovery of their amortized cost basis. The issuers continue to make timely interest payments on the bonds. The fair value is expected to recover as the bonds approach maturity.

Accrued interest receivable on investments in marketable securities of $0.2 million at both March 31, 2025 and December 31, 2024 is included in prepaid expenses and other current assets.

The Company had zero realized gain for the three months ended March 31, 2025 and less than $0.1 million realized gains for the three months ended March 31, 2024, respectively.

See Note 3 for additional information regarding the fair value of the Company’s investments in marketable securities.

5.    Investment in Genevant

In April 2018, the Company entered into an agreement with Roivant Sciences Ltd. (Roivant), its largest shareholder, to launch Genevant, a company focused on a broad range of ribonucleic acid (RNA)-based therapeutics enabled by the Company’s LNP and ligand conjugate delivery technologies. The Company licensed rights to its LNP and ligand conjugate delivery platforms to Genevant for RNA-based applications outside of HBV, except to the extent certain rights had already been licensed to other third parties (the Genevant License). The Company retained all rights to its LNP and conjugate delivery platforms for HBV.

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

Notwithstanding the preceding, in March 2025, Genevant and the Company agreed that the Company be entitled to any award of damages in (or any proceeds of settlement of) certain pending patent litigation against Moderna and certain affiliates that specifically accuses Moderna of infringement related to Moderna’s vaccine for RSV known as mRESVIA™, and that, in the event there is no such specific allocation to mRESVIA™ in such award or settlement, the parties will discuss an appropriate allocation in good faith.

The Company accounts for its interest in Genevant as equity securities without readily determinable fair values. Accordingly, an estimate of the fair value of the securities is based on the original cost less previously recognized equity method losses, less impairments, plus or minus changes resulting from observable price changes in orderly transactions for identical or a similar Genevant securities. As of March 31, 2025, the carrying value of the Company’s investment in Genevant was zero and the Company owned approximately 16% of the common equity of Genevant.

6.    Accounts payable and accrued liabilities

Accounts payable and accrued liabilities are comprised of the following:

	March 31, 2025	December 31, 2024
	(in thousands)
Trade accounts payable	$2,240	$2,316
Research and development accruals	1,173	3,393
Professional fee accruals	2,237	691
Payroll accruals	494	1,164
Restructuring liabilities	5,965	—
Total accounts payable and accrued liabilities	$12,109	$7,564

In March 2025, the Company’s Board of Directors (the Board) took action to reduce the Company’s workforce by 57%, resulting in a total workforce after reductions of 19 employees. The Board also decided to exit the Company’s corporate headquarters in Warminster, Pennsylvania and to discontinue in-house scientific research. As a result, the Company recorded a one-time restructuring charge of $12.4 million in the first quarter of 2025, of which there was $5.6 million in severance and benefit costs and $0.4 million of lease-related operation expenses accrued as of March 31, 2025.

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

ONPATTRO utilizes the Company’s LNP technology, which was licensed to Alnylam pursuant to the Cross-License Agreement, dated November 12, 2012, by and between the Company and Alnylam (the LNP License Agreement). Under the terms of the LNP License Agreement, the Company is entitled to tiered royalty payments on global net sales of ONPATTRO ranging from 1.00% to 2.33% after offsets, with the highest tier applicable to annual net sales above $500 million. This royalty interest was sold to OMERS, effective as of January 1, 2019, for $20 million in gross proceeds before advisory fees. OMERS will retain this entitlement until it has received $30 million in royalties, at which point 100% of such royalty interest on future global net sales of ONPATTRO will revert to the Company. OMERS has assumed the risk of collecting up to $30 million of future royalty payments from Alnylam and the Company is not obligated to reimburse OMERS if it fails to collect any such future royalties.

The $30 million in royalties to be paid to OMERS is accounted for as a liability, with the difference between the liability and the gross proceeds received accounted for as a discount. The discount, as well as $1.5 million of transaction costs, will be amortized as interest expense based on the projected balance of the liability as of the beginning of each period. As of March 31, 2025, the Company estimated an effective annual interest rate of approximately 2.2%. Over the course of the Agreement, the actual interest rate will be affected by the amount and timing of royalty revenue recognized and changes in the timing of forecasted royalty revenue. On a quarterly basis, the Company will reassess the expected timing of the royalty revenue, recalculate the amortization and effective interest rate and adjust the accounting prospectively as needed.

The Company recognizes non-cash royalty revenue related to the sales of ONPATTRO during the term of the Agreement. As royalties are remitted to OMERS from Alnylam, the balance of the recognized liability is effectively repaid over the life of the Agreement. From the inception of the royalty sale through March 31, 2025, the Company has recorded an aggregate of $25.3 million of non-cash royalty revenue for royalties earned by OMERS. There are a number of factors that could materially affect the amount and timing of royalty payments from Alnylam, none of which are within the Company’s control.

During the three months ended March 31, 2025, the Company recognized non-cash royalty revenue of $0.4 million and related non-cash interest expense of less than $0.1 million. During the three months ended March 31, 2024, the Company recognized non-cash royalty revenue of $0.6 million and related non-cash interest expense of less than $0.1 million.
The table below shows the activity related to the net liability for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024
	(in thousands)
Net liability related to sale of future royalties - beginning balance	$4,829	$6,953
Non-cash royalty revenue	(448)	(593)
Non-cash interest expense	28	36
Net liability related to sale of future royalties - ending balance	$4,409	$6,396

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

The contingent consideration is a financial liability and is measured at its fair value at each reporting period, with any changes in fair value from the previous reporting period recorded in the condensed consolidated statements of operations and comprehensive loss (see Note 3).

The fair value of the contingent consideration was $10.5 million as of March 31, 2025.

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

In partial consideration for the rights granted by the Company, Qilu paid the Company a one-time upfront cash payment of $40.0 million, net of withholding taxes, on January 5, 2022, and agreed to pay the Company up to $245.0 million, net of withholding taxes, upon the achievement of certain technology transfer, development, regulatory and commercialization milestones. Qilu paid $4.4 million of withholding taxes to the Chinese taxing authority on the Company’s behalf, related to the upfront cash payment. In addition, Qilu agreed to pay the Company double-digit royalties into the low twenties percent based upon annual net sales of imdusiran in Greater China and Taiwan. The royalties are payable on a product-by-product and region-by-region basis, subject to certain limitations.

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

The following table outlines the transaction price and the changes to the related liability balance:

	Transaction Price	Cumulative Collaboration Revenue Recognized	Deferred License Revenue
	(in thousands)
Combined performance obligation	$50,445	$38,850	$11,595
Less contract asset			(1,973)
Total deferred license revenue			$9,622

The Company recognized $0.8 million and $0.2 million of revenue based on labor hours expended by the Company on its Manufacturing Obligations during the three months ended March 31, 2025 and 2024, respectively.

As of March 31, 2025, the balance of the deferred license revenue was $11.6 million, which, in accordance with ASC 210-20, was partially offset by the contract asset associated with the manufacturing cost reimbursement of $2.0 million, resulting in a net deferred license revenue liability of $9.6 million.

The Company incurred $0.6 million of incremental costs in obtaining the Qilu License, which the Company capitalized in other current assets and other assets and amortizes as a component of general and administrative expense commensurate with the recognition of the combined performance obligation. The Company recognized amortization expense of less than $0.1 million for both the three months ended March 31, 2025 and 2024, respectively.

The Company reevaluates the transaction price and the total estimated labor hours expected to be incurred to satisfy the performance obligations and adjusts the deferred revenue at the end of each reporting period. Such changes will result in a change to the amount of collaboration revenue recognized and deferred revenue.

Barinthus Biotherapeutics plc

In July 2021, the Company entered into a clinical collaboration agreement with Barinthus Biotherapeutics plc (Barinthus), formerly Vaccitech plc, to evaluate imdusiran followed by Barinthus’ VTP-300, an HBV immunotherapy, and ongoing nucleos(t)ide analogue therapy in patients with cHBV. This clinical trial was amended to include a treatment arm with the addition of an approved PD-1 monoclonal antibody inhibitor, nivolumab (Opdivo®).

The Company is responsible for managing this Phase 2a proof-of-concept clinical trial, subject to oversight by a joint development committee comprised of representatives from the Company and Barinthus. The Company and Barinthus retain full rights to their respective product candidates and will split all costs associated with the clinical trial. The Company incurred $0.4 million and $0.5 million of expenses, net of Barinthus’s 50% share, during the three months ended March 31, 2025 and 2024, respectively, and reflected those costs in research and development in the condensed consolidated statements of operations and comprehensive loss.

Royalty Entitlements

Alnylam Pharmaceuticals, Inc. and Acuitas Therapeutics, Inc.

The Company has two royalty entitlements to Alnylam’s global net sales of ONPATTRO.

In 2012, the Company entered into the LNP License Agreement with Alnylam that entitles Alnylam to develop and commercialize products with the Company’s LNP technology. Alnylam launched ONPATTRO, the first approved application of the Company’s LNP technology, in 2018. Under the terms of this license agreement, the Company is entitled to tiered royalty payments on global net sales of ONPATTRO ranging from 1.00% - 2.33% after offsets, with the highest tier applicable to annual net sales above $500 million. This royalty interest was sold to OMERS, effective as of January 1, 2019, for $20 million in gross proceeds before advisory fees. OMERS will retain this entitlement until it has received $30 million in royalties, at which point 100% of this royalty entitlement on future global net sales of ONPATTRO will revert back to the Company. OMERS has assumed the risk of collecting up to $30 million of future royalty payments from Alnylam and the Company is not obligated to reimburse OMERS if it fails to collect any such future royalties. If this royalty entitlement reverts to the Company, it has the potential to provide an active royalty stream or to be otherwise monetized again in full or in part. From the inception of the royalty sale through March 31, 2025, an aggregate of $25.3 million of royalties have been earned by OMERS.

The Company also is receiving a second royalty interest of 0.75% to 1.125% on global net sales of ONPATTRO, with 0.75% applying to sales greater than $500 million, originating from a settlement agreement and subsequent license agreement with Acuitas.  This royalty entitlement from Acuitas has been retained by the Company and was not part of the royalty entitlement sale to OMERS.

Revenues are summarized in the following table:

	Three Months Ended March 31,
	2025	2024
	(in thousands)
Revenue from collaborations and licenses
Acuitas Therapeutics, Inc.	$504	$695
Qilu Pharmaceutical Co., Ltd.	812	244
Non-cash royalty revenue
Alnylam Pharmaceuticals, Inc.	448	593
Total revenue	$1,764	$1,532

10.    Shareholders’ equity

Authorized share capital
The Company’s authorized share capital consists of an unlimited number of common shares and preferred shares, without par value, and 1,164,000 Series A participating convertible preferred shares, without par value.
Open Market Sale Agreement

Effective March 26, 2025, the Company terminated its Open Market Sale Agreement with Jefferies LLC (Jefferies) dated December 20, 2018, as amended (the Sale Agreement), under which the Company could offer and sell common shares, from time to time.

Prior to the termination of the Sale Agreement, the Company did not issue any common shares pursuant to the Sale Agreement during the three months ended March 31, 2025. During the three months ended March 31, 2024, the Company issued 8,666,077 common shares pursuant to the Sale Agreement, resulting in net proceeds of $21.8 million.

Stock-based compensation

The table below summarizes information about the Company’s stock-based compensation for the three months ended March 31, 2025 and 2024 and the expense recognized in the condensed consolidated statements of operations:

	Three Months Ended March 31,
	2025	2024
	(in thousands, except share and per share data)
Stock options
Options granted during period	3,943,722	3,738,800
Weighted average exercise price	$3.31	$2.40
Restricted stock units (RSUs)
Restricted stock units granted during period	901,900	1,316,200
Grant date fair value	$3.29	$2.40
Stock compensation expense
Research and development	$555	$1,041
General and administrative	738	973
Total stock compensation expense	$1,293	$2,014

11.    Segment Reporting

The Company has one reportable segment. The Company’s chief operating decision maker is the Chief Executive Officer and President. The accounting policies of the single segment are the same as those described in the summary of significant accounting policies. The chief operating decision maker assesses performance for the single segment and decides how to allocate resources based on net loss that also is reported on the condensed and consolidated statements of operations and comprehensive loss as consolidated net loss. The chief operating decision maker uses net loss to monitor budget versus actual results and to evaluate the overall cash burn of the business.

	Three months ended March 31,
	2025	2024

Revenue	$1,764	$1,532
Less:
Research and development employee expense, lab supplies and overhead	4,436	7,100
Imdusiran IM-PROVE I, II & III clinical trials expense	2,384	5,389
AB-101-001 Phase 1a/1b clinical trial expense	1,899	2,810
Other early research and development programs expense	240	104
General and administrative expense	5,832	5,312
Restructuring expense	12,373	—
Other segment expense (1)	323	237
Add:
Interest income	1,197	1,545
Segment net loss	$(24,526)	$(17,875)
Adjustments and reconciling items	—	—
Consolidated net loss	$(24,526)	$(17,875)

(1) Other segment expense includes the change in the fair value of contingent consideration, non-cash interest expenses and foreign currency exchange gains and losses.

12.    Restructuring

In March 2025, the Board took action to reduce the Company’s workforce by 57%, resulting in a total workforce after reductions of 19 employees. The Board also decided to exit the Company’s corporate headquarters in Warminster, Pennsylvania and to discontinue in-house scientific research. In connection with these actions, the Company incurred a one-time restructuring charge in the first quarter of 2025 of $12.4 million, which includes approximately $6.0 million of cash severance and continued benefits paid, $2.3 million of non-cash expense related to the modification of equity awards, non-cash impairment charges for leasehold improvements and laboratory equipment of $1.9 million and $0.9 million, respectively, $0.9 million related to impairment of the right-of-use asset associated with the lease of the Company’s corporate headquarters and a $0.4 million accrual of lease-related operating expenses.

As of March 31, 2025, there was $5.6 million of accrued restructuring costs for severance payments and a $0.4 million accrual of lease-related operating expenses included in accounts payable and accrued liabilities.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following discussion and analysis by our management of our financial position and results of operations in conjunction with our audited consolidated financial statements and related notes thereto included as part of our Annual Report on Form 10-K for the year ended December 31, 2024 and our unaudited condensed consolidated financial statements for the three months ended March 31, 2025. Our consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles and are presented in U.S. dollars.

REFERENCES TO ARBUTUS BIOPHARMA CORPORATION

Throughout this Quarterly Report on Form 10-Q (Form 10-Q), the “Company,” “Arbutus,” “we,” “us,” and “our,” except where the context requires otherwise, refer to Arbutus Biopharma Corporation and its consolidated subsidiary.

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
•our aim to prevent complications of disease progression, to decrease hepatitis B virus burden by minimizing patient stigma and to address the need for finite and more efficacious hepatitis B virus treatments that further improve long-term outcomes and reduce associated healthcare costs;
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

Forward-looking statements are based upon current expectations and assumptions and are subject to a number of known and unknown risks, uncertainties and other factors that could cause actual results to differ materially and adversely from those expressed or implied by such statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2024 (the Form 10-K), and in particular the risks and uncertainties discussed under “Item 1A-Risk Factors” of this Form 10-Q and the Form 10-K. As a result, you should not place undue reliance on forward-looking statements.

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

OVERVIEW

Arbutus Biopharma Corporation (“Arbutus”, the “Company”, “we”, “us”, and “our”) is a clinical-stage biopharmaceutical company focused on infectious disease. We are currently developing imdusiran (AB-729), our proprietary, GalNAc-conjugated, subcutaneously-delivered ribonucleic acid interference (RNAi) therapeutic, and AB-101, our proprietary oral PD-L1 inhibitor, for the treatment of chronic hepatitis B (cHBV).

We continue to protect and defend our intellectual property, which is the subject of our ongoing lawsuits against Moderna Therapeutics, Inc. (Moderna) and against Pfizer Inc. and BioNTech SE (collectively, Pfizer/BioNTech) for their use of our patented lipid nanoparticle (LNP) delivery technology in their COVID-19 messenger ribonucleic acid interference (mRNA)-LNP vaccines. With respect to the Moderna lawsuit in the United States, a trial date has been set for September 29, 2025. With respect to the Pfizer/BioNTech lawsuit, the claim construction hearing occurred in December 2024. The court is expected to provide its ruling on the Pfizer/BioNTech lawsuit claim construction and issue a further scheduling order, including the date for trial, in 2025. On March 3, 2025, we announced that, along with Genevant Sciences Ltd. (Genevant), we have filed five international lawsuits against Moderna in connection with the use of our LNP technology in Moderna’s COVID-19 mRNA-LNP vaccines and, in the Unified Patent Court, also Moderna’s respiratory syncytial virus (RSV) vaccines.

During 2024, we streamlined the organization to focus our efforts on advancing the clinical development of imdusiran and AB-101, and therefore ceased all discovery efforts, discontinued our IM-PROVE III clinical trial and reduced our workforce by 40%. In the first quarter of 2025, we announced the appointment of five new members of our Board of Directors (our Board) to replace all of the former directors, as well as the appointment of a new President, Chief Executive Officer and Chairperson of our Board and a new Chief Financial Officer. Additionally, our Board took action to reduce our workforce by an additional 57% resulting in a total workforce after reductions of 19 employees. Our Board also decided to exit our corporate headquarters in Warminster, Pennsylvania and to discontinue in-house scientific research. In connection with these actions, we incurred a one-time restructuring charge in the first quarter of 2025 of $12.4 million. With these organizational changes and our ongoing cost management efforts, we expect to significantly reduce our net cash burn in 2025 when compared to 2024.

Strategy

Our strategy is focused on maximizing opportunities for our cHBV development programs and our in-house developed LNP delivery technology.

LNP delivery technology

On February 28, 2022 and April 4, 2023, we filed patent infringement lawsuits in the United States against Moderna and Pfizer/BioNTech, respectively, seeking compensation for their unlicensed use of our patented technologies in their COVID-19 mRNA-LNP vaccines. It is well established in the scientific literature that the most significant technological hurdle to developing and deploying medicines using mRNA is engineering a safe and effective way to deliver the mRNA to human cells. Scientists at Arbutus and Genevant have spent years developing and refining LNP delivery technology, which has been licensed for various applications to many different third parties. Our and Genevant’s LNP technology relies on microscopic particles built from four carefully selected types of fat-like molecules to shelter and protect ribonucleic acid (RNA) molecules. With this technology, the RNA can travel through the human body to a target cell and through the target cell’s membrane before releasing the RNA. Without this crucial delivery technology, the RNA would quickly degrade in the body and be ineffective. We remain committed to taking all legal actions necessary to defend and protect our intellectual property.

With respect to the Moderna lawsuit in the United States, the claim construction hearing occurred on February 8, 2024. On April 3, 2024, the court provided its claim construction ruling in which it construed the disputed claim terms and agreed with our position on most of the disputed claim terms. A trial date for the Moderna lawsuit in the United States has been set for September 29, 2025. With respect to the Pfizer/BioNTech lawsuit, the claim construction hearing occurred on December 18, 2024. The court is expected to provide its ruling on the claim construction and issue a further scheduling order, including the date for trial, in 2025. On March 3, 2025, we announced that, along with Genevant, we have filed five international lawsuits against Moderna in connection with Moderna’s use of our LNP technology in Moderna’s COVID-19 mRNA-LNP vaccines and, in the Unified Patent Court, also Moderna’s RSV vaccines.

cHBV programs

Our current HBV strategy is to develop a functional cure for patients with cHBV infection with imdusiran as a potential cornerstone in a combination therapy. We believe that a combination of compounds that can suppress hepatitis B virus deoxyribonucleic acid (HBV DNA) replication and hepatitis B surface antigen (HBsAg) expression as well as boost patients’ HBV-specific immune response could address the most important elements to achieving a functional cure. Functional cure is defined as sustained HBsAg loss and HBV DNA less than the lower limit of quantification (<LLOQ) after 24 weeks off treatment, with or without anti-hepatitis B surface antibodies (anti-HBs). By providing a functional cure for patients with cHBV, we aim to prevent complications of disease progression, to decrease HBV burden by minimizing patient stigma and to address the need for finite and more efficacious HBV treatments that further improve long-term outcomes and reduce associated healthcare costs.

Our HBV product pipeline includes the following:

•Imdusiran is our proprietary, GalNAc-conjugated, subcutaneously-delivered RNAi therapeutic product candidate that suppresses all HBV antigens, including HBsAg, which is thought to be a key prerequisite to enable reawakening of a patient’s immune system to respond to HBV. Over 250 patients with cHBV infection have been dosed with imdusiran in our Phase 1 and Phase 2a clinical trials. Clinical data generated thus far has shown imdusiran provides meaningful reductions in HBsAg and HBV DNA and leads to functional cure in some patients, while being generally safe and well-tolerated. To date, eight patients have reached functional cure, off all treatment, in combination therapy that includes imdusiran, including two patients who did not receive any pegylated interferon alfa-2a (IFN) as part of the combination therapy.

•AB-101 is our proprietary oral PD-L1 inhibitor that has the potential to reawaken patients’ HBV-specific immune response by inhibiting PD-L1. AB-101 is currently in a Phase 1a/1b clinical trial (AB-101-001) evaluating the safety, tolerability, pharmacokinetics (PK), and pharmacodynamics (PD) of single- and multiple-ascending oral doses in healthy subjects and patients with cHBV infection. The data from healthy subjects in Parts 1 and 2 and cHBV patients to date in Part 3 of this clinical trial have showed that AB-101 was generally well-tolerated with evidence of high receptor occupancy.

To help position imdusiran as a potential cornerstone in a combination therapy, we fully enrolled two Phase 2a clinical trials that combined imdusiran with other agents. The intent of these trials was to initially lower HBsAg levels with imdusiran and then administer a complementary agent, an immune modulator or a therapeutic vaccine, to further lower HBsAg levels and promote anti-HBV immunity. We believe that if we can lower HBsAg and promote immunity, we may achieve sustained HBsAg loss and HBV DNA <LLOQ, potentially leading to a functional cure in many patients with cHBV.

To date, we have reported a total of eight patients with cHBV who have been functionally cured following treatment with imdusiran and ongoing NA therapy in combination with either IFN or with low dose nivolumab plus an immunotherapeutic. Two of the patients who reached functional cure did not receive any IFN as part of the combination therapy. Seven of the eight patients who achieved functional cure had HBsAg less than 1000 IU/mL at baseline. According to the literature, patients with HBsAg levels <1000 IU/mL represent a significant portion of the cHBV population.

Our imdusiran development program includes the following two Phase 2a clinical trials:
•Imdusiran in combination with Peg-IFNα-2a (IFN), a standard-of-care immunomodulator, and ongoing standard-of-care nucleoside analogue (NA) therapy in patients with cHBV infection (IM-PROVE I). At the American Association for the Study of Liver Diseases (AASLD) – The Liver Meeting® in November 2024, we presented new data from our IM-PROVE I Phase 2a clinical trial showing that six doses of imdusiran and 24 weeks of IFN added to ongoing NA therapy led to a functional cure rate of 50% (3/6) in HBeAg-negative patients with baseline HBsAg levels less than 1000 IU/mL, and an overall functional cure rate of 25% (3/12). Additionally, three cHBV patients from other cohorts in the IM-PROVE I clinical trial achieved functional cure. Those patients who achieved a functional cure also seroconverted. These data from the IM-PROVE I trial suggest that the combination of imdusiran, 24 weeks of IFN and NA therapy was generally safe and well-tolerated.
•Imdusiran in combination with VTP-300, Barinthus Biotherapeutics plc’s (Barinthus) HBV immunotherapy, ongoing NA therapy in patients with cHBV infection, including a cohort with the addition of low dose nivolumab (Opdivo®) (IM-PROVE II). At the European Association for the Study of the Liver (EASL) Congress in May 2025, we presented data from this clinical trial showing that 25% (2/8) of the patients with low dose nivolumab added to the treatment regimen and with baseline HBsAg levels less than 1000 IU/mL reached functional cure. These data from the IM-PROVE II trial suggest that the combination of imdusiran, VTP-300, NA therapy and low dose nivolumab was generally safe and well-tolerated.

Our Product Candidates

Our pipeline consists of two product candidates that are designed to suppress HBV DNA, reduce HBsAg and/or boost HBV-specific immune responses, as follows:

We continue to explore expansion opportunities for our pipeline through potential strategic alliances.

RNAi therapeutic (imdusiran, AB-729)

RNAi therapeutics represent a significant advancement in drug development. RNAi therapeutics utilize a natural pathway within cells to effectively silence genes by eliminating the disease-causing proteins that they code for. We are developing an RNAi therapeutic, imdusiran (AB-729), that is designed to reduce HBsAg and other HBV antigen expression in people with cHBV infection. Reducing HBsAg is widely believed to be a key prerequisite to enable a patient’s immune system to reawaken and respond against the virus.

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
–Delivered at a lower dose and less frequently.
–Immune activation properties with HBV-specific T-cell immune restoration and a decrease in exhausted T-cells in key responder patients.
–In combination with IFN and NA therapy, has provided the highest functional cure rates in cHBV patients to date with a 50% (3/6) functional cure rate in patients with HBsAg<1000 IU/mL at baseline.
–Achieved a 25% (2/8) functional cure rate in patients with HBsAg<1000 IU/mL at baseline in an IFN-free treatment regimen consisting of imdusiran, VTP-300, ongoing NA therapy and low dose nivolumab.

IM-PROVE I Phase 2a proof-of-concept clinical trial evaluating imdusiran in combination with IFN

We have completed enrollment in IM-PROVE I, a randomized, open label, multicenter Phase 2a proof-of-concept clinical trial investigating the safety and antiviral activity of imdusiran in combination with a short course of IFN and ongoing NA therapy in 43 stably NA-suppressed, HBeAg negative, non-cirrhotic patients with cHBV infection. The primary objective of this trial was to initially lower HBsAg levels with imdusiran and then administer IFN as an immunomodulator to promote anti-HBV immune reawakening. We believe that if we can lower HBsAg and promote immune reawakening, we may achieve sustained HBsAg loss and HBV DNA <LLOQ, potentially leading to a functional cure. After 24-weeks of dosing with imdusiran (60mg every 8 weeks, 4 doses) plus ongoing NA therapy, patients were randomized into one of four cohorts to receive a short course of IFN plus ongoing NA therapy for either 12 or 24 weeks, with or without up to two additional doses of imdusiran. After completion of the assigned IFN treatment period, all patients remained on NA therapy for the initial 24-week follow-up period, and then discontinued NA treatment, provided they met protocol-defined stopping criteria. Patients who stopped NA therapy entered an intensive follow-up period for 48 weeks.

Select key data from 12 patients in Cohort A1 of this Phase 2a clinical trial who received 6 doses of imdusiran, 24 weeks of IFN and ongoing NA therapy, as presented at the AASLD – The Liver Meeting® in November 2024, include:

•50% (3/6) of patients with baseline HBsAg <1000 IU/mL achieved a functional cure.
•Overall, 25% (3/12) of patients achieved a functional cure.
•Those patients that achieved a functional cure also seroconverted with anti-HBs levels increasing as patients lost HBsAg.

At the EASL Congress in May 2025, we presented a poster characterizing the demographics and virological markers of the six cHBV patients across dosing cohorts in the IM-PROVE I Phase 2a clinical trial who achieved functional cure. The data showed that HBsAg at baseline was the only apparent marker in common associated with functional cure. In a second poster, we reported that patients who achieved functional cure in the 24-week IFN treatment cohorts experienced HBsAg loss that was associated with transient HBV RNA elevations that were preceded by or coincided with increases in immunological markers.

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

IM-PROVE II Phase 2a proof-of-concept clinical trial evaluating imdusiran in combination with Barinthus’ VTP-300

Through a clinical collaboration agreement with Barinthus that we entered into in July 2021, we have completed enrollment in IM-PROVE II, a Phase 2a proof-of-concept clinical trial evaluating the safety, antiviral activity and immunogenicity of a combination treatment with Barinthus’ VTP-300, an HBV immunotherapy, administered after imdusiran in patients with cHBV infection. The initial trial design enrolled 40 NA-suppressed, HBeAg negative or positive, non-cirrhotic cHBV infected patients. The primary objective of this trial was to initially lower HBsAg levels with imdusiran and then administer VTP-300 as an immunomodulator to promote anti-HBV immune reawakening. All patients received imdusiran (60mg every 8 weeks, 4 doses) plus NA therapy for 24 weeks. After week 24, treatment with imdusiran was stopped. Patients continued only on NA therapy and were randomized to receive VTP-300 or placebo at week 26 and week 30. At week 48, all patients were evaluated for eligibility to discontinue NA therapy and are being followed for an additional 24 to 48 weeks. Subsequently, we amended the IM-PROVE II clinical trial protocol to include another cohort that received imdusiran, VTP-300, NA therapy and low dose nivolumab (Opdivo®), an approved PD-1 inhibitor in oncology. In this additional cohort, patients received imdusiran (60mg every 8 weeks, 4 doses) plus NA therapy for 24 weeks, followed by administration of VTP-300 plus up to two low doses of nivolumab while remaining on NA therapy. At week 48, all patients were evaluated for eligibility to discontinue NA therapy, and are being followed for an additional 24 to 48 weeks.

The cohort that included low dose nivolumab was the best performing cohort in the IM-PROVE II clinical trial. At the AASLD – The Liver Meeting® in November 2024, we presented data from this clinical trial showing that the addition of low dose nivolumab increased rates of HBsAg loss in cHBV patients and that 23% (3/13) of patients who received the treatment regimen with low dose nivolumab achieved HBsAg loss by week 48. At the EASL Congress in May 2025, we presented data showing that 25% (2/8) of patients with low dose nivolumab added to the treatment regimen and with baseline HBsAg<1000 IU/mL reached functional cure. Treatment with imdusiran, VTP-300, NA therapy and low dose nivolumab in this clinical trial was generally safe and well-tolerated. There were no serious adverse events, Grade 3 or 4 adverse events, immune-related adverse events, or discontinuations due to adverse events.

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

Oral PD-L1 Inhibitor (AB-101)

PD-L1 inhibitors complement our pipeline of agents and could potentially be an important part of a combination therapy for the treatment of HBV by reawakening the immune system. Highly functional HBV-specific T-cells within our immune system are believed to be required for long-term HBV viral resolution. However, HBV-specific T-cells become functionally defective, and greatly reduced in number during cHBV infection. One approach to boost HBV-specific T-cells is to prevent PD-L1 proteins from binding to PD-1, which would otherwise lead to inhibition of the HBV-specific immune function of T-cells.

AB-101 is our proprietary oral small-molecule PD-L1 inhibitor candidate that we believe will allow for controlled checkpoint blockade while minimizing the systemic safety issues often seen with checkpoint inhibitor antibody therapies. AB-101 is differentiated from monoclonal antibody checkpoint inhibitors such as durvalumab (anti-PD-L1) and nivolumab (anti-PD-1) because it is liver centric, has a much shorter duration of effect in preclinical models (which may provide dosing and safety advantages), and has a novel mechanism of action as it binds to PD-L1 on the surface of cells causing dimerization, internalization and degradation of the PD-L1 protein.

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

Part 1 of this clinical trial enrolled five sequential cohorts of eight healthy subjects each (6 active: 2 placebo) receiving a single dose of AB-101 at increasing dose levels. In Part 1, all five evaluable subjects in the 40mg cohort showed evidence of 100% receptor occupancy. Part 2 of this clinical trial enrolled three sequential cohorts of ten healthy subjects that each received 10, 25 or 40 mg of AB-101 (8 active: 2 placebo) daily for seven days. In Part 2, all subjects in the 40mg cohort showed evidence of high receptor occupancy between 74-100%, with six of the eight subjects demonstrating 100% receptor occupancy during the seven-day dosing period. Across Parts 1 and 2, eleven of the thirteen evaluable healthy subjects that received either single or multiple doses of 40mg of AB-101 achieved 100% receptor occupancy. The data from Part 1 and Part 2 showed that AB-101 was well-tolerated with evidence of high receptor occupancy.

We have moved into Part 3 of this clinical trial which evaluates repeat doses of AB-101 for 28 days in patients with cHBV. At the EASL Congress in May 2025, we presented data showing that a single dose of 10 mg of AB-101 for 28 days in cHBV patients was well tolerated with PD-L1 receptor occupancy similar to that seen in healthy subjects at this dose. Treatment with AB-101 in Part 3 of this clinical trial was generally safe and well-tolerated. There were no serious adverse events or early discontinuations due to AB-101 and no evidence of liver dysfunction to date. Part 3 of this clinical trial is ongoing.

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

In 2012, we entered into a license agreement with Alnylam that entitles Alnylam to develop and commercialize products with our LNP delivery technology. Alnylam’s ONPATTRO, which represents the first approved application of our LNP technology, was approved by the FDA and the European Medicines Agency (EMA) during the third quarter of 2018 and was launched by Alnylam immediately upon approval in the United States. Under the terms of this license agreement, we are entitled to tiered royalty payments on global net sales of ONPATTRO ranging from 1.00% - 2.33% after offsets, with the highest tier applicable to annual net sales above $500 million. This royalty interest was sold to the Ontario Municipal Employees Retirement System (OMERS), effective as of January 1, 2019, for $20 million in gross proceeds before advisory fees. OMERS will retain this entitlement until it has received $30 million in royalties, at which point 100% of this royalty entitlement on future global net sales of ONPATTRO will revert to us. OMERS has assumed the risk of collecting up to $30 million of future royalty payments from Alnylam and we are not obligated to reimburse OMERS if it fails to collect any such future royalties. If this royalty entitlement reverts to us, it has the potential to provide an active royalty stream or to be otherwise monetized again in full or in part. From the inception of the royalty sale through March 31, 2025, an aggregate of $25.3 million of royalties have been earned by OMERS.

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

Notwithstanding the preceding, in March 2025, we and Genevant agreed that we would be entitled to any award of damages in (or any proceeds of settlement of) certain pending patent litigation against Moderna and certain affiliates that specifically accuses Moderna of infringement related to Moderna’s vaccine for RSV known as mRESVIA™, and that, in the event there is no such specific allocation to mRESVIA™ in such award or settlement, the parties will discuss an appropriate allocation in good faith.

In July 2020, Roivant recapitalized Genevant through an equity investment and conversion of previously issued convertible debt securities held by Roivant. We participated in the recapitalization of Genevant with an equity investment of $2.5 million. In connection with the recapitalization, the three parties entered into an Amended and Restated Shareholders Agreement that provides Roivant with substantial control of Genevant. We have the right to have a non-voting observer attend meetings of Genevant’s Board of Directors.

As of March 31, 2025, we owned approximately 16% of the common equity of Genevant and the carrying value of our investment in Genevant was zero. Our entitlement to receive future royalties or sublicensing revenue from Genevant was not impacted by the recapitalization.

Patent Infringement Litigation vs. Moderna

United States:

On February 28, 2022, we and Genevant filed a lawsuit in the U.S. District Court for the District of Delaware against Moderna, Inc. and a Moderna affiliate (collectively, Moderna) seeking damages for infringement of U.S. Patent Nos. 8,058,069, 8,492,359, 8,822,668, 9,364,435, 9,504,651, and 11,141,378 in the manufacture and sale of MRNA-1273, Moderna’s vaccine for COVID-19. The patents relate to nucleic acid-lipid particles and lipid vesicles, as well as compositions and methods for their use. The lawsuit does not seek an injunction or otherwise seek to impede the sale, manufacture or distribution of MRNA-1273. However, we seek fair compensation for Moderna’s use of our patented technology that was developed with great effort and at great expense, without which Moderna’s COVID-19 vaccine would not have been successful. On May 6, 2022, Moderna filed a partial motion to dismiss the claims “relating to Moderna’s sale and provision of COVID-19 vaccine doses to the U.S. Government.” On November 2, 2022, the court issued an Order denying Moderna’s motion. On February 14, 2023, the U.S. Department of Justice filed a Statement of Interest in the action. On February 16, 2023, the court held an Initial Pretrial Conference after which it issued an Order directing the parties and the U.S. Government to submit letters regarding the impact of the Government’s Statement of Interest. On March 10, 2023, the court reaffirmed its denial of Moderna’s motion to dismiss. The claim construction hearing was held on February 8, 2024. On April 3, 2024, the court issued its opinion regarding the claims construction. The court agreed with both of our positions regarding the Composition of Total Lipid (’069) Patent that: (i) the claimed molar percentage (mol. %) ranges can be met by any particle and is not limited to “finished” particles that are not subjected to further process steps; and (ii) that the claimed mol. % ranges include standard variation based on the number of significant figures recited in the claim. The court also agreed with our position regarding the Cationic Lipid with Protonatable Tertiary Amine (’378) Patent that there is no limitation as to the mol. % of the claimed cationic lipid. Regarding the Encapsulation of mRNA (’651) Patent, the court held that “wherein at least 70% / at least 80% / about 90% of the mRNA in the formulation is fully encapsulated in the lipid vesicles” means “wherein at least 70% / at least 80% / about 90% of the mRNA is fully, as distinct from partially, contained inside the lipid vesicles”. Trial is currently scheduled for September 29, 2025. Expert discovery has concluded and the case is entering the summary judgement stage.

International:

On March 3, 2025, we and Genevant filed five international lawsuits against Moderna seeking to enforce patents protecting our patented lipid nanoparticle technology. These five lawsuits target alleged infringing activities by Moderna in 30 countries, including Austria, Belgium, Bulgaria, Denmark, Estonia, Finland, France, Germany, Greece, Hungary, Iceland, Ireland, Italy, Latvia, Lithuania, Luxembourg, Malta, Monaco, Netherlands, Norway, Poland, Portugal, Romania, Slovenia, Spain, Sweden, Switzerland, and Turkey. We and Genevant are seeking monetary relief and injunctions against Moderna’s COVID-19 vaccine and, in the Unified Patent Court, additional Moderna products, which Moderna has represented use the same lipid nanoparticle technology as the COVID-19 vaccine, including its RSV vaccine. Where permitted to do so at this stage, we and Genevant submitted evidence from testing of commercial Moderna product samples sourced from the U.S. and European Union indicating the samples contain lipid nanoparticles falling under the protective scope of the claims of our lipid composition patents. The five international lawsuits are as follows:
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
• Unified Patent Court: Case 10280/2025, seeking permanent and provisional injunctions, as well as monetary damages, which can include recovery of Moderna’s unfair profits, from infringement of EP 2 279 254.
• Unified Patent Court: Case 10280/2025, seeking permanent and provisional injunctions, as well as monetary damages, which can include recovery of Moderna’s unfair profits, from infringement of EP 4 241 767.

The five complaints have been or are being served on Moderna pursuant to the service of process rules of the respective courts. In the Unified Patent Court, Moderna’s Statement of Defense is due on July 8, 2025.

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

Moderna and Merck European Oppositions

On April 5, 2018, Moderna and Merck, Sharp & Dohme Corporation (Merck) filed Notices of Opposition to Arbutus’ European patent EP 2279254 (the ’254 Patent) with the European Patent Office (EPO), requesting that the ’254 Patent be revoked in its entirety for all contracting states. We filed a response to Moderna and Merck’s oppositions on September 3, 2018. A hearing was conducted before the Opposition Division of the EPO on October 10, 2019. At the conclusion of the hearing, the EPO upheld an auxiliary request adopting the amendment, as put forth by us, of certain claims of the ’254 Patent. In February 2020 Moderna and Merck filed Notices of Appeal challenging the EPO’s grant of the auxiliary request. Merck filed its notice of appeal on February 24, 2020 and Moderna on February 27, 2020. Both Merck and Moderna perfected their appeals by filing Grounds of Appeal on April 30, 2020. We filed our responses to the appeals on September 18, 2020. On March 22, 2022, Moderna filed further written submissions to which we and Genevant responded in August 2022. On April 18, 2023, we and Genevant withdrew our auxiliary request, however, the original (main) request remains in the action. We and Moderna informed the Board of Appeals that we would not object to a remittance of the matter without a hearing to the Opposition Division of the EPO. The hearing in this matter before the Board of Appeals was subsequently cancelled and resubmitted to the Opposition Division (i.e., lower board) of the EPO. On October 31, 2023, the Opposition Division issued a summons for oral proceedings and provided its preliminary and non-binding opinion on the subject matter to be discussed at the hearing. On November 3, 2023, we responded to the summons and on January 15, 2024, Moderna and Merck filed their reply to the written opinion of the Opposition Division, as well as to our written submission of November 3, 2023. We responded to Moderna and

Merck’s reply on April 5, 2024. Oral proceedings were held on June 6, 2024, and the Opposition Division upheld the ’254 Patent but declined our and Genevant’s request to broaden certain claims in the ’254 Patent. Both parties appealed the Opposition Division’s decision and on March 21, 2025, the Board of Appeals scheduled oral proceedings for January 15 and 16, 2026.

On April 29, 2025, Moderna filed a revocation action on EPO patent EP 4 241 767 (the ’767 patent) with the EPO, requesting that the patent be revoked in its entirety for all contracting states. Moderna’s deadline to provide facts, arguments, and evidence in support of invalidity is July 23, 2025.

While we are the patent owner, the ’254 Patent, the ’767 Patent, and the other patents in our LNP portfolio have been licensed to Genevant under the Genevant License.

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

We believe there have been no significant changes in our critical accounting policies and estimates as discussed in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2024.

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

RESULTS OF OPERATIONS

The following summarizes the results of our operations for the periods shown:

	Three Months Ended March 31,
	2025	2024
	(in thousands)
Total revenue	$1,764	$1,532
Operating expenses	27,463	20,895
Loss from operations	(25,699)	(19,363)
Other income	1,173	1,488
Net loss	$(24,526)	$(17,875)

Revenue

Revenues are summarized in the following tables:

	Three Months Ended March 31,
	2025	% of Total	2024	% of Total
	(in thousands, except percentages)
Revenue from collaborations and licenses
Royalties from sales of ONPATTRO	$504	29%	$695	45%
Qilu Pharmaceutical Co., Ltd.	812	46%	244	16%
Non-cash royalty revenue
Royalties from sales of ONPATTRO	448	25%	593	39%
Total revenue	$1,764	100%	$1,532	100%

Total revenue increased $0.2 million for the three months ended March 31, 2025 compared to the same period in 2024, due primarily to an increase in license revenue recognized related to our progress towards the satisfaction of our performance obligations with respect to the technology transfer and licensing agreement with Qilu, partially offset by a decrease in license royalty revenue from Alnylam and Acuitas due to lower sales of ONPATTRO in the 2025 period compared to the 2024 period.
Operating expenses

Operating expenses are summarized in the following tables:

	Three Months Ended March 31,
	2025	% of Total	2024	% of Total
	(in thousands, except percentages)
Research and development	$8,959	33%	$15,403	74%
General and administrative	5,832	21%	5,312	25%
Change in fair value of contingent consideration	299	1%	180	1%
Restructuring	12,373	45%	—	—%
Total operating expenses	$27,463	100%	$20,895	100%

Research and development

Research and development expenses consist primarily of personnel expenses, fees paid to clinical research organizations and contract manufacturers, consumables and materials, consulting, and other third-party expenses to support our clinical and preclinical activities, as well as a portion of stock-based compensation and general overhead costs.

Research and development expenses decreased $6.4 million for the three months ended March 31, 2025, compared to the same period in 2024. The decrease was due primarily to our decision in the third quarter of 2024 to cease all discovery efforts, discontinue our IM-PROVE III clinical trial and implement a 40% reduction in our workforce to streamline the organization to focus our efforts on advancing the clinical development of imdusiran and AB-101. In connection with our cessation of all discovery efforts in August 2024 and an additional 57% reduction in our workforce in the first quarter of 2025, we expect our research expenses to continue to be reduced in future periods.

A significant portion of our research and development expenses are not tracked by project as they benefit multiple projects or our technology platform and because our most-advanced programs are not yet in late-stage clinical development.

General and administrative

General and administrative expenses increased $0.5 million for the three months ended March 31, 2025, as compared to the same period in 2024, due primarily to an increase in litigation-related legal fees, partially offset by a decrease in employee compensation-related expenses.

Change in fair value of contingent consideration

Contingent consideration is a liability related to our acquisition of Enantigen Therapeutics, Inc. in October 2014. In general, as time passes and assuming no changes to the assumptions related to the contingency, the fair value of the contingent consideration increases as the progress of our programs get closer to triggering contingent payments based on certain sales milestones of our first commercial product for cHBV. As imdusiran continues to progress through clinical trials, we will adjust our assumptions regarding probability of success commensurate with the progression of the program, which will increase the fair value of the liability.

Restructuring

In March 2025, our Board took action to reduce our workforce by 57%, resulting in a total workforce after reductions of 19 employees. The Board also decided to exit our corporate headquarters in Warminster, Pennsylvania and to discontinue in-house scientific research. In connection with these actions, we incurred a one-time restructuring charge in the first quarter of 2025 of $12.4 million, which includes approximately $6.0 million of cash severance and continued benefits paid, $2.3 million of non-cash expense related to the modification of equity awards, non-cash impairment charges for leasehold improvements and laboratory equipment of $1.9 million and $0.9 million, respectively, $0.9 million related to impairment of the right-of-use asset associated with the lease of our corporate headquarters and a $0.4 million accrual of lease-related operating expenses.

As of March 31, 2025, there was $5.6 million of accrued restructuring costs for severance payments and a $0.4 million accrual of lease-related operating expenses included in accounts payable and accrued liabilities.

Other income (loss)

The components of our other income (loss) are summarized in the following table:

	Three Months Ended March 31,
	2025	2024
	(in thousands)
Interest income	$1,197	$1,545
Interest expense	(28)	(44)
Foreign exchange gain/(loss)	4	(13)
Total other income	$1,173	$1,488

Interest income

The decrease in interest income for the three months ended March 31, 2025 compared to the same period in 2024 was due primarily to less interest earned on our cash and investment balances due to a lower average balance and a general decrease in market interest rates.

Interest expense

Interest expense for the three months ended March 31, 2025 and 2024 consisted primarily of non-cash amortization of discount and issuance costs related to the sale of a portion of our ONPATTRO royalty interest to OMERS in July 2019. The decrease is related to the declining balance of the unamortized discount and issuance costs.

LIQUIDITY AND CAPITAL RESOURCES

The following table summarizes our cash flow activities for the periods indicated:

	Three Months Ended March 31,
	2025	2024
	(in thousands)
Net loss	$(24,526)	$(17,875)
Non-cash items	5,866	1,439
Change in deferred license revenue	(812)	(244)
Net change in operating items	6,081	(2,615)
Net cash used in operating activities	(13,391)	(19,295)
Net cash provided by investing activities	11,349	11,694
Issuance of common shares pursuant to the Open Market Sale Agreement	—	21,765
Cash provided by other financing activities	2,784	2,665
Net cash provided by financing activities	2,784	24,430
Effect of foreign exchange rate changes on cash and cash equivalents	4	(13)
Increase in cash and cash equivalents	746	16,816
Cash and cash equivalents, beginning of period	36,330	26,285
Cash and cash equivalents, end of period	$37,076	$43,101

Since our incorporation, we have financed our operations through sales of equity, debt, revenues from research and development collaborations and licenses with corporate partners, royalty monetization, interest income on funds available for investment, and government contracts, grants and tax credits.

For the three months ended March 31, 2025, $13.4 million of cash was used in operating activities compared to $19.3 million used in operating activities for the three months ended March 31, 2024, a decrease of $5.9 million. The decrease was due primarily to our decisions in the third quarter of 2024 to cease all discovery efforts, discontinue our IM-PROVE III clinical trial, and decrease our workforce by 40% to further streamline the organization to focus our efforts on advancing the clinical development of imdusiran and AB-101.

For the three months ended March 31, 2025, net cash provided by investing activities was $11.3 million, resulting primarily from maturities of investments in marketable securities of $46.1 million, partially offset by additional investments in marketable securities of $34.7 million. For the three months ended March 31, 2024, net cash provided by investing activities was $11.7 million, which resulted primarily from maturities of investments in marketable securities of $37.2 million, partially offset by additional investments in marketable securities of $25.4 million.

For the three months ended March 31, 2025, net cash provided by financing activities was $2.8 million, which was primarily related to $2.7 million in proceeds from the issuance of common shares pursuant to the exercise of stock options. For the three months ended March 31, 2024, net cash provided by financing activities was $24.4 million, which included $21.8 million in proceeds from sales of common shares pursuant to the Sale Agreement (as defined below) and $2.5 million in proceeds from the issuance of common shares pursuant to the exercise of stock options.

Sources of Liquidity

As of March 31, 2025, we had cash, cash equivalents and investments in marketable securities of $112.7 million. We had no outstanding debt as of March 31, 2025.

Open Market Sale Agreement

Effective March 26, 2025, we terminated our Open Market Sale Agreement with Jefferies dated December 20, 2018, as amended (the Sale Agreement), under which we could offer and sell common shares, from time to time.

Prior to the termination of the Sale Agreement, we did not issue any common shares pursuant to the Sale Agreement during the three months ended March 31, 2025. For the three months ended March 31, 2024, we issued 8,666,077 common shares pursuant to the Sale Agreement, resulting in net proceeds of approximately $21.8 million.

Royalty Entitlements

We have a royalty entitlement on ONPATTRO, a drug developed by Alnylam that incorporates our LNP technology and was approved by the FDA and the EMA during the third quarter of 2018 and was launched by Alnylam immediately upon approval in the United States. In July 2019, we sold a portion of this royalty interest to OMERS, effective as of January 1, 2019, for $20 million in gross proceeds before advisory fees. OMERS will retain this entitlement until it has received $30 million in royalties, at which point 100% of such royalty interest on future global net sales of ONPATTRO will revert to us. OMERS has assumed the risk of collecting up to $30 million of future royalty payments from Alnylam and we are not obligated to reimburse OMERS if it fails to collect any such future royalties. From the inception of the royalty sale through March 31, 2025, we have recorded an aggregate of $25.3 million of non-cash royalty revenue for royalties earned by OMERS. If this royalty entitlement reverts to us, it has the potential to provide an active royalty stream or to be otherwise monetized again in full or in part. In addition to the royalty from the Alnylam LNP license agreement, we are also receiving a second, lower royalty interest on global net sales of ONPATTRO originating from a settlement agreement and subsequent license agreement with Acuitas. The royalty from Acuitas has been retained by us and was not part of the royalty sale to OMERS.

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

Cash requirements

With the organizational changes announced during the first quarter of 2025, and our ongoing cost management efforts, we expect to significantly reduce our net cash burn in 2025 when compared to 2024. In the future, substantial additional funds would be required to continue with the active development of our pipeline products and technologies. In particular, our funding needs may vary depending on a number of factors including:

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

ITEM 4.      CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2025. The term “disclosure controls and procedures”, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure, particularly during the period in which this Quarterly Report on Form 10-Q was being prepared. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their desired objectives, and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2025, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a–15(f) and 15d–15(f) under the Exchange Act) during the three months ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.       LEGAL PROCEEDINGS

Patent Infringement Litigation vs. Moderna

United States:

On February 28, 2022, we and Genevant filed a lawsuit in the U.S. District Court for the District of Delaware against Moderna, Inc. and a Moderna affiliate (collectively, Moderna) seeking damages for infringement of U.S. Patent Nos. 8,058,069, 8,492,359, 8,822,668, 9,364,435, 9,504,651, and 11,141,378 in the manufacture and sale of MRNA-1273, Moderna’s vaccine for COVID-19. The patents relate to nucleic acid-lipid particles and lipid vesicles, as well as compositions and methods for their use. The lawsuit does not seek an injunction or otherwise seek to impede the sale, manufacture or distribution of MRNA-1273. However, we seek fair compensation for Moderna’s use of our patented technology that was developed with great effort and at great expense, without which Moderna’s COVID-19 vaccine would not have been successful. On May 6, 2022, Moderna filed a partial motion to dismiss the claims “relating to Moderna’s sale and provision of COVID-19 vaccine doses to the U.S. Government.” On November 2, 2022, the court issued an Order denying Moderna’s motion. On February 14, 2023, the U.S. Department of Justice filed a Statement of Interest in the action. On February 16, 2023, the court held an Initial Pretrial Conference after which it issued an Order directing the parties and the U.S. Government to submit letters regarding the impact of the Government’s Statement of Interest. On March 10, 2023, the court reaffirmed its denial of Moderna’s motion to dismiss. The claim construction hearing was held on February 8, 2024. On April 3, 2024, the court issued its opinion regarding the claims construction. The court agreed with both of our positions regarding the Composition of Total Lipid (’069) Patent that: (i) the claimed molar percentage (mol. %) ranges can be met by any particle and is not limited to “finished” particles that are not subjected to further process steps; and (ii) that the claimed mol. % ranges include standard variation based on the number of significant figures recited in the claim. The court also agreed with our position regarding the Cationic Lipid with Protonatable Tertiary Amine (’378) Patent that there is no limitation as to the mol. % of the claimed cationic lipid. Regarding the Encapsulation of mRNA (’651) Patent, the court held that “wherein at least 70% / at least 80% / about 90% of the mRNA in the formulation is fully encapsulated in the lipid vesicles” means “wherein at least 70% / at least 80% / about 90% of the mRNA is fully, as distinct from partially, contained inside the lipid vesicles”. Trial is currently scheduled for September 29, 2025. Expert discovery has concluded and the case is entering the summary judgement stage.

International:

On March 3, 2025, we and Genevant filed five international lawsuits against Moderna seeking to enforce patents protecting our patented lipid nanoparticle technology. These five lawsuits target alleged infringing activities by Moderna in 30 countries, including Austria, Belgium, Bulgaria, Denmark, Estonia, Finland, France, Germany, Greece, Hungary, Iceland, Ireland, Italy, Latvia, Lithuania, Luxembourg, Malta, Monaco, Netherlands, Norway, Poland, Portugal, Romania, Slovenia, Spain, Sweden, Switzerland, and Turkey. We and Genevant are seeking monetary relief and injunctions against Moderna’s COVID-19 vaccine and, in the Unified Patent Court, additional Moderna products, which Moderna has represented use the same lipid nanoparticle technology as the COVID-19 vaccine, including its RSV vaccine. Where permitted to do so at this stage, we and Genevant submitted evidence from testing of commercial Moderna product samples sourced from the U.S. and European Union indicating the samples contain lipid nanoparticles falling under the protective scope of the claims of our lipid composition patents. The five international lawsuits are as follows:
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
• Unified Patent Court: Case 10280/2025, seeking permanent and provisional injunctions, as well as monetary damages, which can include recovery of Moderna’s unfair profits, from infringement of EP 2 279 254.
• Unified Patent Court: Case 10280/2025, seeking permanent and provisional injunctions, as well as monetary damages, which can include recovery of Moderna’s unfair profits, from infringement of EP 4 241 767.

The five complaints have been or are being served on Moderna pursuant to the service of process rules of the respective courts. In the Unified Patent Court, Moderna’s Statement of Defense is due on July 8, 2025.

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

Moderna and Merck European Oppositions

On April 5, 2018, Moderna and Merck, Sharp & Dohme Corporation (Merck) filed Notices of Opposition to Arbutus’ European patent EP 2279254 (the ’254 Patent) with the European Patent Office (EPO), requesting that the ’254 Patent be revoked in its entirety for all contracting states. We filed a response to Moderna and Merck’s oppositions on September 3, 2018. A hearing was conducted before the Opposition Division of the EPO on October 10, 2019. At the conclusion of the hearing, the EPO upheld an auxiliary request adopting the amendment, as put forth by us, of certain claims of the ’254 Patent. In February 2020 Moderna and Merck filed Notices of Appeal challenging the EPO’s grant of the auxiliary request. Merck filed its notice of appeal on February 24, 2020 and Moderna on February 27, 2020. Both Merck and Moderna perfected their appeals by filing Grounds of Appeal on April 30, 2020. We filed our responses to the appeals on September 18, 2020. On March 22, 2022, Moderna filed further written submissions to which we and Genevant responded in August 2022. On April 18, 2023, we and Genevant withdrew our auxiliary request, however, the original (main) request remains in the action. We and Moderna informed the Board of Appeals that we would not object to a remittance of the matter without a hearing to the Opposition Division of the EPO. The hearing in this matter before the Board of Appeals was subsequently cancelled and resubmitted to the Opposition Division (i.e., lower board) of the EPO. On October 31, 2023, the Opposition Division issued a summons for oral proceedings and provided its preliminary and non-binding opinion on the subject matter to be discussed at the hearing. On November 3, 2023, we responded to the summons and on January 15, 2024, Moderna and Merck filed their reply to the written opinion of the Opposition Division, as well as to our written submission of November 3, 2023. We responded to Moderna and Merck’s reply on April 5, 2024. Oral proceedings were held on June 6, 2024, and the Opposition Division upheld the ’254 Patent but declined our and Genevant’s request to broaden certain claims in the ’254 Patent. Both parties appealed the Opposition Division’s decision and on March 21, 2025, the Board of Appeals scheduled oral proceedings for January 15 and 16, 2026.

On April 29, 2025, Moderna filed a revocation action on EPO patent EP 4 241 767 (the ’767 patent) with the EPO, requesting that the patent be revoked in its entirety for all contracting states. Moderna’s deadline to provide facts, arguments, and evidence in support of invalidity is July 23, 2025.

While we are the patent owner, the ’254 Patent, the ’767 Patent, and the other patents in our LNP portfolio have been licensed to Genevant under the Genevant License.

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

ITEM 1A.    RISK FACTORS

There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

ITEM 2.       UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.       DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.       MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.       OTHER INFORMATION

Trading Plans

During the three months ended March 31, 2025, none of our directors or officers adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” as such terms are defined under Item 408 of Regulation S-K, except as follows:

•On March 28, 2025, Tuan Nguyen, our Chief Financial Officer, entered into a sell-to-cover instruction letter (the Sell-to-Cover Instruction Letter) which constitutes a “Rule 10b5-1 trading arrangement,” intended to satisfy the affirmative defense of Rule 10b5-1(c) of the Securities Exchange Act of 1934, as amended. The Sell-to-Cover Instruction Letter, which applies to grants of restricted stock units (RSUs) whether vesting is based on the passage of time and/or the achievement of performance criteria, provides for the automatic sale of common shares as soon as practicable on or after each settlement date of a covered RSU in an amount sufficient to satisfy the applicable tax withholding obligation, with the proceeds of the sale delivered to us in satisfaction of the applicable tax withholding obligation. The number of common shares subject to covered RSUs that will be sold to satisfy the applicable tax withholding obligations upon vesting is unknown as the number will vary based on the extent to which vesting conditions are satisfied, the market price of the common shares at the time of settlement and the potential future grants of RSUs subject to the Sell-to-Cover Instruction Letter. The expiration date of the Sell-to-Cover Instruction Letter is the date on which the tax withholding obligation arising from the vesting of all covered RSUs and the related issuance of common shares has been satisfied. Mr Nguyen does not currently hold any RSUs, but he may become eligible to receive grants of RSUs in the future.

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

10.1#*+	Executive Employment Agreement, dated February 25, 2025, by and between Arbutus Biopharma, Inc. and Lindsay Androski.

10.2
Agreement, dated March 2, 2025, by and between the Company and Genevant Sciences GmbH (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on March 3, 2025).

10.3#*+	Executive Employment Agreement, dated March 25, 2025, by and between Arbutus Biopharma, Inc. and Tuan Nguyen.

10.4#*	Separation Agreement and General Release, dated effective March 25, 2025, by and between Arbutus Biopharma, Inc. and Michael J. McElhaugh.

10.5#*	Consulting Agreement, dated March 28, 2025, by and between Arbutus Biopharma, Inc. and Karen Sims.

10.6#*+	Separation Agreement and General Release, dated effective April 1, 2025, by and between Arbutus Biopharma, Inc. and Karen Sims.

10.7#*+	Separation Agreement and General Release, dated effective April 2, 2025, by and between Arbutus Biopharma, Inc. and David Hastings.

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from Arbutus Biopharma Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, formatted in inline XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations; (iii) Condensed Consolidated Statements of Comprehensive Loss; (iv) Condensed Consolidated Statements of Stockholders’ Equity; (v) Condensed Consolidated Statements of Cash Flows; and (vi) Notes to Condensed Consolidated Financial Statements.

104	Cover page interactive data file (embedded within the inline XBRL document and included in Exhibit 101).

*    Filed herewith.
**    Furnished herewith.
#    Management Contract or Compensatory Arrangement
+    Certain schedules to this agreement have been omitted in accordance with Item 601(a)(5) of Regulation S-K. A copy             of any omitted schedules will be furnished supplementally to the SEC upon request.

SIGNATURES
   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 14, 2025.

ARBUTUS BIOPHARMA CORPORATION

By:	/s/ Lindsay Androski
Lindsay Androski
President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Tuan Nguyen
Tuan Nguyen
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)