Form 10-Q
period 2025-06-30
Arbutus Biopharma Corp
filed 2025-08-06
CIK 1447028

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
OR
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
Yes  ☐     No ☒
As of August 4, 2025, the registrant had 191,698,695 common shares, without par value, outstanding.

ARBUTUS BIOPHARMA CORPORATION

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
ARBUTUS BIOPHARMA CORPORATION
Condensed Consolidated Balance Sheets
(Unaudited)
(In thousands of U.S. Dollars, except share amounts)

	June 30, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$37,412	$36,330
Investments in marketable securities, current	60,676	86,293
Accounts receivable	1,025	2,409
Prepaid expenses and other current assets	4,006	2,284
Total current assets	103,119	127,316
Property and equipment, net of accumulated depreciation and impairment of $13,315 (December 31, 2024: $12,996)	148	3,309
Right of use asset	—	1,048
Other non-current assets	—	34
Total assets	$103,267	$131,707
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued liabilities	$4,508	$7,564
Deferred license revenue, current	—	7,571
Lease liability, current	514	483
Total current liabilities	5,022	15,618
Liability related to sale of future royalties	3,910	4,829
Deferred license revenue, non-current	—	2,863
Contingent consideration	10,784	10,225
Lease liability, non-current	575	806
Total liabilities	20,291	34,341
Stockholders’ equity
Common shares
Authorized: unlimited number without par value
Issued and outstanding: 191,641,511 (December 31, 2024: 189,963,492)	1,417,110	1,410,025
Additional paid-in capital	82,628	82,048
Deficit	(1,368,575)	(1,346,572)
Accumulated other comprehensive loss	(48,187)	(48,135)
Total stockholders’ equity	82,976	97,366
Total liabilities and stockholders’ equity	$103,267	$131,707

See accompanying notes to the condensed consolidated financial statements.

ARBUTUS BIOPHARMA CORPORATION
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(Unaudited)
(In thousands of U.S. Dollars, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue
Collaborations and licenses	$10,213	$1,155	$11,529	$2,094
Non-cash royalty revenue	526	571	974	1,164
Total Revenue	10,739	1,726	12,503	3,258
Operating expenses
Research and development	5,498	15,551	14,457	30,954
General and administrative	3,328	7,547	9,160	12,859
Change in fair value of contingent consideration	260	211	559	391
Restructuring costs	165	—	12,538	—
Total operating expenses	9,251	23,309	36,714	44,204
Gain (loss) from operations	1,488	(21,583)	(24,211)	(40,946)
Other income
Interest income	1,042	1,829	2,239	3,374
Interest expense	(28)	(34)	(56)	(78)
Foreign exchange gain (loss)	21	(8)	25	(21)
Total other income	1,035	1,787	2,208	3,275
Net income (loss)	$2,523	$(19,796)	$(22,003)	$(37,671)
Net income (loss) per common share
Basic	$0.01	$(0.11)	$(0.12)	$(0.21)
Diluted	$0.01	$(0.11)	$(0.12)	$(0.21)
Weighted average number of common shares
Basic	191,551,282	188,041,489	191,130,631	181,842,519
Diluted	192,399,733	188,041,489	191,130,631	181,842,519
Comprehensive income (loss)
Unrealized (loss) gain on available-for-sale securities	$(21)	$63	$(52)	$113
Comprehensive income (loss)	$2,502	$(19,733)	$(22,055)	$(37,558)

See accompanying notes to the condensed consolidated financial statements.

ARBUTUS BIOPHARMA CORPORATION
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)
(In thousands of U.S. Dollars, except share amounts)

	Common Shares
	Number of Shares	Share Capital	Additional Paid-In Capital	Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Balance December 31, 2024	189,963,492	$1,410,025	$82,048	$(1,346,572)	$(48,135)	$97,366
Stock-based compensation expense	—	—	3,564	—	—	3,564
Issuance of common shares pursuant to exercise of options	892,857	4,616	(1,963)	—	—	2,653
Issuance of common shares pursuant to ESPP	44,541	173	(42)	—	—	131
Issuance of common shares upon vesting of RSUs	580,584	1,518	(1,518)	—	—	—
Unrealized loss on available-for-sale securities	—	—	—	—	(31)	(31)
Net loss	—	—	—	(24,526)	—	(24,526)
Balance March 31, 2025	191,481,474	$1,416,332	$82,089	$(1,371,098)	$(48,166)	$79,157
Stock-based compensation expense	—	—	864	—	—	864
Issuance of common shares pursuant to exercise of options	160,037	778	(325)	—	—	453
Unrealized loss on available-for-sale securities	—	—	—	—	(21)	(21)
Net income	—	—	—	2,523	—	2,523
Balance June 30, 2025	191,641,511	$1,417,110	$82,628	$(1,368,575)	$(48,187)	$82,976

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

ARBUTUS BIOPHARMA CORPORATION
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands of U.S. Dollars)

	Six Months Ended June 30,
	2025	2024
OPERATING ACTIVITIES
Net loss	$(22,003)	$(37,671)
Non-cash items:
Depreciation	341	711
Loss on impairment of leasehold improvements and lab equipment	2,811	—
Stock-based compensation expense	4,428	5,194
Change in fair value of contingent consideration	559	391
Non-cash royalty revenue	(974)	(1,164)
Non-cash interest expense	55	70
Net accretion and amortization of investments in marketable securities	(1,386)	(1,229)
Net change in operating items:
Accounts receivable	1,384	9
Prepaid expenses and other assets	(640)	(40)
Accounts payable and accrued liabilities	(3,056)	837
Change in deferred license revenue	(10,434)	(757)
Other liabilities	(225)	(150)
Net cash used in operating activities	(29,140)	(33,799)
INVESTING ACTIVITIES
Purchase of investments in marketable securities	(63,214)	(57,982)
Proceeds from sale of property and equipment	9	—
Disposition of investments in marketable securities	90,165	79,601
Acquisition of property and equipment	—	(96)
Net cash provided by investing activities	26,960	21,523
FINANCING ACTIVITIES
Issuance of common shares pursuant to the Open Market Sale Agreement	—	44,124
Issuance of common shares pursuant to exercise of stock options	3,106	4,465
Issuance of common shares pursuant to ESPP	131	211
Net cash provided by financing activities	3,237	48,800
Effect of foreign exchange rate changes on cash and cash equivalents	25	(21)
Increase in cash and cash equivalents	1,082	36,503
Cash and cash equivalents, beginning of period	36,330	26,285
Cash and cash equivalents, end of period	$37,412	$62,788

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

The Company continues to protect and defend its intellectual property, which is the subject of its ongoing lawsuits against Moderna Therapeutics, Inc. (Moderna) and against Pfizer Inc. and BioNTech SE (collectively, Pfizer/BioNTech) for their use of the Company’s patented lipid nanoparticle (LNP) delivery technology in their COVID-19 messenger ribonucleic acid interference (mRNA)-LNP vaccines. With respect to the Moderna lawsuit in the United States, the summary judgment phase of the case began in July 2025 and a trial date has been set for March 2026. In March 2025, the Company, along with Genevant Sciences GmbH and/or its affiliates (collectively, Genevant), filed five international lawsuits against Moderna in connection with the use of the Company’s LNP technology in Moderna’s COVID-19 mRNA-LNP vaccines and, in the Unified Patent Court, also other Moderna products that use the same LNP technology, including Moderna’s respiratory syncytial virus (RSV) vaccines. The first major hearings in the international lawsuits are expected in the first half of calendar year 2026. With respect to the Pfizer/BioNTech lawsuit, the claim construction hearing occurred in December 2024, and fact discovery is ongoing. The court has not provided guidance for the timing of its ruling in the claim construction hearing, which could potentially come in 2025.

Liquidity

At June 30, 2025, the Company had an aggregate of $98.1 million in cash, cash equivalents and investments in marketable securities. The Company had no outstanding debt as of June 30, 2025. The Company believes it has sufficient cash resources to fund its operations for at least the next 12 months.

2.    Significant accounting policies

Basis of presentation and principles of consolidation

These unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial statements and accordingly, do not include all disclosures required for annual financial statements. These statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the year ended December 31, 2024 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024. These unaudited condensed consolidated financial statements include the accounts of Arbutus Biopharma Corporation and its one wholly-owned subsidiary, Arbutus Biopharma, Inc., and reflect, in the opinion of management, all adjustments and reclassifications necessary to fairly present the Company’s financial position as of June 30, 2025 and December 31, 2024, the Company’s results of operations for the three and six months ended June 30, 2025 and 2024, and the Company’s cash flows for the six months ended June 30, 2025 and 2024. Such adjustments are of a normal recurring nature. The results of operations for the three and six months ended June 30, 2025 are not necessarily indicative of the results for the full year. These unaudited condensed consolidated financial statements follow the same significant accounting policies as those described in the notes to the audited consolidated financial statements of the Company for the year ended December 31, 2024, except as described below under the section entitled “Recent Accounting Pronouncements.”

All intercompany balances and transactions have been eliminated.

Net income (loss) per share

Net income (loss) per share is calculated based on the weighted average number of common shares outstanding. Diluted net income (loss) per share is calculated using the treasury stock method and reflects the effect of all potentially dilutive securities (outstanding stock options and restricted stock units). The number of weighted average shares used in the calculation of net income per share for the three months ended June 30, 2025 was as follows:

Three Months Ended June 30, 2025
Weighted average shares:
Basic shares	191,551,282
Potentially dilutive shares from equity-based compensation plans	848,451
Diluted shares	192,399,733

Diluted net loss per share does not differ from basic net loss per share for the six months ended June 30, 2025 or the three and six months ended June 30, 2024 since the effect of including potential common shares would be anti-dilutive as the Company was in a net loss position. Total antidilutive securities that were excluded from the computation of diluted weighted-average shares outstanding were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Outstanding stock options and restricted stock units	14,348,427	21,539,688	16,086,902	20,446,983

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

To determine the fair value of the contingent consideration (Note 8), the Company uses a probability weighted assessment of the likelihood the milestones would be met and the estimated timing of such payments, and then the potential contingent payments are discounted to their present value using a probability adjusted discount rate that reflects the early stage nature of the development program, the time to complete the program development, and overall biotech indices. The Company determined the fair value of the contingent consideration was $10.8 million as of June 30, 2025 and the increase of $0.6 million from December 31, 2024 has been recorded as a component of total operating expenses in the condensed consolidated statements of operations and comprehensive income (loss) for the six months ended June 30, 2025. The assumptions used in the discounted cash flow model are level 3 inputs as defined above. There were no changes in the assumptions as of June 30, 2025 compared to December 31, 2024. The Company assessed the sensitivity of the fair value measurement to changes in these unobservable inputs, and determined that changes within a reasonable range would not result in a materially different assessment of fair value.

The following tables present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis, and indicates the fair value hierarchy of the valuation techniques used to determine such fair value:

	Level 1	Level 2	Level 3	Total
As of June 30, 2025	(in thousands)
Assets
Cash and cash equivalents	$37,412	$—	$—	$37,412
Investments in marketable securities, current	—	60,676	—	60,676
Total	$37,412	$60,676	$—	$98,088
Liabilities
Contingent consideration	$—	$—	$10,784	$10,784
Total	$—	$—	$10,784	$10,784

	Level 1	Level 2	Level 3	Total
As of December 31, 2024	(in thousands)
Assets
Cash and cash equivalents	$36,330	$—	$—	$36,330
Investments in marketable securities, current	—	86,293	—	86,293
Total	$36,330	$86,293	$—	$122,623
Liabilities
Contingent consideration	$—	$—	$10,225	$10,225
Total	$—	$—	$10,225	$10,225

The following table presents the changes in fair value of the Company’s contingent consideration:

	Liability at beginning of the period	Change in fair value of liability	Liability at end of the period
	(in thousands)
Six Months Ended June 30, 2025	$10,225	$559	$10,784
Six Months Ended June 30, 2024	$7,600	$391	$7,991

See Note 4 for additional information regarding the fair value of the Company’s investments in marketable securities.

4.    Investments in marketable securities

Investments in marketable securities consisted of the following:

	Amortized Cost	Gross Unrealized Gain(1)	Gross Unrealized Loss(1)	Fair Value
As of June 30, 2025	(in thousands)
Cash equivalents
Money market funds	$30,400	$—	$—	$30,400
Total	$30,400	$—	$—	$30,400
Investments in marketable short-term securities
US corporate bonds	$11,300	$9	$—	$11,309
US treasury bills	47,128	—	(10)	47,118
US government bonds	2,250	—	(1)	2,249
Total	$60,678	$9	$(11)	$60,676

(1) Gross unrealized gain (loss) is pre-tax and is reported in accumulated other comprehensive income (loss).

	Amortized Cost	Gross Unrealized Gain(1)	Gross Unrealized Loss(1)	Fair Value
As of December 31, 2024	(in thousands)
Cash equivalents
Money market funds	$29,533	$—	$—	$29,533
Total	$29,533	$—	$—	$29,533
Investments in marketable short-term securities
US corporate bonds	$30,776	$27	$(6)	$30,797
US treasury bills	55,467	29	—	55,496
Total	$86,243	$56	$(6)	$86,293

(1) Gross unrealized gain (loss) is pre-tax and is reported in accumulated other comprehensive income (loss).

The contractual term to maturity of the $60.7 million of short-term marketable securities held by the Company as of June 30, 2025 is less than one year. As of June 30, 2025, the Company held no long-term marketable securities. As of December 31, 2024, the Company’s $86.3 million of short-term marketable securities had contractual maturities of less than one year, while the Company held no long-term marketable securities.

At June 30, 2025 and December 31, 2024, the Company had 20 and 6, respectively, available-for-sale investment debt securities in an unrealized loss position without an allowance for credit losses. Unrealized losses on the Company’s investments in debt securities have not been recognized into income as the issuers’ bonds are of high credit quality and the decline in fair value is largely due to market conditions and/or changes in interest rates. The Company does not intend to sell and it is more likely than not that the Company will not be required to sell the securities prior to the anticipated recovery of their amortized cost basis. The issuers continue to make timely interest payments on the bonds. The fair value is expected to recover as the bonds approach maturity.

Accrued interest receivable on investments in marketable securities of $0.1 million and $0.3 million at June 30, 2025 and December 31, 2024, respectively, is included in prepaid expenses and other current assets.

The Company had zero realized gains for the three and six months ended June 30, 2025 and less than $0.1 million realized gains for both the three and six months ended June 30, 2024.

See Note 3 for additional information regarding the fair value of the Company’s investments in marketable securities.

5.    Investment in Genevant

In April 2018, the Company entered into an agreement with Roivant Sciences Ltd. (Roivant), its largest shareholder, to launch Genevant Sciences Ltd., a company focused on a broad range of ribonucleic acid (RNA)-based therapeutics enabled by the Company’s LNP and ligand conjugate delivery technologies. The Company licensed rights to its LNP and ligand conjugate delivery platforms to Genevant for RNA-based applications outside of HBV, except to the extent certain rights had already been licensed to other third parties (the Genevant License). The Company retained all rights to its LNP and conjugate delivery platforms for HBV.

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

Notwithstanding the preceding, in March 2025, Genevant and the Company agreed that the Company be entitled to any award of damages in (or any proceeds of settlement of) certain pending patent litigation against Moderna and certain affiliates that specifically accuses Moderna of infringement related to Moderna’s vaccine for RSV known as mRESVIA™, and that, in the event there is no such specific allocation to mRESVIA in such award or settlement, the parties will discuss an appropriate allocation in good faith.

The Company accounts for its interest in Genevant as equity securities without readily determinable fair values. Accordingly, an estimate of the fair value of the securities is based on the original cost less previously recognized equity method losses, less impairments, plus or minus changes resulting from observable price changes in orderly transactions for identical or a similar Genevant securities. As of June 30, 2025, the carrying value of the Company’s investment in Genevant was zero and the Company owned approximately 16% of the common equity of Genevant.

6.    Accounts payable and accrued liabilities

Accounts payable and accrued liabilities are comprised of the following:

	June 30, 2025	December 31, 2024
	(in thousands)
Trade accounts payable	$1,321	$2,316
Research and development accruals	1,092	691
Professional fee accruals	352	1,164
Payroll accruals	975	3,393
Restructuring liabilities	768	—
Total accounts payable and accrued liabilities	$4,508	$7,564

In March 2025, the Company’s Board of Directors (the Board) took action to reduce the Company’s workforce by 57%. The Board also decided to exit the Company’s corporate headquarters in Warminster, Pennsylvania and to discontinue in-house scientific research. As a result, the Company recorded a one-time restructuring charge of $12.4 million in the first quarter of 2025, of which there was $0.4 million in severance and benefit costs and $0.3 million of lease-related operation expenses accrued as of June 30, 2025.

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

The $30 million in royalties to be paid to OMERS is accounted for as a liability, with the difference between the liability and the gross proceeds received accounted for as a discount. The discount, as well as $1.5 million of transaction costs, will be amortized as interest expense based on the projected balance of the liability as of the beginning of each period. As of June 30, 2025, the Company estimated an effective annual interest rate of approximately 2.5%. Over the course of the Agreement, the actual interest rate will be affected by the amount and timing of royalty revenue recognized and changes in the timing of forecasted royalty revenue. On a quarterly basis, the Company will reassess the expected timing of the royalty revenue, recalculate the amortization and effective interest rate and adjust the accounting prospectively as needed.

The Company recognizes non-cash royalty revenue related to the sales of ONPATTRO during the term of the Agreement. As royalties are remitted to OMERS from Alnylam, the balance of the recognized liability is effectively repaid over the life of the Agreement. From the inception of the royalty sale through June 30, 2025, the Company has recorded an aggregate of $25.9 million of non-cash royalty revenue for royalties earned by OMERS. There are a number of factors that could materially affect the amount and timing of royalty payments from Alnylam, none of which are within the Company’s control.

During the six months ended June 30, 2025, the Company recognized non-cash royalty revenue of $1.0 million and related non-cash interest expense of less than $0.1 million. During the six months ended June 30, 2024, the Company recognized non-cash royalty revenue of $1.2 million and related non-cash interest expense of less than $0.1 million.
The table below shows the activity related to the net liability for the six months ended June 30, 2025 and 2024:

	Six Months Ended June 30,
	2025	2024
	(in thousands)
Net liability related to sale of future royalties - beginning balance	$4,829	$6,953
Non-cash royalty revenue	(974)	(1,164)
Non-cash interest expense	55	70
Net liability related to sale of future royalties - ending balance	$3,910	$5,859

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

8.    Contingencies and commitments

Stock Purchase Agreement with Enantigen

In October 2014, Arbutus Biopharma, Inc., the Company’s wholly-owned subsidiary, acquired all of the outstanding shares of Enantigen Therapeutics, Inc. (Enantigen) pursuant to a stock purchase agreement. The amount paid to Enantigen’s selling shareholders could be up to an additional $102.5 million in sales performance milestones in connection with the sale of the first commercialized product by the Company for the treatment of HBV, regardless of whether such product is based upon assets acquired under this agreement, and a low single-digit royalty on net sales of such first commercialized HBV product, up to a maximum royalty payment of $1.0 million that, if paid, would be offset against the Company’s milestone payment obligations. Certain other development milestones related to the acquisition were tied to programs which are no longer under development by the Company, and therefore the contingency related to those development milestones is zero.

The contingent consideration is a financial liability and is measured at its fair value at each reporting period, with any changes in fair value from the previous reporting period recorded in the condensed consolidated statements of operations and comprehensive income (loss) (see Note 3).

The fair value of the contingent consideration was $10.8 million as of June 30, 2025.

9.    Collaborations, contracts and licensing agreements

Collaborations

Qilu Pharmaceutical Co., Ltd.

In December 2021, the Company entered into a technology transfer and licensing agreement (the Qilu License Agreement) with Qilu Pharmaceutical Co., Ltd. (Qilu), pursuant to which the Company granted Qilu a sublicensable, royalty-bearing license, under certain intellectual property owned by the Company, which was non-exclusive as to development and manufacturing and exclusive with respect to commercialization of imdusiran, including pharmaceutical products that include imdusiran, for the treatment or prevention of hepatitis B in China, Hong Kong, Macau and Taiwan (Greater China and Taiwan).

In partial consideration for the rights granted by the Company, Qilu paid the Company a one-time upfront cash payment of $40.0 million, net of withholding taxes, on January 5, 2022, and agreed to pay the Company up to $245.0 million, net of withholding taxes, upon the achievement of certain technology transfer, development, regulatory and commercialization milestones. Qilu paid $4.4 million of withholding taxes to the Chinese taxing authority on the Company’s behalf, related to the upfront cash payment. In addition, Qilu agreed to pay the Company double-digit royalties into the low twenties percent based upon annual net sales of imdusiran in Greater China and Taiwan. The royalties were payable on a product-by-product and region-by-region basis, subject to certain limitations.

Qilu was responsible for all costs related to developing, obtaining regulatory approval for, and commercializing imdusiran for the treatment or prevention of hepatitis B in Greater China and Taiwan. Qilu was required to use commercially reasonable efforts to develop, seek regulatory approval for, and commercialize at least one imdusiran product candidate in Greater China and Taiwan. A joint development committee was established between the Company and Qilu to coordinate and review the development, manufacturing and commercialization plans. Both parties also entered into a supply agreement and related quality agreement pursuant to which the Company would manufacture and supply Qilu with all quantities of imdusiran necessary for Qilu to develop and commercialize in Greater China and Taiwan until the Company completed its manufacturing technology transfer to Qilu and Qilu received all approvals required for it or its designated contract manufacturing organization to manufacture imdusiran in Greater China and Taiwan.

Concurrent with the execution of the Qilu License Agreement, the Company entered into a Share Purchase Agreement (the Share Purchase Agreement) with Anchor Life Limited, a company established pursuant to the applicable laws and regulations of Hong Kong and an affiliate of Qilu (the Investor), pursuant to which the Investor purchased 3,579,952 of the Company’s common shares at a purchase price of USD $4.19 per share, which was a 15% premium on the thirty-day average closing price of the common shares as of the close of trading on December 10, 2021 (the Share Transaction). The Company received $15.0 million of gross proceeds from the Share Transaction on January 6, 2022. The common shares sold to the Investor in the Share Transaction represented approximately 2.5% of the common shares outstanding immediately prior to the execution of the Share Purchase Agreement.

In June 2025, the Company and Qilu mutually agreed to conclude the strategic partnership and terminated the Qilu License Agreement and related agreements, and the Company now once again holds global rights for imdusiran. As no obligations remain under the Qilu License Agreement, the Company recognized all previously deferred revenue of $9.6 million in the second quarter of 2025.

For the period of time the Qilu License Agreement was effective, it fell under the scope of ASC 808 as both parties were active participants in the arrangement and were exposed to significant risks and rewards. While this arrangement was in the scope of ASC 808, the Company analogized to ASC 606 for some aspects of this arrangement, including for the delivery of a good or service (i.e., a unit of account). In accordance with the guidance, the Company identified the following commitments under the arrangement: (i) rights to develop, use, sell, have sold, offer for sale and import any product comprised of Licensed Product (as defined in the Qilu License Agreement) (the Qilu License) and (ii) drug supply obligations and manufacturing technology transfer (the Manufacturing Obligations). The Company determined that these two commitments were not distinct performance obligations for purposes of recognizing revenue as the manufacturing process is highly specialized and Qilu would not be able to benefit from the Qilu License Agreement without the Company’s involvement in the manufacturing activities until the transfer of the manufacturing know-how was complete. As such, the Company combined these commitments into one performance obligation to which the transaction price was allocated and recognized this transaction price associated with the bundled performance obligation over time using an inputs method based on labor hours expended by the Company on its Manufacturing Obligations.

The Company determined the initial transaction price of the combined performance obligation to be $50.4 million, which included the $40.0 million upfront fee, $4.4 million of withholding taxes paid by Qilu on behalf of the Company, and the premium paid for the Share Transaction of $4.1 million. The Company determined the milestone payments to be variable consideration subject to constraint at inception. At the end of each subsequent reporting period, the Company reevaluated the probability of achievement of the future development, regulatory, and sales milestones subject to constraint and, if necessary, adjusted its estimate of the overall transaction price. Any such adjustments were recorded on a cumulative catch-up basis, which affect revenues and earnings in the period of adjustment.

The following table outlines the transaction price and the changes to the related liability balance:

	Transaction Price	Cumulative Collaboration Revenue Recognized	Deferred License Revenue
(in thousands)
Combined performance obligation	$50,445	$50,445	$—
Less contract asset			—
Total deferred license revenue			$—

Due to the conclusion of the strategic partnership with Qilu, the Company recognized the remainder of the $9.6 million of deferred revenue during the three months ended June 30, 2025. The Company also recognized $0.5 million of revenue based on labor hours expended by the Company on its Manufacturing Obligations during the six months ended June 30, 2025. The Company recognized $0.5 million and $0.8 million during the three and six months ended June 30, 2024, respectively, related to labor hours expended.

The Company incurred $0.6 million of incremental costs in obtaining the Qilu License Agreement, which was capitalized in other current assets and other assets and amortized as a component of general and administrative expense commensurate with the recognition of the combined performance obligation. During the three months ended June 30, 2025, the Company recognized the $0.1 million remaining amortization expense, for a total amortization expense for the six months ended June 30, 2025 of $0.2 million. The Company recognized amortization expense of less than $0.1 million for both the three and six months ended June 30, 2024.

Until the conclusion of the strategic partnership with Qilu, the Company reevaluated the transaction price and the total estimated labor hours expected to be incurred to satisfy the performance obligations and adjusted the deferred revenue at the end of each reporting period, which resulted in changes to the amount of collaboration revenue recognized and deferred revenue.

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

The Company is responsible for managing this Phase 2a proof-of-concept clinical trial, subject to oversight by a joint development committee comprised of representatives from the Company and Barinthus. The Company and Barinthus retain full rights to their respective product candidates and will split all costs associated with the clinical trial. The Company incurred $0.3 million and $0.6 million of expenses, net of Barinthus’s 50% share, during the three and six months ended June 30, 2025, respectively, and $0.5 million and $1.0 million during the three and six months ended June 30, 2024, respectively, and reflected those costs in research and development in the condensed consolidated statements of operations and comprehensive income (loss).

Royalty Entitlements

Alnylam Pharmaceuticals, Inc. and Acuitas Therapeutics, Inc.

The Company has two royalty entitlements to Alnylam’s global net sales of ONPATTRO.

In 2012, the Company entered into the LNP License Agreement with Alnylam that entitles Alnylam to develop and commercialize products with the Company’s LNP technology. Alnylam launched ONPATTRO, the first approved application of the Company’s LNP technology, in 2018. Under the terms of this license agreement, the Company is entitled to tiered royalty payments on global net sales of ONPATTRO ranging from 1.00% - 2.33% after offsets, with the highest tier applicable to annual net sales above $500 million. This royalty interest was sold to OMERS, effective as of January 1, 2019, for $20 million in gross proceeds before advisory fees. OMERS will retain this entitlement until it has received $30 million in royalties, at which point 100% of this royalty entitlement on future global net sales of ONPATTRO will revert back to the Company. OMERS has assumed the risk of collecting up to $30 million of future royalty payments from Alnylam, and the Company is not obligated to reimburse OMERS if it fails to collect any such future royalties. If this royalty entitlement reverts to the Company, it has the potential to provide an active royalty stream or to be otherwise monetized again in full or in part. From the inception of the royalty sale through June 30, 2025, an aggregate of $25.9 million of royalties have been earned by OMERS.

The Company also is receiving a second royalty interest of 0.75% to 1.125% on global net sales of ONPATTRO, with 0.75% applying to sales greater than $500 million, originating from a settlement agreement and subsequent license agreement with Acuitas.  This royalty entitlement from Acuitas has been retained by the Company and was not part of the royalty entitlement sale to OMERS.

Revenues are summarized in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in thousands)		(in thousands)
Revenue from collaborations and licenses
Acuitas Therapeutics, Inc.	$591	$642	$1,095	$1,337
Qilu Pharmaceutical Co., Ltd.	9,622	513	10,434	757
Non-cash royalty revenue
Alnylam Pharmaceuticals, Inc.	526	571	974	1,164
Total revenue	$10,739	$1,726	$12,503	$3,258

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

Prior to the termination of the Sale Agreement, the Company did not issue any common shares pursuant to the Sale Agreement during the six months ended June 30, 2025. During the three and six months ended June 30, 2024, the Company issued 7,833,922 and 16,499,999 common shares pursuant to the Sale Agreement, respectively, resulting in net proceeds of $22.4 million and $44.1 million, respectively.

Stock-based compensation

The table below summarizes information about the Company’s stock-based compensation for the three and six months ended June 30, 2025 and 2024 and the expense recognized in the condensed consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in thousands, except share and per share data)
Stock options
Options granted during period	762,400	424,200	4,706,122	4,163,000
Weighted average exercise price	$3.34	$3.27	$3.32	$2.49
Restricted stock units (RSUs)
Restricted stock units granted during period	—	—	901,900	1,316,200
Grant date fair value	$—	$—	$3.29	$2.40
Stock compensation expense
Research and development	$374	$1,119	$929	$2,160
General and administrative	390	2,061	1,128	3,034
Total stock compensation expense	$764	$3,180	$2,057	$5,194

11.    Segment Reporting

The Company has one reportable segment. The Company’s chief operating decision maker is the Chief Executive Officer and President. The accounting policies of the single segment are the same as those described in the summary of significant accounting policies. The chief operating decision maker assesses performance for the single segment and decides how to allocate resources based on net loss that also is reported on the condensed and consolidated statements of operations and comprehensive income (loss) as consolidated net loss. The chief operating decision maker uses net loss to monitor budget versus actual results and to evaluate the overall cash burn of the business.

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in thousands)
Revenue	$10,739	$1,726	$12,503	$3,258
Less:
Research and development employee expense, lab supplies and overhead	2,297	6,908	6,733	14,008
Imdusiran IM-PROVE I, II & III clinical trials expense	1,405	4,010	3,789	9,399
AB-101-001 Phase 1a/1b clinical trial expense	1,738	3,186	3,637	5,996
Other early research and development programs expense	58	1,447	298	1,551
General and administrative expense	3,328	7,547	9,160	12,859
Restructuring expense	165	—	12,538	—
Other segment expense (1)	267	253	590	490
Add:
Interest income	1,042	1,829	2,239	3,374
Segment net income (loss)	$2,523	$(19,796)	$(22,003)	$(37,671)
Adjustments and reconciling items	—	—	—	—
Consolidated net income (loss)	$2,523	$(19,796)	$(22,003)	$(37,671)

(1) Other segment expense includes the change in the fair value of contingent consideration, non-cash interest expenses and foreign currency exchange gains and losses.

12.    Restructuring

In March 2025, the Board took action to reduce the Company’s workforce by 57%. The Board also decided to exit the Company’s corporate headquarters in Warminster, Pennsylvania and to discontinue in-house scientific research. In connection with these actions, the Company incurred a one-time restructuring charge in the first quarter of 2025 of $12.4 million and $0.2 million in the second quarter of 2025, which includes approximately $6.1 million of cash severance and continued benefits paid, $2.3 million of non-cash expense related to the modification of equity awards, non-cash impairment charges for leasehold improvements and laboratory equipment of $1.9 million and $0.9 million, respectively, $0.9 million related to impairment of the right-of-use asset associated with the lease of the Company’s corporate headquarters and a $0.4 million accrual of lease-related operating expenses.

As of June 30, 2025, there was $0.4 million of accrued restructuring costs for severance payments and a $0.3 million accrual of lease-related operating expenses included in accounts payable and accrued liabilities.

13.    Related Party Transaction

On August 5, 2025, the Company entered into an agreement with Keith Manchester, M.D. for consulting services regarding the Company’s development strategy and its hepatitis B programs. Dr. Manchester served as a member of the Board until February 24, 2025 and is considered a related person due to his service on the Board during the current fiscal year. In connection with this agreement, the Company granted an option to purchase 400,000 common shares to Dr. Manchester, with 5/48ths vesting immediately and the remainder vesting monthly. Vesting of all unvested shares may be accelerated if certain performance conditions are achieved, at the discretion of the Board.

The grant date fair value of the award was calculated using the Black-Scholes option valuation model, and expense will be recognized over the expected service period. The Company will accelerate recognition of any unrecognized expense if and when it becomes probable that the performance conditions will be satisfied.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following discussion and analysis by our management of our financial position and results of operations in conjunction with our audited consolidated financial statements and related notes thereto included as part of our Annual Report on Form 10-K for the year ended December 31, 2024 and our unaudited condensed consolidated financial statements for the three and six months ended June 30, 2025. Our consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles and are presented in U.S. dollars.

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

We continue to protect and defend our intellectual property, which is the subject of our ongoing lawsuits against Moderna Therapeutics, Inc. (Moderna) and against Pfizer Inc. and BioNTech SE (collectively, Pfizer/BioNTech) for their use of our patented lipid nanoparticle (LNP) delivery technology in their COVID-19 messenger ribonucleic acid interference (mRNA)-LNP vaccines. With respect to the Moderna lawsuit in the United States, the summary judgment phase of the case began in July 2025 and a trial date has been set for March 2026. In March 2025, we, along with Genevant Sciences GmbH and/or its affiliates (collectively, Genevant), filed five international lawsuits against Moderna in connection with the use of our LNP technology in Moderna’s COVID-19 mRNA-LNP vaccines and, in the Unified Patent Court, also other Moderna products that use the same LNP technology, including Moderna’s respiratory syncytial virus (RSV) vaccines. The first major hearings in the international lawsuits are expected in the first half of calendar year 2026. With respect to the Pfizer/BioNTech lawsuit, the claim construction hearing occurred in December 2024, and fact discovery is ongoing. The court has not provided guidance for the timing of its ruling in the claim construction hearing, which could potentially come in 2025.

During 2024, we streamlined the organization to focus our efforts on advancing the clinical development of imdusiran and AB-101, and therefore ceased all discovery efforts, discontinued our IM-PROVE III clinical trial and reduced our workforce by 40%. In the first quarter of 2025, we announced the appointment of five new members of our Board of Directors (our Board) to replace all of the former directors, as well as the appointment of a new President, Chief Executive Officer and Chairperson of our Board and a new Chief Financial Officer. Additionally, our Board took action to reduce our workforce by an additional 57%. Our Board also decided to exit our corporate headquarters in Warminster, Pennsylvania and to discontinue in-house scientific research. In connection with these actions, we incurred a one-time restructuring charge in the first quarter of 2025 of $12.4 million. With these organizational changes and our ongoing cost management efforts, we expect to significantly reduce our net cash burn in 2025 when compared to 2024.

In June 2025, we launched a new Scientific Advisory Board (SAB) consisting of globally-recognized leaders in the treatment of cHBV with extensive experience in late-stage clinical trials. SAB members will advise us on the strategic evaluation of our cHBV pipeline.

In August 2025, we announced changes to our Board. Effective August 4, 2025, Anuj Hasija resigned from our Board due to his transition to a full-time executive role that precludes his participation on our Board and other boards of directors. Dr. Roger Sawhney was appointed to the vacant seat on our Board, effective August 4, 2025. Dr. Sawhney was also appointed as a member of our Board’s Audit Committee and Corporate Governance and Nominating Committee.

Strategy

Our strategy is focused on maximizing opportunities for our cHBV development programs and our in-house developed LNP delivery technology.

LNP delivery technology

In February 2022 and April 2023, we filed patent infringement lawsuits in the United States against Moderna and Pfizer/BioNTech, respectively, seeking compensation for their unlicensed use of our patented technologies in their COVID-19 mRNA-LNP vaccines. It is well established in the scientific literature that the most significant technological hurdle to developing and deploying medicines using mRNA is engineering a safe and effective way to deliver the mRNA to human cells. Scientists at Arbutus and Genevant have spent years developing and refining LNP delivery technology, which has been licensed for various applications to many different third parties. Our and Genevant’s LNP technology relies on microscopic particles built from four carefully selected types of fat-like molecules to shelter and protect ribonucleic acid (RNA) molecules. With this technology, the RNA can travel through the human body to a target cell and through the target cell’s membrane before releasing the RNA. Without this crucial delivery technology, the RNA would quickly degrade in the body and be ineffective. We remain committed to taking all legal actions necessary to defend and protect our intellectual property.

With respect to the Moderna lawsuit in the United States, the court provided its claim construction ruling in April 2024 in which it construed the disputed claim terms and agreed with our position on most of the disputed claim terms. The summary judgment phase of the case began in July 2025 and a trial date has been set for March 2026. In March 2025, we, along with Genevant, filed five international lawsuits against Moderna in connection with Moderna’s use of our LNP technology in Moderna’s COVID-19 mRNA-LNP vaccines and, in the Unified Patent Court, also other Moderna products that use the same LNP technology, including Moderna’s RSV vaccines. The first major hearings in the international lawsuits are expected in the first half of calendar year 2026. With respect to the Pfizer/BioNTech lawsuit, the claim construction hearing occurred in December 2024, and fact discovery is ongoing. The court has not provided guidance for the timing of its ruling in the claim construction hearing, which could potentially come in 2025.

cHBV programs

Our current HBV strategy is to develop a functional cure for patients with cHBV infection with imdusiran as a potential cornerstone in a combination therapy. We believe that a combination of compounds that can suppress hepatitis B virus deoxyribonucleic acid (HBV DNA) replication and hepatitis B surface antigen (HBsAg) expression, as well as boost patients’ HBV-specific immune response, could address the most important elements to achieving a functional cure. Functional cure is defined as sustained HBsAg loss and HBV DNA less than the lower limit of quantification (<LLOQ) after 24 weeks off treatment, with or without anti-hepatitis B surface antibodies (anti-HBs). By providing a functional cure for patients with cHBV, we aim to prevent complications of disease progression, to decrease HBV burden by minimizing patient stigma and to address the need for finite and more efficacious HBV treatments that further improve long-term outcomes and reduce associated healthcare costs.

Our HBV product pipeline includes the following:

•Imdusiran (AB-729) is our proprietary, GalNAc-conjugated, subcutaneously-delivered RNAi therapeutic product candidate that suppresses all HBV antigens, including HBsAg, which is thought to be a key prerequisite to enable reawakening of a patient’s immune system to respond to HBV. Over 250 patients with cHBV infection have been dosed with imdusiran in our Phase 1 and Phase 2a clinical trials. Clinical data generated thus far has shown imdusiran provides meaningful reductions in HBsAg and HBV DNA and leads to functional cure in some patients, while being generally safe and well-tolerated. To date, eight patients have achieved functional cure, off all treatment, in combination therapy that includes imdusiran, including two patients who did not receive any pegylated interferon alfa-2a (IFN) as part of the combination therapy.

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

To date, we have reported a total of eight patients with cHBV who have been functionally cured following treatment with imdusiran and ongoing nucleos(t)ide analogue (NA) therapy in combination with either IFN or with low dose nivolumab plus an immunotherapeutic. Two of the patients who achieved functional cure did not receive any IFN as part of the combination therapy. Seven of the eight patients who achieved functional cure had HBsAg less than 1000 IU/mL at baseline. According to the literature, patients with HBsAg levels <1000 IU/mL represent a significant portion of the cHBV population.

Our imdusiran development program includes the following two Phase 2a clinical trials:
•Imdusiran in combination with IFN, a standard-of-care immunomodulator, and ongoing standard-of-care NA therapy in patients with cHBV infection (IM-PROVE I). At the American Association for the Study of Liver Diseases (AASLD) – The Liver Meeting® in November 2024, we presented new data from our IM-PROVE I Phase 2a clinical trial showing that six doses of imdusiran and 24 weeks of IFN added to ongoing NA therapy led to a functional cure rate of 50% (3/6) in hepatitis B e antigen (HBeAg) negative patients with baseline HBsAg levels less than 1000 IU/

mL, and an overall functional cure rate of 25% (3/12). Additionally, three cHBV patients from other cohorts in the IM-PROVE I clinical trial achieved functional cure. Those patients who achieved a functional cure also seroconverted. These data from the IM-PROVE I trial suggest that the combination of imdusiran, 24 weeks of IFN and NA therapy was generally safe and well-tolerated.
•Imdusiran in combination with VTP-300, Barinthus Biotherapeutics plc’s (Barinthus) HBV immunotherapy, ongoing NA therapy in patients with cHBV infection, including a cohort with the addition of low dose nivolumab (Opdivo®) (IM-PROVE II). At the European Association for the Study of the Liver (EASL) Congress in May 2025, we presented data from this clinical trial showing that 25% (2/8) of the patients with low dose nivolumab added to the treatment regimen and with baseline HBsAg levels less than 1000 IU/mL achieved functional cure. These data from the IM-PROVE II trial suggest that the combination of imdusiran, VTP-300, NA therapy and low dose nivolumab was generally safe and well-tolerated.

Our Product Candidates

Our pipeline consists of two product candidates that are designed to suppress HBV DNA, reduce HBsAg and/or boost HBV-specific immune responses, as follows:

We continue to explore pipeline opportunities in the form of potential strategic alliances.

RNAi therapeutic (imdusiran, AB-729)

RNAi therapeutics represent a significant advancement in drug development. RNAi therapeutics utilize a natural pathway within cells to effectively silence genes by eliminating the disease-causing proteins that they code for. We are developing an RNAi therapeutic, imdusiran, that is designed to reduce HBsAg and other HBV antigen expression in people with cHBV infection. Reducing HBsAg is widely believed to be a key prerequisite to enable a patient’s immune system to reawaken and respond against the virus.

Imdusiran has the following advantages over other RNAi therapeutics in development for cHBV infection:
–Targeted to hepatocytes using our proprietary covalently conjugated GalNAc delivery technology which provides highly efficient liver-targeted uptake and enables subcutaneous dosing.
–Unique nucleotide sequence that is single trigger and targets all HBV transcripts including HBx from cccDNA and integrated HBV DNA.
–Specific chemical modifications and unique asymmetric RNA structure that reduces off-target effects while maintaining/enhancing potency and providing durable liver exposure and in vivo efficacy.

–Delivered at a lower dose and less frequently.
–Immune activation properties with HBV-specific T-cell immune restoration and a decrease in exhausted T-cells in key responder patients.
–In combination with IFN and NA therapy, has achieved the highest functional cure rates in cHBV patients to date with a 50% (3/6) functional cure rate in patients with HBsAg<1000 IU/mL at baseline.
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

Select key data from 12 patients in Cohort A1 of this Phase 2a clinical trial who received 6 doses of imdusiran, 24 weeks of IFN and ongoing NA therapy, as presented at the AASLD – The Liver Meeting in November 2024, include:

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

IM-PROVE II Phase 2a proof-of-concept clinical trial evaluating imdusiran in combination with Barinthus’ VTP-300

Through a clinical collaboration agreement with Barinthus that we entered into in July 2021, we have completed enrollment in IM-PROVE II, a Phase 2a proof-of-concept clinical trial evaluating the safety, antiviral activity and immunogenicity of a combination treatment with Barinthus’ VTP-300, an HBV immunotherapy, administered after imdusiran in patients with cHBV infection. The initial trial design enrolled 40 NA-suppressed, HBeAg negative or positive, non-cirrhotic cHBV infected patients. The primary objective of this trial was to initially lower HBsAg levels with imdusiran and then administer VTP-300 as an immunomodulator to promote anti-HBV immune reawakening. All patients received imdusiran (60mg every 8 weeks, 4 doses) plus NA therapy for 24 weeks. After week 24, treatment with imdusiran was stopped. Patients continued only on NA therapy and were randomized to receive VTP-300 or placebo at week 26 and week 30. At week 48, all patients were evaluated for eligibility to discontinue NA therapy and are being followed for an additional 24 to 48 weeks. Subsequently, we amended the IM-PROVE II clinical trial protocol to include another cohort that received imdusiran, VTP-300, NA therapy and low dose nivolumab, an approved PD-1 inhibitor in oncology. In this additional cohort, patients received imdusiran (60mg every 8 weeks, 4 doses) plus NA therapy for 24 weeks, followed by administration of VTP-300 plus up to two low doses of nivolumab while remaining on NA therapy. At week 48, all patients were evaluated for eligibility to discontinue NA therapy, and are being followed for an additional 24 to 48 weeks.

The cohort that included low dose nivolumab was the best performing cohort in the IM-PROVE II clinical trial. At the AASLD – The Liver Meeting in November 2024, we presented data from this clinical trial showing that the addition of low dose nivolumab increased rates of HBsAg loss in cHBV patients and that 23% (3/13) of patients who received the treatment regimen with low dose nivolumab achieved HBsAg loss by week 48. At the EASL Congress in May 2025, we presented data showing that 25% (2/8) of patients with low dose nivolumab added to the treatment regimen and with baseline HBsAg<1000 IU/mL achieved functional cure. Treatment with imdusiran, VTP-300, NA therapy and low dose nivolumab in this clinical trial was generally safe and well-tolerated. There were no serious adverse events, Grade 3 or 4 adverse events, immune-related adverse events, or discontinuations due to adverse events.

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

Part 1 of this clinical trial enrolled five sequential cohorts of eight healthy subjects each (6 active: 2 placebo) receiving a single dose of AB-101 at increasing dose levels. In Part 1, all five evaluable subjects in the 40mg cohort showed evidence of 100% receptor occupancy. Part 2 of this clinical trial enrolled three sequential cohorts of ten healthy subjects that each received 10, 25 or 40mg of AB-101 (8 active: 2 placebo) daily for seven days. In Part 2, all subjects in the 40mg cohort showed evidence of high receptor occupancy between 74-100%, with six of the eight subjects demonstrating 100% receptor occupancy during the seven-day dosing period. Across Parts 1 and 2, eleven of the thirteen evaluable healthy subjects that received either single or multiple doses of 40mg of AB-101 achieved 100% receptor occupancy. The data from Part 1 and Part 2 showed that AB-101 was well-tolerated with evidence of high receptor occupancy.

We have moved into Part 3 of this clinical trial which evaluates repeat doses of AB-101 for 28 days in patients with cHBV. At the EASL Congress in May 2025, we presented data showing that a single dose of 10mg of AB-101 for 28 days in cHBV patients was well tolerated with PD-L1 receptor occupancy similar to that seen in healthy subjects at this dose. Treatment with AB-101 in Part 3 of this clinical trial was generally safe and well-tolerated. There were no serious adverse events or early discontinuations due to AB-101 and no evidence of liver dysfunction to date. Part 3 of this clinical trial is ongoing.

Other Collaborations, Royalty Entitlements and Intellectual Property Litigation

Collaboration with Qilu Pharmaceutical Co., Ltd. (Qilu)

In December 2021, we entered into a technology transfer and license agreement (the Qilu License Agreement) with Qilu, pursuant to which we granted Qilu a sublicensable, royalty-bearing license, under certain intellectual property owned by us, which was non-exclusive as to development and manufacturing and exclusive with respect to commercialization of imdusiran, including pharmaceutical products that include imdusiran, for the treatment or prevention of hepatitis B in China, Hong Kong, Macau and Taiwan (Greater China and Taiwan).

In partial consideration for the rights granted by us, Qilu paid us a one-time upfront cash payment of $40 million on January 5, 2022 and agreed to pay us up to $245 million, net of withholding taxes, upon the achievement of certain technology transfer, development, regulatory and commercialization milestones. Qilu also agreed to pay us double-digit royalties into the low twenties percent based upon annual net sales of imdusiran in Greater China and Taiwan. The royalties were to be payable on a product-by-product and region-by-region basis, subject to certain limitations.

Qilu was responsible for all costs related to developing, obtaining regulatory approval for, and commercializing imdusiran for the treatment or prevention of hepatitis B in Greater China and Taiwan. Qilu was required to use commercially reasonable efforts to develop, seek regulatory approval for, and commercialize at least one imdusiran product candidate in Greater China and Taiwan. A joint development committee was established between us and Qilu to coordinate and review the development, manufacturing and commercialization plans. Both parties also entered into a supply agreement and related quality agreement pursuant to which we would manufacture and supply Qilu with all quantities of imdusiran necessary for Qilu to develop and commercialize in Greater China and Taiwan until we had completed manufacturing technology transfer to Qilu and Qilu had received all approvals required for it or its designated contract manufacturing organization to manufacture imdusiran in Greater China and Taiwan.

Concurrent with the execution of the Qilu License Agreement, we entered into a Share Purchase Agreement (the Share Purchase Agreement) with Anchor Life Limited, a company established pursuant to the applicable laws and regulations of Hong Kong and an affiliate of Qilu (the Investor), pursuant to which the Investor purchased 3,579,952 of our common shares at a purchase price of USD $4.19 per share, which was a 15% premium on the thirty-day average closing price of our common shares as of the close of trading on December 10, 2021 (the Share Transaction). We received $15.0 million of gross proceeds from the Share Transaction on January 6, 2022. The common shares sold to the Investor in the Share Transaction represented approximately 2.5% of our common shares outstanding immediately prior to the execution of the Share Purchase Agreement.

In June 2025, we and Qilu mutually agreed to conclude our strategic partnership and terminate the Qilu License Agreement and related agreements, and we now once again hold global rights for imdusiran. As no obligations remain under the Qilu License Agreement, we recognized all previously deferred revenue in the second quarter of 2025.

Alnylam Pharmaceuticals, Inc. (Alnylam) and Acuitas Therapeutics, Inc. (Acuitas)

We have two royalty entitlements to global net sales of ONPATTRO® (Patisiran) (ONPATTRO), an RNA interference therapeutic currently being sold by Alnylam.

In 2012, we entered into a license agreement with Alnylam that entitles Alnylam to develop and commercialize products with our LNP delivery technology. Alnylam’s ONPATTRO, which represents the first approved application of our LNP technology, was approved by the FDA and the European Medicines Agency (EMA) during the third quarter of 2018 and was launched by Alnylam immediately upon approval in the United States. Under the terms of this license agreement, we are entitled to tiered royalty payments on global net sales of ONPATTRO ranging from 1.00% - 2.33% after offsets, with the highest tier applicable to annual net sales above $500 million. This royalty interest was sold to the Ontario Municipal Employees Retirement System (OMERS), effective as of January 1, 2019, for $20 million in gross proceeds before advisory fees. OMERS will retain this entitlement until it has received $30 million in royalties, at which point 100% of this royalty entitlement on future global net sales of ONPATTRO will revert to us. OMERS has assumed the risk of collecting up to $30 million of future royalty payments from Alnylam and we are not obligated to reimburse OMERS if it fails to collect any such future royalties. If this royalty entitlement reverts to us, it has the potential to provide an active royalty stream or to be otherwise monetized again in full or in part. From the inception of the royalty sale through June 30, 2025, an aggregate of $25.9 million of royalties have been earned by OMERS.

We also have rights to a second royalty interest ranging from 0.75% to 1.125% on global net sales of ONPATTRO, with 0.75% applying to sales greater than $500 million, originating from a settlement agreement and subsequent license agreement with Acuitas. This royalty entitlement from Acuitas has been retained by us and was not part of the royalty entitlement sale to OMERS.

Genevant Sciences, Ltd.

In April 2018, we entered into an agreement with Roivant Sciences Ltd. (Roivant), our largest shareholder, to launch Genevant Sciences Ltd., a company focused on nucleic acid- and gene editing-based therapeutics enabled by our LNP and ligand conjugate delivery technologies. We licensed rights to our LNP and ligand conjugate delivery platforms to Genevant outside of HBV, except to the extent certain rights had already been licensed to other third parties (the Genevant License). We retained all rights to our LNP and conjugate delivery platforms for HBV.

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

Notwithstanding the preceding, in March 2025, we and Genevant agreed that we would be entitled to any award of damages in (or any proceeds of settlement of) certain pending patent litigation against Moderna and certain affiliates that specifically accuses Moderna of infringement related to Moderna’s vaccine for RSV known as mRESVIA™, and that, in the event there is no such specific allocation to mRESVIA in such award or settlement, the parties will discuss an appropriate allocation in good faith.

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

As of June 30, 2025, we owned approximately 16% of the common equity of Genevant and the carrying value of our investment in Genevant was zero. Our entitlement to receive future royalties or sublicensing revenue from Genevant was not impacted by the recapitalization.

Patent Infringement Litigation vs. Moderna

United States:

On February 28, 2022, we and Genevant filed a lawsuit in the U.S. District Court for the District of Delaware against Moderna, Inc. and a Moderna affiliate (collectively, Moderna) seeking damages for infringement of U.S. Patent Nos. 8,058,069, 8,492,359, 8,822,668, 9,364,435, 9,504,651, and 11,141,378 in the manufacture and sale of MRNA-1273, Moderna’s vaccine for COVID-19. The patents relate to nucleic acid-lipid particles and lipid vesicles, as well as compositions and methods for their use. In the lawsuit, we seek fair compensation for Moderna’s use of our patented technology that was developed with great effort and at great expense, without which Moderna’s COVID-19 vaccine would not have been successful. In May 2022, Moderna filed a partial motion to dismiss the claims “relating to Moderna’s sale and provision of COVID-19 vaccine doses to the U.S. Government” and argued that U.S. taxpayers, not Moderna, are financially liable for any infringement by Moderna of our patents. In November 2022, the court issued an Order denying Moderna’s motion. In February 2023, the U.S. Department of Justice filed a Statement of Interest in the action. Subsequently in February 2023, the court held a hearing and directed the parties and the U.S. Government to submit letters regarding the impact of the Government’s Statement of Interest on Moderna’s motion to dismiss. In March 2023, the court reaffirmed its denial of Moderna’s motion to dismiss. The claim construction hearing was held in February 2024, and in April 2024, the court issued its opinion regarding the claims construction. The court agreed with both of our positions regarding the Composition of Total Lipid (’069) Patent that: (i) the claimed molar percentage (mol. %) ranges can be met by any particle and is not limited to “finished” particles that are not subjected to further process steps; and (ii) that the claimed mol. % ranges include standard variation based on the number of significant figures recited in the claim. The court also agreed with our position regarding the Cationic Lipid with Protonatable Tertiary Amine (’378) Patent that there is no limitation as to the mol. % of the claimed cationic lipid. Regarding the Encapsulation of mRNA (’651) Patent, the court held that “wherein at least 70% / at least 80% / about 90% of the mRNA in the formulation is fully encapsulated in the lipid vesicles” means “wherein at least 70% / at least 80% / about 90% of the mRNA is fully, as distinct from partially, contained inside the lipid vesicles”. Fact discovery has been completed, and expert discovery is concluding. The summary judgment phase of the case began in July 2025 and a jury trial is scheduled to be held in March 2026. Additionally, in July 2025, the case was reassigned to a different judge in the same court.

International:

On March 3, 2025, we and Genevant filed five international lawsuits against Moderna seeking to enforce patents protecting our patented lipid nanoparticle technology. These five lawsuits target alleged infringing activities by Moderna in 30 countries, including Austria, Belgium, Bulgaria, Canada, Denmark, Estonia, Finland, France, Germany, Greece, Hungary, Iceland, Ireland, Italy, Japan, Latvia, Lithuania, Luxembourg, Malta, Monaco, Netherlands, Norway, Poland, Portugal, Romania, Slovenia, Spain, Sweden, Switzerland/Liechtenstein, and Turkey. We and Genevant are seeking monetary relief and injunctions against the continued manufacture and sale of Moderna’s COVID-19 vaccine and, in the Unified Patent Court, additional Moderna products, which Moderna has represented use the same lipid nanoparticle technology as the COVID-19 vaccine, including its RSV vaccine. Where permitted to do so at this stage, we and Genevant submitted evidence from testing of commercial Moderna product samples sourced from the U.S. and European Union indicating the samples contain lipid nanoparticles falling under the protective scope of the claims of our lipid composition patents. The five international lawsuits are as follows:
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

The five complaints have been or are being served on Moderna pursuant to the service of process rules of the respective courts. Moderna and/or its affiliates have responded to the lawsuits in Japan, Switzerland and the Unified Patent Court, and the first major hearings are expected to occur in the first half of calendar year 2026.

Patent Infringement Litigation vs. Pfizer and BioNTech

On April 4, 2023, we and Genevant filed a lawsuit in the U.S. District Court for the District of New Jersey against Pfizer Inc. (Pfizer) and BioNTech SE (BioNTech) seeking damages for infringement of U.S. Patent Nos. 9,504,651; 8,492,359; 11,141,378; 11,298,320; and 11,318,098 in the manufacture and sale of any COVID-19 mRNA-LNP vaccines. The patents relate to nucleic acid-lipid particles and their composition, manufacture, delivery and methods of use. In the lawsuit, we seek fair compensation for Pfizer’s and BioNTech’s use of our patented technology that was developed with great effort and at great expense, without which their COVID-19 mRNA-LNP vaccines would not have been successful. The claim construction hearing occurred in December 2024, and fact discovery is ongoing. The court has not provided guidance for the timing of its ruling in the claim construction hearing, which could potentially come in 2025.

Moderna and Merck European Oppositions

On April 5, 2018, Moderna and Merck, Sharp & Dohme Corporation (Merck) filed Notices of Opposition to Arbutus’ European patent EP 2279254 (the ’254 Patent) with the European Patent Office (EPO), requesting that the ’254 Patent be revoked in its entirety for all contracting states. We filed a response to Moderna and Merck’s oppositions in September 2018 and a hearing was conducted before the Opposition Division of the EPO in October 2019. At the conclusion of the hearing, the EPO upheld an auxiliary request adopting the amendment, as put forth by us, of certain claims of the ’254 Patent. In February 2020, Moderna and Merck filed Notices of Appeal challenging the EPO’s grant of the auxiliary request. We filed our responses to the appeals in September 2020. In March 2022, Moderna filed further written submissions to which we and Genevant responded in August 2022. In April 2023, we and Genevant withdrew our auxiliary request, however, the original (main) request remains in the action. We and Moderna informed the Board of Appeals that we would not object to a remittance of the matter without a hearing to the Opposition Division of the EPO. The hearing in this matter before the Board of Appeals was subsequently cancelled and resubmitted to the Opposition Division (i.e., lower board) of the EPO. In October 2023, the Opposition Division issued a summons for oral proceedings and provided its preliminary and non-binding opinion on the subject matter to be discussed at the hearing. In November 2023, we responded to the summons and in January 2024, Moderna and Merck filed their reply to the written opinion of the Opposition Division, as well as to our written submission from November 2023. We responded to Moderna and Merck’s reply in April 2024. Oral proceedings were held in June 2024, and the Opposition Division upheld the ’254 Patent but declined our and Genevant’s request to broaden certain claims in the ’254 Patent. Both parties appealed the Opposition Division’s decision and in March 2025, the Board of Appeals scheduled oral proceedings for January 2026.

On April 29, 2025, Moderna filed a revocation action on EPO patent EP 4 241 767 (the ’767 patent) with the EPO, requesting that the patent be revoked in its entirety for all contracting states. Moderna submitted its opposition brief in July 2025 and we are currently preparing our response.

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

RESULTS OF OPERATIONS

The following summarizes the results of our operations for the periods shown:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in thousands)
Total revenue	$10,739	$1,726	$12,503	$3,258
Operating expenses	9,251	23,309	36,714	44,204
Gain (loss) from operations	1,488	(21,583)	(24,211)	(40,946)
Other income	1,035	1,787	2,208	3,275
Net income (loss)	$2,523	$(19,796)	$(22,003)	$(37,671)

Revenue

Revenues are summarized in the following tables:

	Three Months Ended June 30,
	2025	% of Total	2024	% of Total
	(in thousands, except percentages)
Revenue from collaborations and licenses
Royalties from sales of ONPATTRO	$591	6%	$642	37%
Qilu Pharmaceutical Co., Ltd.	9,622	90%	513	30%
Non-cash royalty revenue
Royalties from sales of ONPATTRO	526	5%	571	33%
Total revenue	$10,739	100%	$1,726	100%

	Six Months Ended June 30,
	2025	% of Total	2024	% of Total
	(in thousands, except percentages)
Revenue from collaborations and licenses
Royalties from sales of ONPATTRO	$1,095	9%	$1,337	41%
Qilu Pharmaceutical Co., Ltd.	10,434	83%	757	23%
Non-cash royalty revenue
Royalties from sales of ONPATTRO	974	8%	1,164	36%
Total revenue	$12,503	100%	$3,258	100%

Total revenue increased $9.0 million and $9.2 million for the three and six months ended June 30, 2025, respectively, compared to the same periods in 2024, due primarily to recognizing all $9.6 million of previously deferred revenue upon the conclusion of our strategic partnership with Qilu in June 2025, partially offset by a decrease in license royalty revenue from Alnylam and Acuitas due to lower sales of ONPATTRO in the 2025 periods compared to the 2024 periods.

Operating expenses

Operating expenses are summarized in the following tables:

	Three Months Ended June 30,
	2025	% of Total	2024	% of Total
	(in thousands, except percentages)
Research and development	$5,498	59%	$15,551	67%
General and administrative	3,328	36%	7,547	32%
Change in fair value of contingent consideration	260	3%	211	1%
Restructuring costs	165	2%	—	—%
Total operating expenses	$9,251	100%	$23,309	100%

	Six Months Ended June 30,
	2025	% of Total	2024	% of Total
	(in thousands, except percentages)
Research and development	$14,457	39%	$30,954	70%
General and administrative	9,160	25%	12,859	29%
Change in fair value of contingent consideration	559	2%	391	1%
Restructuring costs	12,538	34%	—	—%
Total operating expenses	$36,714	100%	$44,204	100%

Research and development

Research and development expenses consist primarily of personnel expenses, fees paid to clinical research organizations and contract manufacturers, consumables and materials, consulting, and other third-party expenses to support our clinical and preclinical activities, as well as a portion of stock-based compensation and general overhead costs.

Research and development expenses decreased $10.1 million and $16.5 million for the three and six months ended June 30, 2025, respectively, compared to the same periods in 2024. The decrease was due primarily to our decision in the third quarter of 2024 to cease all discovery efforts, discontinue our IM-PROVE III clinical trial and implement a 40% reduction in our workforce to streamline the organization to focus our efforts on advancing the clinical development of imdusiran and AB-101.

A significant portion of our research and development expenses are not tracked by project as they benefit multiple projects or our technology platform and because our most-advanced programs are not yet in late-stage clinical development.

General and administrative

General and administrative expenses decreased $4.2 million and $3.7 million for the three and six months ended June 30, 2025, respectively, as compared to the same periods in 2024, due primarily to a decrease in employee compensation-related expenses and a decrease in litigation-related legal fees.

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

Restructuring

In March 2025, our Board took action to reduce our workforce by 57%. The Board also decided to exit our corporate headquarters in Warminster, Pennsylvania and to discontinue in-house scientific research. In connection with these actions, we incurred a one-time restructuring charge in the first quarter of 2025 of $12.4 million, which includes approximately $6.0 million of cash severance and continued benefits paid, $2.3 million of non-cash expense related to the modification of equity awards, non-cash impairment charges for leasehold improvements and laboratory equipment of $1.9 million and $0.9 million, respectively, $0.9 million related to impairment of the right-of-use asset associated with the lease of our corporate headquarters and a $0.4 million accrual of lease-related operating expenses.

During the three months ended June 30, 2025, we recorded an additional $0.2 million of restructuring costs related to severance and benefits. As of June 30, 2025, there was $0.4 million of accrued restructuring costs for severance payments and a $0.3 million accrual of lease-related operating expenses included in accounts payable and accrued liabilities.

Other income (loss)

The components of our other income (loss) are summarized in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in thousands)
Interest income	$1,042	$1,829	$2,239	$3,374
Interest expense	(28)	(34)	(56)	(78)
Foreign exchange gain (loss)	21	(8)	25	(21)
Total other income	$1,035	$1,787	$2,208	$3,275

Interest income

The decrease in interest income for the three and six months ended June 30, 2025 compared to the same periods in 2024 was due primarily to less interest earned on our cash and investment balances due to a lower average balance and a general decrease in market interest rates.

Interest expense

Interest expense for the three and six months ended June 30, 2025 and 2024 consisted primarily of non-cash amortization of discount and issuance costs related to the sale of a portion of our ONPATTRO royalty interest to OMERS in July 2019. The decrease is related to the declining balance of the unamortized discount and issuance costs.

LIQUIDITY AND CAPITAL RESOURCES

The following table summarizes our cash flow activities for the periods indicated:

	Six Months Ended June 30,
	2025	2024
	(in thousands)
Net loss	$(22,003)	$(37,671)
Non-cash items	5,834	3,973
Change in deferred license revenue	(10,434)	(757)
Net change in other operating items	(2,537)	656
Net cash used in operating activities	(29,140)	(33,799)
Net cash provided by investing activities	26,960	21,523
Issuance of common shares pursuant to the Open Market Sale Agreement	—	44,124
Cash provided by other financing activities	3,237	4,676
Net cash provided by financing activities	3,237	48,800
Effect of foreign exchange rate changes on cash and cash equivalents	25	(21)
Increase in cash and cash equivalents	1,082	36,503
Cash and cash equivalents, beginning of period	36,330	26,285
Cash and cash equivalents, end of period	$37,412	$62,788

Since our incorporation, we have financed our operations through sales of equity, debt, revenues from research and development collaborations and licenses with corporate partners, royalty monetization, interest income on funds available for investment, and government contracts, grants and tax credits.

For the six months ended June 30, 2025, $29.1 million of cash was used in operating activities compared to $33.8 million used in operating activities for the six months ended June 30, 2024, a decrease of $4.7 million. The decrease was due primarily to our decisions to cease all discovery efforts, discontinue our IM-PROVE III clinical trial, and decrease our workforce to further streamline the organization to focus our efforts on advancing the clinical development of imdusiran and AB-101.

For the six months ended June 30, 2025, net cash provided by investing activities was $27.0 million, resulting primarily from maturities of investments in marketable securities of $90.2 million, partially offset by additional investments in marketable securities of $63.2 million. For the six months ended June 30, 2024, net cash provided by investing activities was $21.5 million, which resulted primarily from maturities of investments in marketable securities of $79.6 million, partially offset by additional investments in marketable securities of $58.0 million.

For the six months ended June 30, 2025, net cash provided by financing activities was $3.2 million, which was primarily related to $3.1 million in proceeds from the issuance of common shares pursuant to the exercise of stock options. For the six months ended June 30, 2024, net cash provided by financing activities was $48.8 million, which included $44.1 million in proceeds from sales of common shares pursuant to the Sale Agreement (as defined below) and $4.5 million in proceeds from the issuance of common shares pursuant to the exercise of stock options.

Sources of Liquidity

As of June 30, 2025, we had cash, cash equivalents and investments in marketable securities of $98.1 million. We had no outstanding debt as of June 30, 2025.

Open Market Sale Agreement

Effective March 26, 2025, we terminated our Open Market Sale Agreement with Jefferies dated December 20, 2018, as amended (the Sale Agreement), under which we could offer and sell common shares, from time to time.

Prior to the termination of the Sale Agreement, we did not issue any common shares pursuant to the Sale Agreement during the six months ended June 30, 2025. For the six months ended June 30, 2024, we issued 16,499,999 common shares pursuant to the Sale Agreement, resulting in net proceeds of approximately $44.1 million.

Royalty Entitlements

We have a royalty entitlement on ONPATTRO, a drug developed by Alnylam that incorporates our LNP technology and was approved by the FDA and the EMA during the third quarter of 2018 and was launched by Alnylam immediately upon approval in the United States. In July 2019, we sold a portion of this royalty interest to OMERS, effective as of January 1, 2019, for $20 million in gross proceeds before advisory fees. OMERS will retain this entitlement until it has received $30 million in royalties, at which point 100% of such royalty interest on future global net sales of ONPATTRO will revert to us. OMERS has assumed the risk of collecting up to $30 million of future royalty payments from Alnylam and we are not obligated to reimburse OMERS if it fails to collect any such future royalties. From the inception of the royalty sale through June 30, 2025, we have recorded an aggregate of $25.9 million of non-cash royalty revenue for royalties earned by OMERS. If this royalty entitlement reverts to us, it has the potential to provide an active royalty stream or to be otherwise monetized again in full or in part. In addition to the royalty from the Alnylam LNP license agreement, we are also receiving a second, lower royalty interest on global net sales of ONPATTRO originating from a settlement agreement and subsequent license agreement with Acuitas. The royalty from Acuitas has been retained by us and was not part of the royalty sale to OMERS.

In December 2021, we entered into a technology transfer and exclusive licensing agreement with Qilu pursuant to which we granted Qilu an exclusive (with certain exceptions), sublicensable, royalty-bearing license, under certain intellectual property owned by us, to develop, manufacture and commercialize imdusiran for the treatment or prevention of cHBV infection in Greater China and Taiwan. In partial consideration for the rights granted by us, Qilu paid us a one-time upfront cash payment of $40 million and made an equity investment of $15.0 million, both received in January 2022, and agreed to pay us up to $245 million, net of withholding taxes, upon the achievement of certain technology transfer, development, regulatory and commercialization milestones. Qilu also agreed to pay us double digit royalties into the low twenties percent based upon annual net sales of imdusiran in Greater China and Taiwan. In June 2025, we and Qilu mutually agreed to conclude our strategic partnership, and we now once again hold global rights for imdusiran.

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

ITEM 4.      CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2025. The term “disclosure controls and procedures”, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure, particularly during the period in which this Quarterly Report on Form 10-Q was being prepared. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their desired objectives, and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2025, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a–15(f) and 15d–15(f) under the Exchange Act) during the three months ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.       LEGAL PROCEEDINGS

Patent Infringement Litigation vs. Moderna

United States:

On February 28, 2022, we and Genevant filed a lawsuit in the U.S. District Court for the District of Delaware against Moderna, Inc. and a Moderna affiliate (collectively, Moderna) seeking damages for infringement of U.S. Patent Nos. 8,058,069, 8,492,359, 8,822,668, 9,364,435, 9,504,651, and 11,141,378 in the manufacture and sale of MRNA-1273, Moderna’s vaccine for COVID-19. The patents relate to nucleic acid-lipid particles and lipid vesicles, as well as compositions and methods for their use. In the lawsuit, we seek fair compensation for Moderna’s use of our patented technology that was developed with great effort and at great expense, without which Moderna’s COVID-19 vaccine would not have been successful. In May 2022, Moderna filed a partial motion to dismiss the claims “relating to Moderna’s sale and provision of COVID-19 vaccine doses to the U.S. Government” and argued that U.S. taxpayers, not Moderna, are financially liable for any infringement by Moderna of our patents. In November 2022, the court issued an Order denying Moderna’s motion. In February 2023, the U.S. Department of Justice filed a Statement of Interest in the action. Subsequently in February 2023, the court held a hearing and directed the parties and the U.S. Government to submit letters regarding the impact of the Government’s Statement of Interest on Moderna’s motion to dismiss. In March 2023, the court reaffirmed its denial of Moderna’s motion to dismiss. The claim construction hearing was held in February 2024, and in April 2024, the court issued its opinion regarding the claims construction. The court agreed with both of our positions regarding the Composition of Total Lipid (’069) Patent that: (i) the claimed molar percentage (mol. %) ranges can be met by any particle and is not limited to “finished” particles that are not subjected to further process steps; and (ii) that the claimed mol. % ranges include standard variation based on the number of significant figures recited in the claim. The court also agreed with our position regarding the Cationic Lipid with Protonatable Tertiary Amine (’378) Patent that there is no limitation as to the mol. % of the claimed cationic lipid. Regarding the Encapsulation of mRNA (’651) Patent, the court held that “wherein at least 70% / at least 80% / about 90% of the mRNA in the formulation is fully encapsulated in the lipid vesicles” means “wherein at least 70% / at least 80% / about 90% of the mRNA is fully, as distinct from partially, contained inside the lipid vesicles”. Fact discovery has been completed, and expert discovery is concluding. The summary judgment phase of the case began in July 2025 and a jury trial is scheduled to be held in March 2026. Additionally, in July 2025, the case was reassigned to a different judge in the same court.

International:

On March 3, 2025, we and Genevant filed five international lawsuits against Moderna seeking to enforce patents protecting our patented lipid nanoparticle technology. These five lawsuits target alleged infringing activities by Moderna in 30 countries, including Austria, Belgium, Bulgaria, Canada, Denmark, Estonia, Finland, France, Germany, Greece, Hungary, Iceland, Ireland, Italy, Japan, Latvia, Lithuania, Luxembourg, Malta, Monaco, Netherlands, Norway, Poland, Portugal, Romania, Slovenia, Spain, Sweden, Switzerland/Liechtenstein, and Turkey. We and Genevant are seeking monetary relief and injunctions against the continued manufacture and sale of Moderna’s COVID-19 vaccine and, in the Unified Patent Court, additional Moderna products, which Moderna has represented use the same lipid nanoparticle technology as the COVID-19 vaccine, including its RSV vaccine. Where permitted to do so at this stage, we and Genevant submitted evidence from testing of commercial Moderna product samples sourced from the U.S. and European Union indicating the samples contain lipid nanoparticles falling under the protective scope of the claims of our lipid composition patents. The five international lawsuits are as follows:
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

The five complaints have been or are being served on Moderna pursuant to the service of process rules of the respective courts. Moderna and/or its affiliates have responded to the lawsuits in Japan, Switzerland and the Unified Patent Court, and the first major hearings are expected to occur in the first half of calendar year 2026.

Patent Infringement Litigation vs. Pfizer and BioNTech

On April 4, 2023, we and Genevant filed a lawsuit in the U.S. District Court for the District of New Jersey against Pfizer Inc. (Pfizer) and BioNTech SE (BioNTech) seeking damages for infringement of U.S. Patent Nos. 9,504,651; 8,492,359; 11,141,378; 11,298,320; and 11,318,098 in the manufacture and sale of any COVID-19 mRNA-LNP vaccines. The patents relate to nucleic acid-lipid particles and their composition, manufacture, delivery and methods of use. In the lawsuit, we seek fair compensation for Pfizer’s and BioNTech’s use of our patented technology that was developed with great effort and at great expense, without which their COVID-19 mRNA-LNP vaccines would not have been successful. The claim construction hearing occurred in December 2024, and fact discovery is ongoing. The court has not provided guidance for the timing of its ruling in the claim construction hearing, which could potentially come in 2025.

Moderna and Merck European Oppositions

On April 5, 2018, Moderna and Merck, Sharp & Dohme Corporation (Merck) filed Notices of Opposition to Arbutus’ European patent EP 2279254 (the ’254 Patent) with the European Patent Office (EPO), requesting that the ’254 Patent be revoked in its entirety for all contracting states. We filed a response to Moderna and Merck’s oppositions in September 2018 and a hearing was conducted before the Opposition Division of the EPO in October 2019. At the conclusion of the hearing, the EPO upheld an auxiliary request adopting the amendment, as put forth by us, of certain claims of the ’254 Patent. In February 2020, Moderna and Merck filed Notices of Appeal challenging the EPO’s grant of the auxiliary request. We filed our responses to the appeals in September 2020. In March 2022, Moderna filed further written submissions to which we and Genevant responded in August 2022. In April 2023, we and Genevant withdrew our auxiliary request, however, the original (main) request remains in the action. We and Moderna informed the Board of Appeals that we would not object to a remittance of the matter without a hearing to the Opposition Division of the EPO. The hearing in this matter before the Board of Appeals was subsequently cancelled and resubmitted to the Opposition Division (i.e., lower board) of the EPO. In October 2023, the Opposition Division issued a summons for oral proceedings and provided its preliminary and non-binding opinion on the subject matter to be discussed at the hearing. In November 2023, we responded to the summons and in January 2024, Moderna and Merck filed their reply to the written opinion of the Opposition Division, as well as to our written submission from November 2023. We responded to Moderna and Merck’s reply in April 2024. Oral proceedings were held in June 2024, and the Opposition Division upheld the ’254 Patent but declined our and Genevant’s request to broaden certain claims in the ’254 Patent. Both parties appealed the Opposition Division’s decision and in March 2025, the Board of Appeals scheduled oral proceedings for January 2026.

On April 29, 2025, Moderna filed a revocation action on EPO patent EP 4 241 767 (the ’767 patent) with the EPO, requesting that the patent be revoked in its entirety for all contracting states. Moderna submitted its opposition brief in July 2025 and we are currently preparing our response.

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

ITEM 2.       UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.       DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.       MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.       OTHER INFORMATION

Trading Plans

During the three months ended June 30, 2025, none of our directors or officers adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” as such terms are defined under Item 408 of Regulation S-K.

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

10.1†+
Termination Agreement, dated June 20, 2025, by and between Arbutus Biopharma Corporation and Qilu Pharmaceutical Co., Ltd. (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on June 25, 2025).

10.2#+
Separation Agreement and General Release, dated effective April 1, 2025, by and between Arbutus Biopharma, Inc. and Karen Sims (incorporated herein by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, filed with the SEC on May 14, 2025).

10.3#+
Separation Agreement and General Release, dated effective April 2, 2025, by and between Arbutus Biopharma, Inc. and David Hastings (incorporated herein by reference to Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, filed with the SEC on May 14, 2025).

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from Arbutus Biopharma Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, formatted in inline XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations; (iii) Condensed Consolidated Statements of Comprehensive Income (Loss); (iv) Condensed Consolidated Statements of Stockholders’ Equity; (v) Condensed Consolidated Statements of Cash Flows; and (vi) Notes to Condensed Consolidated Financial Statements.

104	Cover page interactive data file (embedded within the inline XBRL document and included in Exhibit 101).

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

# Management Contract or Compensatory Arrangement

+ Certain schedules (or similar attachments) to this agreement have been omitted in accordance with Item 601(a)(5) of Regulation S-K. A copy of any omitted schedules will be furnished supplementally to the SEC upon request.

SIGNATURES
   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 6, 2025.

ARBUTUS BIOPHARMA CORPORATION

By:	/s/ Lindsay Androski
Lindsay Androski
President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Tuan Nguyen
Tuan Nguyen
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)