Form 10-Q
period 2025-09-30
Arbutus Biopharma Corp
filed 2025-11-13
CIK 1447028

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
OR
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
Yes  ☐     No ☒
As of November 11, 2025, the registrant had 192,324,017 common shares, without par value, outstanding.

ARBUTUS BIOPHARMA CORPORATION

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

ARBUTUS BIOPHARMA CORPORATION
Condensed Consolidated Balance Sheets
(Unaudited)
(In thousands of U.S. Dollars, except share amounts)

	September 30, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$22,408	$36,330
Investments in marketable securities, current	71,294	86,293
Accounts receivable	905	2,409
Prepaid expenses and other current assets	2,835	2,284
Total current assets	97,442	127,316
Property and equipment, net of accumulated depreciation and impairment of $13,347 (December 31, 2024: $12,996)	137	3,309
Right of use asset	—	1,048
Other non-current assets	131	34
Total assets	$97,710	$131,707
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued liabilities	$4,653	$7,564
Deferred license revenue, current	—	7,571
Lease liability, current	531	483
Total current liabilities	5,184	15,618
Liability related to sale of future royalties	3,684	4,829
Deferred license revenue, non-current	—	2,863
Contingent consideration	11,052	10,225
Lease liability, non-current	391	806
Total liabilities	20,311	34,341
Stockholders’ equity
Common shares
Authorized: unlimited number without par value
Issued and outstanding: 191,953,665 (December 31, 2024: 189,963,492)	1,418,560	1,410,025
Additional paid-in capital	83,285	82,048
Deficit	(1,376,317)	(1,346,572)
Accumulated other comprehensive loss	(48,129)	(48,135)
Total stockholders’ equity	77,399	97,366
Total liabilities and stockholders’ equity	$97,710	$131,707

See accompanying notes to the condensed consolidated financial statements.

ARBUTUS BIOPHARMA CORPORATION
Condensed Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)
(In thousands of U.S. Dollars, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue
Collaborations and licenses	$280	$767	$11,809	$2,861
Non-cash royalty revenue	249	572	1,223	1,736
Total Revenue	529	1,339	13,032	4,597
Operating expenses
Research and development	5,778	14,273	20,235	45,227
General and administrative	3,044	4,537	12,204	17,396
Change in fair value of contingent consideration	268	344	827	735
Restructuring costs	98	3,625	12,636	3,625
Total operating expenses	9,188	22,779	45,902	66,983
Loss from operations	(8,659)	(21,440)	(32,870)	(62,386)
Other income
Interest income	952	1,747	3,191	5,121
Interest expense	(23)	(29)	(79)	(107)
Foreign exchange (loss) gain	(12)	5	13	(16)
Total other income	917	1,723	3,125	4,998
Net loss	$(7,742)	$(19,717)	$(29,745)	$(57,388)
Net loss per common share
Basic and diluted	$(0.04)	$(0.10)	$(0.16)	$(0.31)
Weighted average number of common shares
Basic and diluted	191,778,950	188,997,194	191,347,969	184,244,819
Comprehensive loss
Unrealized gain on available-for-sale securities	$58	$218	$6	$331
Comprehensive loss	$(7,684)	$(19,499)	$(29,739)	$(57,057)

See accompanying notes to the condensed consolidated financial statements.

ARBUTUS BIOPHARMA CORPORATION
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)
(In thousands of U.S. Dollars, except share amounts)

	Common Shares
	Number of Shares	Share Capital	Additional Paid-In Capital	Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Balance December 31, 2024	189,963,492	$1,410,025	$82,048	$(1,346,572)	$(48,135)	$97,366
Stock-based compensation expense	—	—	3,564	—	—	3,564
Issuance of common shares pursuant to exercise of options	892,857	4,616	(1,963)	—	—	2,653
Issuance of common shares pursuant to ESPP	44,541	173	(42)	—	—	131
Issuance of common shares upon vesting of RSUs	580,584	1,518	(1,518)	—	—	—
Unrealized loss on available-for-sale securities	—	—	—	—	(31)	(31)
Net loss	—	—	—	(24,526)	—	(24,526)
Balance March 31, 2025	191,481,474	$1,416,332	$82,089	$(1,371,098)	$(48,166)	$79,157
Stock-based compensation expense	—	—	864	—	—	864
Issuance of common shares pursuant to exercise of options	160,037	778	(325)	—	—	453
Unrealized loss on available-for-sale securities	—	—	—	—	(21)	(21)
Net income	—	—	—	2,523	—	2,523
Balance June 30, 2025	191,641,511	$1,417,110	$82,628	$(1,368,575)	$(48,187)	$82,976
Stock-based compensation expense	—	—	1,263	—	—	1,263
Issuance of common shares pursuant to exercise of options	296,202	1,371	(577)	—	—	794
Issuance of common shares pursuant to ESPP	15,952	79	(29)	—	—	50
Unrealized gain on available-for-sale securities	—	—	—	—	58	58
Net loss	—	—	—	(7,742)	—	(7,742)
Balance September 30, 2025	191,953,665	$1,418,560	$83,285	$(1,376,317)	$(48,129)	$77,399

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

ARBUTUS BIOPHARMA CORPORATION
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands of U.S. Dollars)

	Nine Months Ended September 30,
	2025	2024
OPERATING ACTIVITIES
Net loss	$(29,745)	$(57,388)
Non-cash items:
Depreciation	352	1,047
Loss on impairment of leasehold improvements and lab equipment	2,811	167
Stock-based compensation expense	5,691	7,354
Change in fair value of contingent consideration	827	735
Non-cash royalty revenue	(1,223)	(1,736)
Non-cash interest expense	78	98
Net accretion and amortization of investments in marketable securities	(1,927)	(2,212)
Net change in operating items:
Accounts receivable	1,504	168
Prepaid expenses and other assets	400	1,145
Accounts payable and accrued liabilities	(2,911)	(2,727)
Change in deferred license revenue	(10,434)	(880)
Other liabilities	(380)	(306)
Net cash used in operating activities	(34,957)	(54,535)
INVESTING ACTIVITIES
Purchase of investments in marketable securities	(114,514)	(98,318)
Proceeds from sale of property and equipment	9	—
Disposition of investments in marketable securities	131,446	107,951
Acquisition of property and equipment	—	(96)
Net cash provided by investing activities	16,941	9,537
FINANCING ACTIVITIES
Issuance of common shares pursuant to the Open Market Sale Agreement	—	44,124
Issuance of common shares pursuant to exercise of stock options	3,900	6,055
Issuance of common shares pursuant to ESPP	181	396
Net cash provided by financing activities	4,081	50,575
Effect of foreign exchange rate changes on cash and cash equivalents	13	(16)
(Decrease) / Increase in cash and cash equivalents	(13,922)	5,561
Cash and cash equivalents, beginning of period	36,330	26,285
Cash and cash equivalents, end of period	$22,408	$31,846

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

The Company continues to protect and defend its intellectual property, which is the subject of its ongoing lawsuits against Moderna Therapeutics, Inc. (Moderna) and against Pfizer Inc. and BioNTech SE (collectively, Pfizer/BioNTech) for their use of the Company’s patented lipid nanoparticle (LNP) technology in their COVID-19 messenger ribonucleic acid interference (mRNA)-LNP vaccines. With respect to the Moderna lawsuit in the United States, fact discovery, expert discovery and summary judgment briefing have been completed and a trial date has been set for March 2026. In March 2025, the Company, along with Genevant Sciences GmbH and/or its affiliates (collectively, Genevant), filed five international lawsuits against Moderna in connection with the use of the Company’s LNP technology in Moderna’s COVID-19 mRNA-LNP vaccines and, in the Unified Patent Court, also other Moderna products that use the same LNP technology, including Moderna’s respiratory syncytial virus (RSV) vaccines. Public oral hearings for the two cases in the Unified Patent Court are scheduled for May 2026, and the trial in the Canadian case is set to begin in September 2027. With respect to the Pfizer/BioNTech lawsuit, the court issued a claim construction ruling in September 2025, which construed the disputed claim terms in a manner the Company generally considers to be favorable.

Liquidity

At September 30, 2025, the Company had an aggregate of $93.7 million in cash, cash equivalents and investments in marketable securities. The Company had no outstanding debt as of September 30, 2025. The Company believes it has sufficient cash resources to fund its operations for at least the next 12 months.

2.    Significant accounting policies

Basis of presentation and principles of consolidation

These unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial statements and accordingly, do not include all disclosures required for annual financial statements. These statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the year ended December 31, 2024 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024. These unaudited condensed consolidated financial statements include the accounts of Arbutus Biopharma Corporation and its one wholly-owned subsidiary, Arbutus Biopharma, Inc., and reflect, in the opinion of management, all adjustments and reclassifications necessary to fairly present the Company’s financial position as of September 30, 2025 and December 31, 2024, the Company’s results of operations for the three and nine months ended September 30, 2025 and 2024, and the Company’s cash flows for the nine months ended September 30, 2025 and 2024. Such adjustments are of a normal recurring nature. The results of operations for the three and nine months ended September 30, 2025 are not necessarily indicative of the results for the full year. These unaudited condensed consolidated financial statements follow the same significant accounting policies as those described in the notes to the audited consolidated financial statements of the Company for the year ended December 31, 2024, except as described below under the section entitled “Recent Accounting Pronouncements.”

All intercompany balances and transactions have been eliminated.

Net loss per share

Net loss per share is calculated based on the weighted average number of common shares outstanding. Diluted net loss per share does not differ from basic net loss per share for the three and nine months ended September 30, 2025 and 2024 since the effect of including potential common shares would be anti-dilutive as the Company was in a net loss position. For the nine months ended September 30, 2025, potential common shares of 14.9 million pertaining to outstanding stock options and unvested restricted stock units were excluded from the calculation of net loss per share. A total of approximately 18.7 million outstanding stock options and unvested restricted stock units were excluded from the calculation for the nine months ended September 30, 2024.

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

Deferred Revenue

When consideration is received or is unconditionally due from a customer, collaborator or licensee prior to the Company completing its performance obligation to the customer, collaborator or licensee under the terms of a contract, deferred revenue is recorded. Deferred revenue expected to be recognized as revenue within the 12 months following the balance sheet date is classified as a current liability. Deferred revenue not expected to be recognized as revenue within the 12 months following the balance sheet date is classified as a long-term liability. In accordance with ASC Topic 210-20, Balance Sheet - Offsetting (ASC 210-20) the Company’s deferred revenue was offset by a contract asset as further discussed in Note 9.

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

To determine the fair value of the contingent consideration (Note 8), the Company uses a probability weighted assessment of the likelihood the milestones would be met and the estimated timing of such payments, and then the potential contingent payments are discounted to their present value using a probability adjusted discount rate that reflects the early stage nature of the development program, the time to complete the program development, and overall biotech indices. The Company determined the fair value of the contingent consideration was $11.1 million as of September 30, 2025 and the increase of $0.8 million from December 31, 2024 has been recorded as a component of total operating expenses in the condensed consolidated statements of operations and comprehensive income (loss) for the nine months ended September 30, 2025. The assumptions used in the discounted cash flow model are level 3 inputs as defined above. There were no changes in the assumptions as of September 30, 2025 compared to December 31, 2024. The Company assessed the sensitivity of the fair value measurement to changes in these unobservable inputs, and determined that changes within a reasonable range would not result in a materially different assessment of fair value.

The following tables present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis, and indicates the fair value hierarchy of the valuation techniques used to determine such fair value:

	Level 1	Level 2	Level 3	Total
As of September 30, 2025	(in thousands)
Assets
Cash and cash equivalents	$22,408	$—	$—	$22,408
Investments in marketable securities, current	—	71,294	—	71,294
Total	$22,408	$71,294	$—	$93,702
Liabilities
Contingent consideration	$—	$—	$11,052	$11,052
Total	$—	$—	$11,052	$11,052

	Level 1	Level 2	Level 3	Total
As of December 31, 2024	(in thousands)
Assets
Cash and cash equivalents	$36,330	$—	$—	$36,330
Investments in marketable securities, current	—	86,293	—	86,293
Total	$36,330	$86,293	$—	$122,623
Liabilities
Contingent consideration	$—	$—	$10,225	$10,225
Total	$—	$—	$10,225	$10,225

The following table presents the changes in fair value of the Company’s contingent consideration:

	Liability at beginning of the period	Change in fair value of liability	Liability at end of the period
	(in thousands)
Nine Months Ended September 30, 2025	$10,225	$827	$11,052
Nine Months Ended September 30, 2024	$7,600	$735	$8,335

See Note 4 for additional information regarding the fair value of the Company’s investments in marketable securities.

4.    Investments in marketable securities

Investments in marketable securities consisted of the following:

	Amortized Cost	Gross Unrealized Gain(1)	Gross Unrealized Loss(1)	Fair Value
As of September 30, 2025	(in thousands)
Cash equivalents
Money market funds	$7,838	$—	$—	$7,838
Total	$7,838	$—	$—	$7,838
Investments in marketable short-term securities
US corporate bonds	$3,059	$3	$—	$3,062
US treasury bills	37,981	31	(1)	38,011
US government bonds	30,197	27	(3)	30,221
Total	$71,237	$61	$(4)	$71,294

(1) Gross unrealized gain (loss) is pre-tax and is reported in accumulated other comprehensive income (loss).

	Amortized Cost	Gross Unrealized Gain(1)	Gross Unrealized Loss(1)	Fair Value
As of December 31, 2024	(in thousands)
Cash equivalents
Money market funds	$29,533	$—	$—	$29,533
Total	$29,533	$—	$—	$29,533
Investments in marketable short-term securities
US corporate bonds	$30,776	$27	$(6)	$30,797
US treasury bills	55,467	29	—	55,496
Total	$86,243	$56	$(6)	$86,293

(1) Gross unrealized gain (loss) is pre-tax and is reported in accumulated other comprehensive income (loss).

The contractual term to maturity of the $71.3 million of short-term marketable securities held by the Company as of September 30, 2025 is less than one year. As of September 30, 2025, the Company held no long-term marketable securities. As of December 31, 2024, the Company’s $86.3 million of short-term marketable securities had contractual maturities of less than one year, while the Company held no long-term marketable securities.

At September 30, 2025 and December 31, 2024, the Company had 8 and 6, respectively, available-for-sale investment debt securities in an unrealized loss position without an allowance for credit losses. Unrealized losses on the Company’s investments in debt securities have not been recognized into income as the issuers’ securities are of high credit quality and the decline in fair value is largely due to market conditions and/or changes in interest rates. The Company does not intend to sell and it is more likely than not that the Company will not be required to sell the securities prior to the anticipated recovery of their amortized cost basis. The issuers continue to make timely interest payments on the securities. The fair value is expected to recover as the securities approach maturity.

Accrued interest receivable on investments in marketable securities of $0.3 million at September 30, 2025 and December 31, 2024 is included in prepaid expenses and other current assets.

The Company had realized gains of less than $0.1 million during both the three and nine months ended September 30, 2025 and 2024.

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

Notwithstanding the preceding, in March 2025, Genevant and the Company agreed that the Company be entitled to any award of damages in (or any proceeds of settlement of) certain pending patent litigation against Moderna and certain affiliates that is specifically allocated to Moderna’s vaccine for RSV known as mRESVIA™, and that, in the event there is no such specific allocation to mRESVIA in such award or settlement, the parties will discuss an appropriate allocation in good faith.

The Company accounts for its interest in Genevant as equity securities without readily determinable fair values. Accordingly, an estimate of the fair value of the securities is based on the original cost less previously recognized equity method losses, less impairments, plus or minus changes resulting from observable price changes in orderly transactions for identical or a similar Genevant securities. As of September 30, 2025, the carrying value of the Company’s investment in Genevant was zero and the Company owned approximately 16% of the common equity of Genevant.

6.    Accounts payable and accrued liabilities

Accounts payable and accrued liabilities are comprised of the following:

	September 30, 2025	December 31, 2024
	(in thousands)
Trade accounts payable	$1,011	$2,316
Research and development accruals	413	691
Professional fee accruals	443	1,164
Payroll accruals	2,023	3,393
Restructuring liabilities	763	—
Total accounts payable and accrued liabilities	$4,653	$7,564

In March 2025, the Company’s Board of Directors (the Board) took action to reduce the Company’s workforce by 57%. The Board also decided to exit the Company’s corporate headquarters in Warminster, Pennsylvania and to discontinue in-house scientific research. As a result, the Company recorded a one-time restructuring charge of $12.4 million in the first quarter of 2025, of which there was $0.5 million in severance and benefit costs and $0.3 million of lease-related operation expenses accrued as of September 30, 2025.

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

The $30 million in royalties to be paid to OMERS is accounted for as a liability, with the difference between the liability and the gross proceeds received accounted for as a discount. The discount, as well as $1.5 million of transaction costs, will be amortized as interest expense based on the projected balance of the liability as of the beginning of each period. As of September 30, 2025, the Company estimated an effective annual interest rate of approximately 2.3%. Over the course of the Agreement, the actual interest rate will be affected by the amount and timing of royalty revenue recognized and changes in the timing of forecasted royalty revenue. On a quarterly basis, the Company will reassess the expected timing of the royalty revenue, recalculate the amortization and effective interest rate and adjust the accounting prospectively as needed.

The Company recognizes non-cash royalty revenue related to the sales of ONPATTRO during the term of the Agreement. As royalties are remitted to OMERS from Alnylam, the balance of the recognized liability is effectively repaid over the life of the Agreement. From the inception of the royalty sale through September 30, 2025, the Company has recorded an aggregate of $26.3 million of non-cash royalty revenue for royalties earned by OMERS. There are a number of factors that could materially affect the amount and timing of royalty payments from Alnylam, none of which are within the Company’s control.

During the nine months ended September 30, 2025, the Company recognized non-cash royalty revenue of $1.2 million and related non-cash interest expense of less than $0.1 million. During the nine months ended September 30, 2024, the Company recognized non-cash royalty revenue of $1.7 million and related non-cash interest expense of less than $0.1 million.
The table below shows the activity related to the net liability for the nine months ended September 30, 2025 and 2024:

	Nine Months Ended September 30,
	2025	2024
	(in thousands)
Net liability related to sale of future royalties - beginning balance	$4,829	$6,953
Non-cash royalty revenue	(1,223)	(1,736)
Non-cash interest expense	78	98
Net liability related to sale of future royalties - ending balance	$3,684	$5,315

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

The fair value of the contingent consideration was $11.1 million as of September 30, 2025.

9.    Collaborations, contracts and licensing agreements

Collaborations

Qilu Pharmaceutical Co., Ltd.

In December 2021, the Company entered into a technology transfer and license agreement (the Qilu License Agreement) with Qilu Pharmaceutical Co., Ltd. (Qilu), pursuant to which the Company granted Qilu a sublicensable, royalty-bearing license, under certain intellectual property owned by the Company, which was non-exclusive as to development and manufacturing and exclusive with respect to commercialization of imdusiran, including pharmaceutical products that include imdusiran, for the treatment or prevention of hepatitis B in China, Hong Kong, Macau and Taiwan (Greater China and Taiwan).

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

In June 2025, the Company and Qilu mutually agreed to conclude the strategic partnership and terminated the Qilu License Agreement and related agreements, and the Company now once again holds global rights for imdusiran. As no obligations remain under the Qilu License Agreement, the Company recognized all previously deferred revenue in the second quarter of 2025.

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

Due to the conclusion of the strategic partnership with Qilu, the Company recognized the remainder of the $9.6 million of deferred revenue during the nine months ended September 30, 2025. The Company also recognized $0.5 million of revenue based on labor hours expended by the Company on its Manufacturing Obligations during the nine months ended September 30, 2025. The Company recognized $0.1 million and $0.9 million during the three and nine months ended September 30, 2024, respectively, related to labor hours expended.

The Company incurred $0.6 million of incremental costs in obtaining the Qilu License Agreement, which was capitalized in other current assets and other assets and amortized as a component of general and administrative expense commensurate with the recognition of the combined performance obligation. The Company recognized the remainder of the amortization expense at the conclusion of the strategic partnership, recognizing a total of $0.2 million of amortization expense during the nine months ended September 30, 2025. The Company recognized amortization expense of less than $0.1 million for both the three and nine months ended September 30, 2024.

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

The Company was responsible for managing this Phase 2a proof-of-concept clinical trial, subject to oversight by a joint development committee comprised of representatives from the Company and Barinthus. The Company and Barinthus retain full rights to their respective product candidates and split all costs associated with the clinical trial. The Company incurred $0.4 million and $0.9 million of expenses, net of Barinthus’s 50% share, during the three and nine months ended September 30, 2025, respectively, and $0.5 million and $1.7 million during the three and nine months ended September 30, 2024, respectively, and reflected those costs in research and development in the condensed consolidated statements of operations and comprehensive income (loss).

Royalty Entitlements

Alnylam Pharmaceuticals, Inc. and Acuitas Therapeutics, Inc.

The Company has two royalty entitlements to Alnylam’s global net sales of ONPATTRO.

In 2012, the Company entered into the LNP License Agreement with Alnylam that entitles Alnylam to develop and commercialize products with the Company’s LNP technology. Alnylam launched ONPATTRO, the first approved application of the Company’s LNP technology, in 2018. Under the terms of this license agreement, the Company is entitled to tiered royalty payments on global net sales of ONPATTRO ranging from 1.00% - 2.33% after offsets, with the highest tier applicable to annual net sales above $500 million. This royalty interest was sold to OMERS, effective as of January 1, 2019, for $20 million in gross proceeds before advisory fees. OMERS will retain this entitlement until it has received $30 million in royalties, at which point 100% of this royalty entitlement on future global net sales of ONPATTRO will revert back to the Company. OMERS has assumed the risk of collecting up to $30 million of future royalty payments from Alnylam, and the Company is not obligated to reimburse OMERS if it fails to collect any such future royalties. If this royalty entitlement reverts to the Company, it has the potential to provide an active royalty stream or to be otherwise monetized again in full or in part. From the inception of the royalty sale through September 30, 2025, an aggregate of $26.3 million of royalties have been earned by OMERS.

The Company also is receiving a second royalty interest of 0.75% to 1.125% on global net sales of ONPATTRO, with 0.75% applying to sales greater than $500 million, originating from a settlement agreement and subsequent license agreement with Acuitas.  This royalty entitlement from Acuitas has been retained by the Company and was not part of the royalty entitlement sale to OMERS.

Revenues are summarized in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in thousands)		(in thousands)
Revenue from collaborations and licenses
Acuitas Therapeutics, Inc.	$280	$644	$1,375	$1,981
Qilu Pharmaceutical Co., Ltd.	—	123	10,434	880
Non-cash royalty revenue
Alnylam Pharmaceuticals, Inc.	249	572	1,223	1,736
Total revenue	$529	$1,339	$13,032	$4,597

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

Prior to the termination of the Sale Agreement, the Company did not issue any common shares pursuant to the Sale Agreement during the nine months ended September 30, 2025. The Company did not issue any common shares pursuant to the Sale Agreement during the three months ended September 30, 2024. During the nine months ended September 30, 2024, the Company issued 16,499,999 common shares pursuant to the Sale Agreement, resulting in net proceeds of $44.1 million.

Stock-based compensation

The table below summarizes information about the Company’s stock-based compensation for the three and nine months ended September 30, 2025 and 2024 and the expense recognized in the condensed consolidated statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in thousands, except share and per share data)
Stock options
Options granted during period	557,600	—	5,263,722	4,163,000
Weighted average exercise price	$3.39	$—	$3.33	$2.49
Restricted stock units (RSUs)
Restricted stock units granted during period	1,066,609	—	1,968,509	1,316,200
Grant date fair value	$3.82	$—	$3.58	$2.40
Stock compensation expense
Research and development	$566	$847	$1,495	$3,007
General and administrative	636	1,313	1,764	4,347
Total stock compensation expense	$1,202	$2,160	$3,259	$7,354

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in thousands)
Revenue	$529	$1,339	$13,032	$4,597
Less:
Research and development employee expense, lab supplies and overhead	3,194	6,166	9,927	20,174
Imdusiran IM-PROVE I, II & III clinical trials expense	1,073	5,031	4,862	14,430
AB-101-001 Phase 1a/1b clinical trial expense	1,134	2,931	4,771	8,927
Other research and development programs expense	377	145	675	1,696
General and administrative expense	3,044	4,537	12,204	17,396
Restructuring expense	98	3,625	12,636	3,625
Other segment expense (1)	303	367	893	857
Add:
Interest income	952	1,746	3,191	5,120
Segment net loss	$(7,742)	$(19,717)	$(29,745)	$(57,388)
Adjustments and reconciling items	—	—	—	—
Consolidated net loss	$(7,742)	$(19,717)	$(29,745)	$(57,388)

(1) Other segment expense includes the change in the fair value of contingent consideration, non-cash interest expenses and foreign currency exchange gains and losses.

12.    Restructuring

In March 2025, the Board took action to reduce the Company’s workforce by 57%. The Board also decided to exit the Company’s corporate headquarters in Warminster, Pennsylvania and to discontinue in-house scientific research. In connection with these actions, the Company incurred a one-time restructuring charge in the first quarter of 2025 of $12.4 million and $12.6 million for the nine months ended September 30, 2025, which included approximately $6.1 million of cash severance and continued benefits paid, $2.4 million of non-cash expense related to the modification of equity awards, non-cash impairment charges for leasehold improvements and laboratory equipment of $1.9 million and $0.9 million, respectively, $0.9 million related to impairment of the right-of-use asset associated with the lease of the Company’s corporate headquarters and a $0.4 million accrual of lease-related operating expenses.

As of September 30, 2025, there was $0.5 million of accrued restructuring costs for severance payments and a $0.3 million accrual of lease-related operating expenses included in accounts payable and accrued liabilities.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following discussion and analysis by our management of our financial position and results of operations in conjunction with our audited consolidated financial statements and related notes thereto included as part of our Annual Report on Form 10-K for the year ended December 31, 2024 and our unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2025. Our consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles and are presented in U.S. dollars.

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
•the development and commercialization of a therapy for chronic hepatitis B infection, a disease of the liver caused by the hepatitis B virus;
•our aim to prevent complications of disease progression, to decrease hepatitis B virus burden by minimizing patient stigma and to address the need for finite and more efficacious hepatitis B virus treatments that further improve long-term outcomes and reduce associated healthcare costs;
•the potential of our product candidates to improve upon the standard of care to treat hepatitis B infection and provide clinical benefits to hepatitis B patients;
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

We continue to protect and defend our intellectual property, which is the subject of our ongoing lawsuits against Moderna Therapeutics, Inc. (Moderna) and against Pfizer Inc. and BioNTech SE (collectively, Pfizer/BioNTech) for their use of our patented lipid nanoparticle (LNP) technology in their COVID-19 messenger ribonucleic acid interference (mRNA)-LNP vaccines. With respect to the Moderna lawsuit in the United States, fact discovery, expert discovery and summary judgment briefing have been completed, and a trial date has been set for March 2026. In March 2025, we, along with Genevant Sciences GmbH and/or its affiliates (collectively, Genevant), filed five international lawsuits against Moderna in connection with the use of our LNP technology in Moderna’s COVID-19 mRNA-LNP vaccines and, in the Unified Patent Court, also other Moderna products that use the same LNP technology, including Moderna’s respiratory syncytial virus (RSV) vaccines. Public oral hearings for the two cases in the Unified Patent Court are scheduled for May 2026, and the trial in the Canadian case is set to begin in September 2027. With respect to the Pfizer/BioNTech lawsuit, the court issued a claim construction ruling in September 2025, which construed the disputed claim terms in a manner we generally consider to be favorable.

During 2024, we streamlined the organization to focus our efforts on advancing the clinical development of imdusiran and AB-101, and therefore ceased all discovery efforts, halted preparations for a potential IM-PROVE III clinical trial and reduced our workforce by 40%. In the first quarter of 2025, we announced the appointment of five new members of our Board of Directors (our Board) to replace all of the former directors, as well as the appointment of a new President, Chief Executive Officer and Chairperson of our Board and a new Chief Financial Officer. Additionally, our Board took action to reduce our workforce by an additional 57%. Our Board also decided to exit our corporate headquarters in Warminster, Pennsylvania and to discontinue in-house scientific research. In connection with these actions, we incurred a one-time restructuring charge in the first quarter of 2025 of $12.4 million. With these organizational changes and our ongoing cost management efforts, we expect to significantly reduce our net cash burn in 2025 when compared to 2024.

In June 2025, we launched a new Scientific Advisory Board (SAB) consisting of globally-recognized leaders in the treatment of cHBV with extensive experience in late-stage clinical trials. SAB members are advising us on the strategic evaluation of our cHBV pipeline.

In August 2025, we announced changes to our Board. Effective August 4, 2025, Anuj Hasija resigned from our Board due to his transition to a full-time executive role at another company that precludes his participation on our Board and other boards of directors. Dr. Roger Sawhney was appointed to the vacant seat on our Board, effective August 4, 2025. Dr. Sawhney was also appointed as a member of our Board’s Audit Committee and Corporate Governance and Nominating Committee.

Strategy

Our strategy is focused on maximizing opportunities for our cHBV development programs and, through our exclusive license with Genevant, our in-house developed LNP technology.

LNP technology

In February 2022 and April 2023, we filed patent infringement lawsuits in the United States against Moderna and Pfizer/BioNTech, respectively, seeking compensation for their unlicensed use of our patented technologies in their COVID-19 mRNA-LNP vaccines. It is well established in the scientific literature that the most significant technological hurdle to developing and deploying medicines using mRNA is engineering a safe and effective way to deliver the mRNA to human cells. Scientists at Arbutus and Genevant have spent years developing and refining LNP technology, which has been licensed for various applications to many different third parties. Our and Genevant’s LNP technology relies on microscopic particles built from four carefully selected types of fat-like molecules to shelter and protect nucleic acid molecules, including ribonucleic acid (RNA) molecules like the messenger RNA (mRNA) utilized in COVID-19 mRNA-LNP vaccines. This technology enables the mRNA to travel through the human body to a target cell and through the target cell’s membrane, where it releases the mRNA. Without this crucial technology, the mRNA would quickly degrade in the body and be ineffective. We remain committed to taking all legal actions necessary to defend and protect our intellectual property.

With respect to the Moderna lawsuit in the United States, the court provided its claim construction ruling in April 2024 in which it construed the disputed claim terms and agreed with our position on most of the disputed claim terms. Fact discovery, expert discovery and summary judgment briefing have been completed, and a trial date has been set for March 2026. In March 2025, we, along with Genevant, filed five international lawsuits against Moderna in connection with Moderna’s use of our LNP technology in Moderna’s COVID-19 mRNA-LNP vaccines and, in the Unified Patent Court, also other Moderna products that use the same LNP technology, including Moderna’s RSV vaccines. Public oral hearings for the two cases in the Unified Patent Court are scheduled for May 2026, and the trial in the Canadian case is set to begin in September 2027. With respect to the Pfizer/BioNTech lawsuit, the court issued a claim construction ruling in September 2025, which construed the disputed claim terms in a manner we generally consider to be favorable.

cHBV programs

Our HBV strategy has been to develop a functional cure for patients with cHBV infection with imdusiran as a potential cornerstone in a combination therapy. Development to date has emphasized a combination of compounds that can suppress hepatitis B virus deoxyribonucleic acid (HBV DNA) replication, hepatitis B virus RNA (HBV RNA) replication, and hepatitis B surface antigen (HBsAg) expression, as well as boost patients’ HBV-specific immune response, which together could address the most important elements to achieving a functional cure. Functional cure is defined as sustained HBsAg seroclearance and HBV DNA less than the lower limit of quantification (<LLOQ) after 24 weeks off treatment, with or without anti-hepatitis B surface antibodies (anti-HBs). A functional cure for patients with cHBV could prevent complications of disease progression, decrease HBV burden by minimizing patient stigma and address the need for finite and more efficacious HBV treatments that further improve long-term outcomes and reduce associated healthcare costs. Our current ongoing evaluation of our HBV strategy also includes analysis of imdusiran’s potential to suppress HBV DNA and HBV RNA replication and HBsAg expression, without any immunotherapeutics.

Our HBV product pipeline includes the following:

•Imdusiran (AB-729) is our proprietary, GalNAc-conjugated, subcutaneously-delivered RNAi therapeutic product candidate that suppresses all HBV antigens, including HBsAg, which is thought to be a key prerequisite to enable reawakening of a patient’s immune system to respond to HBV. Over 250 patients with cHBV infection have been dosed with imdusiran in Phase 1 and Phase 2a clinical trials. Clinical data generated thus far has shown imdusiran provides meaningful reductions in HBsAg, HBV DNA and HBV RNA, and leads to functional cure in some patients, while being generally safe and well-tolerated. Benefits were observed in patients across all evaluated HBV genotypes (A to E). To date, eight patients achieved functional cure, off all treatment, in combination therapy that includes imdusiran, including two patients who did not receive any pegylated interferon alfa-2a (IFN) as part of the combination therapy. An additional 40 patients across our Phase 2a clinical trials were able to remain off NA therapy for at least 48 weeks after discontinuing NA therapy following treatment with imdusiran (46% (48/105) of all Phase 2a patients achieved functional cure or remained off NA therapy after discontinuing NA therapy following treatment with imdusiran). Of the 18 patients who consented to long-term follow-up, which includes all functionally cured patients and 10 patients who discontinued and remained off NA therapy for 48 weeks, 94% continue to remain off NA therapy for between 58 and 109 weeks. One functionally cured patient seroreverted but remains virally suppressed and off NA therapy.

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

To help position imdusiran as a potential cornerstone in a combination therapy, we fully enrolled two Phase 2a clinical trials that combined imdusiran with other agents. The intent of these trials was to initially lower HBsAg levels with imdusiran and then administer a complementary agent, an immune modulator or a therapeutic vaccine, to further lower HBsAg levels and promote anti-HBV immunity. Our belief in these trials was that if we can lower HBsAg and promote immunity, we may achieve sustained HBsAg seroclearance and HBV DNA <LLOQ, potentially leading to a functional cure in many patients with cHBV. Currently, patients with cHBV have limited treatment options - either NA therapy, which requires lifelong treatment, or a finite duration of IFN, which is poorly tolerated and has serious complications and side effects. We believe patients can see significant benefits even without functional cure if they are well enough to be able to discontinue NA therapy and maintain viral suppression.

To date, a total of eight patients with cHBV achieved functional cure following treatment with imdusiran and NA therapy in combination with either IFN or with low dose nivolumab plus an immunotherapeutic, with seven of the eight patients continuing to sustain functional cure for periods ranging between 58 to 109 weeks. Seven of the eight total patients who achieved functional cure at the 60mg dose of imdusiran had HBsAg less than 1000 IU/mL at baseline. According to the literature, patients with HBsAg levels <1000 IU/mL represent a significant portion of the cHBV population. In addition to the patients who achieved functional cure, 40 more patients were able to remain off NA therapy for at least 48 weeks after discontinuing NA therapy following treatment with imdusiran. In total, 46% (48/105) of all Phase 2a patients either achieved functional cure or remained off NA therapy after discontinuing NA therapy following treatment with imdusiran. Of the 10 patients who were able to discontinue and remain off NA therapy for at least 48 weeks that are being followed in our rollover study, nine have continued to remain off NA therapy for periods ranging between 83 to 108 weeks. All eight patients who achieved functional cure are participating in a rollover study and have maintained HBV DNA <LLOQ for between 58 to 109 weeks. These results suggest that imdusiran has lasting durability in helping patients maintain viral suppression.

Our imdusiran development program includes the following two Phase 2a clinical trials:
•Imdusiran in combination with IFN, a standard-of-care immunomodulator, and ongoing standard-of-care NA therapy in patients with cHBV infection (IM-PROVE I). At the American Association for the Study of Liver Diseases (AASLD) – The Liver Meeting® in November 2024, we presented new data from our IM-PROVE I Phase 2a clinical trial showing that six doses of imdusiran and 24 weeks of IFN added to ongoing NA therapy led to a functional cure rate of 50% (3/6) in hepatitis B e antigen (HBeAg) negative patients with baseline HBsAg levels less than 1000 IU/mL, and an overall functional cure rate of 25% (3/12). Additionally, three cHBV patients from other cohorts in the IM-PROVE I clinical trial achieved functional cure. Those patients who achieved a functional cure also seroconverted. Furthermore, an additional 10 patients who did not achieve functional cure were able to remain off NA therapy for at least 48 weeks after discontinuing NA therapy following treatment with imdusiran. At the AASLD – The Liver Meeting in November 2025, we presented new analysis from our IM-PROVE I Phase 2a clinical trial showing beneficial clinical outcomes were observed across all evaluated HBV genotypes (A to E). These data from the IM-PROVE I trial suggest that the combination of imdusiran, 24 weeks of IFN and NA therapy was generally safe and well-tolerated with beneficial clinical outcomes.
•Imdusiran in combination with VTP-300, Barinthus Biotherapeutics plc’s (Barinthus) HBV immunotherapeutic, and ongoing NA therapy in patients with cHBV infection, including a cohort with the addition of low dose nivolumab (Opdivo®) (IM-PROVE II). At the European Association for the Study of the Liver (EASL) Congress in May 2025, we presented data from this clinical trial showing that 25% (2/8) of the patients with low dose nivolumab added to the treatment regimen and with baseline HBsAg levels less than 1000 IU/mL achieved functional cure. Furthermore, an additional 30 patients (including some HBeAg positive patients) who did not achieve functional cure were able to remain off NA therapy for at least 48 weeks after discontinuing NA therapy following treatment with imdusiran. These data from the IM-PROVE II trial suggest that the combination of imdusiran, VTP-300, NA therapy and low dose nivolumab was generally safe and well-tolerated with beneficial clinical outcomes.

Our Product Candidates

Our pipeline consists of two product candidates that are designed to suppress HBV DNA and HBV RNA, reduce HBsAg and other viral antigens and/or boost HBV-specific immune responses, to allow cHBV patients to become and remain treatment-free, as follows:

We continue to explore pipeline opportunities in the form of potential strategic alliances, in order to accelerate the development of these programs.

RNAi therapeutic (imdusiran, AB-729)

RNAi therapeutics represent a significant advancement in drug development. RNAi therapeutics utilize a natural pathway within cells to effectively silence genes by eliminating the disease-causing proteins that they code for. We are developing an RNAi therapeutic, imdusiran, that is designed to reduce HBV DNA, HBV RNA, HBsAg and other HBV antigen expression in people with cHBV infection. Reducing HBsAg and HBV DNA are widely believed to be key prerequisites to enable a patient’s immune system to reawaken and respond against the virus.

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
–Delivered at a lower dose and less frequently (4, 8 or 12 week intervals).
–Immune activation properties with HBV-specific T-cell immune restoration and a decrease in exhausted T-cells in responder patients.

IM-PROVE I Phase 2a proof-of-concept clinical trial evaluating imdusiran in combination with IFN

We have completed IM-PROVE I, a randomized, open label, multicenter Phase 2a proof-of-concept clinical trial investigating the safety and antiviral activity of imdusiran in combination with a short course of IFN and ongoing NA therapy in 43 stably NA-suppressed, HBeAg negative, non-cirrhotic patients with cHBV infection. Our primary intent for this trial was to initially lower HBsAg, HBV DNA and HBV RNA levels with imdusiran and then administer IFN as an immunomodulator to promote anti-HBV immune reawakening. Our belief in this trial was that if we can lower HBsAg and HBV DNA levels and promote immune reawakening, we may achieve sustained HBsAg seroclearance and HBV DNA <LLOQ, potentially leading to a functional cure. After patients received 24-weeks of dosing with imdusiran (60mg every 8 weeks, 4 doses) plus ongoing NA therapy, patients were randomized into one of four cohorts to receive a short course of IFN plus ongoing NA therapy for either 12 or 24 weeks, with or without up to two additional doses of imdusiran across an additional 16 week period. After completion of the assigned IFN treatment period, all patients remained on NA therapy for the initial 24-week follow-up period, and then discontinued NA treatment, provided they met protocol-defined NA therapy discontinuation criteria. Patients who discontinued NA therapy entered an intensive follow-up period for 48 weeks.

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

At the EASL Congress in May 2025, we presented a poster characterizing the demographics and virological markers of the six cHBV patients across dosing cohorts in the IM-PROVE I Phase 2a clinical trial who achieved functional cure. The data showed that HBsAg at baseline was the only apparent marker in common associated with functional cure. In a second poster, we reported that patients who achieved functional cure in the 24-week IFN treatment cohorts experienced HBsAg seroclearance that was associated with transient HBV RNA elevations that were preceded by or coincided with increases in immunological markers. At the AASLD – The Liver Meeting in November 2025, we presented new analysis from our IM-PROVE I Phase 2a clinical trial showing beneficial clinical outcomes were observed across all evaluated HBV genotypes (A to E).

Additionally, a total of 10 patients in IM-PROVE I who did not achieve functional cure were still able to remain off NA therapy for at least 48 weeks after discontinuing NA therapy following treatment with imdusiran. Across all cohorts and all baseline HBsAg levels, 37% (16/43) of patients either achieved functional cure or remained off NA therapy for at least 48 weeks after discontinuing NA therapy following treatment with imdusiran at 60mg.

These data from the IM-PROVE I trial suggest that the combination of imdusiran and IFN was generally safe and well-tolerated. There were no serious adverse events related to imdusiran, IFN or NA therapy, and no adverse events leading to discontinuation. The most common imdusiran-related treatment emergent adverse events (TEAEs) were injection site bruising and transient alanine aminotransferase elevations, which occurred in association with decreasing HBsAg levels and/or markers of immune activation, and which returned to baseline values in all instances. The IFN-related TEAEs were consistent with the known safety profile of IFN.

IM-PROVE II Phase 2a proof-of-concept clinical trial evaluating imdusiran in combination with Barinthus’ VTP-300

Through a clinical collaboration agreement with Barinthus that we entered into in July 2021, we completed IM-PROVE II, a Phase 2a proof-of-concept clinical trial evaluating the safety, antiviral activity and immunogenicity of a combination treatment with Barinthus’ VTP-300, an HBV immunotherapy, administered after imdusiran in patients with cHBV infection. The initial trial design enrolled 40 NA-suppressed, HBeAg negative or positive, non-cirrhotic cHBV infected patients. Our primary intent for this trial was to initially lower HBsAg, HBV DNA and HBV RNA levels with imdusiran and then administer VTP-300 as an immunomodulator to promote anti-HBV immune reawakening. All patients received imdusiran (60mg every 8 weeks, 4 doses) plus NA therapy for 24 weeks. After week 24, treatment with imdusiran was stopped. Patients continued only on NA therapy and were randomized to receive VTP-300 or placebo at week 26 and week 30. At week 48, all patients were evaluated for eligibility to discontinue NA therapy and were followed for an additional 24 to 48 weeks. Subsequently, we amended the IM-PROVE II clinical trial protocol to include another cohort that received imdusiran, VTP-300, NA therapy and low dose nivolumab, an approved PD-1 inhibitor in oncology. In this additional cohort, patients received imdusiran (60mg every 8 weeks, 4 doses) plus NA therapy for 24 weeks, followed by administration of VTP-300 plus up to two low doses of nivolumab while remaining on NA therapy. At week 48, all patients were evaluated for eligibility to discontinue NA therapy, and were followed for an additional 24 to 48 weeks.

The cohort that included low dose nivolumab was the best performing cohort in the IM-PROVE II clinical trial. At the AASLD – The Liver Meeting in November 2024, we presented data from this clinical trial showing that the addition of low dose nivolumab increased rates of HBsAg seroclearance in cHBV patients and that 23% (3/13) of patients who received the treatment regimen with low dose nivolumab achieved HBsAg seroclearance by week 48. At the EASL Congress in May 2025, we presented data showing that 25% (2/8) of patients with low dose nivolumab added to the treatment regimen and with baseline HBsAg<1000 IU/mL achieved functional cure.

Additionally, a total of 30 patients in IM-PROVE II who did not achieve functional cure were still able to remain off NA therapy for at least 48 weeks after discontinuing NA therapy following treatment with imdusiran at 60mg. A total of 52% (32/62) of patients either achieved functional cure or remained off NA therapy for at least 48 weeks after discontinuing NA therapy following treatment with imdusiran at 60mg, across all cohorts and all baseline HBsAg levels, and both HBeAg negative and positive patients. Treatment with imdusiran, VTP-300, NA therapy and low dose nivolumab in this clinical trial was generally safe and well-tolerated. There were no serious adverse events, Grade 3 or 4 adverse events, immune-related adverse events, or discontinuations due to adverse events.

The IM-PROVE II clinical trial was managed by us, subject to oversight by a joint development committee comprised of representatives from both companies. We and Barinthus retain full rights to our respective product candidates and split all costs associated with the clinical trial. Pursuant to the agreement, the parties could have undertaken a larger Phase 2b clinical trial depending on the results of the initial Phase 2a clinical trial. However, in January 2025, Barinthus announced a shift in its strategic business focus that included postponing further development of VTP-300 after its ongoing VTP-300 clinical trials have concluded. The parties do not intend to undertake a larger Phase 2b with this combination treatment regimen.

At the AASLD - The Liver Meeting in November 2025, we presented cumulative data across all of our imdusiran clinical trials demonstrating that imdusiran was safe and well-tolerated, and that beneficial clinical outcomes in our Phase 2a clinical studies were potentially linked to immune reawakening in patients.

Imdusiran Treatment Without Immunotherapeutic

In our single and multiple ascending dose Phase 1b clinical trial for imdusiran, we enrolled HBeAg negative and positive patients, as well as HBV DNA positive patients not on NA therapy. Across all arms, 71% (44/62) of patients achieved HBsAg levels below 100 IU/mL, including 5% (3/62) of patients achieving HBsAg seroclearance. Additionally, 56% (5/9) of patients who elected to discontinue NA therapy remained off NA therapy for at least three years after discontinuation. Furthermore, all patients in all imdusiran clinical studies showed significant early decreases in HBsAg levels, often observed after the first or second dose of imdusiran. In Group B of IM-PROVE II, after just 24 weeks of imdusiran dosing at just 60mg with only background NA therapy and no other combination agent, 30% (6/20) of patients were able to remain off NA therapy for at least 48 weeks after discontinuing NA therapy, including one patient who achieved HBsAg seroclearance. Based on the effect imdusiran alone appears to have on reducing HBsAg levels and suppressing HBV DNA and HBV RNA replication, we are also evaluating imdusiran as a treatment without any immunotherapeutic.

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

We have moved into Part 3 of this clinical trial which evaluates repeat doses of AB-101 for 28 days in patients with cHBV. At the EASL Congress in May 2025, we presented data showing that a single dose of 10mg of AB-101 for 28 days in cHBV patients was well tolerated with PD-L1 receptor occupancy similar to that seen in healthy subjects at this dose. At the AASLD - The Liver Meeting in November 2025, we presented a Poster of Distinction highlighting maximal PD-L1 receptor occupancy between 68-100% at the 30mg daily dose. Treatment with AB-101 in Part 3 of this clinical trial has been generally safe and well-tolerated. There have been no serious adverse events or early discontinuations due to AB-101 and no evidence of liver dysfunction to date.

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

In 2012, we entered into a license agreement with Alnylam that entitles Alnylam to develop and commercialize products with our LNP technology. Alnylam’s ONPATTRO, which represents the first approved application of our LNP technology, was approved by the FDA and the European Medicines Agency (EMA) during the third quarter of 2018 and was launched by Alnylam immediately upon approval in the United States. Under the terms of this license agreement, we are entitled to tiered royalty payments on global net sales of ONPATTRO ranging from 1.00% - 2.33% after offsets, with the highest tier applicable to annual net sales above $500 million. This royalty interest was sold to the Ontario Municipal Employees Retirement System (OMERS), effective as of January 1, 2019, for $20 million in gross proceeds before advisory fees. OMERS will retain this entitlement until it has received $30 million in royalties, at which point 100% of this royalty entitlement on future global net sales of ONPATTRO will revert to us. OMERS has assumed the risk of collecting up to $30 million of future royalty payments from Alnylam and we are not obligated to reimburse OMERS if it fails to collect any such future royalties. If this royalty entitlement reverts to us, it has the potential to provide an active royalty stream or to be otherwise monetized again in full or in part. From the inception of the royalty sale through September 30, 2025, an aggregate of $26.3 million of royalties have been earned by OMERS.

We also are receiving a second royalty interest ranging from 0.75% to 1.125% on global net sales of ONPATTRO, with 0.75% applying to sales greater than $500 million, originating from a settlement agreement and subsequent license agreement with Acuitas. This royalty entitlement from Acuitas has been retained by us and was not part of the royalty entitlement sale to OMERS.

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

Notwithstanding the preceding, in March 2025, we and Genevant agreed that we would be entitled to any award of damages in (or any proceeds of settlement of) certain pending patent litigation against Moderna and certain affiliates that is specifically allocated to Moderna’s vaccine for RSV known as mRESVIA™, and that, in the event there is no such specific allocation to mRESVIA in such award or settlement, the parties will discuss an appropriate allocation in good faith.

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

As of September 30, 2025, we owned approximately 16% of the common equity of Genevant and the carrying value of our investment in Genevant was zero. Our entitlement to receive future royalties or sublicensing revenue from Genevant was not impacted by the recapitalization.

Patent Infringement Litigation vs. Moderna

United States:

On February 28, 2022, we and Genevant filed a lawsuit in the U.S. District Court for the District of Delaware against Moderna, Inc. and a Moderna affiliate (collectively, Moderna) seeking damages for infringement of U.S. Patent Nos. 8,058,069, 8,492,359, 8,822,668, 9,364,435, 9,504,651, and 11,141,378 in the manufacture and sale of MRNA-1273, Moderna’s vaccine for COVID-19. The patents relate to nucleic acid-lipid particles and lipid vesicles, as well as compositions and methods for their use. In the lawsuit, we seek fair compensation for Moderna’s use of our patented technology that was developed with great effort and at great expense, without which Moderna’s COVID-19 vaccine would not have been successful. In May 2022, Moderna filed a partial motion to dismiss the claims “relating to Moderna’s sale and provision of COVID-19 vaccine doses to the U.S. Government” and argued that U.S. taxpayers, not Moderna, are financially liable for any infringement by Moderna of our patents. In November 2022, the court issued an Order denying Moderna’s motion. In February 2023, the U.S. Department of Justice filed a Statement of Interest in the action, and in March 2023, the court reaffirmed its denial of Moderna’s motion to dismiss. The claim construction hearing was held in February 2024, and in April 2024, the court issued its claim construction order. The court agreed with both of our positions regarding the Composition of Total Lipid (’069) Patent that: (i) the claimed molar percentage (mol. %) ranges can be met by any particle and is not limited to “finished” particles that are not subjected to further process steps; and (ii) that the claimed mol. % ranges include standard variation based on the number of significant figures recited in the claim. The court also agreed with our position regarding the Cationic Lipid with Protonatable Tertiary Amine (’378) Patent that there is no limitation as to the mol. % of the claimed cationic lipid. Regarding the Encapsulation of mRNA (’651) Patent, the court held that “wherein at least 70% / at least 80% / about 90% of the mRNA in the formulation is fully encapsulated in the lipid vesicles” means “wherein at least 70% / at least 80% / about 90% of the mRNA is fully, as distinct from partially, contained inside the lipid vesicles”. Fact discovery, expert discovery and summary judgment briefing have been completed, and a jury trial is scheduled for March 2026. Additionally, in July 2025, the case was reassigned to a different judge in the same court.

International:

On March 3, 2025, we and Genevant filed five international lawsuits against Moderna seeking to enforce patents protecting our patented lipid nanoparticle technology. These five lawsuits target alleged infringing activities by Moderna in 30 countries, including Austria, Belgium, Bulgaria, Canada, Denmark, Estonia, Finland, France, Germany, Greece, Hungary, Iceland, Ireland, Italy, Japan, Latvia, Lithuania, Luxembourg, Malta, Monaco, Netherlands, Norway, Poland, Portugal, Romania, Slovenia, Spain, Sweden, Switzerland/Liechtenstein, and Turkey. We and Genevant are seeking monetary relief and injunctions against the continued manufacture and sale of Moderna’s COVID-19 vaccine and, in the Unified Patent Court, additional Moderna products which Moderna has represented use the same lipid nanoparticle technology as the COVID-19 vaccine, including its RSV vaccine. The five international lawsuits are as follows:
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

Where permitted to do so in the initial pleadings, we and Genevant submitted evidence from testing of commercial Moderna product samples sourced from the U.S. and European Union indicating the samples contain lipid nanoparticles falling under the protective scope of the claims of our lipid composition patents. In October 2025, where permitted to do so, we submitted additional testing evidence from the U.S. case that indicates samples produced by Moderna in the U.S. proceedings also contain lipid nanoparticles falling under the protective scope of the claims of our lipid composition patents. Public oral hearings for the Unified Patent Court cases are scheduled for May 2026, and the trial in the Canadian case is set to begin in September 2027.

Patent Infringement Litigation vs. Pfizer and BioNTech

On April 4, 2023, we and Genevant filed a lawsuit in the U.S. District Court for the District of New Jersey against Pfizer Inc. (Pfizer) and BioNTech SE (BioNTech) seeking damages for infringement of U.S. Patent Nos. 9,504,651; 8,492,359; 11,141,378; 11,298,320; and 11,318,098 in the manufacture and sale of any COVID-19 mRNA-LNP vaccines. The patents relate to nucleic acid-lipid particles and their composition, manufacture, delivery and methods of use. In the lawsuit, we seek fair compensation for Pfizer’s and BioNTech’s use of our patented technology that was developed with great effort and at great expense, without which their COVID-19 mRNA-LNP vaccines would not have been successful. The claim construction hearing occurred in December 2024, and in September 2025, the court issued a claim construction ruling, which construed the disputed claim terms in a manner we generally consider to be favorable.

Moderna and Merck European Oppositions

On April 5, 2018, Moderna and Merck, Sharp & Dohme Corporation (Merck) filed Notices of Opposition to our European patent EP 2279254 (the ’254 Patent) with the European Patent Office (EPO), requesting that the ’254 Patent be revoked in its entirety for all contracting states. We filed a response to Moderna and Merck’s oppositions in September 2018 and a hearing was conducted before the Opposition Division of the EPO in October 2019. At the conclusion of the hearing, the EPO upheld an auxiliary request adopting the amendment, as put forth by us, of certain claims of the ’254 Patent. In February 2020, Moderna and Merck filed Notices of Appeal challenging the EPO’s grant of the auxiliary request. We filed our responses to the appeals in September 2020. In March 2022, Moderna filed further written submissions to which we and Genevant responded in August 2022. In April 2023, we and Genevant withdrew our auxiliary request, however, the original (main) request remains in the action. We and Moderna informed the Board of Appeals that we would not object to a remittance of the matter without a hearing to the Opposition Division of the EPO. The hearing in this matter before the Board of Appeals was subsequently cancelled and resubmitted to the Opposition Division (i.e., lower board) of the EPO. In October 2023, the Opposition Division issued a summons for oral proceedings and provided its preliminary and non-binding opinion on the subject matter to be discussed at the hearing. In November 2023, we responded to the summons and in January 2024, Moderna and Merck filed their reply to the written opinion of the Opposition Division, as well as to our written submission from November 2023. We responded to Moderna and Merck’s reply in April 2024. Oral proceedings were held in June 2024, and the Opposition Division upheld the ’254 Patent but declined our and Genevant’s request to broaden certain claims in the ’254 Patent. Both parties appealed the Opposition Division’s decision and in March 2025, the Board of Appeals scheduled oral proceedings for January 2026.

On April 29, 2025, Moderna filed a revocation action on EPO patent EP 4 241 767 (the ’767 patent) with the EPO, requesting that the patent be revoked in its entirety for all contracting states. In July 2025, Merck, Arrowhouse GmbH and Keltie LLP filed three additional revocation actions against the ‘767 patent. All opponents have submitted their opposition briefs and we are currently preparing our response.

While we are the patent owner, the ’254 Patent, the ’767 Patent, and the other patents in our LNP portfolio have been licensed to Genevant under the Genevant License.

CRITICAL ACCOUNTING POLICIES AND SIGNIFICANT JUDGMENTS AND ESTIMATES

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

RESULTS OF OPERATIONS

The following summarizes the results of our operations for the periods shown:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in thousands)
Total revenue	$529	$1,339	$13,032	$4,597
Operating expenses	9,188	22,779	45,902	66,983
Loss from operations	(8,659)	(21,440)	(32,870)	(62,386)
Other income	917	1,723	3,125	4,998
Net loss	$(7,742)	$(19,717)	$(29,745)	$(57,388)

Revenue

Revenues are summarized in the following tables:

	Three Months Ended September 30,
	2025	% of Total	2024	% of Total
	(in thousands, except percentages)
Revenue from collaborations and licenses
Royalties from sales of ONPATTRO	$280	53%	$644	48%
Qilu Pharmaceutical Co., Ltd.	—	—%	123	9%
Non-cash royalty revenue
Royalties from sales of ONPATTRO	249	47%	572	43%
Total revenue	$529	100%	$1,339	100%

	Nine Months Ended September 30,
	2025	% of Total	2024	% of Total
	(in thousands, except percentages)
Revenue from collaborations and licenses
Royalties from sales of ONPATTRO	$1,375	11%	$1,981	43%
Qilu Pharmaceutical Co., Ltd.	10,434	80%	880	19%
Non-cash royalty revenue
Royalties from sales of ONPATTRO	1,223	9%	1,736	38%
Total revenue	$13,032	100%	$4,597	100%

Total revenue decreased $0.8 million for the three months ended September 30, 2025 compared to the same period in 2024, due primarily to a decrease in license royalty revenue from Alnylam and Acuitas due to lower sales of ONPATTRO in the 2025 period compared to the 2024 period.

Total revenue increased $8.4 million for the nine months ended September 30, 2025, compared to the same period in 2024, due primarily to recognizing the remaining $9.6 million of previously deferred revenue upon the conclusion of our strategic partnership with Qilu in June 2025, partially offset by a decrease in license royalty revenue from Alnylam and Acuitas due to lower sales of ONPATTRO in the 2025 period compared to the 2024 period.

Operating expenses

Operating expenses are summarized in the following tables:

	Three Months Ended September 30,
	2025	% of Total	2024	% of Total
	(in thousands, except percentages)
Research and development	$5,778	63%	$14,273	63%
General and administrative	3,044	33%	4,537	20%
Change in fair value of contingent consideration	268	3%	344	2%
Restructuring costs	98	1%	3,625	16%
Total operating expenses	$9,188	100%	$22,779	100%

	Nine Months Ended September 30,
	2025	% of Total	2024	% of Total
	(in thousands, except percentages)
Research and development	$20,235	44%	$45,227	68%
General and administrative	12,204	27%	17,396	26%
Change in fair value of contingent consideration	827	2%	735	1%
Restructuring costs	12,636	28%	3,625	16%
Total operating expenses	$45,902	100%	$66,983	111%

Research and development

Research and development expenses consist primarily of personnel expenses, fees paid to clinical research organizations and contract manufacturers, consumables and materials, consulting, and other third-party expenses to support our clinical and preclinical activities, as well as a portion of stock-based compensation and general overhead costs.

Research and development expenses decreased $8.5 million and $25.0 million for the three and nine months ended September 30, 2025, respectively, compared to the same periods in 2024. The decrease was due primarily to our decision in the third quarter of 2024 to cease all discovery efforts, halt preparations for a potential IM-PROVE III clinical trial and implement a 40% reduction in our workforce to streamline the organization to focus our efforts on advancing the clinical development of imdusiran and AB-101.

A significant portion of our research and development expenses are not tracked by project as they benefit multiple projects or our technology platform and because our most-advanced programs are not yet in late-stage clinical development.

General and administrative

General and administrative expenses decreased $1.5 million and $5.2 million for the three and nine months ended September 30, 2025, respectively, as compared to the same periods in 2024, due primarily to a decrease in employee compensation-related expenses and a decrease in litigation-related legal fees.

Change in fair value of contingent consideration

Contingent consideration is a liability related to our acquisition of Enantigen Therapeutics, Inc. in October 2014. In general, as time passes and assuming no changes to the assumptions related to the contingency, the fair value of the contingent consideration increases as the progress of our programs gets closer to triggering contingent payments based on certain sales milestones of our first commercial product for cHBV. As imdusiran continues to progress through clinical trials, we will adjust our assumptions regarding probability of success commensurate with the progression of the program, which will increase the fair value of the liability.

Restructuring

In March 2025, our Board took action to reduce our workforce by 57%. The Board also decided to exit our corporate headquarters in Warminster, Pennsylvania and to discontinue in-house scientific research. In connection with these actions, we incurred a one-time restructuring charge in the first quarter of 2025 of $12.4 million, which includes approximately $6.0 million of cash severance and continued benefits paid, $2.4 million of non-cash expense related to the modification of equity awards, non-cash impairment charges for leasehold improvements and laboratory equipment of $1.9 million and $0.9 million, respectively, $0.9 million related to impairment of the right-of-use asset associated with the lease of our corporate headquarters and a $0.4 million accrual of lease-related operating expenses.

During the three months ended September 30, 2025, we recorded an additional $0.2 million of restructuring costs related to severance and benefits. As of September 30, 2025, there was $0.5 million of accrued restructuring costs for severance payments and a $0.3 million accrual of lease-related operating expenses included in accounts payable and accrued liabilities.

Other income (loss)

The components of our other income (loss) are summarized in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in thousands)
Interest income	$952	$1,747	$3,191	$5,121
Interest expense	(23)	(29)	(79)	(107)
Foreign exchange (loss) gain	(12)	5	13	(16)
Total other income	$917	$1,723	$3,125	$4,998

Interest income

The decrease in interest income for the three and nine months ended September 30, 2025 compared to the same periods in 2024 was due primarily to less interest earned on our cash and investment balances due to a lower average balance and a general decrease in market interest rates.

Interest expense

Interest expense for the three and nine months ended September 30, 2025 and 2024 consisted primarily of non-cash amortization of discount and issuance costs related to the sale of a portion of our ONPATTRO royalty interest to OMERS in July 2019. The decrease is related to the declining balance of the unamortized discount and issuance costs.

LIQUIDITY AND CAPITAL RESOURCES

The following table summarizes our cash flow activities for the periods indicated:

	Nine Months Ended September 30,
	2025	2024
	(in thousands)
Net loss	$(29,745)	$(57,388)
Non-cash items	6,609	5,453
Change in deferred license revenue	(10,434)	(880)
Net change in other operating items	(1,387)	(1,720)
Net cash used in operating activities	(34,957)	(54,535)
Net cash provided by investing activities	16,941	9,537
Issuance of common shares pursuant to the Open Market Sale Agreement	—	44,124
Cash provided by other financing activities	4,081	6,451
Net cash provided by financing activities	4,081	50,575
Effect of foreign exchange rate changes on cash and cash equivalents	13	(16)
(Decrease) / Increase in cash and cash equivalents	(13,922)	5,561
Cash and cash equivalents, beginning of period	36,330	26,285
Cash and cash equivalents, end of period	$22,408	$31,846

Since our incorporation, we have financed our operations through sales of equity, debt, revenues from research and development collaborations and licenses with corporate partners, royalty monetization, interest income on funds available for investment, and government contracts, grants and tax credits.

For the nine months ended September 30, 2025, $35.0 million of cash was used in operating activities compared to $54.5 million used in operating activities for the nine months ended September 30, 2024, a decrease of $19.6 million. The decrease was due primarily to our decisions to cease all discovery efforts, halt preparations for a potential IM-PROVE III clinical trial, and decrease our workforce to further streamline the organization to focus our efforts on advancing the clinical development of imdusiran and AB-101.

For the nine months ended September 30, 2025, net cash provided by investing activities was $16.9 million, resulting primarily from maturities of investments in marketable securities of $131.4 million, partially offset by additional investments in marketable securities of $114.5 million. For the nine months ended September 30, 2024, net cash provided by investing activities was $9.5 million, which resulted primarily from maturities of investments in marketable securities of $108.0 million, partially offset by additional investments in marketable securities of $98.3 million.

For the nine months ended September 30, 2025, net cash provided by financing activities was $4.1 million, which was primarily related to $3.9 million in proceeds from the issuance of common shares pursuant to the exercise of stock options. For the nine months ended September 30, 2024, net cash provided by financing activities was $50.6 million, which included $44.1 million in proceeds from sales of common shares pursuant to the Sale Agreement (as defined below) and $6.1 million in proceeds from the issuance of common shares pursuant to the exercise of stock options.

Sources of Liquidity

As of September 30, 2025, we had cash, cash equivalents and investments in marketable securities of $93.7 million. We had no outstanding debt as of September 30, 2025.

Open Market Sale Agreement

Effective March 26, 2025, we terminated our Open Market Sale Agreement with Jefferies dated December 20, 2018, as amended (the Sale Agreement), under which we could offer and sell common shares, from time to time.

Prior to the termination of the Sale Agreement, we did not issue any common shares pursuant to the Sale Agreement during the nine months ended September 30, 2025. For the nine months ended September 30, 2024, we issued 16,499,999 common shares pursuant to the Sale Agreement, resulting in net proceeds of approximately $44.1 million.

Royalty Entitlements

We have a royalty entitlement on ONPATTRO, a drug developed by Alnylam that incorporates our LNP technology and was approved by the FDA and the EMA during the third quarter of 2018 and was launched by Alnylam immediately upon approval in the United States. In July 2019, we sold a portion of this royalty interest to OMERS, effective as of January 1, 2019, for $20 million in gross proceeds before advisory fees. OMERS will retain this entitlement until it has received $30 million in royalties, at which point 100% of such royalty interest on future global net sales of ONPATTRO will revert to us. OMERS has assumed the risk of collecting up to $30 million of future royalty payments from Alnylam and we are not obligated to reimburse OMERS if it fails to collect any such future royalties. From the inception of the royalty sale through September 30, 2025, we have recorded an aggregate of $26.3 million of non-cash royalty revenue for royalties earned by OMERS. If this royalty entitlement reverts to us, it has the potential to provide an active royalty stream or to be otherwise monetized again in full or in part. In addition to the royalty from the Alnylam LNP license agreement, we are also receiving a second, lower royalty interest on global net sales of ONPATTRO originating from a settlement agreement and subsequent license agreement with Acuitas. The royalty from Acuitas has been retained by us and was not part of the royalty sale to OMERS.

In December 2021, we entered into a technology transfer and exclusive license agreement with Qilu pursuant to which we granted Qilu an exclusive (with certain exceptions), sublicensable, royalty-bearing license, under certain intellectual property owned by us, to develop, manufacture and commercialize imdusiran for the treatment or prevention of cHBV infection in Greater China and Taiwan. In partial consideration for the rights granted by us, Qilu paid us a one-time upfront cash payment of $40 million and made an equity investment of $15.0 million, both received in January 2022, and agreed to pay us up to $245 million, net of withholding taxes, upon the achievement of certain technology transfer, development, regulatory and commercialization milestones. Qilu also agreed to pay us double digit royalties into the low twenties percent based upon annual net sales of imdusiran in Greater China and Taiwan. In June 2025, we and Qilu mutually agreed to conclude our strategic partnership, and we now once again hold global rights for imdusiran.

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

ITEM 4.      CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2025. The term “disclosure controls and procedures”, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure, particularly during the period in which this Quarterly Report on Form 10-Q was being prepared. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their desired objectives, and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2025, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a–15(f) and 15d–15(f) under the Exchange Act) during the three months ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.       LEGAL PROCEEDINGS

Patent Infringement Litigation vs. Moderna

United States:

On February 28, 2022, we and Genevant filed a lawsuit in the U.S. District Court for the District of Delaware against Moderna, Inc. and a Moderna affiliate (collectively, Moderna) seeking damages for infringement of U.S. Patent Nos. 8,058,069, 8,492,359, 8,822,668, 9,364,435, 9,504,651, and 11,141,378 in the manufacture and sale of MRNA-1273, Moderna’s vaccine for COVID-19. The patents relate to nucleic acid-lipid particles and lipid vesicles, as well as compositions and methods for their use. In the lawsuit, we seek fair compensation for Moderna’s use of our patented technology that was developed with great effort and at great expense, without which Moderna’s COVID-19 vaccine would not have been successful. In May 2022, Moderna filed a partial motion to dismiss the claims “relating to Moderna’s sale and provision of COVID-19 vaccine doses to the U.S. Government” and argued that U.S. taxpayers, not Moderna, are financially liable for any infringement by Moderna of our patents. In November 2022, the court issued an Order denying Moderna’s motion. In February 2023, the U.S. Department of Justice filed a Statement of Interest in the action, and in March 2023, the court reaffirmed its denial of Moderna’s motion to dismiss. The claim construction hearing was held in February 2024, and in April 2024, the court issued its claim construction order. The court agreed with both of our positions regarding the Composition of Total Lipid (’069) Patent that: (i) the claimed molar percentage (mol. %) ranges can be met by any particle and is not limited to “finished” particles that are not subjected to further process steps; and (ii) that the claimed mol. % ranges include standard variation based on the number of significant figures recited in the claim. The court also agreed with our position regarding the Cationic Lipid with Protonatable Tertiary Amine (’378) Patent that there is no limitation as to the mol. % of the claimed cationic lipid. Regarding the Encapsulation of mRNA (’651) Patent, the court held that “wherein at least 70% / at least 80% / about 90% of the mRNA in the formulation is fully encapsulated in the lipid vesicles” means “wherein at least 70% / at least 80% / about 90% of the mRNA is fully, as distinct from partially, contained inside the lipid vesicles”. Fact discovery, expert discovery and summary judgment briefing have been completed, and a jury trial is scheduled for March 2026. Additionally, in July 2025, the case was reassigned to a different judge in the same court.

International:

On March 3, 2025, we and Genevant filed five international lawsuits against Moderna seeking to enforce patents protecting our patented lipid nanoparticle technology. These five lawsuits target alleged infringing activities by Moderna in 30 countries, including Austria, Belgium, Bulgaria, Canada, Denmark, Estonia, Finland, France, Germany, Greece, Hungary, Iceland, Ireland, Italy, Japan, Latvia, Lithuania, Luxembourg, Malta, Monaco, Netherlands, Norway, Poland, Portugal, Romania, Slovenia, Spain, Sweden, Switzerland/Liechtenstein, and Turkey. We and Genevant are seeking monetary relief and injunctions against the continued manufacture and sale of Moderna’s COVID-19 vaccine and, in the Unified Patent Court, additional Moderna products which Moderna has represented use the same lipid nanoparticle technology as the COVID-19 vaccine, including its RSV vaccine. The five international lawsuits are as follows:
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

Where permitted to do so in the initial pleadings, we and Genevant submitted evidence from testing of commercial Moderna product samples sourced from the U.S. and European Union indicating the samples contain lipid nanoparticles falling under the protective scope of the claims of our lipid composition patents. In October 2025, where permitted to do so, we submitted additional testing evidence from the U.S. case that indicates samples produced by Moderna in the U.S. proceedings also contain lipid nanoparticles falling under the protective scope of the claims of our lipid composition patents. Public oral hearings for the Unified Patent Court cases are scheduled for May 2026, and the trial in the Canadian case is set to begin in September 2027.

Patent Infringement Litigation vs. Pfizer and BioNTech

On April 4, 2023, we and Genevant filed a lawsuit in the U.S. District Court for the District of New Jersey against Pfizer Inc. (Pfizer) and BioNTech SE (BioNTech) seeking damages for infringement of U.S. Patent Nos. 9,504,651; 8,492,359; 11,141,378; 11,298,320; and 11,318,098 in the manufacture and sale of any COVID-19 mRNA-LNP vaccines. The patents relate to nucleic acid-lipid particles and their composition, manufacture, delivery and methods of use. In the lawsuit, we seek fair compensation for Pfizer’s and BioNTech’s use of our patented technology that was developed with great effort and at great expense, without which their COVID-19 mRNA-LNP vaccines would not have been successful. The claim construction hearing occurred in December 2024, and in September 2025, the court issued a claim construction ruling, which construed the disputed claim terms in a manner we generally consider to be favorable.

Moderna and Merck European Oppositions

On April 5, 2018, Moderna and Merck, Sharp & Dohme Corporation (Merck) filed Notices of Opposition to our European patent EP 2279254 (the ’254 Patent) with the European Patent Office (EPO), requesting that the ’254 Patent be revoked in its entirety for all contracting states. We filed a response to Moderna and Merck’s oppositions in September 2018 and a hearing was conducted before the Opposition Division of the EPO in October 2019. At the conclusion of the hearing, the EPO upheld an auxiliary request adopting the amendment, as put forth by us, of certain claims of the ’254 Patent. In February 2020, Moderna and Merck filed Notices of Appeal challenging the EPO’s grant of the auxiliary request. We filed our responses to the appeals in September 2020. In March 2022, Moderna filed further written submissions to which we and Genevant responded in August 2022. In April 2023, we and Genevant withdrew our auxiliary request, however, the original (main) request remains in the action. We and Moderna informed the Board of Appeals that we would not object to a remittance of the matter without a hearing to the Opposition Division of the EPO. The hearing in this matter before the Board of Appeals was subsequently cancelled and resubmitted to the Opposition Division (i.e., lower board) of the EPO. In October 2023, the Opposition Division issued a summons for oral proceedings and provided its preliminary and non-binding opinion on the subject matter to be discussed at the hearing. In November 2023, we responded to the summons and in January 2024, Moderna and Merck filed their reply to the written opinion of the Opposition Division, as well as to our written submission from November 2023. We responded to Moderna and Merck’s reply in April 2024. Oral proceedings were held in June 2024, and the Opposition Division upheld the ’254 Patent but declined our and Genevant’s request to broaden certain claims in the ’254 Patent. Both parties appealed the Opposition Division’s decision and in March 2025, the Board of Appeals scheduled oral proceedings for January 2026.

On April 29, 2025, Moderna filed a revocation action on EPO patent EP 4 241 767 (the ’767 patent) with the EPO, requesting that the patent be revoked in its entirety for all contracting states. In July 2025, Merck, Arrowhouse GmbH and Keltie LLP filed three additional revocation actions against the ‘767 patent. All opponents have submitted their opposition briefs and we are currently preparing our response.

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

ITEM 2.       UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.       DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.       MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.       OTHER INFORMATION

Trading Plans

During the three months ended September 30, 2025, none of our directors or officers adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” as such terms are defined under Item 408 of Regulation S-K.

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

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from Arbutus Biopharma Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2025, formatted in inline XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations; (iii) Condensed Consolidated Statements of Comprehensive Income (Loss); (iv) Condensed Consolidated Statements of Stockholders’ Equity; (v) Condensed Consolidated Statements of Cash Flows; and (vi) Notes to Condensed Consolidated Financial Statements.

104	Cover page interactive data file (embedded within the inline XBRL document and included in Exhibit 101).

*    Filed herewith.
**    Furnished herewith.

SIGNATURES
   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 13, 2025.

ARBUTUS BIOPHARMA CORPORATION

By:	/s/ Lindsay Androski
Lindsay Androski
President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Tuan Nguyen
Tuan Nguyen
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)