Form 10-K
period 2025-12-31
Arbutus Biopharma Corp
filed 2026-03-23
CIK 1447028

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2025
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of June 30, 2025, the last business day of the registrant’s most recently completed second fiscal quarter, the approximate aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant was $472,133,611 (based on the closing price of $3.09 per share as reported on the Nasdaq Global Select Market as of that date).
As of March 18, 2026, the registrant had 195,478,068 common shares, without par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its 2026 Annual General Meeting of Shareholders, which the registrant intends to file pursuant to Regulation 14A with the Securities and Exchange Commission no later than 120 days after the registrant’s fiscal year ended December 31, 2025, are incorporated by reference into Part III of this Form 10-K.

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
•our beliefs, plans and expectations regarding our patent infringement lawsuit against Pfizer/BioNTech, and the expected timing thereof;
•our beliefs, plans and expectations regarding Moderna’s limited appeal following the settlement of our patent infringement litigation, the contingent lump sum payment included in our settlement with Moderna, and the expected timing thereof;
•our evaluation of a potential return of capital to our shareholders in connection with the settlement of our patent infringement lawsuits against Moderna, and the expected timing thereof;
•our beliefs, plans and expectations regarding our patent infringement lawsuit against the United States, and the expected timing thereof;
•the potential for our product candidates to achieve their desired or anticipated outcomes;
•the expected cost, timing and results of our clinical development plans and clinical trials, including clinical collaborations with third parties;
•the development and commercialization of a therapy for chronic hepatitis B infection, a disease of the liver caused by the hepatitis B virus;
•our aim to prevent complications of hepatitis B virus disease progression, to decrease hepatitis B virus burden by minimizing patient stigma and to address the need for finite and more efficacious hepatitis B virus treatments that further improve long-term outcomes and reduce associated healthcare costs;
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
•our expectations regarding our net cash burn; and
•our expectation for how long we can fund our operations with our existing cash resources,

as well as other statements relating to our future operations, financial performance or financial condition, prospects or other future events. Forward-looking statements appear primarily in the sections of this Form 10-K entitled “Item 1-Business,” “Item 1A-Risk Factors,” “Item 7-Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Item 8-Financial Statements and Supplementary Data.”

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

Risk Factors Summary

The following is a summary of the principal risks that could adversely affect our business, operations and financial results. For more information, see “Item 1A. Risk Factors” in this Annual Report on Form 10-K for the year ended December 31, 2025.

Risks Related to Our Business, Our Financial Results and Need for Additional Capital
•We are involved in patent infringement lawsuits to protect and assert our intellectual property rights against large, well-capitalized companies and the United States, which requires that we continue to expend substantial resources, and we may not be successful in these proceedings.
•We face risks associated with the Contingent Settlement Payment (defined below) under the Moderna Settlement Agreement (defined below).
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
•We have incurred operating losses in nearly every year since our inception and we anticipate that we will not achieve operating profits for the foreseeable future. To date, we have had no product revenues.
•We do not generate revenues from product sales and may never be profitable from operations.

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
•Because we have limited operational resources, we may decide to pursue a particular product candidate and fail to advance product candidates that later demonstrate a greater chance of clinical and commercial success.
•Several of our clinical trials are currently or were conducted outside the United States, and the FDA may not accept data from trials conducted in locations outside the United States.
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
•We face significant competition from other biotechnology and pharmaceutical companies targeting HBV (defined below).
•Our ability to generate product revenues and become profitable from operations is largely dependent on the future commercial success of our HBV product candidates.
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
•Failure to comply with the United States Foreign Corrupt Practices Act, and potentially other global anti-corruption and anti-bribery laws, could subject us to penalties and other adverse consequences.

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
•If conflicts arise between our licensing partners and us, our licensing partners may act in their best interest and not in our best interest, which could adversely affect our business.
•We rely on third parties to conduct our clinical trials, and if they fail to fulfill their obligations, our development plans may be adversely affected.
•We rely exclusively on third parties to formulate and manufacture our product candidates, which exposes us to a number of risks that may delay development, regulatory approval and commercialization of our products.

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
•We may form strategic alliances or collaborations that could harm our business.

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

We continue to protect and defend our intellectual property, which is the subject of our ongoing lawsuit against Pfizer Inc. and BioNTech SE (collectively, Pfizer/BioNTech) for their use of our patented lipid nanoparticle (LNP) technology in their COVID-19 messenger ribonucleic acid interference (mRNA)-LNP vaccines. The court issued a claim construction ruling in September 2025, which construed the disputed claim terms in a manner we generally consider to be favorable. The parties are awaiting further scheduling in the litigation.

On March 3, 2026, we, along with Genevant Sciences GmbH and its parent (collectively, Genevant), entered into a settlement agreement (the Moderna Settlement Agreement) to resolve all patent infringement litigation and patent revocation proceedings involving Moderna, Inc. and its affiliates (collectively, Moderna) pending in the United States and internationally (the Moderna LNP Litigation). Under the terms of the Moderna Settlement Agreement, Moderna will make an aggregate $950.0 million noncontingent lump sum payment (the Noncontingent Settlement Payment) to us and Genevant on or before July 8, 2026. In addition, Moderna is obligated to pay us and Genevant an additional aggregate contingent lump sum payment of $1.3 billion (the Contingent Settlement Payment) upon a ruling that is favorable to us and Genevant in a limited appeal related to 28 U.S.C. §1498 (§1498) that Moderna is allowed to file pursuant to the Moderna Settlement Agreement (the Moderna §1498 Appeal). Under our license with Genevant, we are entitled to receive, after deduction of litigation costs, 20% of the Noncontingent Settlement Payment. In addition, as of the date of this annual report, we own approximately 16% of the outstanding common equity of Genevant. We are currently evaluating a return of capital to our shareholders in the third quarter of calendar year 2026, following the receipt of our portion of the Noncontingent Settlement Payment. For more information, see “Item 1 – Business – Other Collaborations, Royalty Entitlements and Intellectual Property Litigation” and “Item 3 – Legal Proceedings.”

During 2024, we streamlined the organization to focus our efforts on advancing the clinical development of imdusiran and AB-101, and therefore ceased all discovery efforts, halted preparations for a potential IM-PROVE III clinical trial and reduced our workforce by 40%. In the first quarter of 2025, we announced the appointment of five new members of our Board of Directors (our Board) to replace all of the former directors, as well as the appointment of a new President, Chief Executive Officer and Chairperson of our Board and a new Chief Financial Officer. Additionally, our Board took action to reduce our workforce by an additional 57%. Our Board also decided to exit our corporate headquarters in Warminster, Pennsylvania and to discontinue in-house scientific research. In connection with these actions, we incurred one-time restructuring charges during 2025 of $12.9 million. With these organizational changes and our ongoing cost management efforts, we significantly reduced our net cash burn in 2025 when compared to 2024.

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

LNP technology

In February 2022 and April 2023, we filed patent infringement lawsuits in the United States against Moderna and Pfizer/BioNTech, respectively, seeking compensation for their unlicensed use of our patented technologies in their COVID-19 mRNA-LNP vaccines. It is well established in the scientific literature that the most significant technological hurdle to developing and deploying medicines using mRNA is engineering a safe and effective way to deliver the mRNA to human cells. Scientists at Arbutus and Genevant have spent years developing and refining LNP technology, which has been licensed for various applications to many different third parties. Our and Genevant’s LNP technology relies on microscopic particles built from four carefully selected types of fat-like molecules to shelter and protect nucleic acid molecules, including ribonucleic acid (RNA) molecules like the messenger RNA (mRNA) utilized in COVID-19 mRNA-LNP vaccines. This technology enables the mRNA to travel through the human body to a target cell and through the target cell’s membrane, where it releases the mRNA. Without this crucial technology, the mRNA would quickly degrade in the body and be ineffective. We continue to protect and defend our intellectual property, which is the subject of our ongoing lawsuit against Pfizer/BioNTech for their use of our patented LNP technology in their COVID-19 mRNA-LNP vaccines.

cHBV programs

Our hepatitis B (HBV) strategy has been to develop a functional cure for patients with cHBV infection with imdusiran as a potential cornerstone in a combination therapy. Development to date has emphasized a combination of compounds that can suppress hepatitis B virus deoxyribonucleic acid (HBV DNA) replication, hepatitis B virus RNA (HBV RNA) transcription, and hepatitis B surface antigen (HBsAg) and other viral protein expression, as well as boost patients’ HBV-specific immune response, which together could address the most important elements to achieving a functional cure. Functional cure is defined as sustained HBsAg seroclearance and HBV DNA less than the lower limit of quantification (<LLOQ) after 24 weeks off treatment, with or without anti-hepatitis B surface antibodies (anti-HBs). A functional cure for patients with cHBV could prevent complications of HBV disease progression, decrease HBV burden by minimizing patient stigma and address the need for finite and more efficacious HBV treatments that further improve long-term outcomes and reduce associated healthcare costs. Our current ongoing evaluation of our HBV strategy also includes analysis of imdusiran’s potential to suppress HBV DNA replication and HBV RNA and HBsAg expression, without any immunotherapeutics. We are also continuing to evaluate and refine potential Phase 2b clinical trial designs for imdusiran.

Our HBV product pipeline includes the following:

•Imdusiran (AB-729) is our proprietary, GalNAc-conjugated, subcutaneously-delivered RNAi therapeutic product candidate that suppresses all HBV antigens, including HBsAg, which is thought to be a key prerequisite to enable potentiation of a patient’s immune system to respond to HBV. Over 200 patients with cHBV infection have been dosed with imdusiran in Phase 1 and Phase 2a clinical trials. Clinical data generated thus far has shown imdusiran provides meaningful reductions in HBsAg and other viral proteins, HBV DNA and HBV RNA, and leads to functional cure in some patients, while being generally safe and well-tolerated. Benefits were observed in patients across all evaluated HBV genotypes (A to E). In the Phase 1 and Phase 2a clinical trials, eight patients achieved functional cure, off all treatment, in combination therapy that includes imdusiran, including two patients who did not receive any pegylated interferon alfa-2a (IFN) as part of the combination therapy. An additional 41 patients across our Phase 2a clinical trials were able to remain off nucleos(t)ide analogue (NA) therapy for at least 48 weeks after discontinuing NA therapy during their Phase 2a clinical trials. A total of 47% (49/105) of all Phase 2a patients achieved functional cure or remained off NA therapy after discontinuing NA therapy during their Phase 2a clinical trials. Of the 18 patients who are currently being followed long-term (which includes the eight functionally cured patients described above and 10 patients who discontinued and remained off NA therapy), one patient who discontinued NA therapy achieved functional cure during the long-term follow-up period, and 89% of the 18 patients continue to remain off NA therapy for between 82 and 134 weeks. Two of the original eight functionally cured patients seroreverted during long-term follow-up, but remain virally suppressed and off NA therapy. Furthermore, among an additional 11 patients with available data who discontinued NA therapy during their Phase 2a clinical trials, but were subsequently discontinued early from long-term follow-up, one patient achieved functional cure and two restarted NA therapy. To date, a total of 10 patients have achieved functional cure during our Phase 2a clinical trials and long-term follow-up.

•AB-101 is our proprietary oral PD-L1 inhibitor that has the potential to activate patients’ HBV-specific immune response by inhibiting PD-L1. AB-101 is currently in a Phase 1a/1b clinical trial (AB-101-001) evaluating the safety, tolerability, pharmacokinetics (PK), and pharmacodynamics (PD) of single- and multiple-ascending oral doses in healthy subjects and patients with cHBV infection. The data from healthy subjects in Parts 1 and 2 and cHBV patients in Part 3 of this clinical trial have shown that AB-101 was generally well-tolerated with evidence of high receptor occupancy.

To help position imdusiran as a potential cornerstone in a combination therapy, we fully enrolled two Phase 2a clinical trials that combined imdusiran with other agents. The intent of these trials was to initially lower HBsAg levels with imdusiran and then administer a complementary agent, an immune modulator or a therapeutic vaccine, to further lower HBsAg levels and promote anti-HBV immunity. We believe that if we can lower HBsAg and other viral antigens and promote immunity, we may achieve sustained HBsAg seroclearance and HBV DNA <LLOQ, potentially leading to a functional cure in patients with cHBV. Currently, patients with cHBV have limited treatment options - either NA therapy, which requires lifelong treatment, or a finite duration of IFN, which is poorly tolerated and has serious complications and side effects. We believe patients can see significant benefits with imdusiran even without functional cure if they are well enough to be able to discontinue NA therapy and maintain viral suppression.

In the Phase 2a clinical trials, eight patients with cHBV achieved functional cure following treatment with imdusiran and NA therapy in combination with either IFN or with low dose nivolumab plus an immunotherapeutic. Seven of those eight total patients who achieved functional cure with the 60mg dose of imdusiran had HBsAg levels less than 1000 IU/mL at baseline. According to the literature, patients with HBsAg levels <1000 IU/mL represent a significant portion of the cHBV population. To date, six of those eight patients continue to sustain functional cure for periods ranging between 82 to 134 weeks, while two patients have seroreverted but remain virally suppressed and off NA therapy. In addition to the patients who achieved functional cure during their Phase 2a clinical trials, 41 more patients were able to remain off NA therapy for at least 48 weeks during their clinical trials after discontinuing NA therapy following treatment with imdusiran. In total, 47% (49/105) of all Phase 2a patients either achieved functional cure or remained off NA therapy after discontinuing NA therapy during their clinical trials following treatment with imdusiran. Of the 10 patients who were able to discontinue and remain off NA therapy for at least 48 weeks who are currently being followed long-term in our rollover study, one patient achieved functional cure during the long-term follow-up period, and a total of eight patients have continued to remain off NA therapy for periods ranging between 96 to 131 weeks. These results suggest that imdusiran has lasting durability in helping patients maintain viral suppression and may help patients achieve beneficial clinical outcomes years after completing finite imdusiran regimens.

Our imdusiran development program includes the following two Phase 2a clinical trials:
•Imdusiran in combination with IFN, an approved immunomodulator, and ongoing standard-of-care NA therapy in patients with cHBV infection (IM-PROVE I). At the American Association for the Study of Liver Diseases (AASLD) – The Liver Meeting® in November 2024, we presented data from our IM-PROVE I Phase 2a clinical trial showing that six doses of imdusiran and 24 weeks of IFN added to ongoing NA therapy led to a functional cure rate of 50% (3/6) in hepatitis B e antigen (HBeAg) negative patients with baseline HBsAg levels less than 1000 IU/mL, and an overall functional cure rate of 25% (3/12). Additionally, three cHBV patients from other cohorts in the IM-PROVE I clinical trial achieved functional cure. Those patients who achieved functional cure also seroconverted. Furthermore, an additional 10 patients who did not achieve functional cure were able to remain off NA therapy for at least 48 weeks after discontinuing NA therapy following treatment with imdusiran. At the AASLD – The Liver Meeting in November 2025, we presented new analysis from our IM-PROVE I Phase 2a clinical trial showing beneficial clinical outcomes were observed across all evaluated HBV genotypes (A to D), even in genotypes described in literature as not responsive to IFN treatment. These data from the IM-PROVE I trial suggest that the combination of imdusiran, 24 weeks of IFN and NA therapy was generally safe and well-tolerated with beneficial clinical outcomes, and that imdusiran may enhance responsiveness to IFN in HBV genotypes that are poor responders to IFN.
•Imdusiran in combination with VTP-300, Barinthus Biotherapeutics plc’s (Barinthus) HBV immunotherapeutic, and ongoing NA therapy in patients with cHBV infection, including a cohort with the addition of low dose nivolumab (Opdivo®) (IM-PROVE II). At the European Association for the Study of the Liver (EASL) Congress in May 2025, we presented data from this clinical trial showing that 25% (2/8) of the patients with low dose nivolumab added to the treatment regimen and with baseline HBsAg levels less than 1000 IU/mL achieved functional cure. Furthermore, an additional 31 patients (including some HBeAg positive patients) who did not achieve functional cure were able to remain off NA therapy for at least 48 weeks after discontinuing NA therapy following treatment with imdusiran. These data from the IM-PROVE II trial suggest that the combination of imdusiran, VTP-300, NA therapy and low dose nivolumab was generally safe and well-tolerated with beneficial clinical outcomes.

Background on HBV

Hepatitis B is a potentially life-threatening liver infection caused by HBV. HBV can cause chronic infection which leads to a higher risk of death from cirrhosis and liver cancer. cHBV infection represents a significant unmet medical need. There are HBV vaccines approved by the United States Food and Drug Administration (FDA), which are indicated for the prevention of infection caused by HBV. However, the World Health Organization estimates that over 250 million people worldwide suffer from cHBV infection, while other estimates indicate that approximately 2 million people in the United States suffer from cHBV infection. Even with the availability of effective vaccines and current treatment options, approximately 1.1 million people die every year from complications related to cHBV infection. We believe there is a compelling market opportunity for an HBV curative regimen. Currently, an estimated 32 million (13%) of a total of over 250 million people worldwide with cHBV infection are diagnosed and approximately 7 million (3%) are on treatment. We believe that the introduction of an HBV curative regimen with a finite duration would substantially increase diagnosis and treatment rates for people with cHBV infection.

Current treatments and their limitations

Today’s current treatment options for cHBV infection include IFN and NA therapies. IFN, a synthetic version of a substance produced by the body to fight infection, is administered by injection and has numerous side effects including flu-like symptoms and depression. NA therapies are oral antiviral medications which, when taken chronically, reduce HBV virus replication and inflammation and significantly reduce HBV DNA in the blood. Oral NA therapies have become the standard-of-care for HBV treatment, mainly due to their ability to drive viral load to undetectable levels in the serum of patients, their single pill once-a-day dosing and favorable safety profile. However, in most cases, once IFN and NA therapies are stopped, virus replication resumes and liver inflammation and fibrosis may still progress. While these treatments reduce viral load, fewer than 10% of patients are functionally cured after a finite treatment duration. With such low cure rates, most patients with cHBV infection are required to take NA therapy daily for the rest of their lives.

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

RNAi therapeutic (imdusiran, AB-729)

RNAi therapeutics represent a significant advancement in drug development. RNAi therapeutics utilize a natural pathway within cells to effectively silence genes by eliminating the disease-causing proteins that they code for. We are developing an RNAi therapeutic, imdusiran, that is designed to reduce HBV DNA, HBV RNA, HBsAg and other HBV antigen expression in people with cHBV infection. Reducing HBsAg in addition to other viral proteins and HBV DNA are widely believed to be key prerequisites to potentiate an effective patient’s immune response against the virus.

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
–Specific chemical modifications and unique asymmetric RNA structure that reduces off-target effects while maintaining/enhancing potency and providing durable liver exposure and in vivo therapeutic effect.
–Delivered at a low dose and infrequently (4, 8 or 12 week intervals).
–Immune activation properties with HBV-specific T-cell immune restoration and a decrease in exhausted T-cells in responder patients.

IM-PROVE I Phase 2a proof-of-concept clinical trial evaluating imdusiran in combination with IFN

We have completed IM-PROVE I, a randomized, open label, multicenter Phase 2a proof-of-concept clinical trial investigating the safety and antiviral activity of imdusiran in combination with a short course of IFN and ongoing NA therapy in 43 stably NA-suppressed, HBeAg negative, non-cirrhotic patients with cHBV infection. Our primary intent for this trial was to initially lower HBsAg and other viral proteins, HBV DNA and HBV RNA levels with imdusiran and then administer IFN as an immunomodulator to promote anti-HBV immune responses. Our belief in this trial was that if we can lower HBsAg, other viral proteins and HBV DNA levels and promote immune responses, we may achieve sustained HBsAg seroclearance and HBV DNA <LLOQ, potentially leading to a functional cure. After patients received 24-weeks of dosing with imdusiran (60mg every 8 weeks, 4 doses) plus ongoing NA therapy, patients were randomized into one of four cohorts to receive a short course of IFN plus ongoing NA therapy for either 12 or 24 weeks, with or without up to two additional doses of imdusiran across an additional 16 week period. After completion of the assigned IFN treatment period, all patients remained on NA therapy for a 24-week follow-up period, and then discontinued NA treatment, provided they met protocol-defined NA therapy discontinuation criteria. Patients who discontinued NA therapy entered an intensive follow-up period for 48 weeks.

Select key data from 12 patients in Cohort A1 of this Phase 2a clinical trial who received 6 doses of imdusiran, 24 weeks of IFN and ongoing NA therapy, as presented at the AASLD – The Liver Meeting in November 2024, include:

•50% (3/6) of patients with baseline HBsAg <1000 IU/mL achieved functional cure.
•Overall, 25% (3/12) of patients achieved functional cure.
•Those patients who achieved functional cure also seroconverted with anti-HBs levels increasing as patients lost HBsAg.

At the EASL Congress in May 2025, we presented a poster characterizing the demographics and virological markers of the six cHBV patients across dosing cohorts in the IM-PROVE I Phase 2a clinical trial who achieved functional cure. The data showed that HBsAg at baseline was the only apparent marker in common associated with functional cure. In a second poster, we reported that patients who achieved functional cure in the 24-week IFN treatment cohorts experienced HBsAg seroclearance associated with transient HBV RNA elevations that were preceded by or coincided with increases in immunological markers. At the AASLD – The Liver Meeting in November 2025, we presented new analysis from our IM-PROVE I Phase 2a clinical trial showing beneficial clinical outcomes were observed across all evaluated HBV genotypes (A to D).

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

IM-PROVE II Phase 2a proof-of-concept clinical trial evaluating imdusiran in combination with Barinthus’ VTP-300

Through a clinical collaboration agreement with Barinthus that we entered into in July 2021, we completed IM-PROVE II, a Phase 2a proof-of-concept clinical trial evaluating the safety, antiviral activity and immunogenicity of a combination treatment with Barinthus’ VTP-300, an HBV immunotherapeutic, administered after imdusiran in patients with cHBV infection. The initial trial design enrolled 40 NA-suppressed, HBeAg negative or positive, non-cirrhotic cHBV infected patients. Our primary intent for this trial was to initially lower HBsAg and other viral proteins, HBV DNA and HBV RNA levels with imdusiran and then administer VTP-300 as an immunomodulator to promote anti-HBV immune responses. All patients received imdusiran (60mg every 8 weeks, 4 doses) plus NA therapy for 24 weeks. After week 24, treatment with imdusiran was stopped. Patients continued only on NA therapy and were randomized to receive VTP-300 or placebo at week 26 and week 30. At week 48, all patients were evaluated for eligibility to discontinue NA therapy and were followed for an additional 24 to 48 weeks. Subsequently, we amended the IM-PROVE II clinical trial protocol to include another cohort that received imdusiran, VTP-300, NA therapy and low dose nivolumab, an approved PD-1 inhibitor in oncology. In this additional cohort, patients received imdusiran (60mg every 8 weeks, 4 doses) plus NA therapy for 24 weeks, followed by administration of VTP-300 plus up to two low doses of nivolumab while remaining on NA therapy. At week 48, all patients were evaluated for eligibility to discontinue NA therapy, and were followed for an additional 24 to 48 weeks.

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

Additionally, a total of 31 patients in IM-PROVE II who did not achieve functional cure were still able to remain off NA therapy for at least 48 weeks after discontinuing NA therapy following treatment with imdusiran at 60mg. A total of 53% (33/62) of patients either achieved functional cure or remained off NA therapy for at least 48 weeks after discontinuing NA therapy following treatment with imdusiran at 60mg, across all cohorts and all baseline HBsAg levels, and both HBeAg negative and positive patients. Treatment with imdusiran, VTP-300, NA therapy and low dose nivolumab in this clinical trial was generally safe and well-tolerated. There were no serious adverse events, immune-related adverse events, or discontinuations due to adverse events.

The IM-PROVE II clinical trial was managed by us, subject to oversight by a joint development committee comprised of representatives from both companies. We and Barinthus retained full rights to our respective product candidates and split all costs associated with the clinical trial. Pursuant to the agreement, the parties could have undertaken a larger Phase 2b clinical trial depending on the results of the initial Phase 2a clinical trial. However, in January 2025, Barinthus announced a shift in its strategic business focus that included postponing further development of VTP-300. The parties do not intend to undertake a larger Phase 2b with this combination treatment regimen.

At the AASLD - The Liver Meeting in November 2025, we presented cumulative data across all of our imdusiran clinical trials demonstrating that imdusiran was safe and well-tolerated at all tested repeat doses of 60mg or 90mg, and that beneficial clinical outcomes in our Phase 2a clinical trials were potentially linked to immune reawakening in patients.

Imdusiran Treatment Without Immunotherapeutic

In our single and multiple ascending dose Phase 1b clinical trial for imdusiran, we enrolled HBeAg negative and positive patients, as well as HBV DNA positive patients not on NA therapy. Across all arms, which included doses up to 180mg, 71% (44/62) of patients achieved HBsAg levels below 100 IU/mL, including 5% (3/62) of patients who achieved HBsAg seroclearance. Additionally, 56% (5/9) of patients who elected to discontinue NA therapy remained off NA therapy for at least three years after discontinuation. Furthermore, all patients in all imdusiran clinical trials showed significant early decreases in HBsAg levels, often observed after the first or second dose of imdusiran. In Group B of IM-PROVE II, after just 24 weeks of imdusiran dosing at just 60 mg with only background NA therapy and no other combination agent, 37% (7/19) of patients were able to remain off NA therapy for at least 48 weeks after discontinuing NA therapy, including one patient who achieved HBsAg seroclearance. Based on the effect imdusiran alone appears to have on reducing HBsAg levels and suppressing HBV DNA and HBV RNA replication, we are also evaluating imdusiran as a treatment without any immunotherapeutic.

Oral PD-L1 Inhibitor (AB-101)

PD-L1 inhibitors complement our pipeline of agents and could potentially be an important part of a combination therapy for the treatment of HBV by activating the immune system. Highly functional HBV-specific T-cells within our immune system are believed to be required for long-term HBV viral resolution. However, HBV-specific T-cells become functionally defective, and greatly reduced in number during cHBV infection. One approach to boost HBV-specific T-cells is to prevent PD-L1 proteins from binding to PD-1, which would otherwise lead to inhibition of the HBV-specific immune function of T-cells.

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

Part 3 of this clinical trial evaluated repeat doses of AB-101 for 28 days in patients with cHBV. At the EASL Congress in May 2025, we presented data showing that a single dose of 10mg of AB-101 for 28 days in cHBV patients was well tolerated with PD-L1 receptor occupancy similar to that seen in healthy subjects at this dose. At the AASLD - The Liver Meeting in November 2025, we presented a Poster of Distinction highlighting maximal PD-L1 receptor occupancy between 68-100% at the 30mg daily dose. Treatment with AB-101 in Part 3 of this clinical trial was generally safe and well-tolerated. There were no serious adverse events related to AB-101 and no evidence of liver dysfunction.

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

Alnylam Pharmaceuticals, Inc. (Alnylam) and Acuitas Therapeutics, Inc. (Acuitas)

In 2012, we entered into a license agreement with Alnylam that entitles Alnylam to develop and commercialize products with our LNP technology in exchange for milestone and royalty payments. We have two royalty entitlements to global net sales of ONPATTRO (Patisiran) (ONPATTRO), an RNA interference therapeutic currently being sold by Alnylam. In addition, we are entitled to receive payments upon the achievement of contractual milestones related to Alnylam’s use of our proprietary LNP technology in other products.

Alnylam’s ONPATTRO, which represents the first approved application of our LNP technology, was approved by the FDA and the European Medicines Agency (EMA) during the third quarter of 2018 and was launched by Alnylam immediately upon approval in the United States. Under the terms of this license agreement, we are entitled to tiered royalty payments on global net sales of ONPATTRO ranging from 1.00% - 2.33% after offsets, with the highest tier applicable to annual net sales above $500 million. This royalty interest was sold to the Ontario Municipal Employees Retirement System (OMERS), effective as of January 1, 2019, for $20 million in gross proceeds before advisory fees. OMERS will retain this entitlement until it has received $30 million in royalties, at which point 100% of this royalty entitlement on future global net sales of ONPATTRO will revert to us. OMERS has assumed the risk of collecting up to $30 million of future royalty payments from Alnylam and we are not obligated to reimburse OMERS if it fails to collect any such future royalties. If this royalty entitlement reverts to us, it has the potential to provide an active royalty stream or to be otherwise monetized again in full or in part. From the inception of the royalty sale through December 31, 2025, an aggregate of $26.5 million of royalties have been earned by OMERS.

We also are receiving a second royalty interest ranging from 0.75% to 1.125% on global net sales of ONPATTRO, with 0.75% applying to sales greater than $500 million, originating from a settlement agreement and subsequent license agreement with Acuitas. This royalty entitlement from Acuitas has been retained by us and was not part of the royalty entitlement sale to OMERS.

In December 2025, we recognized revenue of $0.5 million following the achievement of a contractual milestone related to Alnylam’s use of our proprietary LNP technology in an additional product candidate to treat hepatocellular carcinoma (HCC), underscoring the important role our LNP technology plays in the delivery of nucleic acids to the body. We received this payment in January 2026.

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

As of December 31, 2025, we owned approximately 16% of the common equity of Genevant and the carrying value of our investment in Genevant was zero. Our entitlement to receive future royalties or sublicensing revenue from Genevant was not impacted by the recapitalization.

Under the terms of the Moderna Settlement Agreement, Moderna will make an aggregate $950.0 million Noncontingent Settlement Payment to us and Genevant on or before July 8, 2026. In addition, Moderna is obligated to make an additional Contingent Settlement Payment of up to an aggregate $1.3 billion to us and Genevant upon the occurrence of certain events related to the Moderna §1498 Appeal, but which may be subject to repayment. Under the Genevant License, we are entitled to receive, after deduction of litigation costs, 20% of the Noncontingent Settlement Payment, exclusive of our ownership of approximately 16% of the outstanding common equity of Genevant.

Patent Infringement Litigation vs. Pfizer and BioNTech

On April 4, 2023, we and Genevant filed a lawsuit in the United States District Court for the District of New Jersey against Pfizer/BioNTech seeking damages for infringement of United States Patent Nos. 9,504,651; 8,492,359; 11,141,378; 11,298,320; and 11,318,098 in the manufacture and sale of any COVID-19 mRNA-LNP vaccines. The patents relate to nucleic acid-lipid particles and their composition, manufacture, delivery and methods of use. In the lawsuit, we seek fair compensation for Pfizer’s and BioNTech’s use of our patented technology that was developed with great effort and at great expense, without which their COVID-19 mRNA-LNP vaccines would not have been successful. The claim construction hearing occurred in December 2024, and in September 2025, the court issued a claim construction ruling, which construed the disputed claim terms in a manner we generally consider to be favorable. The parties are awaiting further scheduling in the litigation.

Patent Infringement Litigation vs. Moderna

On February 28, 2022, we and Genevant filed a lawsuit in the United States District Court for the District of Delaware against Moderna seeking damages for infringement of United States Patent Nos. 8,058,069, 8,492,359, 8,822,668, 9,364,435, 9,504,651, and 11,141,378 in the manufacture and sale of MRNA-1273, Moderna’s vaccine for COVID-19. On March 3, 2025, we and Genevant filed five international lawsuits against Moderna seeking to enforce patents protecting our patented LNP technology. Together, these lawsuits comprise the Moderna LNP Litigation.

On March 3, 2026, we, Genevant, and, solely for specified purposes, Genevant Sciences Ltd., and Moderna entered into the Moderna Settlement Agreement to resolve the Moderna LNP Litigation. Pursuant to the Moderna Settlement Agreement, all parties filed stipulated judgments and stipulations of dismissal for the respective courts or tribunals to enter judgment, dismiss with prejudice or withdraw (as the case may be) all claims in the Moderna LNP Litigation, except that Moderna may file the Moderna §1498 Appeal. The Moderna §1498 Appeal is an appeal of the consent judgment entered in the District Court solely with respect to whether §1498 bars our and Genevant’s claims for direct infringement and indirect infringement against Moderna for vaccine doses that were sold to the United States Government under a particular contract and characterized by the District Court as “vaccines that did not go directly to United States Government employees.”

Under the terms of the Moderna Settlement Agreement, Moderna will make an aggregate $950.0 million Noncontingent Settlement Payment to us and Genevant on or before July 8, 2026.

In addition, as described in more detail in, and subject to the terms of, the Moderna Settlement Agreement, Moderna will make an additional Contingent Settlement Payment of an aggregate $1.3 billion to us and Genevant (i) if the Court of Appeals for the

Federal Circuit (whether by the initial panel, upon panel rehearing or en banc) affirms, or if there is a final non-appealable judgment that affirms, the rejection of Moderna’s affirmative defense pursuant to §1498 by the District Court in its entirety or otherwise holds that §1498 does not bar our and Genevant’s claim against Moderna as to either or both of direct infringement and indirect infringement with respect to all of the doses subject to the Moderna §1498 Appeal, or (ii) upon a failure to timely file, or voluntary dismissal of, the Moderna §1498 Appeal (any of the foregoing (clause (i) or (ii) above), an Arbutus/Genevant §1498 Victory). If an appellate ruling were to hold that §1498 bars our and Genevant’s infringement claims as to some, but not all, of the doses subject to the Moderna §1498 Appeal, the Moderna Settlement Agreement provides that Moderna will pay us and Genevant a prorated amount of the Contingent Settlement Payment, calculated based on the number of doses for which §1498 bars our and Genevant’s infringement claims as clearly articulated by the Federal Circuit or, if not clearly articulated by the Federal Circuit, as mutually agreed by the parties or determined in an accelerated binding arbitration process.

Under certain circumstances, as described in more detail in, and subject to the terms of, the Moderna Settlement Agreement, if the Arbutus/Genevant §1498 Victory is subsequently overturned in Moderna’s favor in a final nonappealable decision, we and Genevant are required to return any Contingent Settlement Payment to Moderna, plus interest. If, following an Arbutus/Genevant §1498 Victory, either (i) Moderna does not timely appeal such Arbutus/Genevant §1498 Victory or (ii) such Arbutus/Genevant §1498 Victory is subsequently affirmed in a final nonappealable decision, Moderna will have no further right to a potential repayment of the Contingent Settlement Payment.

The Moderna Settlement Agreement includes mutual financial covenants to protect the payment or repayment of the Contingent Settlement Payment, as described above.

The Moderna Settlement Agreement also contains customary mutual releases in favor of each of us/Genevant and Moderna in respect of the Moderna LNP Litigation. In addition, the Moderna Settlement Agreement includes a fully paid-up, royalty free, irrevocable, non-exclusive, worldwide license and covenant not to sue granted to Moderna under any patents and patent applications owned or licensable by us or Genevant or our respective direct and indirect wholly owned subsidiaries that exist, or that claim priority to patents or patent applications that exist, as of the effective date of the Moderna Settlement Agreement, to make, sell and generally otherwise exploit Moderna’s SPIKEVAX™, mNEXSPIKE™ and mRESVIA™ vaccines and any other mRNA vaccines that include a lipid SM-102-based LNP formulation against an infectious disease and meet certain conditions, as well as a covenant not to sue with respect to certain other of our and Genevant’s patents and Moderna products.

On March 19, 2026, we and Genevant filed a complaint against the United States in the United States Court of Federal Claims, seeking to recover compensation for Moderna’s infringement for vaccine doses that were sold to the United States Government under a particular contract and were deemed by the District Court to be doses that were provided directly to United States Government employees. The complaint also includes a protective request to recover compensation from the United States for any other vaccine doses where, as a result of the Moderna §1498 Appeal, §1498 is deemed to bar our and Genevant’s claims for direct infringement and indirect infringement against Moderna.

Moderna and Merck European Oppositions

On April 5, 2018, Moderna and Merck, Sharp & Dohme Corporation (Merck) filed Notices of Opposition to our European patent EP 2279254 (the ’254 Patent) with the European Patent Office (EPO), requesting that the ’254 Patent be revoked in its entirety for all contracting states. From 2018 until 2024, various hearings were held by different divisions of the EPO regarding requests submitted by all parties. Oral proceedings were held in June 2024, and the Opposition Division of the EPO upheld the ’254 Patent but declined our and Genevant’s request to broaden certain claims in the ’254 Patent. Both parties appealed the Opposition Division’s decision, and on January 15, 2026, in a verbal decision, the Board of Appeal of the EPO revoked the ’254 Patent. A written decision is expected in the next few months. We disagree with the outcome, and upon receipt of the written decision, we plan to file a petition for review by the Enlarged Board of Appeal of the EPO. The revocation was based on an EPO standard of “added matter” that does not apply in the United States. In March 2026, pursuant to the Moderna Settlement Agreement, Moderna withdrew from this revocation proceeding. We do not expect the EPO revocation decision to have an impact on the potential outcome, or timing, of our patent infringement litigation pending against Pfizer/BioNTech in the United States.

On April 29, 2025, Moderna filed a revocation action on our European patent EP 4241767 (the ’767 patent) with the EPO, requesting that the patent be revoked in its entirety for all contracting states. In July 2025, Merck, Arrowhouse GmbH and Keltie LLP filed three additional revocation actions against the ’767 patent. Initial briefing has been completed and we are currently awaiting an initial hearing date. In March 2026, pursuant to the Moderna Settlement Agreement, Moderna withdrew from this revocation proceeding.

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

Patents and Proprietary Rights

Our commercial success depends in part on our ability to obtain and maintain proprietary protection for our product candidates, novel discoveries, product development technologies and other know-how, to operate without infringing on the proprietary rights of others and to prevent others from infringing our proprietary rights. Our policy is to seek to protect our proprietary position by, among other methods, filing or in-licensing United States and foreign patents and patent applications related to our proprietary technology, inventions and improvements that are important to the development and implementation of our business. We also rely on trademarks, trade secrets, know how, continuing technological innovation and potential in-licensing opportunities to develop and maintain our proprietary position.

In addition to our proprietary expertise, we own a portfolio of patents and patent applications directed to RNAi drugs and processes directed at particular disease indications, chemical modification of RNAi molecules, LNP inventions, LNP compositions for delivering nucleic acids such as mRNA and RNAi, and the formulation and manufacture of LNP-based pharmaceuticals. In the United States our patents might be challenged in post-grant review proceedings, such as inter partes review. In Europe, upon grant, a period of nine months is allowed for notification of opposition to such granted patents.  If our patents are subjected to post-grant review, such as opposition proceedings, we would incur significant costs to defend them. Further, our failure to prevail in any such proceedings could limit the patent protection available to our therapeutic HBV programs, or RNAi platform, including our product candidates.

We own many patent families related to our compounds, formulations, and technology, but we cannot be certain that issued patents will be enforceable or provide adequate protection or that pending patent applications will result in issued patents.

The following table shows the estimated expiration dates, based on filing dates, in the United States and the European Union for the primary patents for our product candidates currently in clinical trials.

Product candidate	Estimated Patent Expiration in US	Estimated Patent Expiration in EU
Imdusiran	2038	2038
AB-101	2042	2042
LNP	2029	2029

Human Capital

Employee Composition

As of December 31, 2025, we had 19 full-time employees. In the first quarter of 2025, our Board took action to reduce our workforce by 57%, resulting in a total workforce after reductions of 19 employees. None of our employees are represented by a labor union or covered by a collective bargaining agreement, nor have we experienced any work stoppages. We believe that relations with our employees are good. We supplement our in-house expertise with outsourced capabilities when it would be cost prohibitive to build our own in-house capabilities. For example, we outsource a substantial portion of our clinical trial work to clinical research organizations and a majority of our drug manufacturing is out-sourced to contract manufacturers. Our clinical development and manufacturing teams implement our development strategies and oversee the activities of our outside vendors.

Employee Oversight, Training and Development

We are invested in the professional development of our employees. In order to promote long-term retention and to maximize the potential of our employees, we provide individualized performance management programs. We also offer needs-based supplemental training as well as mandatory compliance training to our employees.

Compensation and Benefits

Drug development is a complex endeavor that requires deep expertise and attracting and retaining qualified employees for specialized biopharmaceutical positions. Our compensation programs are designed to attract and retain top talent. We offer non-executive officer employees a total compensation package consisting of base salary, cash target bonus, a comprehensive benefit package, including medical, dental and vision health care coverage, a 401(k) plan with an employer match, tax-advantaged savings accounts and equity compensation for every employee, which includes stock options and restricted stock units. We also provide eligible employees the opportunity to participate in our employee stock purchase plan. In addition, we offer mental health support to our employees and dependents.

We offer 25 paid days of time off and 13 days of paid holidays, in addition to a company closure during the last week of December. We provide paid parental leave to both birth and adoptive parents. In addition, during 2025, we shifted to remote work arrangements for all employees.

Environmental, Social and Governance

Environmental

We are a pre-commercial company engaged in clinical development with fewer than fifty employees. Manufacturing activities to support these activities is almost entirely outsourced, and biohazardous and chemical waste disposal is handled by third-party vendors. Our environmental footprint is small, and when we exited our Warminster, Pennsylvania, headquarters in March 2025, we shifted to a remote work model which further reduced our environmental footprint.

Social

The culture at Arbutus reflects our commitment to our employees, to our community, and to making a meaningful contribution to world health.

Diversity

Our commitment to diversity is demonstrated by our placement of ultimate responsibility for diversity with our Board, informed by the recommendations of management and our Board’s Nominating and Governance Committee. Our Code of Business Conduct (the Code of Conduct) prohibits discrimination and harassment of any kind, including discrimination or harassment based on age, race, national origin, color, religion, gender identity or expression, pregnancy status, sexual orientation, genetic information and disability. In addition to our anti-harassment and human rights policies, we also require mandatory annual anti-harassment training.

Our Contribution to World Health

We are dedicated to meaningfully contributing to world health. We are pursuing the mission of developing a functional cure for hepatitis B viral infections, an unmet medical need affecting over 250 million people worldwide.

Governance

As stated in our Code of Conduct, we are committed to complying with all applicable laws, rules and regulations not just in the United States and Canada, but in all the countries in which we operate. In addition to mandating training on our Code of Conduct on an annual basis, we also provide annual training on insider trading, cyber security and data privacy. In addition, we require our suppliers’ agreements to comply with anti-bribery and anti-fraud provisions, and to comply with all applicable laws. All vendors also receive our Code of Conduct at the time of their engagement with us. We comply with all applicable regulations in conducting clinical trials, including FDA ethical regulations, the Declaration of Helsinki and the International Conference on Harmonisation - good Clinical Practices (ICH-GCP).

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

As a significant unmet medical need exists for HBV, there are several large and small pharmaceutical companies focused on delivering singular or combinations of therapeutics for the treatment of HBV. These companies include, but are not limited to, GSK plc, Gilead Sciences, Inc., Assembly Biosciences, Inc., Aligos Therapeutics, Inc., AusperBio Therapeutics, Inc., Brii Biosciences Limited, Mirum Pharmaceuticals, Inc., and Precision Biosciences, Inc. These companies are developing products such as antisense oligonucleotides, capsid inhibitors, RNAi therapeutics, immune modulators, surface antigen inhibitors, and gene editing therapies. These product candidates are in various stages of preclinical and clinical development. Further, in addition to current investigational therapeutics in development, it is likely that additional drugs will become available in the future for the treatment of HBV.

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

We believe that our ability to compete depends, in part, upon our ability to successfully complete clinical trials and regulatory approval processes, and effectively market any approved products. Further, we need to attract and retain qualified personnel, obtain patent protection or otherwise develop proprietary processes, and secure sufficient capital resources for the substantial time period between the completion of clinical trials and regulatory approval processes and subsequent commercial sales, if any.

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

Preclinical Testing. Before testing any product candidate in humans in the United States, a company must develop preclinical data, generally including laboratory evaluation of the product candidate’s chemistry and formulation, as well as toxicological and pharmacological studies, potentially in animal species, to assess safety and quality. Certain types of animal studies must be conducted in compliance with the FDA’s Good Laboratory Practice (GLP) regulations and the Animal Welfare Act, which is enforced by the Department of Agriculture.

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

In April 2023, the European Commission published a proposal to reform this system. The European Commission, European Parliament and European Council reached an agreement in December 2025. Under the agreed revision, regulatory data protection will consist of eight years of data exclusivity and one additional year of market exclusivity. This means a total of nine years of protection, instead of the current 10 years. Under the reformed legislation, there will be a possibility to obtain one additional year of exclusivity under certain circumstances and another year for a new indication of significant clinical benefit, with a capped overall regulatory protection of 11 years. The final text of the reform proposal is expected to be endorsed and published in the first half of 2026 and, after a transition period, the new legislation is expected to start to apply beginning in mid-2028.

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

However, an important and foreseeable example of new legislation is the forthcoming European Union pharmaceutical legislation revision. The European Commission presented a legislative proposal in April 2023 that would change European Union pharmaceutical law with respect to for example regulatory data exclusivity, environmental risk assessment, medicines shortages and other topics. In December 2025, the European Commission, European Parliament and the European Council reached an agreement on pharmaceutical reform. The final text of the reform proposal is expected to be endorsed and published in the first half of 2026 and, after a transition period, the new legislation is expected to start to apply beginning in mid-2028.

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

•The fraud provisions of the Health Insurance Portability and Accountability Act of 1996 and its implementing regulations (collectively, HIPAA), which impose criminal liability for knowingly and willfully executing a scheme to defraud any healthcare benefit program, including private third-party payors, and prohibit knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement or representation, or making or using any false writing or document knowing the same to contain any materially false fictitious or fraudulent statement or entry, in connection with the delivery of or payment for healthcare benefits, items or services.

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

Privacy Laws. We are also subject to federal, state and foreign laws and regulations governing data privacy, the security of personal information, including health information, and the collection, use and disclosure, and protection of health-related and other personal information. The legislative and regulatory landscape for privacy and data protection continues to evolve, and there has been an increasing focus on privacy and data protection issues that may affect our business, including recently enacted laws in all jurisdictions where we operate. Numerous federal and state laws, including state security breach notification laws, state health information privacy laws, state genetic privacy laws, and federal and state consumer protection and privacy laws, (including, for example, Section 5 of the Federal Trade Commission Act (FTC Act) and the Health Breach Notification Rule, and the California Consumer Privacy Act (CCPA)) govern the collection, use and disclosure of personal information. These laws may differ from each other in significant ways, thus complicating compliance efforts. Federal regulators, state attorneys general, and plaintiffs’ attorneys have been and will likely continue to be active in this space. Activities outside of the United States implicate local and national data protection standards, impose additional compliance requirements and generate additional risks of enforcement for non-compliance. The European Union’s General Data Protection Regulation (EU GDPR), the United Kingdom’s General Data Protection Regulation (UK GDPR and together with EU GDPR, GDPR) and other data protection, privacy and similar national, state/provincial and local laws may restrict the access, use, storage, disclosure and other processing activities concerning patient health information abroad. Compliance efforts will likely be an increasing and substantial cost in the future.

Failure to comply with such laws and regulations could result in government enforcement actions and create liability for us (including the imposition of significant penalties), private litigation and/or adverse publicity that could negatively affect our business. In addition, if we successfully commercialize our product candidates, we may obtain patient health information from healthcare providers that prescribe our products and research institutions we collaborate with, and they are subject to privacy and security requirements under HIPAA.  Although we are not directly subject to HIPAA other than potentially with respect to providing certain employee benefits, we could potentially be subject to criminal penalties if we, or our affiliates or our agents knowingly receive individually identifiable health information maintained by a HIPAA-covered entity in a manner that is not authorized or permitted by HIPAA, and we could potentially be subject to other civil and/or criminal penalties if we obtain, use, or disclose information in a manner not permitted by other privacy and data security and consumer protection laws.

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

In California, the CCPA establishes certain requirements for processing personal data, including obligations related to transparency and the collection, use, retention, and disclosure of personal data, and provides California residents certain rights concerning the use, correction, disclosure, and retention of their personal information. The CCPA and its implementing regulations have already been amended multiple times since their enactment. In November 2020, California voters approved the California Privacy Rights Act (CPRA) ballot initiative which introduced significant amendments to the CCPA and established and funded a dedicated California privacy regulator, the California Privacy Protection Agency (CPPA). The amendments introduced by the CPRA went into effect on January 1, 2023, and implementing regulations regulating automatic decision-making technologies, cyber audits, and risk assessments went into effect on January 1, 2026. Failure to comply with the CCPA may result in, among other things, significant civil penalties and injunctive relief, or statutory or actual damages. In addition, California residents have the right to bring a private right of action in connection with certain types of incidents. These claims may result in significant liability and damages. Nearly two dozen other states have enacted privacy laws similar to the CCPA that impose obligations or limitations in areas affecting our business and we continue to assess the impact of such state legislation on our business as additional information and guidance becomes available. Similarly, there are a number of legislative proposals in the United States, at both the federal and state level, that could impose new obligations or limitations in areas affecting our business. These laws and regulations are evolving and subject to interpretation, and may impose limitations on our activities or otherwise adversely affect our business. Health-specific consumer privacy laws were also passed in multiple states, including Washington and Nevada. These laws and regulations are constantly evolving and may impose limitations on our business activities.

Activities outside of the United States implicate local and national data protection standards, impose additional compliance requirements and generate additional risks of enforcement for non-compliance. The GDPR and other data protection, privacy and similar national, state/provincial and local laws may also restrict the access, use, storage, disclosure and other processing activities concerning patient health information abroad. We may be required to expend significant capital and other resources to ensure ongoing compliance with applicable privacy, data protection and cybersecurity laws, to protect against cybersecurity incidents, to notify competent authorities and impacted individuals in the event of a cybersecurity incident, and to alleviate problems caused by such cybersecurity incidents. Compliance with these laws is difficult, constantly evolving, time consuming, and requires a flexible privacy framework and substantial resources. Compliance efforts will likely be an increasing and substantial cost in the future. There are also a number of legislative proposals in the European Union, the United States, at both the federal and state level, and other jurisdictions that could impose new obligations or limitations in areas affecting our business. In addition, some countries are considering or have passed legislation implementing data protection requirements such as local storage and processing of data or similar requirements that could increase the cost and complexity of delivering our services and research activities. These laws and regulations, as well as any associated claims, inquiries, or investigations or any other government actions may lead to unfavorable outcomes including increased compliance costs, delays or impediments in the development of new products, negative publicity, increased operating costs, diversion of management time and attention, and remedies that harm our business, including fines or demands or orders that we modify or cease existing business practices. The GDPR imposes significant fines and other administrative penalties to which we could be subject in the event of any non-compliance, including fines of up to EUR 10,000,000 or up to 2% of our total worldwide annual turnover for certain comparatively minor offenses, or up to EUR 20,000,000 or up to 4% of our total worldwide annual turnover for more serious offenses. The GDPR also confers a private right of action on data subjects and consumer associations to lodge complaints with data protection authorities, seek judicial remedies, and obtain compensation for damages resulting from violations of the GDPR.

With regard to the transfer of personal data, the EU GDPR generally restricts the ability of companies to transfer personal data from the European Economic Area to the United States and other countries without a valid transfer mechanism, which may adversely affect our ability to transfer personal data or otherwise may cause us to incur significant costs for implementing lawful transfer mechanisms, conducting data transfer impact assessments, and implementing additional measures where necessary to ensure that personal data transferred are adequately protected in a manner essentially equivalent to the EU. The EU GDPR provides different transfer mechanisms we can use to lawfully transfer personal data from the EU to countries outside the EU. An example is relying on adequacy decisions of the European Commission, such as the EU-U.S. Data Privacy Framework which was adopted by the European Commission in July 2023. The adequacy decision concludes that the United States ensures an adequate level of protection (compared to that of the EU) for personal data transferred from the EU to United States companies participating in the EU-U.S. Data Privacy Framework. The adequacy decisions of the European Commission are subject to periodic reviews and may be amended or withdrawn. Another example of a lawful transfer mechanism is using the EU Standard Contractual Clauses as approved by the European Commission in June 2021, which are the most common used transfer mechanism used to transfer personal data out of the EU. In order to use the EU Standard Contractual Clauses mechanism, the data exporter and the data importer must ensure that the data importer guarantees a level of personal data protection in the importing country that is essentially equivalent to that of the European Economic Area. Compliance with EU data transfer obligations involves conducting transfer impact assessments, which includes documenting detailed analyses of data access and protection laws in the countries in which data importers are located, which can be costly and time-consuming. Data importers must also expend resources in analyzing their ability to comply with transfer obligations, including implementing new safeguards and controls to further protect personal data.

Artificial intelligence. As a result of the broad-scale release and availability of Artificial Intelligence (AI) technologies, such as generative AI, there is a global trend towards more regulation (e.g., the EU AI Act and AI laws passed in U.S. states) to ensure the ethical and lawful use of AI, and the privacy and security of such AI and the data that it processes. Compliance with such laws will likely be an increasing and substantial cost in the future.

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

Medicare is a federal program that is administered by the federal government that covers individuals age 65 and over or that are disabled as well as those with certain health conditions. Medicare Part B generally covers drugs that must be administered by physicians or other health care practitioners; among others. Medicare Part B generally pays for such drugs under a payment methodology based on the average sales price of the drugs. Manufacturers are required to report average sales price information to CMS on a quarterly basis. The manufacturer-submitted information may be used by CMS to calculate Medicare payment rates. Manufacturers are obligated to pay refunds to Medicare for single source drugs or biologicals, or biosimilar biological products, reimbursed under Medicare Part B and packaged in single-dose containers or single-use packages, for units of discarded drug reimbursed by Medicare Part B in excess of 10 percent of total allowed charges under Medicare Part B for that drug. Manufacturers that fail to pay refunds could be subject to civil monetary penalties of 125 percent of the refund amount. Further, the Inflation Reduction Act of 2022 (IRA) established a Medicare Part B inflation rebate scheme, under which, generally speaking, manufacturers owe rebates if the average sales price of a Part B drug increases faster than the pace of inflation. Failure to timely pay a Part B inflation rebate is subject to a civil monetary penalty.

Medicare Part D generally provides coverage to enrolled Medicare patients for self-administered drugs (i.e., drugs that are not administered by a physician). Medicare Part D is administered by private prescription drug plans approved by the United States government and, subject to detailed program rules and government oversight, each drug plan establishes its own Medicare Part D formulary for prescription drug coverage and pricing, which the drug plan may modify from time to time. The prescription drug plans negotiate pricing with manufacturers and pharmacies, and may condition formulary placement on the availability of manufacturer discounts. In addition, under the new manufacturer discount program established by the IRA and effective in 2025, manufacturers are, in general, required to provide a 10% discount on a covered Part D drug where a beneficiary is in the initial phase of Part D coverage and a 20% discount where a beneficiary is in the catastrophic phase of Part D coverage. Failure to pay a discount under this new program is subject to a civil monetary penalty. In addition, the IRA established a Medicare Part D inflation rebate scheme, under which, generally speaking, manufacturers owe additional rebates if the average manufacturer price of a Part D drug increases faster than the pace of inflation. Failure to timely pay a Part D inflation rebate is subject to a civil monetary penalty.

The IRA also created a drug price negotiation program under which the prices for certain Medicare units of certain high Medicare spend drugs and biologicals without generic or biosimilar competition are capped by reference to, among other things, a specified non-federal average manufacturer price starting in 2026. Failure to comply with requirements under the drug price negotiation program is subject to an excise tax and/or a civil monetary penalty. This or any other legislative change could impact the market conditions for our product candidates.

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

United States Healthcare Reform

The United States federal and state governments have enacted or proposed legislative and regulatory changes affecting the healthcare system that could prevent or delay marketing approval of our product candidates, restrict or regulate post-approval activities and affect our ability to profitably sell any product candidate for which we obtain marketing approval. The United States government, state legislatures and foreign governments also have shown significant interest in implementing cost-containment programs to limit the growth of government-paid healthcare costs, including price controls, restrictions on reimbursement and requirements for substitution of generic products for branded prescription drugs. For example, at the federal level, the government has shown substantial interest in taking a variety of measures aimed at lowering United States prescription drug prices to align with the lowest prices available for the same drugs in comparable developed nations (so called “most favored nation” pricing). At the state level, some legislatures have passed laws that regulate how manufacturers make the 340B Drug Pricing Program ceiling price available on the market. Additionally, some states have established Prescription Drug Affordability Boards (or similar entities) to review high-cost drugs and, in some cases, set upper payment limits.

In recent years, Congress has considered reductions in Medicare reimbursement levels for drugs administered by physicians. The Centers for Medicare & Medicaid Services (CMS), the agency that administers the Medicare and Medicaid programs, has authority to revise reimbursement rates and to implement coverage restrictions. Cost reduction initiatives and changes in coverage implemented through legislation or regulation could decrease utilization of and reimbursement for any approved products, which in turn would affect the price we can receive for those products. Any reduction in reimbursement from Medicare and other government programs may result in a similar reduction in payment from commercial payers. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain operating profitability, or commercialize our products.

The Affordable Care Act, as amended (the ACA), has substantially changed the way healthcare is financed by both governmental and private insurers, and has significantly impacted the pharmaceutical industry. The ACA was intended to broaden access to health insurance, reduce or constrain the growth of healthcare spending, enhance remedies against healthcare fraud and abuse, add new transparency requirements for healthcare and health insurance industries, impose new taxes and fees on pharmaceutical manufacturers, and impose additional health policy reforms.

Certain provisions of the ACA have been subject to judicial challenges as well as efforts to modify them or to alter their interpretation and implementation. For example, the Tax Cuts and Jobs Act eliminated the tax-based shared responsibility payment for individuals who fail to maintain minimum essential coverage under section 5000A of the Internal Revenue Code of 1986, commonly referred to as the individual mandate. Additional legislative changes, regulatory changes, and judicial challenges related to the ACA remain possible. It is unclear how efforts to modify or invalidate the ACA or its implementing regulations, or portions thereof, will affect our business. Any such changes could decrease the number of individuals with health coverage. It is possible that the ACA, as currently enacted or as it may be amended in the future, and other healthcare reform measures, including those that may be adopted in the future, could have a material adverse effect on our industry generally and on our ability to successfully commercialize our product candidates, if approved.

In addition, other legislative changes have been proposed since the ACA was enacted. For example, the Budget Control Act of 2011, among other things, created the Joint Select Committee on Deficit Reduction to recommend to Congress proposals for spending reductions. The Joint Select Committee did not achieve a targeted deficit reduction, which triggered the legislation’s automatic reductions. In concert with subsequent legislation, this has resulted in aggregate reductions to Medicare payments to providers of, on average, 2% per fiscal year through 2032. Sequestration is currently set at 2%. As long as these cuts remain in effect, they could adversely impact payment for any of our products that are reimbursed under Medicare, once commercialized.

Further, the IRA, among other things, established a Medicare Part B and Part D inflation rebate scheme, under which, generally, manufacturers owe rebates if the average sales price of certain Part B drugs or annual average manufacturer price of certain covered Part D drugs increases faster than the pace of inflation. The IRA further makes several changes to the Medicare Part D benefit, including a limit on annual out-of-pocket costs, and replacement of the coverage gap discount program with a new manufacturer discount program beginning in 2025.

Additionally, on July 4, 2025, the “One Big Beautiful Bill Act” (the OBBBA) was signed into law. The OBBBA is projected to decrease federal health care spending by approximately $1 trillion by reducing Medicaid spending and enrollment and making changes to federal Medicare spending. The law also made changes to ACA marketplace enrollment that are projected to decrease the number of individuals with marketplace coverage.

We expect that the ACA, IRA, OBBBA, as well as other healthcare reform measures that have been adopted and may be adopted in the future, may result in more rigorous coverage criteria and new payment methodologies, and in additional downward pressure on coverage and payment and the price that we receive for any approved product, and could seriously harm our future revenues. Any reduction in reimbursement from Medicare, Medicaid or other government programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain operating profitability or commercialize our products.

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

On March 4, 2015, we completed a business combination pursuant to which OnCore Biopharma, Inc. became our wholly-owned subsidiary. Effective July 31, 2015, our corporate name changed from Tekmira Pharmaceuticals Corporation to Arbutus Biopharma Corporation. Also effective July 31, 2015, the corporate name of our wholly owned subsidiary, OnCore Biopharma, Inc. changed to Arbutus Biopharma, Inc. (Arbutus Inc.). We had two wholly owned subsidiaries: Arbutus Inc. and Protiva Biotherapeutics Inc. (Protiva). Effective January 1, 2018, Protiva was amalgamated with Arbutus Inc. and we had one wholly-owned subsidiary as of December 31, 2025: Arbutus Inc.

Our current mailing address is 701 Veterans Circle, Warminster, Pennsylvania 18974, and our telephone number is (267) 469-0914. We maintain a website at www.arbutusbio.com.

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

Risks Related to Our Business, Our Financial Results and Need for Additional Capital

We are involved in patent infringement lawsuits to protect and assert our intellectual property rights against large, well-capitalized companies and the United States, which requires that we continue to expend substantial resources, and we may not be successful in these proceedings.

We are currently involved in a patent infringement lawsuit in the United States against Pfizer/BioNTech and, if filed by Moderna, the Moderna §1498 Appeal, which are actions against large, well-capitalized companies. We are also involved in a lawsuit against the United States in the United States Court of Federal Claims, seeking to recover compensation for Moderna’s infringement for vaccine doses that were sold to the United States Government under a particular contract and were deemed by the District Court to be doses that were provided directly to United States Government employees. Some of these lawsuits have been ongoing for years and have required substantial investments of resources. We anticipate that these proceedings will continue to require similar investments over an extended period of time. Each of the proceedings is subject to substantial uncertainty regarding their outcomes, which is highly dependent upon specific factual matters and legal interpretations. We believe that it is critical to our future success to continue to pursue these actions, and we intend to do so. Each action will result in court rulings and decisions about significant issues, such as claim construction, patent validity, infringement, the affirmative defense under §1498, jurisdiction and other matters, almost all of which are subject to appeal processes that are typically lengthy and unpredictable in terms of outcome. Moreover, the ruling or decision in one proceeding is not necessarily indicative of rulings or decisions that may be issued in another proceeding, even if the factual and legal matters are similar. We expect that various courts will issue significant rulings within the next year, and the disclosure of those rulings may cause substantial volatility in our share price and could impact our business, financial condition and results of operations.

We face risks associated with the Contingent Settlement Payment under the Moderna Settlement Agreement.

In addition to the aggregate $950.0 million Noncontingent Settlement Payment due to us and Genevant, the Moderna Settlement Agreement provides for a Contingent Settlement Payment of up to an aggregate $1.3 billion to us and Genevant, which is payable in full only upon the occurrence of an Arbutus/Genevant §1498 Victory (as defined above). If the appellate court determines that §1498 bars all or some of our and Genevant’s claims, we may receive no payment at all or only a prorated portion of the $1.3 billion Contingent Settlement Payment. While Moderna is subject to financial covenants under the Moderna Settlement Agreement to protect the payment of the Contingent Settlement Payment, there can be no assurance that we and Genevant will receive this payment in a timely manner, or at all, due to factors beyond our control, including, among others, the satisfaction of contractual conditions, administrative or procedural delays, or disputes regarding the interpretation or enforcement of the Moderna Settlement Agreement. Moreover, under certain circumstances specified in the Moderna Settlement Agreement, if an Arbutus/Genevant §1498 Victory is subsequently overturned in Moderna’s favor in a final, non‑appealable decision, we and Genevant would be required to return any Contingent Settlement Payment previously received, together with interest. Any obligation to repay such amounts could require us to use a significant portion of our available cash. Additionally, any Contingent Settlement Payment we do receive may be subject to financial covenants on us to protect the potential repayment of the Contingent Settlement Payment, which would restrict our ability to freely use those proceeds during that period. The Moderna §1498 Appeal and any subsequent related appeals are subject to substantial uncertainty regarding their outcomes, including the timing thereof, and there can be no assurance that an Arbutus/Genevant §1498 Victory will be achieved. For more information, see “Item 1 – Business – Other Collaborations, Royalty Entitlements and Intellectual Property Litigation” and “Item 3 – Legal Proceedings.”

Our expectation of receiving proceeds from the Moderna Settlement Agreement, including through the Genevant License and our equity ownership interest in Genevant, may not be realized. Any delay in receiving such payments, failure to receive some or all of the proceeds under the Moderna Settlement Agreement, or an obligation to return any Contingent Settlement Payments previously received could materially adversely affect our liquidity, financial condition, results of operations, and ability to execute our business strategy.

We are in the early stages of our development, and there is a limited amount of information about us upon which you can evaluate our product candidates.

We have not begun to market or generate revenues from the commercialization of any of our product candidates. We have only a limited history upon which you can evaluate our business and prospects as our product candidates are still in the clinical trial stage of development and thus we have limited experience and have not yet demonstrated an ability to successfully overcome many of the risks and uncertainties frequently encountered by companies in new and rapidly evolving fields, particularly in the biopharmaceutical area. For example, to continue the development of our cHBV programs, we would need to successfully:
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

We are concentrating and intend to continue to concentrate our internal development efforts primarily on the development of product candidates targeting cHBV infection. Our future success depends in part on the successful development of these product candidates. Our approach to the treatment of HBV is unproven, and we do not know whether we will be able to develop any products of commercial value.

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

Our principal sources of liquidity are cash, cash equivalents and investments in marketable securities, which were $91.5 million as of December 31, 2025. While we do expect payments pursuant to the Moderna Settlement Agreement, we may be restricted from freely using the Contingent Settlement Payment while subject to repayment, and we are evaluating a return of capital to shareholders and may not retain all or part of the Noncontingent Settlement Payment. Within the next several years, substantial additional funds would be required to continue with the active development of our pipeline product candidates and technologies. In particular, our funding needs may vary depending on a number of factors including:
•costs associated with prosecuting and enforcing our patent claims and other intellectual property rights, including our ongoing patent infringement matter against Pfizer/BioNTech, the Moderna §1498 Appeal (if filed by Moderna), and our lawsuit against the United States;
•a potential return of capital to our shareholders in connection with proceeds from the Moderna Settlement Agreement;
•revenues earned from our licensing partners, including Alnylam and Acuitas;
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

We have incurred operating losses in nearly every year since our inception and we anticipate that we will not achieve operating profits for the foreseeable future. To date, we have had no product revenues.

With the exception of the years ended December 31, 2006 and December 31, 2012, we have incurred losses each fiscal year since inception through the year ended December 31, 2025 and have not received any revenues other than from research and development collaborations, royalties, license fees and milestone payments. From inception to December 31, 2025, we have an accumulated net deficit of approximately $1.4 billion. Investment in drug development is highly speculative because it entails substantial upfront capital expenditures and significant risk that a product candidate will fail to gain regulatory approval or become commercially viable. We continue to incur significant expenses related to our ongoing operations, including development of our product candidates. We do not expect to achieve operating profits until such time as product sales, milestone payments and royalty payments, if any, generate sufficient revenues to fund our continuing operations. We cannot predict if we will ever achieve operating profitability and, if we do, we may not be able to remain consistently profitable from operations or increase our operating profitability.

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

The operating losses we incur may fluctuate significantly from quarter to quarter and year to year, such that a period-to-period comparison of our results of operations may not be a good indication of our future performance.

We do not generate revenues from product sales and may never be profitable from operations.

Our ability to generate product revenue and achieve operating profitability depends on our ability, alone or with strategic partners, to successfully complete the development of, and obtain the regulatory approvals necessary for, the manufacture and commercialization of our product candidates. We do not anticipate generating significant revenues from product sales for the foreseeable future, if ever. Our ability to generate future revenues from product sales depends heavily on our success in:
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

Even if one or more of the product candidates that we develop is approved for commercial sale, we anticipate incurring significant costs associated with commercializing any approved product candidate. Our expenses could increase beyond expectations if we are required by the FDA or other regulatory authorities outside the United States to perform clinical trials or other studies in addition to those that we currently anticipate. Even if we are able to generate revenues from the sale of any approved product candidates, we may not become profitable from operations and may need to obtain additional funding to continue operations.

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

Because we have limited operational resources, we may decide to pursue a particular product candidate and fail to advance product candidates that later demonstrate a greater chance of clinical and commercial success.

We are a development stage company with limited operational resources and revenues. The product candidates we currently have under development will require significant clinical testing and investment of significant funds before their commercialization. Because of this, we must make strategic decisions regarding resource allocations and which product candidates to pursue. There can be no assurance that we will be able to develop all potentially promising product candidates that we may identify. Based on preliminary results, we may choose to advance a particular product candidate that later fails to be successful, and simultaneously forgo or defer further investment in other product candidates that later are discovered to demonstrate greater promise in terms of clinical and commercial success. If we make resource allocation decisions that later are shown to be inaccurate, our business and prospects could be harmed.

Several of our clinical trials are currently or were conducted outside the United States, and the FDA may not accept data from trials conducted in locations outside the United States.

We are currently conducting a clinical trial at least partially outside the United States and we may conduct further clinical trials outside the United States in the future. We are currently conducting our clinical trial in the United States, Moldova, Taiwan, South Korea, and Hong Kong. To the extent we do not conduct our clinical trials under an IND, the FDA may not accept data from such trials. Although the FDA may accept data from clinical trials conducted outside the United States that are not conducted under an IND, the FDA’s acceptance of these data is subject to certain conditions. For example, the clinical trial must be well designed and conducted and performed by qualified investigators in accordance with ethical principles. The data must be applicable to the United States population and United States medical practice in ways that the FDA deems clinically meaningful. The FDA also must have the ability to validate the foreign data through an on-site inspection or other appropriate means in the event the FDA considers such on-site inspection to be necessary. In addition, while these clinical trials are subject to the applicable local laws, FDA acceptance of the data will be dependent upon its ability to verify the data and its determination that the trials complied with all applicable United States laws and regulations. We cannot assure you that the FDA will accept data from trials conducted outside of the United States that are not conducted under an IND. If the FDA does not accept the data from such clinical trials, we likely would need to conduct additional trials, which would be costly and time-consuming and could delay or permanently halt our development of our product candidates.

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

The ability of the FDA to review and approve new products or review other regulatory submissions can be affected by a variety of factors, including statutory, regulatory and policy changes, inadequate government budget and funding levels, a reduction in the FDA’s workforce and its ability to hire and retain key personnel. Disruptions at the FDA and other agencies may also increase the time to meet with and receive agency feedback, review and/or approve our submissions, conduct inspections, issue regulatory guidance, or take other actions that facilitate the development, approval and marketing of regulated products, which would adversely affect our business. In addition, government proposals to reduce or eliminate budgetary deficits may include reduced allocations to the FDA and other related government agencies. It is not entirely clear how actions by the presidential administration or other parts of the federal government have already impacted and will continue to impact the FDA or other regulatory authorities that oversee the product development portion of our business. These budgetary pressures may reduce the FDA’s ability to perform its responsibilities. If a significant reduction in the FDA’s workforce continues, the FDA’s budget is significantly reduced or another prolonged government shutdown occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions or take other actions critical to the development or marketing of our products, if approved, which could have a material adverse effect on our business.

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

Approved drug products are subject to ongoing regulatory requirements and oversight, including requirements related to manufacturing, quality control, further development, labeling, packaging, storage, distribution, safety surveillance, import, export, advertising, promotion, recordkeeping and reporting. In addition, we will be subject to continued compliance with GMP and GCP requirements for any clinical trials that we conduct post-approval. If we or any of the third parties on which we rely fail to meet those applicable requirements, the FDA or comparable regulatory authorities outside the United States could initiate enforcement actions. Potential consequences include the issuance of fines, warning letters, untitled letters or holds on clinical trials, product seizure or detention or refusal to permit the import or export of our products, if approved, permanent injunctions and consent decrees, or the imposition of civil or criminal penalties, any of which could significantly impair our ability to successfully commercialize a given product. If the FDA or a comparable regulatory authority outside the United States becomes aware of new safety information, it can impose additional restrictions on how the product is marketed or may seek to withdraw marketing approval altogether.

Further, the United States and state governments have shown significant interest in establishing cost containment measures to limit the growth of government-paid health care costs, including price controls, restrictions on reimbursement, and requirements for substitution of generic products for branded prescription drugs. For example, the Patient Protection and the ACA, intended to reduce the cost of health care, and it has substantially changed the way health care is financed by both government and private insurers. The ACA sometimes results in downward pressure on pharmaceutical reimbursement, which could negatively affect market acceptance of, and the price we may charge for, any products we develop that receives regulatory approval. Further legislative changes to and regulatory changes under the ACA remain possible, but the nature and extent of such potential additional changes are uncertain at this time. Further, the IRA, among other things, established Medicare Part B and Part D inflation rebate schemes under which, generally, manufacturers owe rebates if the average sales price of certain Part B drugs, or the average manufacturer price of certain covered Part D drugs, increases faster than the pace of inflation, and a drug price negotiation program under which the prices for certain Medicare units of certain high Medicare spend drugs and biologics without generic or biosimilar competition are capped by reference to, among other things, a specified non-federal average manufacturer price, beginning in 2026. Also, the OBBBA is projected to decrease federal health care spending by approximately $1 trillion by reducing Medicaid spending and enrollment and making changes to federal Medicare spending. We expect that the ACA, its implementation, efforts to modify or invalidate the ACA, or portions thereof, the IRA, the OBBBA, and other healthcare reform measures, including those that may be adopted in the future, could have a material adverse effect on our industry generally and on our ability to successfully commercialize our product candidates, if approved. Additionally, individual states in the United States have passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including sometimes regulating how manufacturers make the 340B Drug Pricing Program ceiling price available on the market and establishing Prescription Drug Affordability Boards (or similar entities) to review high-cost drugs and, in some cases, set upper payment limits and implementing marketing cost disclosure and transparency measures.

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

As a significant unmet medical need exists for HBV, there are several large and small pharmaceutical companies focused on delivering therapeutics for treatment of HBV. These companies include, but are not limited to GSK plc, Gilead Sciences, Inc., Assembly Biosciences, Inc., Aligos Therapeutics, Inc., AusperBio Therapeutics, Inc., Brii Biosciences Limited, Mirum Pharmaceuticals, Inc., and Precision Biosciences, Inc. Further, in addition to current investigational therapeutics in development, it is likely that additional drugs will become available in the future for the treatment of HBV.

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

Our ability to generate product revenues and become profitable from operations is largely dependent on the future commercial success of our HBV product candidates.

Our ability to generate product revenues and become profitable from operations will depend in large part on the future commercial success of our HBV product candidates, if approved. If any product that we commercialize in the future does not gain an adequate level of acceptance among physicians, patients and third parties, or our estimates of the number of people who have cHBV infection are lower than expected, we may not generate significant product revenues or become profitable from operations. Market acceptance by physicians, patients and third-party payors of the products we may commercialize will depend on a number of factors, some of which are beyond our control, including:

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

For example, even if our products have been approved by the FDA or comparable foreign regulatory authorities, physicians and patients may not immediately be receptive to them and may be slow to adopt them. If our products do not achieve an adequate level of acceptance among physicians, patients and third-party payors, we may not generate meaningful revenues and we may not become profitable from operations.

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

We are subject to United States and Canadian healthcare laws and regulations, which could expose us to criminal sanctions, civil penalties, contractual damages and reputational harm, fines, disgorgement, exclusion from participation in United States federal healthcare programs, curtailment or restricting of our operations and diminished profits from operations and future earnings.

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

•HIPAA and its implementing regulations also impose obligations on certain covered entity health care providers, health plans and health care clearinghouses as well as their business associates (e.g., persons or entities that create, receive, maintain, or transmit protected health information in connection with providing a specified service or performing a function on behalf of a covered entity). We may obtain health information from third parties (including research institutions from which we obtain clinical trial data) that are subject to privacy and security requirements under HIPAA. Although we are not directly subject to HIPAA, other than with respect to providing certain employee benefits, we could potentially be subject to criminal penalties if we, our affiliates, or our agents knowingly receive individually identifiable health information maintained by a HIPAA-covered entity in a manner that is not authorized or permitted by HIPAA, and could potentially be subject to other civil and/or criminal penalties if we obtain, use, or disclose information in a manner not permitted by other privacy and data security and consumer protection laws;

•numerous federal and state laws and regulations that address privacy and data security, including state data breach notifications laws, state health information and/or genetic privacy laws, artificial intelligence laws passed in the United States, and federal and state consumer protection laws (e.g., Section 5 of the FTC Act, and the Health Breach Notification Rule, and the CCPA), govern the collection, use, disclosure and protection of health-related and other personal information, many of which differ from each other in significant ways, thus complicating the compliance efforts. Compliance with these laws is difficult, constantly evolving, and time-consuming, and companies that do not comply with these laws may face government enforcement actions, civil and/or criminal penalties, or private action, as well as adverse publicity that could negatively affect our operating results and business;

•activities outside of the United States implicate local and national data protection standards, impose additional compliance requirements and generate additional risks of enforcement for non-compliance. The GDPR and other data protection, privacy and similar national, state/provincial and local laws, including the EU AI Act, may restrict the access, use, storage, disclosure or other processing activities concerning patient health information abroad. Compliance efforts will likely be an increasing and substantial cost in the future. Compliance efforts will likely be an increasing and substantial cost in the future;

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

Efforts to ensure that our collaborations with third parties, and our business generally, will comply with applicable United States and Canadian healthcare laws and regulations will involve substantial costs. It is possible that governmental authorities will conclude that our business practices may not comply with current or future statutes, regulations or case law involving applicable fraud and abuse or other healthcare laws and regulations. If our operations are found to be in violation of any of these laws or any other governmental laws and regulations that may apply to us, we may be subject to significant civil, criminal and administrative penalties, damages, fines, imprisonment, exclusion of products from United States federal healthcare programs, contractual damages, reputational harm, disgorgement, curtailment or restricting of our operations, any of which could substantially disrupt our operations and diminish our profits from operations and future earnings. If any of the physicians or other providers or entities with whom we expect to do business is found not to be in compliance with applicable laws, they may be subject to criminal, civil or administrative sanctions, including exclusions from government funded healthcare programs. The risk of our being found in violation of these laws is increased by the fact that many of them are subject to evolving interpretation and application by courts and enforcement and regulatory authorities.

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

Federal law requires that a manufacturer also participate in the 340B Drug Pricing program in order for federal funds to be available for the manufacturer’s drugs under Medicaid and Medicare Part B. The 340B program requires participating manufacturers to agree to charge no more than the 340B “ceiling price” for the manufacturer’s covered outpatient drugs to specified “covered entities,” including community health centers and other entities that receive certain federal grants, as well as hospitals that serve a disproportionate share of low-income patients. The 340B ceiling price is calculated using a statutory formula, which is based on the average manufacturer price and rebate amount for the covered outpatient drug as calculated under the Medicaid Drug Rebate Program. If we are found to have knowingly and intentionally charged 340B covered entities more than the statutorily mandated ceiling price for any of our commercialized products, we could be subject to significant civil monetary penalties and/or such failure also could be grounds for the Health Resources and Services Administration (HRSA) to terminate our agreement to participate in the 340B program, in which case our covered outpatient drugs, once commercialized, would no longer be eligible for federal payment under the Medicaid or Medicare Part B program.

Further, the IRA established a Medicare Part B and Part D inflation rebate scheme and a drug price negotiation program, with the first negotiated prices taking effect in 2026. It also made several changes to the Medicare Part D benefit, including the creation of a new manufacturer discount program in place of the current coverage gap discount program (beginning in 2025). Manufacturers may be subject to civil monetary penalties for certain violations of the negotiation and inflation rebate provisions and an excise tax during a noncompliance period under the negotiation program. Drug manufacturers may also be subject to civil monetary penalties with respect to their compliance with the new Part D manufacturer drug discount program.

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

Finally, in order to be eligible to have its products paid for with federal funds under the Medicaid and Medicare Part B programs and purchased by the Big Four Agencies and certain federal grantees, a manufacturer is required to participate in the FSS pricing program, established under Section 603 of the Veterans Health Care Act of 1992. Under this program, the manufacturer is obligated to make its covered drugs available for procurement on an FSS contract and charge a price to the Big Four Agencies that is no higher than the FCP, which is a price calculated pursuant to a statutory formula. The FCP is derived from a calculated price point called the Non-FAMP, which the manufacturer calculates and reports to the VA on a quarterly and annual basis. Pursuant to applicable law, knowing provision of false information in connection with a Non-FAMP filing can subject a manufacturer to significant penalties for each item of false information. The FSS contract also contains extensive disclosure and certification requirements. If we overcharge the government in connection with the FSS contract or Tricare Retail Pharmacy Rebate Program, whether due to a misstated FCP or otherwise, we will be required to refund the difference to the government. Failure to make necessary disclosures and/or to identify contract overcharges can result in allegations against us under the False Claims Act and other laws and regulations. Unexpected refunds to the government, and any response to government investigation or enforcement action, would be expensive and time-consuming, and could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

Under Section 703 of the National Defense Authorization Act for FY 2008, the manufacturer is required to pay quarterly rebates to DoD on utilization of its innovator products that are dispensed through DoD’s Tricare network pharmacies to Tricare beneficiaries. The rebates are calculated as the difference between the annual Non-FAMP and FCP for the calendar year that the product was dispensed. A manufacturer that overcharges the government in connection with the FSS contract or Tricare Retail Pharmacy Rebate Program, whether due to a misstated FCP or otherwise, is required to refund the difference to the government. Failure to make necessary disclosures and/or to identify contract overcharges can result in allegations against us under the False Claims Act and other laws and regulations.

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

Risks Related to Our Dependence on Third Parties

We depend on our license agreement with Alnylam for the commercialization of ONPATTRO (Patisiran).

In 2012, we entered into a license agreement with Alnylam that entitles Alnylam to develop and commercialize products with our LNP technology. Alnylam received FDA approval in August 2018 and launched ONPATTRO immediately upon approval. We are entitled to low to mid-single-digit royalty payments escalating based on sales performance and received our first royalty payment in the fourth quarter of 2018. In July 2019, we sold this royalty entitlement to OMERS, the defined benefit pension plan for municipal employees based in the Province of Ontario, Canada, effective as of January 1, 2019, for $20 million in gross proceeds before advisory fees. OMERS will retain this royalty entitlement until it has received $30 million in royalties, at which point 100% of this royalty entitlement on future global net sales of ONPATTRO will revert to us. From the inception of the royalty sale through December 31, 2025, an aggregate of $26.5 million of royalties have been earned by OMERS. The possibility and timing of any possible reversion of the royalty entitlement is affected by many factors including:

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

ONPATTRO sales have declined each of the last three years due primarily to sales from Alnylam’s next generation RNAi product AMVUTTRA cannibalizing sales of ONPATTRO. If Alnylam’s sales of ONPATTRO continue to decline, the royalty entitlement may never revert back to us.

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

We expect that we will depend in part on our licensing agreements with (or involving) Alnylam to provide revenue to partially fund our operations, especially in the near term. Furthermore, our strategy is to enter into various additional arrangements with corporate and academic collaborators, licensors, licensees and others for the development, clinical testing, manufacturing, marketing and commercialization of our product candidates or other products based upon our technology. We may be unable to continue to establish such licensing agreements, and any licensing agreements we do establish may be unsuccessful, or we may not receive milestone payments or royalties as anticipated.

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

Conflicts may arise with our licensing partners, including Alnylam, if they pursue alternative therapies for the diseases that we have targeted or develop or prioritize alternative products either on their own or in collaboration with others. Competing products, either developed by our present licensing partners or any future partners or to which our present partners or any future partners have rights, may result in development delays or the withdrawal of their support for one or more of our product candidates.

Additionally, conflicts may arise if there is a dispute about the progress of, or other activities related to, the clinical development of a product candidate, the achievement and payment of a milestone amount, the payment of royalties or the ownership of intellectual property that is developed during the course of a licensing agreement. If an agreement is terminated as a result of a dispute and before we have realized the benefits of the licensing arrangement, our reputation could be harmed, and we might not obtain revenues that we anticipated receiving.

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

For example, in April 2023, following the institution of inter partes review of a patent in our LNP patent portfolio, such patent was found to be invalid, and in January 2026, the EPO revoked our ’254 Patent. For more information on past and ongoing intellectual property challenges and litigation, see “Item 3—Legal Proceedings.”

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

Additionally, we continue to protect and defend our intellectual property rights, certain of which are the subject of an ongoing lawsuit against Pfizer/BioNTech, and if filed by Moderna, the Moderna §1498 Appeal, for their use of our patented LNP technology in their COVID-19 mRNA-LNP vaccines. We are also involved in a lawsuit against the United States in the United States Court of Federal Claims, seeking to recover compensation for Moderna’s infringement for vaccine doses that were sold to the United States Government under a particular contract and were deemed by the District Court to be doses that were provided directly to United States Government employees. These lawsuits consume significant resources. Should we not be successful in one or more of these lawsuits, it could have a material adverse effect on our business, financial condition, and operating results and could cause the market value of our common shares to decline. For more information on past and ongoing intellectual property challenges and litigation, see “Item 3—Legal Proceedings.”

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

As of March 18, 2026, executive officers, directors, five percent or greater shareholders, and their respective affiliated entities beneficially owned, in the aggregate, approximately 38% of our outstanding common shares.

Entities associated with Roivant Sciences Ltd. (Roivant) collectively held as a group approximately 20% of our outstanding common shares as of March 18, 2026.

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

We generally will be a “passive foreign investment company” under the meaning of Section 1297 of the Code (a PFIC) if (a) 75% or more of our gross income is “passive income” (generally, dividends, interest, rents, royalties, and gains from the disposition of assets producing passive income) in any taxable year, or (b) if at least 50% or more of the quarterly average value of our assets produce, or are held for the production of, passive income in any taxable year. We have determined that we have not been a PFIC for the three taxable years ended December 31, 2025, however recent changes to Treasury regulations under the Code have made this determination more challenging for us, and we cannot provide any assurances that we will not become a PFIC in the future. If we are a PFIC for any taxable year during which a United States person holds our common shares, it would likely result in materially adverse United States federal income tax consequences for such United States person, including, but not limited to, any gain from the sale of our common shares would be taxed as ordinary income, as opposed to capital gain, and such gain and certain distributions on our common shares would be subject to an interest charge, except in certain circumstances. It may be possible for United States persons to fully or partially mitigate such tax consequences by making a “qualifying electing fund election,” as defined in the Code (a QEF Election), but although we have provided this information in the past, there is no requirement that we do so.

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

We are increasingly dependent on sophisticated software applications and computing infrastructure to conduct critical operations. We depend on both our own systems, networks, and technology as well as the systems, networks and technology of our contractors, consultants, vendors and other business partners. Disruption, degradation, or manipulation of systems, networks or technology through intentional or accidental means could materially adversely impact key business processes. Despite the implementation of security measures, our systems, networks and technology and those of our contractors and consultants are vulnerable to damage or interruption from events including computer viruses, cyberattacks (including ransomware, malware attacks, unauthorized access attempts, and denial of service and other unintentional intrusions or malicious cyberattacks), social engineering (including phishing) or other fraudulent schemes, and other cybersecurity incidents, as well as natural disasters, terrorism, war, telecommunication and electrical failures. These threats may arise from persons inside our organization, authorized persons with access to systems inside our organization or those with whom we do business, or unauthorized individuals. The risk of cyberattacks or other cybersecurity incidents has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. Although to date the cybersecurity incidents we have experienced have not resulted in a material impact on us, such events impacting either our own systems, networks and technology, or those of our contractors, consultants, vendors, or other business partners could threaten the confidentiality, integrity and availability of our data or data upon which we rely, including regulated personal information, trade secrets, confidential information or intellectual property. This could result in unauthorized access to, loss of, or modification of critical data, the loss of Company funds and/or the failure or interruption of critical operations. For example, the loss of preclinical trial data or data from completed or ongoing clinical trials for our product candidates could result in delays in our regulatory filings and development efforts and significantly increase our costs. There can be no assurance that our efforts to protect data and systems will prevent service interruption or the loss of critical or sensitive information from our or third-party providers’ systems, networks and technologies. The cost and operational consequences of responding to cybersecurity incidents, including disruption, degradation, or manipulation of systems, networks or technology, or implementing remediation measures could be significant. Threat actors may use AI tools to automate and enhance cybersecurity attacks against us. We use software and platforms designed to detect such cybersecurity threats, including AI-based tools, but these threats could become more sophisticated and harder to detect and counteract, which may pose significant risks to our data security and systems. Moreover, local data protection laws may require us to notify such cybersecurity incidents with competent regulators and impacted individuals, resulting in an increase of costs and resources, and potential enforcement and civil claims. Additionally, while we have implemented security measures that we believe are appropriate and continue to enhance cybersecurity protections, a regulator could deem our security measures not to be appropriate given the lack of prescriptive measures in certain data protection laws. Increased regulation of data collection, use and retention practices, including self-regulation and industry standards, changes in existing laws and regulations, enactment of new laws and regulations, increased enforcement activity, and changes in interpretation of laws, could increase our cost of compliance and operation, limit our ability to grow our business or otherwise harm our business. We rely on third party vendors and service providers to support various aspects of our business process. However, these third parties may pose risks related to data security, compliance, and contractual obligations. A breach or failure by a third party to adequately protect our data could have adverse consequences for our business and reputation.

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

We may form strategic alliances or collaborations that could harm our financial condition, results of operations or cash flows, dilute our shareholders’ ownership, incur debt or cause us to incur significant expense.

As part of our business strategy, we may pursue strategic alliances or collaborations. We may not identify or complete these transactions in a timely manner, on a cost-effective basis, or at all, and we may not realize the anticipated benefits of any such transaction, any of which could have a detrimental effect on our financial condition, results of operations or cash flows. We may not be able to find suitable collaboration partners.

To finance collaborations, we may choose to issue debt or equity securities as consideration. Any such issuance of shares would dilute the ownership of our shareholders. Alternatively, it may be necessary for us to raise additional capital through public or private financings. Additional capital may not be available on terms that are favorable to us, or at all.

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

As of December 31, 2025, we have not experienced any material risks from cybersecurity threats, including as a result of any previous cybersecurity incidents or threats, that have materially affected our business strategy, results of operations or financial condition or are reasonably likely to have such a material effect.

Item 2. Properties

In the first quarter of 2025, our Board decided to exit our corporate headquarters at 701 Veterans Circle, Warminster, Pennsylvania. We have had a lease agreement for this headquarters since November 1, 2016, and the lease expires on April 30, 2027. The building has approximately 35,000 square feet of laboratory facilities and office space. Currently, all employees work remotely and are not using our headquarters.

Item 3. Legal Proceedings

Patent Infringement Litigation vs. Pfizer and BioNTech

On April 4, 2023, we and Genevant filed a lawsuit in the United States District Court for the District of New Jersey against Pfizer/BioNTech seeking damages for infringement of United States Patent Nos. 9,504,651; 8,492,359; 11,141,378; 11,298,320; and 11,318,098 in the manufacture and sale of any COVID-19 mRNA-LNP vaccines. The patents relate to nucleic acid-lipid particles and their composition, manufacture, delivery and methods of use. In the lawsuit, we seek fair compensation for Pfizer’s and BioNTech’s use of our patented technology that was developed with great effort and at great expense, without which their COVID-19 mRNA-LNP vaccines would not have been successful. The claim construction hearing occurred in December 2024, and in September 2025, the court issued a claim construction ruling, which construed the disputed claim terms in a manner we generally consider to be favorable. The parties are awaiting further scheduling in the litigation.

Patent Infringement Litigation vs. Moderna

On February 28, 2022, we and Genevant filed a lawsuit in the United States District Court for the District of Delaware against Moderna seeking damages for infringement of United States Patent Nos. 8,058,069, 8,492,359, 8,822,668, 9,364,435, 9,504,651, and 11,141,378 in the manufacture and sale of MRNA-1273, Moderna’s vaccine for COVID-19. On March 3, 2025, we and Genevant filed five international lawsuits against Moderna seeking to enforce patents protecting our patented LNP technology. Together, these lawsuits comprise the Moderna LNP Litigation.

On March 3, 2026, we, Genevant, and, solely for specified purposes, Genevant Sciences Ltd., and Moderna entered into the Moderna Settlement Agreement to resolve the Moderna LNP Litigation. Pursuant to the Moderna Settlement Agreement, all parties filed stipulated judgments and stipulations of dismissal for the respective courts or tribunals to enter judgment, dismiss with prejudice or withdraw (as the case may be) all claims in the Moderna LNP Litigation, except that Moderna may file the Moderna §1498 Appeal. The Moderna §1498 Appeal is an appeal of the consent judgment entered in the District Court solely with respect to whether §1498 bars our and Genevant’s claims for direct infringement and indirect infringement against Moderna for vaccine doses that were sold to the United States Government under a particular contract and characterized by the District Court as “vaccines that did not go directly to United States Government employees.”

Under the terms of the Moderna Settlement Agreement, Moderna will make an aggregate $950.0 million Noncontingent Settlement Payment to us and Genevant on or before July 8, 2026.

In addition, as described in more detail in, and subject to the terms of, the Moderna Settlement Agreement, Moderna will make an additional Contingent Settlement Payment of an aggregate $1.3 billion to us and Genevant (i) if the Court of Appeals for the Federal Circuit (whether by the initial panel, upon panel rehearing or en banc) affirms, or if there is a final non-appealable judgment that affirms, the rejection of Moderna’s affirmative defense pursuant to §1498 by the District Court in its entirety or otherwise holds that §1498 does not bar our and Genevant’s claim against Moderna as to either or both of direct infringement and indirect infringement with respect to all of the doses subject to the Moderna §1498 Appeal, or (ii) upon a failure to timely file, or voluntary dismissal of, the Moderna §1498 Appeal (any of the foregoing (clause (i) or (ii) above), an Arbutus/Genevant §1498 Victory). If an appellate ruling were to hold that §1498 bars our and Genevant’s infringement claims as to some, but not all, of the doses subject to the Moderna §1498 Appeal, the Moderna Settlement Agreement provides that Moderna will pay us and Genevant a prorated amount of the Contingent Settlement Payment, calculated based on the number of doses for which §1498 bars our and Genevant’s infringement claims as clearly articulated by the Federal Circuit or, if not clearly articulated by the Federal Circuit, as mutually agreed by the parties or determined in an accelerated binding arbitration process.

Under certain circumstances, as described in more detail in, and subject to the terms of, the Moderna Settlement Agreement, if the Arbutus/Genevant §1498 Victory is subsequently overturned in Moderna’s favor in a final nonappealable decision, we and Genevant are required to return any Contingent Settlement Payment to Moderna, plus interest. If, following an Arbutus/Genevant §1498 Victory, either (i) Moderna does not timely appeal such Arbutus/Genevant §1498 Victory or (ii) such Arbutus/Genevant §1498 Victory is subsequently affirmed in a final nonappealable decision, Moderna will have no further right to a potential repayment of the Contingent Settlement Payment.

The Moderna Settlement Agreement includes mutual financial covenants to protect the payment or repayment of the Contingent Settlement Payment, as described above.

The Moderna Settlement Agreement also contains customary mutual releases in favor of each of us/Genevant and Moderna in respect of the Moderna LNP Litigation. In addition, the Moderna Settlement Agreement includes a fully paid-up, royalty free, irrevocable, non-exclusive, worldwide license and covenant not to sue granted to Moderna under any patents and patent applications owned or licensable by us or Genevant or our respective direct and indirect wholly owned subsidiaries that exist, or that claim priority to patents or patent applications that exist, as of the effective date of the Moderna Settlement Agreement, to make, sell and generally otherwise exploit Moderna’s SPIKEVAX™, mNEXSPIKE™ and mRESVIA™ vaccines and any other mRNA vaccines that include a lipid SM-102-based LNP formulation against an infectious disease and meet certain conditions, as well as a covenant not to sue with respect to certain other of our and Genevant’s patents and Moderna products.

On March 19, 2026, we and Genevant filed a complaint against the United States in the United States Court of Federal Claims, seeking to recover compensation for Moderna’s infringement for vaccine doses that were sold to the United States Government under a particular contract and were deemed by the District Court to be doses that were provided directly to United States Government employees. The complaint also includes a protective request to recover compensation from the United States for any other vaccine doses where, as a result of the Moderna §1498 Appeal, §1498 is deemed to bar our and Genevant’s claims for direct infringement and indirect infringement against Moderna.

Moderna and Merck European Oppositions

On April 5, 2018, Moderna and Merck filed Notices of Opposition to the ’254 Patent with the EPO, requesting that the ’254 Patent be revoked in its entirety for all contracting states. From 2018 until 2024, various hearings were held by different divisions of the EPO regarding requests submitted by all parties. Oral proceedings were held in June 2024, and the Opposition Division of the EPO upheld the ’254 Patent but declined our and Genevant’s request to broaden certain claims in the ’254 Patent. Both parties appealed the Opposition Division’s decision, and on January 15, 2026, in a verbal decision, the Board of Appeal of the EPO revoked the ’254 Patent. A written decision is expected in the next few months. We disagree with the outcome, and upon receipt of the written decision, we plan to file a petition for review by the Enlarged Board of Appeal of the EPO. The revocation was based on an EPO standard of “added matter” that does not apply in the United States. In March 2026, pursuant to the Moderna Settlement Agreement, Moderna withdrew from this revocation proceeding. We do not expect the EPO revocation decision to have an impact on the potential outcome, or timing, of our patent infringement litigation pending against Pfizer/BioNTech in the United States.

On April 29, 2025, Moderna filed a revocation action on the ’767 patent with the EPO, requesting that the patent be revoked in its entirety for all contracting states. In July 2025, Merck, Arrowhouse GmbH and Keltie LLP filed three additional revocation actions against the ’767 patent. Initial briefing has been completed and we are currently awaiting an initial hearing date. In March 2026, pursuant to the Moderna Settlement Agreement, Moderna withdrew from this revocation proceeding.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common shares trade on the Nasdaq Global Select Market under the symbol “ABUS”. As of March 18, 2026, there were 101 registered holders of common shares and 195,478,068 common shares issued and outstanding.

Securities Authorized for Issuance under Equity Compensation Plans

Information regarding securities authorized for issuance under equity compensation plans is incorporated by reference into the information in Part III, Item 12 of this Form 10-K.

Recent Sales of Unregistered Securities

Other than as previously disclosed on our Current Reports on Form 8-K or Quarterly Reports on Form 10-Q, we did not issue any unregistered equity securities during the twelve months ended December 31, 2025.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not repurchase any of our equity securities during the year ended December 31, 2025.

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

We continue to protect and defend our intellectual property, which is the subject of our ongoing lawsuit against Pfizer Inc. and BioNTech SE (collectively, Pfizer/BioNTech) for their use of our patented lipid nanoparticle (LNP) technology in their COVID-19 messenger ribonucleic acid interference (mRNA)-LNP vaccines. The court issued a claim construction ruling in September 2025, which construed the disputed claim terms in a manner we generally consider to be favorable. The parties are awaiting further scheduling in the litigation.

On March 3, 2026, we, along with Genevant Sciences GmbH and its parent (collectively, Genevant), entered into a settlement agreement (the Moderna Settlement Agreement) to resolve all patent infringement litigation and patent revocation proceedings involving Moderna, Inc. and its affiliates (collectively, Moderna) pending in the United States and internationally (the Moderna LNP Litigation). Under the terms of the Moderna Settlement Agreement, Moderna will make an aggregate $950.0 million noncontingent lump sum payment (the Noncontingent Settlement Payment) to us and Genevant on or before July 8, 2026. In addition, Moderna is obligated to pay us and Genevant an additional aggregate contingent lump sum payment of $1.3 billion (the Contingent Settlement Payment) upon a ruling that is favorable to us and Genevant in a limited appeal related to 28 U.S.C. §1498 (§1498) that Moderna is allowed to file pursuant to the Moderna Settlement Agreement (the Moderna §1498 Appeal). Under our license with Genevant, we are entitled to receive, after deduction of litigation costs, 20% of the Noncontingent Settlement Payment. In addition, as of the date of this annual report, we own approximately 16% of the outstanding common equity of Genevant. We are currently evaluating a return of capital to our shareholders in the third quarter of calendar year 2026, following the receipt of our portion of the Noncontingent Settlement Payment. For more information, see “Item 1 – Business – Other Collaborations, Royalty Entitlements and Intellectual Property Litigation” and “Item 3 – Legal Proceedings.”

During 2024, we streamlined the organization to focus our efforts on advancing the clinical development of imdusiran and AB-101, and therefore ceased all discovery efforts, halted preparations for a potential IM-PROVE III clinical trial and reduced our workforce by 40%. In the first quarter of 2025, we announced the appointment of five new members of our Board of Directors (our Board) to replace all of the former directors, as well as the appointment of a new President, Chief Executive Officer and Chairperson of our Board and a new Chief Financial Officer. Additionally, our Board took action to reduce our workforce by an additional 57%. Our Board also decided to exit our corporate headquarters in Warminster, Pennsylvania and to discontinue in-house scientific research. In connection with these actions, we incurred one-time restructuring charges during 2025 of $12.9 million. With these organizational changes and our ongoing cost management efforts, we significantly reduced our net cash burn in 2025 when compared to 2024.

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

Our strategy is focused on maximizing opportunities for our cHBV development programs and, through our exclusive license with Genevant, our in-house developed LNP delivery technology.

LNP technology

In February 2022 and April 2023, we filed patent infringement lawsuits in the United States against Moderna and Pfizer/BioNTech, respectively, seeking compensation for their unlicensed use of our patented technologies in their COVID-19 mRNA-LNP vaccines. It is well established in the scientific literature that the most significant technological hurdle to developing and deploying medicines using mRNA is engineering a safe and effective way to deliver the mRNA to human cells. Scientists at Arbutus and Genevant have spent years developing and refining LNP technology, which has been licensed for various applications to many different third parties. Our and Genevant’s LNP technology relies on microscopic particles built from four carefully selected types of fat-like molecules to shelter and protect nucleic acid molecules, including ribonucleic acid (RNA) molecules like the messenger RNA (mRNA) utilized in COVID-19 mRNA-LNP vaccines. This technology enables the mRNA to travel through the human body to a target cell and through the target cell’s membrane, where it releases the mRNA. Without this crucial technology, the mRNA would quickly degrade in the body and be ineffective. We continue to protect and defend our intellectual property, which is the subject of our ongoing lawsuit against Pfizer/BioNTech for their use of our patented LNP technology in their COVID-19 mRNA-LNP vaccines.

cHBV programs

Our hepatitis B (HBV) strategy has been to develop a functional cure for patients with cHBV infection with imdusiran as a potential cornerstone in a combination therapy. Development to date has emphasized a combination of compounds that can suppress hepatitis B virus deoxyribonucleic acid (HBV DNA) replication, hepatitis B virus RNA (HBV RNA) transcription, and hepatitis B surface antigen (HBsAg) and other viral protein expression, as well as boost patients’ HBV-specific immune response, which together could address the most important elements to achieving a functional cure. Functional cure is defined as sustained HBsAg seroclearance and HBV DNA less than the lower limit of quantification (<LLOQ) after 24 weeks off treatment, with or without anti-hepatitis B surface antibodies (anti-HBs). A functional cure for patients with cHBV could prevent complications of HBV disease progression, decrease HBV burden by minimizing patient stigma and address the need for finite and more efficacious HBV treatments that further improve long-term outcomes and reduce associated healthcare costs. Our current ongoing evaluation of our HBV strategy also includes analysis of imdusiran’s potential to suppress HBV DNA replication and HBV RNA and HBsAg expression, without any immunotherapeutics. We are also continuing to evaluate and refine potential Phase 2b clinical trial designs for imdusiran.

Our product pipeline consists of the following programs:

Over 200 patients with cHBV infection have been dosed with imdusiran in Phase 1 and Phase 2a clinical trials. Clinical data generated thus far has shown imdusiran provides meaningful reductions in HBsAg and other viral proteins, HBV DNA and HBV RNA, and leads to functional cure in some patients, while being generally safe and well-tolerated. Benefits were observed in patients across all evaluated HBV genotypes (A to E). In the Phase 1 and Phase 2a clinical trials, eight patients achieved functional cure, off all treatment, in combination therapy that includes imdusiran, including two patients who did not receive any pegylated interferon alfa-2a (IFN) as part of the combination therapy. An additional 41 patients across our Phase 2a clinical trials were able to remain off nucleos(t)ide analogue (NA) therapy for at least 48 weeks after discontinuing NA therapy during their Phase 2a clinical trials. A total of 47% (49/105) of all Phase 2a patients achieved functional cure or remained off NA therapy after discontinuing NA therapy during their Phase 2a clinical trials. Of the 18 patients who are currently being followed long-term (which includes the eight functionally cured patients described above and 10 patients who discontinued and remained off NA therapy), one patient who discontinued NA therapy achieved functional cure during the long-term follow-up period, and 89% of the 18 patients continue to remain off NA therapy for between 82 and 134 weeks. Two of the original eight functionally cured patients seroreverted during long-term follow-up, but remain virally suppressed and off NA therapy. Furthermore, among an additional 11 patients with available data who discontinued NA therapy during their Phase 2a clinical trials, but were subsequently discontinued early from long-term follow-up, one patient achieved functional cure and two restarted NA therapy. To date, a total of 10 patients have achieved functional cure during our Phase 2a clinical trials and long-term follow-up.

AB-101 is our proprietary oral PD-L1 inhibitor that has the potential to activate patients’ HBV-specific immune response by inhibiting PD-L1. AB-101 is currently in a Phase 1a/1b clinical trial (AB-101-001) evaluating the safety, tolerability, pharmacokinetics (PK), and pharmacodynamics (PD) of single- and multiple-ascending oral doses in healthy subjects and patients with cHBV infection. The data from healthy subjects in Parts 1 and 2 and cHBV patients in Part 3 of this clinical trial have shown that AB-101 was generally well-tolerated with evidence of high receptor occupancy.

Collaborations and Royalty Entitlements

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

Alnylam Pharmaceuticals, Inc. (Alnylam) and Acuitas Therapeutics, Inc (Acuitas)

In 2012, we entered into a license agreement with Alnylam that entitles Alnylam to develop and commercialize products with our LNP technology in exchange for milestone and royalty payments. We have a royalty entitlement on ONPATTRO (Patisiran) (ONPATTRO), a drug developed by Alnylam Pharmaceuticals, Inc. under a license agreement with us that incorporates our lipid nanoparticle delivery (LNP) technology. In July 2019, we received $20 million in gross proceeds before advisory fees from the sale of this royalty interest to Ontario Municipal Employees Retirement System (OMERS), effective as of January 1, 2019. The royalty interest will revert back to us after OMERS receives $30 million in royalty payments from Alnylam. We also are receiving a second, lower royalty interest on global net sales of ONPATTRO originating from a settlement agreement and subsequent license agreement with Acuitas Therapeutics, Inc. The royalty entitlement from Acuitas has been retained by us and was not part of the royalty entitlement sale to OMERS. In addition to the two royalty entitlements, we are entitled to receive payments upon the achievement of contractual milestones related to Alnylam’s use of our proprietary LNP technology for other products.

Genevant Sciences, Ltd.

In April 2018, we entered into an agreement with Roivant, our largest shareholder, to launch Genevant Sciences Ltd., a company focused on nucleic acid- and gene editing-based therapeutics enabled by our LNP and ligand conjugate delivery technologies. In connection with the launch of Genevant, we entered into the Genevant License where we licensed rights to our LNP and ligand conjugate delivery platforms to Genevant outside of HBV, except to the extent certain rights had already been licensed to other third parties. We retained all rights to our LNP and conjugate delivery platforms for HBV.

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

As of December 31, 2025, we owned approximately 16% of the outstanding common equity of Genevant and the carrying value of our investment in Genevant was zero. Our entitlement to receive future royalties or sublicensing revenue from Genevant was not impacted by the recapitalization.

Under the terms of the Moderna Settlement Agreement, Moderna will make an aggregate $950.0 million Noncontingent Settlement Payment to us and Genevant on or before July 8, 2026. In addition, Moderna is obligated to make an additional Contingent Settlement Payment of up to an aggregate $1.3 billion to us and Genevant upon the occurrence of certain events related to the Moderna §1498 Appeal, but which may be subject to repayment. Under the Genevant License, we are entitled to receive, after deduction of litigation costs, 20% of the Noncontingent Settlement Payment, exclusive of our ownership of approximately 16% of the outstanding common equity of Genevant.

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

RESULTS OF OPERATIONS

The following summarizes our results of operations for the year ended December 31, 2025 compared to the year ended December 31, 2024:

	Year Ended December 31,
	2025	2024
	(in thousands)
Revenue	$14,083	$6,171
Operating expenses	52,243	82,490
Loss from operations	(38,160)	(76,319)
Other income	4,659	6,399
Net loss	$(33,501)	$(69,920)

For the fiscal year ended December 31, 2025, our net loss attributable to common shares was $33.5 million, or a loss of $0.17 per basic and diluted common share, as compared to a net loss of $69.9 million, or a loss of $0.38 per basic and diluted common share, for the year ended December 31, 2024.

Revenue

Revenue for the years ended December 31, 2025 and 2024 is summarized in the following table:

	Year ended December 31,
	2025		2024
	(in thousands, except percentages)
Revenue from collaborations and licenses
Royalties from sales of ONPATTRO	$1,667	12%	$2,562	42%
Qilu Pharmaceutical Co., Ltd.	10,434	73%	1,357	22%
Other milestone and royalty payments	500	4%	—	—%
Non-cash royalty revenue
Royalties from sales of ONPATTRO	1,482	11%	2,252	36%
Total revenue	$14,083	100%	$6,171	100%

Revenue consists mainly of license revenue and royalties received from other companies for sales of products that utilize our licensed technologies.

Total revenue increased $7.9 million for the year ended December 31, 2025 compared to 2024, due primarily to an increase of $9.1 million in revenue recognized related to the upfront license fee we received from Qilu in 2022 as we recognized all previously deferred revenue upon the conclusion of the strategic partnership in June 2025, as well as $0.5 million of revenue recognized in 2025 upon the achievement of a contractual milestone related to Alnylam’s use of our proprietary LNP technology for an additional product. This increase was partially offset by a $1.7 million decrease in license royalty revenue from Alnylam and Acuitas related to lower sales of Alnylam’s ONPATTRO in 2025 compared to 2024 primarily due to Alnylam’s next generation RNAi product AMVUTTRA (vutrisiran) cannibalizing sales of ONPATTRO. We anticipate that the license royalty revenue from Alnylam and Acuitas will continue to decrease due to such cannibalization of sales of ONPATTRO.

The royalty interest for ONPATTRO from Alnylam was sold to OMERS, effective as of January 1, 2019, for $20 million in gross proceeds before advisory fees. OMERS will retain this entitlement until it has received $30 million in royalties, at which point 100% of such royalty interest on future global net sales of ONPATTRO will revert back to us. OMERS has assumed the risk of collecting up to $30 million of future royalty payments from Alnylam and we are not obligated to reimburse OMERS if they fail to collect any such future royalties. During the term of this agreement, we recognize non-cash royalty revenue related to the sales of ONPATTRO. From the inception of the royalty sale through December 31, 2025, we have recorded an aggregate of $26.5 million of non-cash royalty revenue for royalties earned by OMERS. The royalty interest for ONPATTRO from Acuitas was not part of the royalty sale to OMERS and we have retained the rights to receive those royalties. Revenue contracts are described in more detail in “Item 1. Business.”

Operating expenses

Operating expenses for the years ended December 31, 2025 and 2024 are summarized in the following table:

	Year ended December 31,
	2025		2024
	(in thousands, except percentages)
Research and development	$25,241	49%	$54,037	65%
General and administrative	15,893	30%	22,108	27%
Change in fair value of contingent consideration	(1,830)	(4)%	2,625	3%
Restructuring costs	12,939	25%	3,720	5%
Total operating expenses	$52,243	100%	$82,490	100%

Research and development

Research and development expenses consist primarily of personnel expenses, fees paid to clinical research organizations and contract manufacturers, consumables and materials, consulting, and other third-party expenses to support our clinical development activities, as well as a portion of stock-based compensation and general overhead costs.

Research and development expenses decreased $28.8 million in 2025 compared to 2024 due primarily to our decision to cease all discovery efforts, halt preparations for a potential IM-PROVE III clinical trial, implement reductions in our workforce to streamline the organization, and to focus our efforts on advancing the clinical development of imdusiran and AB-101.

A significant portion of our research and development expenses are not tracked by project, as they benefit multiple projects or our overall technology platform.

General and administrative

General and administrative expenses decreased $6.2 million in 2025 compared to 2024, due primarily to a decrease in employee compensation-related expenses and a decrease in litigation-related legal fees.

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

In general, increases in the fair value of the contingent consideration are related to the progress of our programs as they get closer to triggering these contingent payments. The change in the fair value of our contingent consideration is driven by fair value adjustments for the passage of time, the discount rate, the progression of our programs through clinical trials and our assessment of the probability, timing and extent of future product sales, resulting in a decrease of $1.8 million and an increase of $2.6 million in 2025 and 2024, respectively. The decrease in the fair value of the contingent consideration in 2025 was due primarily to an increase in our assessment of the time until future product sales. The increase in the fair value of the contingent consideration in 2024 was due primarily to an increase in our assessment of the probability of success of future product sales based on the positive clinical data we reported in November 2024 from our IM-PROVE I clinical trial with imdusiran, IFN and NA therapy. Refer to Note 10 to our consolidated financial statements for a discussion of the assumptions related to this contingency.

Restructuring

In both 2024 and 2025, we implemented changes to focus our efforts on advancing the clinical development of imdusiran and AB-101 by ceasing all discovery efforts, implementing workforce reductions, and halting preparations for a potential IM-PROVE III clinical trial. In 2025, the decision was made to exit our corporate headquarters in Warminster, Pennsylvania and to discontinue all in-house scientific research. In connection with these actions, during the years ended December 31, 2025 and 2024, we recognized the following:

	Year ended December 31,
	2025	2024
	(in thousands)
Severance and continuing benefits	$6,331	$2,857
Non-cash stock compensation modification expense	2,483	—
Non-cash impairment of leasehold improvements and laboratory equipment	2,811	167
Non-cash impairment of lease right-of-use asset	948	—
Accrual of lease-related operating expenses	364	—
Contract close-out costs	—	696
Total restructuring charges	$12,939	$3,720

Other income (losses)

Other income (losses) for the years ended December 31, 2025 and 2024 are summarized in the following table:

	Year ended December 31,
	2025		2024
	(in thousands, except percentages)
Interest income	$4,068	88%	$6,585	103%
Gain on sale of property and equipment	674	14%	—	—%
Interest expense	(97)	(2)%	(137)	(2)%
Foreign exchange gain / (loss)	14	—%	(49)	(1)%
Total other income	$4,659	100%	$6,399	100%

Interest income

Interest income decreased $2.5 million in 2025 compared to 2024 due primarily to lower balances in our cash and investments in marketable securities.

Gain on sale of property and equipment

In 2025, the gain on sale of property and equipment related to the sale of laboratory equipment associated with the exit of our corporate headquarters and discontinuance of in-house scientific research. There was no gain on sale of property and equipment in 2024.

Interest expense

Interest expense decreased less than $0.1 million in 2025 compared to 2024 due primarily to a decrease in the non-cash amortization of the discount and issuance costs related to the sale of a portion of our ONPATTRO royalty interest to OMERS in July 2019.

LIQUIDITY AND CAPITAL RESOURCES

Since our incorporation, we have financed our operations through sales of equity, debt, revenues from development collaborations and licenses with corporate partners, a royalty monetization, interest income on funds available for investment, and government contracts, grants and tax credits.

As of December 31, 2025, we had total cash, cash equivalents and investments in marketable securities of $91.5 million, of which $18.0 million was cash and cash equivalents and $73.5 million was investments in marketable securities. We had no outstanding debt as of December 31, 2025.

Sources of Liquidity

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

During the year ended December 31, 2024, we issued 16,499,999 common shares under the Sale Agreement resulting in net proceeds of approximately $44.1 million. We issued no common shares under the Sale Agreement during the year ended December 31, 2025.

Royalty Entitlements

We have a royalty entitlement on ONPATTRO, a drug developed by Alnylam that incorporates our LNP technology and was approved by the United States Food and Drug Administration and the European Medicines Agency during the third quarter of 2018 and was launched by Alnylam immediately upon approval in the United States. In July 2019, we sold a portion of this royalty interest to OMERS, effective as of January 1, 2019, for $20 million in gross proceeds before advisory fees. OMERS will retain this entitlement until it has received $30 million in royalties, at which point 100% of such royalty interest on future global net sales of ONPATTRO will revert to us. OMERS has assumed the risk of collecting up to $30 million of future royalty payments from Alnylam and we are not obligated to reimburse OMERS if it fails to collect any such future royalties. From the inception of the royalty sale through December 31, 2025, we have recorded an aggregate of $26.5 million of non-cash royalty revenue for royalties earned by OMERS. If this royalty entitlement reverts to us, it has the potential to provide an active royalty stream or to be otherwise monetized again in full or in part. In addition to the royalty from the Alnylam LNP license agreement, we are also receiving a second, lower royalty interest on global net sales of ONPATTRO originating from a settlement agreement and subsequent license agreement with Acuitas. The royalty from Acuitas has been retained by us and was not part of the royalty sale to OMERS. In addition to the two royalty entitlements, we are entitled to receive payments upon the achievement of contractual milestones related to Alnylam’s use of our proprietary LNP technology for other products.

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

Litigation Proceeds

Under the terms of the Moderna Settlement Agreement, Moderna will make an aggregate $950.0 million Noncontingent Settlement Payment to us and Genevant on or before July 8, 2026. In addition, Moderna is obligated to make an additional Contingent Settlement Payment of up to an aggregate $1.3 billion to us and Genevant upon the occurrence of certain events related to the Moderna §1498 Appeal, but which may be subject to repayment. Under the Genevant License, we are entitled to receive, after deduction of litigation costs, 20% of the Noncontingent Settlement Payment, exclusive of our ownership of approximately 16% of the outstanding common equity of Genevant. We are currently evaluating a return of capital to our shareholders in the third quarter of calendar year 2026, following receipt of our portion of the Noncontingent Settlement Payment.

Cash requirements

With the organizational changes announced during 2025 and 2024, and our ongoing cost management efforts, we expect to maintain our reduced net cash burn in 2026. In the future, substantial additional funds would be required to continue with the active development of our pipeline products and technologies. In particular, our funding needs may vary depending on a number of factors including:

•costs associated with prosecuting and enforcing our patent claims and other intellectual property rights, including our ongoing patent infringement matter against Pfizer/BioNTech, the Moderna §1498 Appeal (if filed by Moderna), and our lawsuit against the United States;
•a potential return of capital to our shareholders in connection with proceeds from the Moderna Settlement Agreement;
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

Cash Flows

The following table summarizes our cash flow activities for the periods indicated:

	Year ended December 31,
	2025	2024
	(in thousands)
Net loss	$(33,501)	$(69,920)
Non-cash items	3,887	7,899
Change in deferred license revenue	(10,434)	(1,357)
Net change in operating items	411	(1,472)
Net cash used in operating activities	$(39,637)	$(64,850)
Net cash provided by investing activities	15,580	22,948
Issuance of common shares pursuant to the Open Market Sale Agreement	—	44,123
Other financing activities	5,721	7,873
Net cash provided by financing activities	$5,721	$51,996
Effect of foreign exchange rate changes on cash and cash equivalents	14	(49)
(Decrease) / increase in cash and cash equivalents	$(18,322)	$10,045
Cash and cash equivalents, beginning of period	36,330	26,285
Cash and cash equivalents, end of period	$18,008	$36,330

Net cash used in operating activities in 2025 decreased $25.2 million compared to 2024 due primarily to our decisions to cease all discovery efforts, halt preparations for a potential IM-PROVE III clinical trial, and decrease our workforce to further streamline the organization to focus our efforts on advancing the clinical development of imdusiran and AB-101.

Net cash provided by investing activities in 2025 decreased $7.4 million compared to 2024, due primarily to the timing of acquisitions and maturities of investments in marketable securities.

Net cash provided by financing activities in 2025 decreased $46.3 million compared to 2024, due primarily to the $44.1 million in proceeds from sales of common shares pursuant to the Sale Agreement in 2024 that were not recurring in 2025.

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

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Arbutus Biopharma Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Arbutus Biopharma Corporation (the Company) as of December 31, 2025 and 2024, the related consolidated statements of operations and comprehensive loss, stockholders' equity and cash flows for each of the two years in the period ended December 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.

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

Valuation of contingent consideration liability
Description of the Matter	As discussed in Note 10 to the consolidated financial statements, the Company’s contingent consideration liability, which consists of sales-based milestones and royalties, resulting from the acquisition of Enantigen in 2014, is remeasured to its estimated fair value each reporting period. As of December 31, 2025, the contingent consideration liability was $8.4 million.

Auditing the valuation of the contingent consideration liability was complex and highly judgmental due to the higher degree of estimation required in determining the fair value. In particular, the fair value estimate was sensitive to significant assumptions such as the probability of successfully commercializing a treatment for the hepatitis B virus, the timing of future payments, and the discount rate. These assumptions are affected by expectations about future industry, regulatory, market or economic conditions and are forward-looking and inherently uncertain.

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

Philadelphia, Pennsylvania

March 23, 2026

ARBUTUS BIOPHARMA CORPORATION
Consolidated Balance Sheets
(Expressed in thousands of US Dollars, except share amounts)

	December 31, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$18,008	$36,330
Investments in marketable securities, current	73,463	86,293
Accounts receivable	1,447	2,409
Prepaid expenses and other current assets	1,538	2,284
Total current assets	94,456	127,316
Property and equipment, net of accumulated depreciation and impairment	32	3,309
Right of use asset	—	1,048
Other non-current assets	130	34
Total assets	$94,618	$131,707
Liabilities and stockholders' equity
Current liabilities:
Accounts payable and accrued liabilities	$5,459	$7,564
Deferred license revenue, current	—	7,571
Lease liability, current	547	483
Total current liabilities	6,006	15,618
Liability related to sale of future royalties	3,442	4,829
Deferred license revenue, non-current	—	2,863
Contingent consideration	8,395	10,225
Lease liability, non-current	199	806
Total liabilities	18,042	34,341
Stockholders’ equity
Common shares
Authorized: Unlimited number without par value
Issued and outstanding: 192,531,225 and 189,963,492 as of December 31, 2025 and 2024, respectively.	1,421,429	1,410,025
Additional paid-in capital	83,318	82,048
Deficit	(1,380,073)	(1,346,572)
Accumulated other comprehensive loss	(48,098)	(48,135)
Total stockholders' equity	76,576	97,366
Total liabilities and stockholders' equity	$94,618	$131,707

See accompanying notes to the consolidated financial statements.

ARBUTUS BIOPHARMA CORPORATION
Consolidated Statements of Operations and Comprehensive Loss
(Expressed in thousands of US Dollars, except share and per share amounts)

	Year ended December 31,
	2025	2024
Revenue
Collaborations and licenses	$12,601	$3,919
Non-cash royalty revenue	1,482	2,252
Total revenue	14,083	6,171
Operating expenses
Research and development	25,241	54,037
General and administrative	15,893	22,108
Change in fair value of contingent consideration	(1,830)	2,625
Restructuring costs	12,939	3,720
Total operating expenses	52,243	82,490
Loss from operations	(38,160)	(76,319)
Other income
Interest income	4,068	6,585
Gain on sale of property and equipment	674	—
Interest expense	(97)	(137)
Foreign exchange gain / (loss)	14	(49)
Total other income	4,659	6,399
Net loss	$(33,501)	$(69,920)
Loss per share
Basic and diluted	$(0.17)	$(0.38)
Weighted average number of common shares
Basic and diluted	191,599,600	185,608,874
Comprehensive loss
Unrealized gain on available-for-sale securities	$37	$286
Comprehensive loss	$(33,464)	$(69,634)

See accompanying notes to the consolidated financial statements.

ARBUTUS BIOPHARMA CORPORATION
Consolidated Statement of Stockholders’ Equity
(Expressed in thousands of US Dollars, except share amounts)

	Common Shares
	Number of shares	Share capital	Additional paid-in capital	Deficit	Accumulated other comprehensive loss	Total stockholders' equity
Balance at December 31, 2023	169,867,414	$1,349,821	$81,270	$(1,276,652)	$(48,421)	$106,018
Stock-based compensation	—	—	8,986	—	—	8,986
Issuance of common shares pursuant to the Open Market Sale Agreement	16,499,999	44,123	—	—	—	44,123
Issuance of common shares pursuant to exercise of ESPP	227,333	536	(140)	—	—	396
Issuance of common shares pursuant to exercise of stock options	2,958,264	14,355	(6,878)	—	—	7,477
Issuance of common shares upon settlement of RSUs	410,482	1,190	(1,190)	—	—	—
Unrealized gain on available-for-sale securities	—	—	—	—	286	286
Net loss	—	—	—	(69,920)	—	(69,920)
Balance at December 31, 2024	189,963,492	$1,410,025	$82,048	$(1,346,572)	$(48,135)	$97,366
Stock-based compensation	—	—	6,953	—	—	6,953
Issuance of common shares pursuant to exercise of ESPP	60,493	252	(71)	—	—	181
Issuance of common shares pursuant to exercise of stock options	1,926,656	9,634	(4,094)	—	—	5,540
Issuance of common shares upon settlement of RSUs	580,584	1,518	(1,518)	—	—	—
Unrealized gain on available-for-sale securities	—	—	—	—	37	37
Net loss	—	—	—	(33,501)	—	(33,501)
Balance at December 31, 2025	192,531,225	$1,421,429	$83,318	$(1,380,073)	$(48,098)	$76,576

See accompanying notes to the consolidated financial statements.

ARBUTUS BIOPHARMA CORPORATION
Consolidated Statements of Cash Flows
(Expressed in thousands of US Dollars)

	Year ended December 31,
	2025	2024
OPERATING ACTIVITIES
Net loss	$(33,501)	$(69,920)
Non-cash items:
Depreciation and amortization	363	1,380
Loss on impairment of leasehold improvements and lab equipment	2,811	167
Gain on sale of property and equipment	(674)	—
Stock-based compensation expense	6,953	8,986
Change in fair value of contingent consideration	(1,830)	2,625
Non-cash royalty revenue	(1,482)	(2,251)
Non-cash interest expense	95	127
Net accretion of investments in marketable securities	(2,349)	(3,135)
Net change in operating items:
Accounts receivable	1,375	(633)
Prepaid expenses and other assets	1,698	2,298
Accounts payable and accrued liabilities	(2,105)	(2,707)
Change in deferred license revenue	(10,434)	(1,357)
Other liabilities	(557)	(430)
Net cash used in operating activities	(39,637)	(64,850)
INVESTING ACTIVITIES
Purchase of investments in marketable securities	(140,061)	(141,509)
Disposition of investments in marketable securities	155,277	164,639
Proceeds from sale of property and equipment	364	—
Acquisition of property and equipment	—	(182)
Net cash provided by investing activities	15,580	22,948
FINANCING ACTIVITIES
Issuance of common shares pursuant to the Open Market Sale Agreement	—	44,123
Issuance of common shares pursuant to exercise of stock options	5,540	7,477
Issuance of common shares pursuant to ESPP	181	396
Net cash provided by financing activities	5,721	51,996
Effect of foreign exchange rate changes on cash and cash equivalents	14	(49)
(Decrease) / increase in cash and cash equivalents	$(18,322)	$10,045
Cash and cash equivalents, beginning of period	$36,330	$26,285
Cash and cash equivalents, end of period	$18,008	$36,330

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

The Company continues to protect and defend its intellectual property, which is the subject of its ongoing lawsuit against Pfizer Inc. and BioNTech SE (collectively, Pfizer/BioNTech) for their use of the Company’s patented lipid nanoparticle (LNP) technology in their COVID-19 messenger ribonucleic acid interference (mRNA)-LNP vaccines. The court issued a claim construction ruling in September 2025, which construed the disputed claim terms in a manner the Company generally considers to be favorable. The parties are awaiting further scheduling in the litigation.

On March 3, 2026, the Company, along with Genevant Sciences GmbH and its parent (collectively, Genevant), entered into a settlement agreement (the Moderna Settlement Agreement) to resolve all patent infringement litigation and patent revocation proceedings involving Moderna, Inc. and its affiliates (collectively, Moderna) pending in the United States and internationally (the Moderna LNP Litigation). Under the terms of the Moderna Settlement Agreement, Moderna will make an aggregate $950.0 million noncontingent lump sum payment (the Noncontingent Settlement Payment) to the Company and Genevant on or before July 8, 2026. In addition, Moderna is obligated to pay the Company and Genevant an additional aggregate contingent lump sum payment of $1.3 billion (the Contingent Settlement Payment) upon a ruling that is favorable to the Company and Genevant in a limited appeal related to 28 U.S.C. §1498 (§1498) that Moderna is allowed to file pursuant to the Moderna Settlement Agreement (the Moderna §1498 Appeal). Under the Company’s license with Genevant, it is entitled to receive, after deduction of litigation costs, 20% of the Noncontingent Settlement Payment. In addition, as of the date of this annual report, the Company owns approximately 16% of the outstanding common equity of Genevant. The Company is currently evaluating a return of capital to its shareholders in the third quarter of calendar year 2026, following the receipt of its portion of the Noncontingent Settlement Payment.

Liquidity

At December 31, 2025, the Company had an aggregate of $91.5 million in cash, cash equivalents and investments in marketable securities. The Company had no outstanding debt as of December 31, 2025. The Company believes it has sufficient cash resources to fund its operations for at least the next 12 months.

The success of the Company’s operations is dependent on obtaining the necessary regulatory approvals to bring one or more of its product candidates to market and achieve profitability from operations. The Company’s development activities and the commercialization of its products are dependent on its ability to successfully complete these activities and to obtain adequate financing through a combination of financing activities and operations. It is not possible to predict either the outcome of the Company’s existing or future development programs or the Company’s ability to continue to fund these programs in the future.

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

Investments in marketable securities

The Company’s short-term investments consist of marketable securities that have original maturities exceeding three months and remaining maturities of less than one year. The Company classifies investments with remaining maturities of one year or longer as non-current. These investments are accounted for as available-for-sale securities and are reported at fair value, with unrealized gains and losses reported in other comprehensive loss until their disposition. Realized gains and losses from the sale of marketable securities, if any, are calculated using the specific-identification method, and are recorded as a component of other income or loss. The Company reviews its available-for-sale securities at each period end to determine if they remain available-for-sale based on the Company’s current intent and ability to sell the security if it is required to do so. Declines in value judged to be other-than-temporary are included in interest expense in the Company’s statements of operations and comprehensive loss. As of December 31, 2025, the recorded value of the Company’s investments in marketable securities was deemed to be recoverable in all respects.

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

Investment in Genevant

Arbutus accounts for its interest in Genevant as equity securities without readily determinable fair values. Accordingly, an estimate of the fair value of the securities is based on the original cost less previously recognized equity method losses, less impairments, plus or minus changes resulting from observable price changes in orderly transactions for identical or similar Genevant securities. As of December 31, 2025, Arbutus owned approximately 16% of the outstanding common equity of Genevant and the carrying value of Arbutus’ investment in Genevant was zero.

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

See Note 7 for more information.

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

Net loss per share

Net loss per share is calculated based on the weighted average number of common shares outstanding. Diluted net loss per share does not differ from basic net loss per share for the years ended December 31, 2025 and 2024, since the effect of including potential common shares would be anti-dilutive. For the year ended December 31, 2025, potential common shares of 14.0 million pertaining to outstanding stock options and unvested restricted stock units were excluded from the calculation of net loss per share. A total of approximately 16.9 million outstanding stock options and unvested restricted stock units were excluded from the calculation for the year ended December 31, 2024.

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

Stock-based compensation

The Company measures and recognizes compensation expense for all share-based compensation arrangements based on estimated fair values. The Company uses the Black-Scholes option valuation model to estimate the fair value of stock options at the date of grant. The Black-Scholes option valuation model requires the input of subjective assumptions to calculate the value of stock options. For those assumptions, the Company uses historical data and other information to estimate the expected price volatility and risk-free interest rate for all awards. The expected life of stock options granted are estimated to be five years for employees and six years for directors and executives, based on the Company’s historical experience. Assumptions on the dividend yield are based on the fact that the Company has never paid cash dividends and has no present intention to pay cash dividends. The restricted stock units granted by the Company are measured at the grant-date price of the Company’s common shares. Expense is recognized over the vesting period for all awards and commences at the grant date for time-based awards. For awards where vesting may be accelerated if certain performance conditions are achieved, the Company will accelerate recognition of any unrecognized expense if and when it becomes probable that the performance conditions will be satisfied. Forfeitures are recognized as they occur.

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

Recent accounting pronouncements

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (ASU 2023-09), which improves income tax disclosures by requiring: (1) consistent categories and greater disaggregation of information in the rate reconciliation, and (2) income taxes paid disaggregated by jurisdiction. It also includes certain other amendments to improve the effectiveness of income tax disclosures. ASU 2023-09 is effective for annual periods beginning after December 15, 2024. Early adoption is permitted. The ASU indicates that all entities will apply the guidance prospectively with an option for retroactive application to each period presented in the financial statements. The Company has implemented ASU 2023-09 for the year ended December 31, 2025 on a prospective basis. See Note 15 for more information.

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

The following table presents information about inputs used in measuring the fair value of the contingent consideration:

	As of December 31, 2025			As of December 31, 2024
Timing of milestone payments	2035	-	2038	2032	-	2035
Payment (in $000s)	$102,500			$102,500
Discount rate	10.1%	-	10.4%	9.9%	-	10.5%
Probability of success	25%			25%
Fair value of contingent consideration (in $000s)	$8,395			$10,225

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

The following tables present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis, and indicates the fair value hierarchy of the valuation techniques used to determine such fair value:

	Level 1	Level 2	Level 3	Total
As of December 31, 2025	(in thousands)
Assets
Cash and cash equivalents	$18,008	$—	$—	$18,008
Investments in marketable securities, current	—	73,463	—	73,463
Total	$18,008	$73,463	$—	$91,471
Liabilities
Contingent consideration	—	—	8,395	8,395
Total	$—	$—	$8,395	$8,395

	Level 1	Level 2	Level 3	Total
As of December 31, 2024	(in thousands)
Assets
Cash and cash equivalents	$36,330	$—	$—	$36,330
Investments in marketable securities, current	—	86,293	—	86,293
Total	$36,330	$86,293	$—	$122,623
Liabilities
Contingent consideration	—	—	10,225	10,225
Total	$—	$—	$10,225	$10,225

The following table presents the changes in fair value of the Company’s contingent consideration:

	Liability at beginning of the period	Increase in fair value of liability	Liability at end of the period
	(in thousands)
Year ended December 31, 2025	$10,225	$(1,830)	$8,395
Year ended December 31, 2024	$7,600	$2,625	$10,225

4.    Investments in marketable securities

Investments in marketable securities and cash equivalents consisted of the following:

	Amortized Cost	Gross Unrealized Gain(1)	Gross Unrealized Loss(1)	Fair Value
As of December 31, 2025	(in thousands)
Cash equivalents
Money market funds	$10,218	$—	$—	$10,218
Total	$10,218	$—	$—	$10,218
Investments in marketable short-term securities
US treasury bills	$37,411	$41	$—	$37,452
US government bonds	35,965	46	—	36,011
Total	$73,376	$87	$—	$73,463
 (1) Gross unrealized gain (loss) is pre-tax and is reported in accumulated other comprehensive loss.

	Amortized Cost	Gross Unrealized Gain(1)	Gross Unrealized Loss(1)	Fair Value
As of December 31, 2024	(in thousands)
Cash equivalents
Money market fund	$29,533	$—	$—	$29,533
Total	$29,533	$—	$—	$29,533
Investments in marketable short-term securities
US corporate bonds	$30,776	$27	$(6)	$30,797
US treasury bills	55,467	29		55,496
Total	$86,243	$56	$(6)	$86,293
(1) Gross unrealized gain (loss) is pre-tax and is reported in accumulated other comprehensive loss.

The contractual maturity of the $73.5 million and $86.3 million of short-term marketable securities held by the Company as of December 31, 2025 and December 31, 2024, respectively, was less than one year. As of December 31, 2025 and December 31, 2024, the Company did not hold any long-term marketable securities.

At December 31, 2025, the Company had no available-for-sale investment debt securities in an unrealized loss position. At December 31, 2024, the Company had 6 available-for-sale investment debt securities in an unrealized loss position without an allowance for credit losses. Unrealized losses on the Company’s investments in debt securities have not been recognized into income as the issuers’ bonds are of high credit quality and the decline in fair value is largely due to market conditions and/or changes in interest rates. The Company does not intend to sell and it is more likely than not that the Company will not be required to sell the securities prior to the anticipated recovery of their amortized cost basis. The issuers continue to make timely interest payments on the bonds. The fair value is expected to recover as the bonds approach maturity.

Accrued interest receivable on investments in marketable securities was $0.3 million at both December 31, 2025 and 2024 and is included in prepaid expenses and other current assets.

The Company had realized gains on investments of less than $0.1 million for both of the years ended December 31, 2025 and 2024.

5.    Investment in Genevant

In April 2018, the Company entered into an agreement with Roivant Sciences Ltd. (Roivant), its largest shareholder, to launch Genevant Sciences Ltd., a company focused on nucleic acid- and gene editing-based therapeutics enabled by the Company’s LNP and ligand conjugate delivery technologies. The Company licensed rights to its LNP and ligand conjugate delivery platforms to Genevant outside of hepatitis B (HBV), except to the extent certain rights had already been licensed to other third parties (the Genevant License). The Company retained all rights to its LNP and conjugate delivery platforms for HBV.

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

The Company accounts for its interest in Genevant as equity securities without readily determinable fair values. Accordingly, an estimate of the fair value of the securities is based on the original cost less previously recognized equity method losses, less impairments, plus or minus changes resulting from observable price changes in orderly transactions for identical or a similar Genevant securities. As of December 31, 2025 and 2024, the carrying value of the Company’s investment in Genevant was zero and the Company owned approximately 16% of the outstanding common equity of Genevant.

6.    Leases

In the first quarter of 2025, the Board decided to exit our corporate headquarters at 701 Veterans Circle, Warminster, Pennsylvania. The lease for this property expires on April 30, 2027 and was the Company’s sole operating lease as of December 31, 2025.

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
During the years ended December 31, 2025 and 2024, the Company incurred total operating lease expenses of $0.3 million and $0.7 million, respectively, which included lease expenses associated with fixed lease payments of $0.2 million and $0.5 million, respectively, and variable payments associated with common area maintenance and similar expenses of $0.1 million and $0.2 million, respectively.

Weighted average remaining lease term and discount rate were as follows:

As of December 31, 2025
Weighted-average remaining lease term (years)	1.3
Weighted average discount rate	9.0%
The Company did not include options to extend its lease terms as part of its ROU asset and lease liabilities.

Supplemental cash flow information related to the Company’s operating lease was as follows:

	Twelve Months Ended December 31,
	2025	2024
	(in thousands)
Cash paid for amounts included in the measurement of lease liabilities	$634	$616

Future minimum lease payments under the Company’s operating lease as of December 31, 2025 were as follows:

As of December 31, 2025
(in thousands)
2026	$654
2027	133
2028	—
2029	—
2030	—
Thereafter	—
Total lease payments	$787
Less: interest	(41)
Present value of lease payments	$746

7.    Property and equipment

During the year ended December 31, 2025 and related to its 2025 restructuring and planned exit from its corporate headquarters in Warminster, Pennsylvania (Note 16), the Company recorded impairment charges of $1.9 million and $0.9 million for leasehold improvements and laboratory equipment, respectively. In connection with the exit from the building and disposal of equipment, the Company also wrote off the fully-depreciated or fully-impaired balances associated with these assets in 2025.

The Company’s property and equipment balances as of the years ended December 31, 2025 and 2024 were as follows:

	Cost	Accumulated depreciation	Net book value
December 31, 2025	(in thousands)
Lab equipment	$—	$—	$—
Leasehold improvements	—	—	—
Computer hardware and software	245	(213)	32
	$245	$(213)	$32

	Cost	Accumulated depreciation	Net book value
December 31, 2024	(in thousands)
Lab equipment	$7,238	$(6,105)	$1,133
Leasehold improvements	8,590	(6,489)	2,101
Computer hardware and software	477	(402)	75
	$16,305	$(12,996)	$3,309

Depreciation expense for the years ended December 31, 2025 and 2024 was $0.4 million and $1.4 million, respectively.

8.    Accounts payable and accrued liabilities

Accounts payable and accrued liabilities were comprised of the following:

	December 31, 2025	December 31, 2024
	(in thousands)
Trade accounts payable	$1,173	$2,316
Payroll accruals	2,159	3,393
Research and development accruals	412	691
Professional fee accruals	1,075	1,164
Restructuring liabilities	640	—
Total	$5,459	$7,564

In March 2025, the Company implemented changes to focus its efforts on advancing the clinical development of imdusiran and AB-101 by ceasing all discovery efforts, implementing workforce reductions, and halting preparations for a potential IM-PROVE III clinical trial. In addition, in 2025, the decision was made to exit the Company’s corporate headquarters in Warminster, Pennsylvania and to discontinue in-house scientific research. The Company recognized $12.9 million of restructuring charges in 2025, of which there was $0.6 million in severance and medical benefit costs and lease expenses accrued as of December 31, 2025.

9.    Sale of future royalties
On July 2, 2019, the Company entered into a Purchase and Sale Agreement (the Agreement) with the Ontario Municipal Employees Retirement System (OMERS), pursuant to which the Company sold to OMERS part of its royalty interest on future global net sales of ONPATTRO (Patisiran) (ONPATTRO), an RNA interference therapeutic currently being sold by Alnylam Pharmaceuticals, Inc. (Alnylam).

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

The $30 million in royalties to be paid to OMERS is accounted for as a liability, with the difference between the liability and the gross proceeds received accounted for as a discount. The discount, as well as $1.5 million of transaction costs, will be amortized as interest expense based on the projected balance of the liability as of the beginning of each period. As of December 31, 2025, the Company estimated an effective annual interest rate of approximately 2.1%. Over the course of the Agreement, the actual interest rate will be affected by the amount and timing of royalty revenue recognized and changes in the timing of forecasted royalty revenue. On a quarterly basis, the Company will reassess the expected timing of the royalty revenue, recalculate the amortization and effective interest rate and adjust the accounting prospectively as needed.

The Company recognizes non-cash royalty revenue related to the sales of ONPATTRO during the term of the Agreement. As royalties are remitted to OMERS from Alnylam, the balance of the recognized liability is effectively repaid over the life of the Agreement. From the inception of the royalty sale through December 31, 2025, an aggregate of $26.5 million of royalties have been earned by OMERS. There are a number of factors that could materially affect the amount and timing of royalty payments from Alnylam, none of which are within the Company’s control.

During the year ended December 31, 2025, the Company recognized non-cash royalty revenue of $1.5 million and $0.1 million of related non-cash interest expense. During the year ended December 31, 2024, the Company recognized non-cash royalty revenue of $2.3 million and related non-cash interest expense of $0.1 million.

The table below shows the activity related to the net liability for the years ended December 31, 2025 and December 31, 2024:

	Twelve Months Ended December 31,
	2025	2024
	(in thousands)
Net liability related to sale of future royalties - beginning balance	$4,829	$6,953
Non-cash royalty revenue	(1,482)	(2,251)
Non-cash interest expense	95	127
Net liability related to sale of future royalties - ending balance	$3,442	$4,829

In addition to the royalty from the LNP License Agreement, the Company is also receiving a second royalty interest ranging from 0.75% to 1.125% on global net sales of ONPATTRO, with 0.75% applying to sales greater than $500 million, originating from a settlement agreement and subsequent license agreement with Acuitas Therapeutics, Inc. (Acuitas). The royalty from Acuitas has been retained by the Company and was not part of the royalty sale to OMERS. In addition to the two royalty entitlements, the Company is entitled to receive payments upon the achievement of contractual milestones related to Alnylam’s use of the Company’s proprietary LNP technology for other products.

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

The fair value of the contingent consideration was $8.4 million as of December 31, 2025.

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

Due to the conclusion of the strategic partnership with Qilu, the Company recognized the remainder of the $9.6 million of deferred revenue during the twelve months ended December 31, 2025. The Company also recognized $0.8 million of revenue based on labor hours expended by the Company on its Manufacturing Obligations during the twelve months ended December 31, 2025. The Company recognized $1.4 million of revenue during the twelve months ended December 31, 2024, related to labor hours expended.

The Company incurred $0.6 million of incremental costs in obtaining the Qilu License Agreement, which was capitalized in other current assets and other assets and amortized as a component of general and administrative expense commensurate with the recognition of the combined performance obligation. The Company recognized the remainder of the amortization expense at the conclusion of the strategic partnership, recognizing a total of $0.2 million of amortization expense during the twelve months ended December 31, 2025. The Company recognized amortization expense of less than $0.1 million for the twelve months ended December 31, 2024.

Until the conclusion of the strategic partnership with Qilu, the Company reevaluated the transaction price and the total estimated labor hours expected to be incurred to satisfy the performance obligations and adjusted the deferred revenue at the end of each reporting period, which resulted in changes to the amount of collaboration revenue recognized and deferred revenue.

Barinthus Biotherapeutics plc

In July 2021, the Company entered into a clinical collaboration agreement with Barinthus Biotherapeutics plc (Barinthus), formerly Vaccitech plc, pursuant to which the Company completed IM-PROVE II, a Phase 2a proof-of-concept clinical trial evaluating the safety, antiviral activity and immunogenicity of a combination treatment with Barinthus’ VTP-300, an HBV immunotherapeutic, administered after imdusiran in patients with cHBV infection. This clinical trial was amended to include a treatment arm with the addition of an approved PD-1 monoclonal antibody inhibitor, nivolumab (Opdivo).

The Company was responsible for managing this Phase 2a proof-of-concept clinical trial, subject to oversight by a joint development committee comprised of representatives from the Company and Barinthus. The Company and Barinthus retained full rights to their respective product candidates and split all costs associated with the clinical trial. The Company incurred $1.4 million and $2.1 million of costs related to the collaboration, net of Barinthus’s 50% share, during the years ended December 31, 2025 and 2024, respectively, and reflected those costs in research and development in the statements of operations and comprehensive loss.

Royalty Entitlements

Alnylam Pharmaceuticals, Inc. and Acuitas Therapeutics, Inc.

In 2012, the Company entered into the LNP License Agreement with Alnylam that entitles Alnylam to develop and commercialize products with the Company’s LNP technology in exchange for milestone and royalty payments. The Company has two royalty entitlements to Alnylam’s global net sales of ONPATTRO. In addition, the Company is entitled to receive payments upon the achievement of contractual milestones related to Alnylam’s use of the Company’s proprietary LNP technology for other products.

Alnylam launched ONPATTRO, the first approved application of the Company’s LNP technology, in 2018. Under the terms of this license agreement, the Company is entitled to tiered royalty payments on global net sales of ONPATTRO ranging from 1.00% - 2.33% after offsets, with the highest tier applicable to annual net sales above $500 million. This royalty interest was sold to OMERS, effective as of January 1, 2019, for $20 million in gross proceeds before advisory fees. OMERS will retain this entitlement until it has received $30 million in royalties, at which point 100% of this royalty entitlement on future global net sales of ONPATTRO will revert back to the Company. OMERS has assumed the risk of collecting up to $30.0 million of future royalty payments from Alnylam and the Company is not obligated to reimburse OMERS if they fail to collect any such future royalties. If this royalty entitlement reverts to the Company, it has the potential to provide an active royalty stream or to be otherwise monetized again in full or in part. From the inception of the royalty sale through December 31, 2025, an aggregate of $26.5 million of royalties have been earned by OMERS. See Note 9 for further details.

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

The Company is the agent in this arrangement and records revenue on a net basis. Milestone payments that are not within the control of the Company or the licensee, such as those that require regulatory approvals, are not considered probable of being achieved until those approvals are received. The Company did not receive any payments from Gritstone or Seattle Project Corp. during the years ended December 31, 2025 or 2024.

Revenues from the Company’s royalty entitlements are summarized in the following table:

	Year ended December 31,
	2025	2024
	(in thousands)
Revenue from collaborations and licenses
Royalties from sales of ONPATTRO	$1,667	$2,562
Qilu Pharmaceutical Co., Ltd.	10,434	1,357
Other milestone and royalty payments	500	—
Non-cash royalty revenue
Royalties from sales of ONPATTRO	1,482	2,252
Total revenue	$14,083	$6,171

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

During the year ended December 31, 2024, the Company issued 16,499,999 common shares under the Sale Agreement, resulting in net proceeds of approximately $44.1 million. During the year ended 2025, the Company issued no common shares under the Sale Agreement.

13.    Stock-based compensation

Awards outstanding and available for issuance

During the year ended December 31, 2025, the Company had stock options outstanding under the following plans (collectively, the Arbutus Plans): the 2016 Omnibus Share and Incentive Plan (the 2016 Plan), the 2011 Omnibus Share Compensation Plan (the 2011 Plan); and the 2023 inducement grant. During the year ended December 31, 2025, the Company had restricted stock units outstanding under the 2016 Plan.

As of December 31, 2025, the aggregate number of shares authorized for awards under the Arbutus Plans was 40,493,870. As of December 31, 2025, the Company had 12,430,999 options and 1,529,959 restricted stock units outstanding and 16,881,800 awards available for issuance under the Arbutus Plans.

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

In July 2023, the Company provided an inducement grant of 500,000 options in connection with the hiring of its then-General Counsel and Chief Compliance Officer, which is governed by substantially the same terms as the 2016 Plan.

Hereafter, information on options governed by the Arbutus Plans is presented on a consolidated basis as the terms of the plans are similar.

Stock options under the Arbutus Plans

The following table summarizes activity related to the Company’s equity-classified stock options for the year ended December 31, 2025:

	Number	Weighted-Average Exercise Price
Balance as of December 31, 2024	15,451,687	$3.37
Options granted	5,263,722	$3.33
Options exercised	(1,926,656)	$2.87
Options forfeited, canceled or expired	(6,357,754)	$3.44
Balance as of December 31, 2025	12,430,999	$3.39

The intrinsic value of options exercised under the Arbutus Plans during 2025 and 2024 was $1.8 million and $1.4 million, respectively. The weighted average grant-date fair value of stock options granted during the year ended December 31, 2025 and 2024 was $2.34 and $1.87, respectively.

The following table summarizes additional information related to the Company’s equity-classified stock options as of December 31, 2025:

As of December 31, 2025
Options outstanding and expected to vest
Number of stock options outstanding	12,430,999
Weighted-average exercise price	$3.39
Intrinsic value (in $000s)	$18,345
Weighted-average term remaining	6.2 years
Vested stock options
Number of vested stock options	9,146,505
Weighted-average exercise price	$3.44
Intrinsic value (in $000s)	$13,243
Weighted-average term remaining	5.2 years

The assumptions used in the Black-Scholes option-pricing for grants made during the years ended December 31, 2025 and 2024 were as follows:

	December 31, 2025	December 31, 2024
Expected average option term	5.7 years	5.6 years
Expected volatility (historical)	82.2%	92.0%
Expected dividends	—%	—%
Risk-free interest rate	4.02%	3.84%

The Company considers all available information when estimating the fair value of its stock option grants.

Restricted Stock Units under the 2016 Plan

The following table summarizes activity related to the Company’s restricted stock units, for the year ended December 31, 2025:

	Number	Weighted-Average Grant-Date Fair Value
Balance as of December 31, 2024	1,493,136	$2.57
Restricted stock units granted	1,968,509	$3.58
Restricted stock units vested	(580,584)	$2.61
Restricted stock units forfeited, canceled or expired	(1,351,102)	$2.90
Balance as of December 31, 2025	1,529,959	$3.55

The restricted stock units vest over three years in equal annual installments beginning one year from the grant date. The weighted average grant-date fair value of restricted stock units granted during the years ended December 31, 2025 and 2024 was $3.58 and $2.40, respectively.
Employee Stock Purchase Plan

In May 2020, the Company’s shareholders approved the 2020 Employee Stock Purchase Plan (the ESPP) which became effective on May 28, 2020. A total of 1,500,000 common shares were reserved for issuance under the ESPP. Company employees contribute funds via payroll deductions, which are used to buy Company common shares at a discount of up to 15% based on the lower of the price at the start of the offering period and at the end of the relevant purchase period within such offering period. The initial offering period under the ESPP was September 1, 2020 through August 31, 2021 with purchase dates set on February 26, 2021 and August 31, 2021, with subsequent offering periods beginning on September 1 and ending on August 31. The Company issued 60,493 and 227,333 shares under its ESPP for the years ended December 31, 2025 and 2024, respectively. As of December 31, 2025, there were 554,175 shares remaining for issuance under the ESPP. For both of the years ended December 31, 2025 and 2024, the Company recognized less than $0.1 million of stock-based compensation expense related to the ESPP. The fair value of the right to acquire stock at a discounted price under the ESPP is calculated using the Black-Scholes valuation model and recorded as stock-based compensation. Expense is recognized over the period the employee contributes to the plan through payroll deductions.

Stock-based compensation expense

Total stock-based compensation expense was comprised of the vesting of options and restricted stock units awarded to employees under the Arbutus Plans calculated in accordance with the fair value method as described above and amortization of compensation cost related to the ESPP.

The Company recognizes forfeitures as they occur, and the effects of forfeitures are reflected in stock-based compensation expense.

Stock-based compensation has been recorded in the consolidated statement of operations and comprehensive loss as follows:

	Year Ended December 31,
	2025	2024
	(in thousands)
Research and development	$1,901	$3,647
General and administrative	2,550	5,339
Restructuring	$2,502	$—
Total	$6,953	$8,986

At December 31, 2025, there remained $6.3 million and $4.1 million of unrecognized compensation expense related to unvested equity employee stock options and restricted stock units, respectively, to be recognized as expense over weighted-average periods of approximately 2.9 years and 1.7 years, respectively.

For each of the years ended December 31, 2025 and 2024, the Company had zero performance-based stock compensation expense.

Modification associated with restructuring

During the year ended December 31, 2025, the Company recognized $2.5 million of expense related to the modification of stock options for employees who were terminated as a result of the restructuring (Note 16). The modifications involved extension of the post-termination exercise period from 90 days to one year. The expense was recorded as part of restructuring costs in the consolidated statements of operations and comprehensive income.

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

	Year ended December 31,
	2025	2024
	(in thousands)
Revenue	$14,083	$6,171
Less:
Research and development employee expense, lab supplies and overhead	13,961	26,613
Imdusiran IM-PROVE I, II & III clinical trials expense	4,824	15,735
AB-101-001 Phase 1a/1b clinical trial expense	6,220	10,196
Other early research and development programs expense	236	1,493
General and administrative expense	15,893	22,108
Restructuring expense	12,939	3,720
Other segment expense (1)	(1,747)	2,811
Add:
Interest income	4,068	6,585
Gain on sale of property and equipment	674	—
Segment net loss	$(33,501)	$(69,920)
Adjustments and reconciling items	—	—
Consolidated net loss	$(33,501)	$(69,920)

(1) Other segment expense includes the change in the fair value of contingent consideration, non-cash interest expenses and foreign currency exchange gains and losses.

15.    Income taxes

The Company is subject to taxation and files income tax returns in Canadian federal and provincial, and United States federal and several state jurisdictions. As described in Note 2, the Company implemented ASU 2023-09 for the year ended December 31, 2025 on a prospective basis.

Income tax expense varies from the amounts that would be computed by applying the combined Canadian federal tax rate of 25% to the loss before income taxes as shown in the following tables. The change in the rate from 27% in 2024 to 25% in 2025 is due to the adoption of the new standard, which requires the rate reconciliation to begin with the federal rate in the country of domicile. In 2024, a combined rate of 27% was used (federal of 15% and provincial of 12%).

The domestic and foreign components of loss before income taxes were as follows:

	Year ended December 31,
	2025	2024
	(in thousands)
Domestic	$11,952	$(1,671)
Foreign	$(45,453)	$(68,249)
Loss before income taxes	$(33,501)	$(69,920)

There is no provision for federal, state or foreign income taxes.

A reconciliation of the Canadian federal statutory income tax rate to the effective tax rate for the year ended December 31, 2025 in accordance with the guidance in ASU 2023-09 is as follows:

	Year Ended December 31, 2025
	(in thousands, except percentages)
Computed taxes (benefits) at Canadian federal rates	$(8,374)	25%
Domestic tax effects:
Change in valuation allowance	(2,540)	8%
Other	(449)	1%
Domestic provincial tax effects:
Tax abatement	(1,195)	4%
Provincial tax	1,435	(4)%
Change in valuation allowance	(203)	1%
Other	(36)	—%
Foreign tax effects:
United States
Foreign tax rate differential	1,818	(5)%
Non-taxable and non-deductible items: stock options	879	(3)%
Tax credits: research and development credits	(403)	1%
Changes in valuation allowance	8,706	(26)%
Other adjustments:
Stock option adjustment	304	(1)%
Other	58	—%
Effective tax rate	$—	—%

The reconciliation of the combined Canadian federal and provincial income tax rate to the effective income tax rate for the year ended December 31, 2024 is as follows:

Year Ended December 31, 2024
(in thousands)
Computed taxes (benefits) at Canadian federal and provincial tax rates	$(18,888)
Permanent and other differences	515
Federal R&D credit	(1,122)
Change in valuation allowance	11,748
Difference due to income taxed at foreign rates	4,101
Stock-based compensation	1,327
Other	2,319
Income tax expense	$—

The Company had investment tax credits available to reduce Canadian federal income taxes of $7.1 million as of both December 31, 2025 and 2024, which expire between 2031 and 2037, and provincial income taxes of $2.0 million as of both December 31, 2025 and 2024, which expire between 2024 and 2027. The investment tax credits are accounted for under a flow-through method. In addition, the Company had research and development credits of $8.7 million as of December 31, 2025 and $8.3 million as of December 31, 2024, which expire between 2031 and 2038 and which can be used to reduce future taxable income in the United States.

The Company had scientific research and experimental development expenditures of $61.8 million available for indefinite carry-forward as of both December 31, 2025 and 2024. The Company also had net operating losses of $152.7 million and $150.8 million as of December 31, 2025 and 2024, respectively, which are due to expire between 2035 and 2038 and which can be used to offset future taxable income in Canada.

As of December 31, 2025 and 2024, the Company had $11.7 million of net operating losses due to expire in 2035 which can be used to offset future taxable income in the United States. United States net operating loss carryforwards arising in 2019 and future periods have an indefinite carryforward period. As of December 31, 2025 and 2024, the Company had $329.9 million and $260.0 million of net operating losses subject to an indefinite carryforward period which can be used to offset future taxable income in the United States.

As a result of ownership changes occurring on October 1, 2014 and March 4, 2015, the Company’s ability to use these losses may be limited under Internal Revenue Code Section 382. Losses incurred to date may be further limited if a subsequent change in control occurs.

The Company generated $12.0 million of pre-tax domestic income and $45.5 million in pre-tax foreign losses, respectively, for the year ended December 31, 2025. The Company generated $1.7 million of pre-tax domestic losses and $68.2 million in pre-tax foreign losses, respectively, for the year ended December 31, 2024. The Company used accumulated domestic net operating losses to offset the taxable income in both years.

As required by the 2017 Tax Cuts and Jobs Act and effective in 2022, the deferred tax asset as of December 31, 2025 and 2024 included $27.2 million and $33.7 million, respectively, related to the mandatory capitalization and amortization of research and development expenses.

Significant components of the Company’s deferred tax assets and liabilities are shown below:

	As of December 31,
	2025	2024
	(in thousands)
Deferred tax assets (liabilities):
Operating loss carryforwards	$111,292	$96,075
Canadian research and development deductions	16,673	16,700
Book amortization in excess of tax	308	(232)
Revenue recognized for tax purposes in excess of revenue recognized for accounting purposes	929	1,296
Tax value in excess of accounting value in lease inducements	157	51
Deferred revenue	—	2,817
Canadian Federal investment tax credits	5,147	5,147
Canadian Provincial investment tax credits	1,953	1,953
Equity method investment	3,375	3,375
U.S. Federal research and development credits	8,677	8,310
Deductible stock options	3,559	4,037
U.S. research and experimental expenditures capitalization	27,188	33,707
Accrued interest payable	1,869	1,796
Amortization	191	256
Other	72	138
Total deferred tax assets	$181,390	$175,426
Valuation allowance	(181,390)	(175,426)
Net deferred tax assets (liabilities)	$—	$—

16. Restructuring

In both 2024 and 2025, the Company implemented changes to focus its efforts on advancing the clinical development of imdusiran and AB-101 by ceasing all discovery efforts, implementing workforce reductions, and halting preparations for a potential IM-PROVE III clinical trial. In 2025, the decision was made to exit the Company’s corporate headquarters in Warminster, Pennsylvania and to discontinue in-house scientific research. The restructuring has resulted in a total workforce after reductions of 19 employees.

Significant components of the Company’s restructuring charges are shown below:

	Year ended December 31,
	2025	2024
	(in thousands)
Severance and continuing benefits	$6,331	$2,857
Non-cash stock compensation modification expense	2,483	—
Non-cash impairment of leasehold improvements and laboratory equipment	2,811	167
Non-cash impairment of lease right-of-use asset	948	—
Accrual of lease-related operating expenses	364	—
Contract close-out costs	—	696
Total restructuring charges	$12,939	$3,720

17. Related Party Transaction

On August 5, 2025, the Company entered into an agreement with Keith Manchester, M.D. for consulting services regarding the Company’s development strategy and its hepatitis B programs. Dr. Manchester served as a member of the Board until February 24, 2025 and is considered a related person due to his service on the Board during the fiscal year ended December 31, 2025. In connection with this agreement, the Company granted an option to purchase 400,000 common shares to Dr. Manchester, with 5/48ths vesting immediately and the remainder vesting monthly. Vesting of all unvested shares may be accelerated if certain performance conditions are achieved, at the discretion of the Board.

The grant date fair value of the award was calculated using the Black-Scholes option valuation model, and expense will be recognized over the expected service period. The Company will accelerate recognition of any unrecognized expense if and when it becomes probable that the performance conditions will be satisfied.

18. Subsequent Events

On March 3, 2026, subsequent to the Company’s December 31, 2025 balance sheet date, the Company and Genevant entered into the Moderna Settlement Agreement to resolve the Moderna LNP Litigation.

As part of the Moderna Settlement Agreement, the Company and Genevant will receive an aggregate $950 million Noncontingent Settlement Payment in July 2026. This portion of the settlement is noncreditable and nonrefundable. In addition, the Company and Genevant are entitled to receive an additional Contingent Settlement Payment of up to an aggregate $1.3 billion upon the occurrence of certain events related to the Moderna §1498 Appeal, but which may be subject to repayment. Under the Genevant License, the Company is entitled to receive, after reimbursement of both the Company’s and Genevant’s litigation costs, 20% of the Noncontingent Settlement Payment. As of December 31, 2025, the Company owns approximately 16% of the outstanding common equity of Genevant.

As the settlement was executed after December 31, 2025, no amounts related to the settlement have been reflected in the accompanying consolidated financial statements.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

Our management, including our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)), as of the end of the period covered by this Annual Report on Form 10-K. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer, concluded that, as of December 31, 2025, our disclosure controls and procedures were effective to provide reasonable assurance that (a) the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (b) such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Based on our evaluation under the framework in COSO 2013, our management concluded that our internal control over financial reporting was effective as of December 31, 2025.

Changes in Internal Control over Financial Reporting

There have not been changes in our internal control over financial reporting during the quarter ended December 31, 2025 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

Item 9B. Other Information

Trading Plans

During the three months ended December 31, 2025, none of our directors or officers adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” as such terms are defined under Item 408 of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated herein by reference to our Proxy Statement for the 2026 Annual General Meeting of Shareholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2025.

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

Item 11. Executive Compensation

The information required by this item is incorporated herein by reference to our Proxy Statement for the 2026 Annual General Meeting of Shareholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2025.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated herein by reference to our Proxy Statement for the 2026 Annual General Meeting of Shareholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2025.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated herein by reference to our Proxy Statement for the 2026 Annual General Meeting of Shareholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2025.

Item 14. Principal Accounting Fees and Services

The information required by this item is incorporated herein by reference to our Proxy Statement for the 2026 Annual General Meeting of Shareholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2025.

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

10.3†
Cross-License Agreement by and among Alnylam Pharmaceuticals, Inc., Tekmira Pharmaceuticals Corporation and Protiva Biotherapeutics Inc., dated November 12, 2012 (incorporated herein by reference to Exhibit 4.27 to the Registrant’s Annual Report on Form 20-F for the year ended December 31, 2012, filed with the SEC on March 27, 2013).

10.4†
Stock Purchase Agreement by and among OnCore Biopharma, Inc. and each of the stockholders of Enantigen Therapeutics, Inc., dated as of October 1, 2014 (incorporated herein by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, filed with the SEC on May 6, 2015).

10.5#
Amended 2011 Omnibus Share Compensation Plan (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, filed with the SEC on August 4, 2016).

10.6
Master Contribution And Share Subscription Agreement, by and between the Company, Genevant Sciences Ltd. and Roivant Sciences LTD. (incorporated herein by reference Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, filed with the SEC on May 4, 2018).

10.7#
Executive Employment Agreement, dated June 11, 2018, by and between the Company and David Hastings (incorporated herein by reference to Exhibit 10.52 of the Registrant’s Annual Report on Form 10-K for the year end December 31, 2018, filed with the SEC on March 7, 2019).

10.8#
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

10.9#
Separation Agreement and General Release, dated effective April 2, 2025, by and between Arbutus Biopharma, Inc. and David Hastings (incorporated herein by reference to Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, filed with the SEC on May 14, 2025).

10.10#
Separation Agreement and General Release, dated effective March 25, 2025, by and between Arbutus Biopharma, Inc. and Michael J. McElhaugh (incorporated herein by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, filed with the SEC on May 14, 2025).

10.11†
Purchase and Sale Agreement, dated July 2, 2019, by and between the Company and OCM IP Healthcare Portfolio LP (incorporated herein by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, filed with the SEC on August 5, 2019).

10.12#	Arbutus Biopharma Corporation 2020 Employee Stock Purchase Plan (incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed with the SEC on June 1, 2020).

10.13#
Form of Arbutus Biopharma Corporation Option Agreement (incorporated herein by reference to Exhibit 10.8 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, filed with the SEC on August 5, 2019).

10.14†
Cross License Agreement, dated April 11, 2018, by and between the Company and Genevant Sciences Ltd. (incorporated herein by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, filed with the SEC on August 7, 2020).

10.15†
First Amendment to Cross License Agreement, dated June 27, 2018, by and among the Company, Genevant Sciences Ltd and Genevant Sciences GmbH. (incorporated herein by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, filed with the SEC on August 7, 2020).

10.16†
Second Amendment to Cross License Agreement, dated June 27, 2018, by and among the Company, Genevant Sciences Ltd. and Genevant Sciences GmbH. (incorporated herein by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, filed with the SEC on August 7, 2020).

10.17†
Third Amendment to Cross License Agreement, dated December 9, 2021, by and between the Company and Genevant Sciences GmbH (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on December 10, 2021).

10.18#
Form of Arbutus Biopharma Corporation Restricted Stock Unit Agreement. (incorporated herein by reference to Exhibit 10.41 of the Registrant’s Annual Report on Form 10-K for the year end December 31, 2022, filed with the SEC on March 2, 2023).

10.19#
Arbutus Biopharma Corporation 2016 Omnibus Share and Incentive Plan, as supplemented and amended (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on May 28, 2024).

10.20#+
Executive Employment Agreement, dated February 25, 2025, by and between Arbutus Biopharma, Inc. and Lindsay Androski (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, filed with the SEC on May 14, 2025).

10.21
Agreement, dated March 2, 2025, by and between the Company and Genevant Sciences GmbH (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on March 3, 2025).

10.22#+
Executive Employment Agreement, dated March 25, 2025, by and between Arbutus Biopharma, Inc. and Tuan Nguyen (incorporated herein by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, filed with the SEC on May 14, 2025).

10.23**†+	Settlement Agreement, dated March 3, 2026, by and among Arbutus Biopharma Corporation, Genevant Sciences GmbH, Genevant Sciences Ltd., Moderna, Inc. and ModernaTX, Inc.

19**	Insider Trading Policy.

21.1**	List of Subsidiaries.

23.1**	Consent of Ernst and Young LLP, an Independent Registered Public Accounting Firm.

31.1**	Certification of President and Chief Executive Officer pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of Chief Financial Officer pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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
#    Management Contract or Compensatory Arrangement.
+ Certain exhibits or schedules to this agreement have been omitted in accordance with Item 601(a)(5) of Regulation S-K. A copy of any omitted exhibits or schedules will be furnished supplementally to the SEC upon request.

Financial Statements

 See Index to Consolidated Financial Statements under Item 8 of Part II.

Financial Statement Schedules

 None.

Item 16.     Form 10-K Summary

    None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 23, 2026.

ARBUTUS BIOPHARMA CORPORATION

By:	/s/ Lindsay Androski
Lindsay Androski
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 23, 2026.

Signatures	Capacity in Which Signed

/s/ Lindsay Androski	President, Chief Executive Officer and Director (Chairperson)
Lindsay Androski	(Principal Executive Officer)

/s/ Tuan Nguyen	Chief Financial Officer
Tuan Nguyen	(Principal Financial Officer and Principal Accounting Officer)

/s/ Robert Alan Beardsley	Director
Robert Alan Beardsley

/s/ Joseph Bishop	Director
Joseph Bishop

/s/ Matthew Gline	Director
Matthew Gline

/s/ Dr. Roger Sawhney	Director
Dr. Roger Sawhney