Form 10-Q
period 2026-03-31
Arbutus Biopharma Corp
filed 2026-05-13
CIK 1447028

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
OR
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
Yes  ☐     No ☒
As of May 11, 2026, the registrant had 197,537,710 common shares, without par value, outstanding.

ARBUTUS BIOPHARMA CORPORATION

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

ARBUTUS BIOPHARMA CORPORATION
Condensed Consolidated Balance Sheets
(Unaudited)
(In thousands of U.S. Dollars, except share amounts)

	March 31, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$23,706	$18,008
Investments in marketable securities, current	71,520	73,463
Accounts receivable	1,312	1,447
License receivable from Genevant	178,741	—
Prepaid expenses and other current assets	1,732	1,538
Total current assets	277,011	94,456
Property and equipment, net of accumulated depreciation and impairment of $224 (December 31, 2025: $213)	22	32
Other non-current assets	131	130
Total assets	$277,164	$94,618
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued liabilities	$4,474	$5,459
Lease liability, current	631	547
Total current liabilities	5,105	6,006
Liability related to sale of future royalties	3,278	3,442
Contingent consideration	8,604	8,395
Lease liability, non-current	—	199
Total liabilities	16,987	18,042
Stockholders’ equity
Common shares
Authorized: Unlimited number without par value
Issued and outstanding: 196,947,757 (December 31, 2025: 192,531,225)	1,444,494	1,421,429
Additional paid-in capital	74,256	83,318
Deficit	(1,210,378)	(1,380,073)
Accumulated other comprehensive loss	(48,195)	(48,098)
Total stockholders’ equity	260,177	76,576
Total liabilities and stockholders’ equity	$277,164	$94,618

See accompanying notes to the condensed consolidated financial statements.

ARBUTUS BIOPHARMA CORPORATION
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(Unaudited)
(In thousands of U.S. Dollars, except share and per share amounts)

	Three Months Ended March 31,
	2026	2025
Revenue
Collaborations and licenses	$204	$1,316
License revenue from Genevant	178,741	—
Non-cash royalty revenue	181	448
Total revenue	179,126	1,764
Operating expenses
Research and development	4,120	8,959
General and administrative	5,889	5,832
Change in fair value of contingent consideration	209	299
Restructuring costs	—	12,373
Total operating expenses	10,218	27,463
Income (loss) from operations	168,908	(25,699)
Other income
Interest income	815	1,197
Interest expense	(17)	(28)
Foreign exchange (loss) gain	(11)	4
Total other income	787	1,173
Net income (loss)	$169,695	$(24,526)
Net income (loss) per common share
Basic	$0.88	$(0.13)
Diluted	$0.87	$(0.13)
Weighted average number of common shares
Basic	193,768,641	190,707,085
Diluted	195,214,067	190,707,085
Comprehensive income (loss)
Unrealized loss on available-for-sale securities	$(97)	$(31)
Comprehensive income (loss)	$169,598	$(24,557)

See accompanying notes to the condensed consolidated financial statements.

ARBUTUS BIOPHARMA CORPORATION
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)
(In thousands of U.S. Dollars, except share amounts)

	Common Shares
	Number of Shares	Share Capital	Additional Paid-In Capital	Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Balance December 31, 2025	192,531,225	$1,421,429	$83,318	$(1,380,073)	$(48,098)	$76,576
Stock-based compensation expense	—	—	1,359	—	—	1,359
Issuance of common shares pursuant to exercise of options	4,149,396	22,262	(9,706)	—	—	12,556
Issuance of common shares pursuant to ESPP	27,203	115	(27)	—	—	88
Issuance of common shares upon vesting of RSUs	239,933	688	(688)	—	—	—
Unrealized loss on available-for-sale securities	—	—	—	—	(97)	(97)
Net income	—	—	—	169,695	—	169,695
Balance March 31, 2026	196,947,757	$1,444,494	$74,256	$(1,210,378)	$(48,195)	$260,177

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

ARBUTUS BIOPHARMA CORPORATION
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands of U.S. Dollars)

	Three Months Ended March 31,
	2026	2025
OPERATING ACTIVITIES
Net income (loss)	$169,695	$(24,526)
Non-cash items:
Depreciation	11	330
Loss on impairment of leasehold improvements and lab equipment	—	2,811
Stock-based compensation expense	1,359	3,564
Change in fair value of contingent consideration	209	299
Non-cash royalty revenue	(181)	(448)
Non-cash interest expense	17	28
Net accretion and amortization of investments in marketable securities	(354)	(718)
Net change in operating items:
Accounts receivable	1,160	1,227
License receivable from Genevant	(178,741)	—
Prepaid expenses and other assets	(195)	413
Accounts payable and accrued liabilities	(985)	4,545
Change in deferred license revenue	—	(812)
Other liabilities	(105)	(104)
Net cash used in operating activities	(8,110)	(13,391)
INVESTING ACTIVITIES
Purchase of investments in marketable securities	(13,800)	(34,716)
Disposition of investments in marketable securities	16,000	46,065
Net cash provided by investing activities	2,199	11,349
FINANCING ACTIVITIES
Issuance of common shares pursuant to exercise of stock options	11,531	2,653
Issuance of common shares pursuant to ESPP	88	131
Net cash provided by financing activities	11,619	2,784
Effect of foreign exchange rate changes on cash and cash equivalents	(10)	4
Increase in cash and cash equivalents	5,698	746
Cash and cash equivalents, beginning of period	18,008	36,330
Cash and cash equivalents, end of period	$23,706	$37,076

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

On March 3, 2026, the Company, along with Genevant Sciences GmbH and, solely for specified purposes, its parent company Genevant Sciences Ltd. (collectively, Genevant), entered into a settlement agreement (the Moderna Settlement Agreement) with Moderna Inc. and ModernaTX, Inc. (together, Moderna) to resolve all patent infringement litigation and patent revocation proceedings involving Moderna and its affiliates pending in the United States and internationally (the Moderna LNP Litigation). Under the terms of the Moderna Settlement Agreement, Moderna will make an aggregate $950.0 million noncontingent lump sum payment (the Noncontingent Settlement Payment) to the Company and Genevant on or before July 8, 2026. In addition, Moderna is obligated to pay the Company and Genevant an additional aggregate contingent lump sum payment of $1.3 billion (the Contingent Settlement Payment) upon a ruling that is favorable to the Company and Genevant in a limited appeal related to 28 U.S.C. §1498 (§1498) that Moderna filed, as allowed under the Moderna Settlement Agreement (the Moderna §1498 Appeal). Under the Company’s license with Genevant, it is entitled to receive, after deduction of litigation costs, 20% of the Noncontingent Settlement Payment. The Company currently expects to receive an estimated $178.7 million of the Noncontingent Settlement Payment, which includes reimbursement of the Company’s litigation costs. In addition, as of March 31, 2026, the Company owned approximately 16% of the outstanding common equity of Genevant.

Liquidity

At March 31, 2026, the Company had an aggregate of $95.2 million in cash, cash equivalents and investments in marketable securities. The Company had no outstanding debt as of March 31, 2026. The Company believes it has sufficient cash resources to fund its operations for at least the next 12 months.

The success of the Company’s operations is dependent on obtaining the necessary regulatory approvals to bring one or more of its product candidates to market and achieve profitability from ongoing operations. The Company’s development activities and the commercialization of its products are dependent on its ability to successfully complete these activities and to obtain adequate financing through a combination of financing activities and operations. It is not possible to predict either the outcome of the Company’s existing or future development programs or the Company’s ability to continue to fund these programs in the future.

2.    Significant accounting policies

Basis of presentation and principles of consolidation

These unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial statements and accordingly, do not include all disclosures required for annual financial statements. These statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the year ended December 31, 2025 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025. These unaudited condensed consolidated financial statements include the accounts of Arbutus Biopharma Corporation and its one wholly-owned subsidiary, Arbutus Biopharma, Inc., and reflect, in the opinion of management, all adjustments and reclassifications necessary to fairly present the Company’s financial position as of March 31, 2026 and December 31, 2025, the Company’s results of operations for the three months ended March 31, 2026 and 2025, and the Company’s cash flows for the three months ended March 31, 2026 and 2025. Such adjustments are of a normal recurring nature. The results of operations for the three months ended March 31, 2026 are not necessarily indicative of the results for the full year. These unaudited condensed consolidated financial statements follow the same significant accounting policies as those described in the notes to the audited consolidated financial statements of the Company for the year ended December 31, 2025, except as described below under the section entitled “Recent Accounting Pronouncements.”

All intercompany balances and transactions have been eliminated.

Net income (loss) per share

Net income (loss) per share is calculated based on the weighted average number of common shares outstanding. Diluted net income (loss) per share is calculated using the treasury stock method and reflects the effect of all potentially dilutive securities (outstanding stock options and restricted stock units). The number of weighted average shares used in the calculation of net income per share for the three months ended March 31, 2026 was as follows:

Three Months Ended March 31, 2026
Weighted average shares:
Basic shares	193,768,641
Potentially dilutive shares from equity-based compensation plans	1,445,426
Diluted shares	195,214,067

Diluted net loss per share does not differ from basic net loss per share for the three months ended March 31, 2025 since the effect of including potential common shares would be anti-dilutive as the Company was in a net loss position. Total antidilutive securities that were excluded from the computation of diluted weighted-average shares outstanding were as follows:

	Three Months Ended March 31,
	2026	2025
Outstanding stock options and restricted stock units	10,367,441	15,572,411

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

Recently adopted accounting standards

In December 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (ASU 2023-09), which improves income tax disclosures by requiring: (1) consistent categories and greater disaggregation of information in the rate reconciliation, and (2) income taxes paid disaggregated by jurisdiction. It also includes certain other amendments to improve the effectiveness of income tax disclosures. The Company adopted ASU 2023-09 for the year ended December 31, 2025 on a prospective basis and included the required enhanced disclosures in its Annual Report on Form 10-K for the year ended December 31, 2025. As the guidance relates to disclosure requirements only, adoption did not have an impact on the Company’s financial statements.

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

To determine the fair value of the contingent consideration (Note 8), the Company uses a probability weighted assessment of the likelihood the milestones would be met and the estimated timing of such payments, and then the potential contingent payments are discounted to their present value using a probability adjusted discount rate that reflects the early stage nature of the development program, the time to complete the program development, and overall biotech indices. The Company determined the fair value of the contingent consideration was $8.6 million as of March 31, 2026 and the increase of $0.2 million from December 31, 2025 has been recorded as a component of total operating expenses in the condensed consolidated statements of operations and comprehensive income (loss) for the three months ended March 31, 2026. The assumptions used in the discounted cash flow model are level 3 inputs as defined above. There were no changes in the assumptions as of March 31, 2026 compared to December 31, 2025. The Company assessed the sensitivity of the fair value measurement to changes in these unobservable inputs, and determined that changes within a reasonable range would not result in a materially different assessment of fair value.

The following tables present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis, and indicates the fair value hierarchy of the valuation techniques used to determine such fair value:

	Level 1	Level 2	Level 3	Total
As of March 31, 2026	(in thousands)
Assets
Cash and cash equivalents	$23,706	$—	$—	$23,706
Investments in marketable securities, current	—	71,520	—	71,520
Total	$23,706	$71,520	$—	$95,226
Liabilities
Contingent consideration	$—	$—	$8,604	$8,604
Total	$—	$—	$8,604	$8,604

	Level 1	Level 2	Level 3	Total
As of December 31, 2025	(in thousands)
Assets
Cash and cash equivalents	$18,008	$—	$—	$18,008
Investments in marketable securities, current	—	73,463	—	73,463
Total	$18,008	$73,463	$—	$91,471
Liabilities
Contingent consideration	$—	$—	$8,395	$8,395
Total	$—	$—	$8,395	$8,395

The following table presents the changes in fair value of the Company’s contingent consideration:

	Liability at beginning of the period	Change in fair value of liability	Liability at end of the period
	(in thousands)
Three Months Ended March 31, 2026	$8,395	$209	$8,604
Three Months Ended March 31, 2025	$10,225	$299	$10,524

See Note 4 for additional information regarding the fair value of the Company’s investments in marketable securities.

4.    Investments in marketable securities

Investments in cash equivalents and marketable securities consisted of the following:

	Amortized Cost	Gross Unrealized Gain(1)	Gross Unrealized Loss(1)	Fair Value
As of March 31, 2026	(in thousands)
Cash equivalents
Money market funds	$14,487	$—	$—	$14,487
Total	$14,487	$—	$—	$14,487
Investments in marketable short-term securities
US treasury bills	33,551	5	(11)	33,545
US government bonds	37,979	8	(12)	37,975
Total	$71,530	$13	$(23)	$71,520

(1) Gross unrealized gain (loss) is pre-tax and is reported in accumulated other comprehensive income (loss).

	Amortized Cost	Gross Unrealized Gain(1)	Gross Unrealized Loss(1)	Fair Value
As of December 31, 2025	(in thousands)
Cash equivalents
Money market funds	$10,218	$—	$—	$10,218
Total	$10,218	$—	$—	$10,218
Investments in marketable short-term securities
US treasury bills	37,411	41	—	37,452
US government bonds	$35,965	$46	$—	$36,011
Total	$73,376	$87	$—	$73,463

(1) Gross unrealized gain (loss) is pre-tax and is reported in accumulated other comprehensive income (loss).

The contractual term to maturity of the $71.5 million of short-term marketable securities held by the Company as of March 31, 2026 is less than one year. As of March 31, 2026, the Company held no long-term marketable securities. As of December 31, 2025, the Company’s $73.5 million of short-term marketable securities had contractual maturities of less than one year, while the Company held no long-term marketable securities.

At March 31, 2026, the Company had 22 available-for-sale investment debt securities in an unrealized loss position without an allowance for credit losses. As of December 31, 2025, there were no available-for-sale investment debt securities in an unrealized loss position without an allowance for credit losses. Unrealized losses on the Company’s investments in debt securities have not been recognized into income as the issuers’ securities are of high credit quality and the decline in fair value is largely due to market conditions and/or changes in interest rates. The Company does not intend to sell and it is more likely than not that the Company will not be required to sell the securities prior to the anticipated recovery of their amortized cost basis. The issuers continue to make timely interest payments on the securities. The fair value is expected to recover as the securities approach maturity.

Accrued interest receivable on investments in marketable securities of $0.4 million and $0.3 million at March 31, 2026 and December 31, 2025, respectively, is included in prepaid expenses and other current assets.

The Company had no realized gains during either of the three months ended March 31, 2026 or 2025.

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

The Company accounts for its interest in Genevant as equity securities without readily determinable fair values. Accordingly, an estimate of the fair value of the securities is based on the original cost less previously recognized equity method losses, less impairments, plus or minus changes resulting from observable price changes in orderly transactions for identical or a similar Genevant securities. As of March 31, 2026, the carrying value of the Company’s investment in Genevant was zero and the Company owned approximately 16% of the outstanding common equity of Genevant.

6.    Accounts payable and accrued liabilities

Accounts payable and accrued liabilities were comprised of the following:

	March 31, 2026	December 31, 2025
	(in thousands)
Trade accounts payable	$1,462	$1,173
Research and development accruals	407	412
Professional fee accruals	1,571	1,075
Payroll accruals	789	2,159
Restructuring liabilities	245	640
Total accounts payable and accrued liabilities	$4,474	$5,459

In March 2025, the Company implemented changes to focus its efforts on advancing the clinical development of imdusiran and AB-101. The decision was made to exit the Company’s corporate headquarters in Warminster, Pennsylvania, implement workforce reductions and discontinue in-house scientific research. The Company recognized $12.9 million of restructuring charges in 2025, of which there was an aggregate of $0.2 million in medical benefit costs and lease expenses accrued as of March 31, 2026.

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

The $30 million in royalties to be paid to OMERS is accounted for as a liability, with the difference between the liability and the gross proceeds received accounted for as a discount. The discount, as well as $1.5 million of transaction costs, will be amortized as interest expense based on the projected balance of the liability as of the beginning of each period. As of March 31, 2026, the Company estimated an effective annual interest rate of approximately 2.0%. Over the course of the Agreement, the actual interest rate will be affected by the amount and timing of royalty revenue recognized and changes in the timing of forecasted royalty revenue. On a quarterly basis, the Company will reassess the expected timing of the royalty revenue, recalculate the amortization and effective interest rate and adjust the accounting prospectively as needed.

The Company recognizes non-cash royalty revenue related to the sales of ONPATTRO during the term of the Agreement. As royalties are remitted to OMERS from Alnylam, the balance of the recognized liability is effectively repaid over the life of the Agreement. From the inception of the royalty sale through March 31, 2026, an aggregate of $26.7 million of royalties have been earned by OMERS. There are a number of factors that could materially affect the amount and timing of royalty payments from Alnylam, none of which are within the Company’s control.

During the three months ended March 31, 2026, the Company recognized non-cash royalty revenue of $0.2 million and related non-cash interest expense of less than $0.1 million. During the three months ended March 31, 2025, the Company recognized non-cash royalty revenue of $0.4 million and related non-cash interest expense of less than $0.1 million.
The table below shows the activity related to the net liability for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025
	(in thousands)
Net liability related to sale of future royalties - beginning balance	$3,442	$4,829
Non-cash royalty revenue	(181)	(448)
Non-cash interest expense	17	28
Net liability related to sale of future royalties - ending balance	$3,278	$4,409

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

The fair value of the contingent consideration was $8.6 million as of March 31, 2026.

9.    Collaborations, contracts and licensing agreements

Collaborations

Qilu Pharmaceutical Co., Ltd.

In December 2021, the Company entered into a technology transfer and license agreement (the Qilu License Agreement) with Qilu Pharmaceutical Co., Ltd. (Qilu), pursuant to which the Company granted Qilu a sublicensable, royalty-bearing license, under certain intellectual property owned by the Company, which was non-exclusive as to development and manufacturing and exclusive with respect to commercialization of imdusiran, including pharmaceutical products that include imdusiran, for the treatment or prevention of HBV in China, Hong Kong, Macau and Taiwan (Greater China and Taiwan).

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

Until the conclusion of the strategic partnership with Qilu, the Company reevaluated the transaction price and the total estimated labor hours expected to be incurred to satisfy the performance obligations and adjusted the deferred revenue at the end of each reporting period, which resulted in changes to the amount of collaboration revenue recognized and deferred revenue. During the three months ended March 31, 2025, the Company recognized $0.8 million of revenue based on labor hours expended by the Company on its Manufacturing Obligations and expense of less than $0.1 million for amortization of costs associated with obtaining the Qilu License Agreement.

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

The Company was responsible for managing this Phase 2a proof-of-concept clinical trial, subject to oversight by a joint development committee comprised of representatives from the Company and Barinthus. The Company and Barinthus retained full rights to their respective product candidates and split all costs associated with the clinical trial. The Company received $0.3 million of refunds and incurred $0.3 million of costs related to the collaboration, net of Barinthus’s 50% share, during the three months ended March 31, 2026 and 2025, respectively, and reflected those amounts in research and development in the condensed consolidated statements of operations and comprehensive income (loss).

Royalty Entitlements

Alnylam Pharmaceuticals, Inc. and Acuitas Therapeutics, Inc.

The Company has two royalty entitlements to Alnylam’s global net sales of ONPATTRO.

In 2012, the Company entered into the LNP License Agreement with Alnylam that entitles Alnylam to develop and commercialize products with the Company’s LNP technology. Alnylam launched ONPATTRO, the first approved application of the Company’s LNP technology, in 2018. Under the terms of this license agreement, the Company is entitled to tiered royalty payments on global net sales of ONPATTRO ranging from 1.00% - 2.33% after offsets, with the highest tier applicable to annual net sales above $500 million. This royalty interest was sold to OMERS, effective as of January 1, 2019, for $20 million in gross proceeds before advisory fees. OMERS will retain this entitlement until it has received $30 million in royalties, at which point 100% of this royalty entitlement on future global net sales of ONPATTRO will revert back to the Company. OMERS has assumed the risk of collecting up to $30 million of future royalty payments from Alnylam, and the Company is not obligated to reimburse OMERS if it fails to collect any such future royalties. If this royalty entitlement reverts to the Company, it has the potential to provide an active royalty stream or to be otherwise monetized again in full or in part. From the inception of the royalty sale through March 31, 2026, an aggregate of $26.7 million of royalties have been earned by OMERS.

The Company also is receiving a second royalty interest of 0.75% to 1.125% on global net sales of ONPATTRO, with 0.75% applying to sales greater than $500 million, originating from a settlement agreement and subsequent license agreement with Acuitas. This royalty entitlement from Acuitas has been retained by the Company and was not part of the royalty entitlement sale to OMERS.

Licensing Agreements

Genevant

As discussed in Note 1, the Company, along with Genevant (a related party), entered into the Moderna Settlement Agreement with Moderna in the first quarter of 2026, whereby Moderna will make an aggregate $950.0 million Noncontingent Settlement Payment to the Company and Genevant on or before July 8, 2026. Under the Company’s license with Genevant, the Company is entitled to receive, after deduction of litigation costs, 20% of the Noncontingent Settlement Payment. During the three months ended March 31, 2026, the Company recognized revenue of $178.7 million based on its estimate of its portion of the Noncontingent Settlement Payment, which includes reimbursement of the Company’s litigation costs. As of March 31, 2026, the Company recorded a corresponding receivable of $178.7 million related to the estimate of its portion of the Noncontingent Settlement Payment, which is included in current assets. The Company had no income tax expense during the three months ended March 31, 2026, as it utilized available net operating loss carryforwards to offset the taxable income generated from recognizing the revenue.

No amounts were recognized related to the Contingent Settlement Payment as of March 31, 2026.

Revenues are summarized in the following table:

	Three Months Ended March 31,
	2026	2025
	(in thousands)
Revenue from collaborations and licenses
Acuitas Therapeutics, Inc.	$204	$504
Qilu Pharmaceutical Co., Ltd.	—	812
License revenue from Genevant	178,741	—
Non-cash royalty revenue
Alnylam Pharmaceuticals, Inc.	181	448
Total revenue	$179,126	$1,764

10.    Shareholders’ equity

Authorized share capital
The Company’s authorized share capital consists of an unlimited number of common shares and preferred shares, without par value, and 1,164,000 Series A participating convertible preferred shares, without par value.
Open Market Sale Agreement

Effective March 26, 2025, the Company terminated its Open Market Sale Agreement with Jefferies LLC (Jefferies) dated December 20, 2018, as amended (the Sale Agreement), under which the Company could issue and sell common shares, from time to time.

The Company did not issue any common shares pursuant to the Sale Agreement during the three months ended March 31, 2026 or 2025.

Stock-based compensation

The table below summarizes information about the Company’s stock-based compensation for the three months ended March 31, 2026 and 2025 and the expense recognized in the condensed consolidated statements of operations:

	Three Months Ended March 31,
	2026	2025
Stock options
Options granted during period	952,400	3,943,722
Weighted average exercise price	$4.39	$3.31
Restricted stock units (RSUs)
Restricted stock units granted during period	371,500	901,900
Grant date fair value	$4.39	$3.29

	Three Months Ended March 31,
	2026	2025
	(in thousands)
Stock compensation expense
Research and development	$416	$555
General and administrative	906	738
Total stock compensation expense	$1,322	$1,293

11.    Segment Reporting

The Company has one reportable segment. The Company’s chief operating decision maker is the Chief Executive Officer and President. The accounting policies of the single segment are the same as those described in the summary of significant accounting policies. The chief operating decision maker assesses performance for the single segment and decides how to allocate resources based on net income (loss) that also is reported on the condensed consolidated statements of operations and comprehensive income (loss) as consolidated net income (loss). The chief operating decision maker uses net income (loss) to monitor budget versus actual results and to evaluate the overall cash burn of the business.

	Three Months Ended March 31,
	2026	2025
	(in thousands)
Revenue	$179,126	$1,764
Less:
Imdusiran clinical development expense	891	2,171
AB-101-001 clinical development expense	526	1,899
Other research and development expense	2,703	4,889
General and administrative expense	5,889	5,832
Restructuring expense	—	12,373
Other segment expense (1)	237	323
Add:
Interest income	815	1,197
Segment net income (loss)	$169,695	$(24,526)
Adjustments and reconciling items	—	—
Consolidated net income (loss)	$169,695	$(24,526)

(1) Other segment expense includes the change in the fair value of contingent consideration, non-cash interest expenses and foreign currency exchange gains and losses.

12.    Restructuring

In March 2025, the Company implemented changes to focus its efforts on advancing the clinical development of imdusiran and AB-101. The decision was made to exit the Company’s corporate headquarters in Warminster, Pennsylvania, implement workforce reductions and discontinue in-house scientific research. The restructuring had resulted in a total workforce after reductions of 18 employees as of March 31, 2026.

As of March 31, 2026, there was less than $0.1 million of accrued restructuring costs for medical benefits and a $0.2 million accrual of lease-related operating expenses included in accounts payable and accrued liabilities.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following discussion and analysis by our management of our financial position and results of operations in conjunction with our audited consolidated financial statements and related notes thereto included as part of our Annual Report on Form 10-K for the year ended December 31, 2025 and our unaudited condensed consolidated financial statements for the three months ended March 31, 2026. Our consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles and are presented in U.S. dollars.

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
•our beliefs, plans and expectations regarding Moderna’s limited appeal following the settlement of our patent infringement litigation, the noncontingent lump sum payment and the contingent lump sum payment included in our settlement with Moderna, and the expected timing thereof;
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

Forward-looking statements are based upon current expectations and assumptions and are subject to a number of known and unknown risks, uncertainties and other factors that could cause actual results to differ materially and adversely from those expressed or implied by such statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2025 (the Form 10-K), and in particular the risks and uncertainties discussed under “Item 1A-Risk Factors” of this Form 10-Q and the Form 10-K. As a result, you should not place undue reliance on forward-looking statements.

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

On March 3, 2026, we, along with Genevant Sciences GmbH and, solely for specified purposes, its parent company Genevant Sciences Ltd. (collectively, Genevant, a related party), entered into a settlement agreement (the Moderna Settlement Agreement) with Moderna Inc. and ModernaTX, Inc. (together, Moderna) to resolve all patent infringement litigation and patent revocation proceedings involving Moderna and its affiliates pending in the United States and internationally (the Moderna LNP Litigation). Under the terms of the Moderna Settlement Agreement, Moderna will make an aggregate $950.0 million noncontingent lump sum payment (the Noncontingent Settlement Payment) to us and Genevant on or before July 8, 2026. In addition, Moderna is obligated to pay us and Genevant an additional aggregate contingent lump sum payment of $1.3 billion (the Contingent Settlement Payment) upon a ruling that is favorable to us and Genevant in a limited appeal related to 28 U.S.C. §1498 (§1498) that Moderna filed, as allowed under the Moderna Settlement Agreement (the Moderna §1498 Appeal). Under our license with Genevant, we are entitled to receive, after deduction of litigation costs, 20% of the Noncontingent Settlement Payment. We currently expect to receive an estimated $178.7 million of the Noncontingent Settlement Payment, which includes reimbursement of our litigation costs. In addition, as of March 31, 2026, we owned approximately 16% of the outstanding common equity of Genevant. We are currently evaluating a return of capital to our shareholders in the third quarter of calendar year 2026, following the receipt of our portion of the Noncontingent Settlement Payment.

In April 2026, the U.S. Food and Drug Administration (FDA) granted Fast Track designation for imdusiran for the treatment of cHBV. The FDA’s Fast Track program is designed to facilitate the development and expedite the review of investigational therapies to treat serious conditions with unmet medical need.

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

In April 2026, the FDA granted Fast Track designation for imdusiran for the treatment of cHBV. The FDA’s Fast Track program is designed to facilitate the development and expedite the review of investigational therapies to treat serious conditions where the investigational therapy demonstrates the potential to address unmet medical need. A drug granted Fast Track designation may be eligible for several benefits, including earlier and more frequent meetings and communications with the FDA and the potential for rolling review of its application. If relevant criteria are met, investigational therapies that receive Fast Track designation may also qualify for Accelerated Approval or Priority Review of a Biologics License Application or New Drug Application.

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

Imdusiran Treatment Without Immunotherapeutic

In our single and multiple ascending dose Phase 1b clinical trial for imdusiran, we enrolled HBeAg negative and positive patients, as well as HBV DNA positive patients not on NA therapy. Across all arms, which included doses up to 180mg, 71% (44/62) of patients achieved HBsAg levels below 100 IU/mL, including 5% (3/62) of patients who achieved HBsAg seroclearance. Additionally, 56% (5/9) of patients who elected to discontinue NA therapy remained off NA therapy for at least three years after discontinuation. Furthermore, all patients in all imdusiran clinical trials showed significant early decreases in HBsAg levels, often observed after the first or second dose of imdusiran. In Group B of IM-PROVE II, after just 24 weeks of imdusiran dosing at just 60mg with only background NA therapy and no other combination agent, 37% (7/19) of patients were able to remain off NA therapy for at least 48 weeks after discontinuing NA therapy, including one patient who achieved HBsAg seroclearance. Based on the effect imdusiran alone appears to have on reducing HBsAg levels and suppressing HBV DNA and HBV RNA replication, we are also evaluating imdusiran as a treatment without any immunotherapeutic.

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

Other Collaborations, Royalty Entitlements and Intellectual Property Litigation

Collaboration with Qilu Pharmaceutical Co., Ltd. (Qilu)

In December 2021, we entered into a technology transfer and license agreement (the Qilu License Agreement) with Qilu, pursuant to which we granted Qilu a sublicensable, royalty-bearing license, under certain intellectual property owned by us, which was non-exclusive as to development and manufacturing and exclusive with respect to commercialization of imdusiran, including pharmaceutical products that include imdusiran, for the treatment or prevention of HBV in China, Hong Kong, Macau and Taiwan (Greater China and Taiwan).

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

Qilu was responsible for all costs related to developing, obtaining regulatory approval for, and commercializing imdusiran for the treatment or prevention of HBV in Greater China and Taiwan. Qilu was required to use commercially reasonable efforts to develop, seek regulatory approval for, and commercialize at least one imdusiran product candidate in Greater China and Taiwan. A joint development committee was established between us and Qilu to coordinate and review the development, manufacturing and commercialization plans. Both parties also entered into a supply agreement and related quality agreement pursuant to which we would manufacture and supply Qilu with all quantities of imdusiran necessary for Qilu to develop and commercialize in Greater China and Taiwan until we had completed manufacturing technology transfer to Qilu and Qilu had received all approvals required for it or its designated contract manufacturing organization to manufacture imdusiran in Greater China and Taiwan.

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

Alnylam’s ONPATTRO, which represents the first approved application of our LNP technology, was approved by the FDA and the European Medicines Agency (EMA) during the third quarter of 2018 and was launched by Alnylam immediately upon approval in the United States. Under the terms of this license agreement, we are entitled to tiered royalty payments on global net sales of ONPATTRO ranging from 1.00% - 2.33% after offsets, with the highest tier applicable to annual net sales above $500 million. This royalty interest was sold to the Ontario Municipal Employees Retirement System (OMERS), effective as of January 1, 2019, for $20 million in gross proceeds before advisory fees. OMERS will retain this entitlement until it has received $30 million in royalties, at which point 100% of this royalty entitlement on future global net sales of ONPATTRO will revert to us. OMERS has assumed the risk of collecting up to $30 million of future royalty payments from Alnylam and we are not obligated to reimburse OMERS if it fails to collect any such future royalties. If this royalty entitlement reverts to us, it has the potential to provide an active royalty stream or to be otherwise monetized again in full or in part. From the inception of the royalty sale through March 31, 2026, an aggregate of $26.7 million of royalties have been earned by OMERS.

We also are receiving a second royalty interest ranging from 0.75% to 1.125% on global net sales of ONPATTRO, with 0.75% applying to sales greater than $500 million, originating from a settlement agreement and subsequent license agreement with Acuitas. This royalty entitlement from Acuitas has been retained by us and was not part of the royalty entitlement sale to OMERS.

In 2025, Alnylam began using our proprietary LNP technology in a product candidate to treat hepatocellular carcinoma (HCC), underscoring the important role our LNP technology plays in the delivery of nucleic acids to the body.

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

As of March 31, 2026, we owned approximately 16% of the outstanding common equity of Genevant and the carrying value of our investment in Genevant was zero. Our entitlement to receive future royalties or sublicensing revenue from Genevant was not impacted by the recapitalization.

Under the terms of the Moderna Settlement Agreement, Moderna will make an aggregate $950.0 million Noncontingent Settlement Payment to us and Genevant on or before July 8, 2026. In addition, Moderna is obligated to make an additional Contingent Settlement Payment of up to an aggregate $1.3 billion to us and Genevant upon the occurrence of certain events related to the Moderna §1498 Appeal, but which may be subject to repayment. Under the Genevant License, we are entitled to receive, after deduction of litigation costs, 20% of the Noncontingent Settlement Payment, exclusive of our ownership of approximately 16% of the outstanding common equity of Genevant. We currently expect to receive an estimated $178.7 million of the Noncontingent Settlement Payment, which includes reimbursement of our litigation costs.

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

On March 3, 2026, we and Genevant entered into the Moderna Settlement Agreement with Moderna to resolve the Moderna LNP Litigation. Pursuant to the Moderna Settlement Agreement, all parties filed stipulated judgments and stipulations of dismissal for the respective courts or tribunals to enter judgment, dismiss with prejudice or withdraw (as the case may be) all claims in the Moderna LNP Litigation, except that Moderna was allowed to file the Moderna §1498 Appeal. The Moderna §1498 Appeal is an appeal of the consent judgment entered in the District Court solely with respect to whether §1498 bars our and Genevant’s claims for direct infringement and indirect infringement against Moderna for vaccine doses that were sold to the United States Government under a particular contract and characterized by the District Court as “vaccines that did not go directly to United States Government employees.”

Under the terms of the Moderna Settlement Agreement, Moderna will make an aggregate $950.0 million Noncontingent Settlement Payment to us and Genevant on or before July 8, 2026.

In addition, as described in more detail in, and subject to the terms of, the Moderna Settlement Agreement, Moderna will make an additional Contingent Settlement Payment of an aggregate $1.3 billion to us and Genevant (i) if the Court of Appeals for the Federal Circuit (whether by the initial panel, upon panel rehearing or en banc) affirms, or if there is a final non-appealable judgment that affirms, the rejection of Moderna’s affirmative defense pursuant to §1498 by the District Court in its entirety or otherwise holds that §1498 does not bar our and Genevant’s claim against Moderna as to either or both of direct infringement and indirect infringement with respect to all of the doses subject to the Moderna §1498 Appeal, or (ii) upon a voluntary dismissal of the Moderna §1498 Appeal (any of the foregoing (clause (i) or (ii) above), an Arbutus/Genevant §1498 Victory). If an appellate ruling were to hold that §1498 bars our and Genevant’s infringement claims as to some, but not all, of the doses subject to the Moderna §1498 Appeal, the Moderna Settlement Agreement provides that Moderna will pay us and Genevant a prorated amount of the Contingent Settlement Payment, calculated based on the number of doses for which §1498 bars our and Genevant’s infringement claims as clearly articulated by the Federal Circuit or, if not clearly articulated by the Federal Circuit, as mutually agreed by the parties or determined in an accelerated binding arbitration process.

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

Moderna and Merck European Oppositions

On April 5, 2018, Moderna and Merck, Sharp & Dohme Corporation (together with its successors and affiliates, Merck) filed Notices of Opposition to our European patent EP 2279254 (the ’254 Patent) with the European Patent Office (EPO), requesting that the ’254 Patent be revoked in its entirety for all contracting states. From 2018 until 2024, various hearings were held by different divisions of the EPO regarding requests submitted by all parties. Oral proceedings were held in June 2024, and the Opposition Division of the EPO upheld the ’254 Patent but declined our and Genevant’s request to broaden certain claims in the ’254 Patent. Both parties appealed the Opposition Division’s decision, and on January 15, 2026, in a verbal decision, the Board of Appeal of the EPO revoked the ’254 Patent. We are awaiting a written decision from the Board of Appeal of the EPO regarding the revocation. We disagree with the outcome, and upon receipt of the written decision, we plan to file a petition for review by the Enlarged Board of Appeal of the EPO. The revocation was based on an EPO standard of “added matter” that does not apply in the United States. In March 2026, pursuant to the Moderna Settlement Agreement, Moderna withdrew from this revocation proceeding. In May 2026, we entered into an agreement with Merck (the Merck Agreement) where we, among other things, acknowledged that the Moderna Settlement Agreement covered a vaccine being jointly developed by Moderna and Merck and we agreed not to sue Merck regarding such vaccine, in exchange for Merck withdrawing from the revocation proceeding. On May 6, 2026, Merck withdrew from this revocation proceeding. We do not expect the EPO revocation decision to have an impact on the potential outcome, or timing, of our patent infringement litigation pending against Pfizer/BioNTech in the United States.

On April 29, 2025, Moderna filed a revocation action on our European patent EP 4241767 (the ’767 patent) with the EPO, requesting that the patent be revoked in its entirety for all contracting states. In July 2025, Merck, Arrowhouse GmbH and Keltie LLP filed three additional revocation actions against the ’767 patent. Initial briefing has been completed and we are currently awaiting an initial hearing date. In March 2026, pursuant to the Moderna Settlement Agreement, Moderna withdrew from this revocation proceeding. On May 6, 2026, pursuant to the Merck Agreement, Merck withdrew from this revocation proceeding.

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

We believe there have been no significant changes in our critical accounting policies and estimates as discussed in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2025.

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

RESULTS OF OPERATIONS

The following summarizes the results of our operations for the periods shown:

	Three Months Ended March 31,
	2026	2025
	(in thousands)
Total revenue	$179,126	$1,764
Operating expenses	10,218	27,463
Income (loss) from operations	168,908	(25,699)
Other income	787	1,173
Net income (loss)	$169,695	$(24,526)

Revenue

Revenues are summarized in the following tables:

	Three Months Ended March 31,
	2026	% of Total	2025	% of Total
	(in thousands, except percentages)
Revenue from collaborations and licenses
Acuitas Therapeutics, Inc.	$204	—%	$504	29%
Qilu Pharmaceutical Co., Ltd.	—	—%	812	46%
License revenue from Genevant	178,741	100%	—	—%
Non-cash royalty revenue
Alnylam Pharmaceuticals, Inc.	181	—%	448	25%
Total revenue	$179,126	100%	$1,764	100%

Total revenue increased $177.4 million for the three months ended March 31, 2026 compared to the same period in 2025, due primarily to estimated license revenue from Genevant expected in 2026 related to our portion of the Noncontingent Settlement Payment.

Operating expenses

Operating expenses are summarized in the following tables:

	Three Months Ended March 31,
	2026	% of Total	2025	% of Total
	(in thousands, except percentages)
Research and development	$4,120	40%	$8,959	33%
General and administrative	5,889	58%	5,832	21%
Change in fair value of contingent consideration	209	2%	299	1%
Restructuring costs	—	—%	12,373	45%
Total operating expenses	$10,218	100%	$27,463	100%

Research and development

Research and development expenses consist primarily of personnel expenses, fees paid to clinical research organizations and contract manufacturers, consumables and materials, consulting, and other third-party expenses to support our clinical and preclinical activities, as well as a portion of stock-based compensation and general overhead costs.

Research and development expenses decreased $4.8 million for the three months ended March 31, 2026, compared to the same period in 2025. The decrease was due primarily to cost savings from our decisions to reduce our workforce and discontinue in-house scientific research, as well as lower clinical trial costs as studies neared completion.

A significant portion of our research and development expenses are not tracked by project as they benefit multiple projects or our technology platform and because our most-advanced programs are not yet in late-stage clinical development.

General and administrative

General and administrative expenses increased $0.1 million for the three months ended March 31, 2026 as compared to the same period in 2025, due primarily to an increase in litigation-related legal fees driven by the settlement with Moderna, partially offset by cost-cutting efforts by the Company, which drove reductions in employee compensation-related expenses.

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

As of March 31, 2026, there was less than $0.1 million of accrued restructuring costs for medical benefits and a $0.2 million accrual of lease-related operating expenses included in accounts payable and accrued liabilities.

Other income (loss)

The components of our other income (loss) are summarized in the following table:

	Three Months Ended March 31,
	2026	2025
	(in thousands)
Interest income	$815	$1,197
Interest expense	(17)	(28)
Foreign exchange (loss) gain	(11)	4
Total other income	$787	$1,173

Interest income

The decrease in interest income for the three months ended March 31, 2026 compared to the same period in 2025 was due primarily to less interest earned on our cash and investment balances due to a lower average balance and a general decrease in market interest rates.

Interest expense

Interest expense for the three months ended March 31, 2026 and 2025 consisted primarily of non-cash amortization of discount and issuance costs related to the sale of a portion of our ONPATTRO royalty interest to OMERS in July 2019. The decrease is related to the declining balance of the unamortized discount and issuance costs.

LIQUIDITY AND CAPITAL RESOURCES

The following table summarizes our cash flow activities for the periods indicated:

	Three Months Ended March 31,
	2026	2025
	(in thousands)
Net income (loss)	$169,695	$(24,526)
Non-cash items	1,061	5,866
License receivable from Genevant	(178,741)	—
Net change in other operating items	(125)	5,269
Net cash used in operating activities	(8,110)	(13,391)
Net cash provided by investing activities	2,199	11,349
Net cash provided by financing activities	11,619	2,784
Effect of foreign exchange rate changes on cash and cash equivalents	(10)	4
Increase in cash and cash equivalents	5,698	746
Cash and cash equivalents, beginning of period	18,008	36,330
Cash and cash equivalents, end of period	$23,706	$37,076

Since our incorporation, we have financed our operations through sales of equity, debt, revenues from research and development collaborations and licenses with corporate partners, royalty monetization, interest income on funds available for investment, and government contracts, grants and tax credits.

For the three months ended March 31, 2026, $8.1 million of cash was used in operating activities compared to $13.4 million used in operating activities for the three months ended March 31, 2025, a decrease of $5.3 million. The decrease was due primarily to our decisions to decrease our workforce and further streamline the organization to focus our efforts on advancing the clinical development of imdusiran and AB-101.

For the three months ended March 31, 2026, net cash provided by investing activities was $2.2 million, resulting primarily from maturities of investments in marketable securities of $16.0 million, partially offset by additional investments in marketable securities of $13.8 million. For the three months ended March 31, 2025, net cash provided by investing activities was $11.3 million, which resulted primarily from maturities of investments in marketable securities of $46.1 million, partially offset by additional investments in marketable securities of $34.7 million.

For the three months ended March 31, 2026, net cash provided by financing activities was $11.6 million, which was primarily related to $11.5 million in proceeds from the issuance of common shares pursuant to the exercise of stock options. For the three months ended March 31, 2025, net cash provided by financing activities was $2.8 million, which included $2.7 million in proceeds from the issuance of common shares pursuant to the exercise of stock options.

Sources of Liquidity

As of March 31, 2026, we had cash, cash equivalents and investments in marketable securities of $95.2 million. We had no outstanding debt as of March 31, 2026.

Royalty Entitlements

We have a royalty entitlement on ONPATTRO, a drug developed by Alnylam that incorporates our LNP technology and was approved by the FDA and the EMA during the third quarter of 2018 and was launched by Alnylam immediately upon approval in the United States. In July 2019, we sold a portion of this royalty interest to OMERS, effective as of January 1, 2019, for $20 million in gross proceeds before advisory fees. OMERS will retain this entitlement until it has received $30 million in royalties, at which point 100% of such royalty interest on future global net sales of ONPATTRO will revert to us. OMERS has assumed the risk of collecting up to $30 million of future royalty payments from Alnylam and we are not obligated to reimburse OMERS if it fails to collect any such future royalties. From the inception of the royalty sale through March 31, 2026, we have recorded an aggregate of $26.7 million of non-cash royalty revenue for royalties earned by OMERS. If this royalty entitlement reverts to us, it has the potential to provide an active royalty stream or to be otherwise monetized again in full or in part. In addition to the royalty from the Alnylam LNP license agreement, we are also receiving a second, lower royalty interest on global net sales of ONPATTRO originating from a settlement agreement and subsequent license agreement with Acuitas. The royalty from Acuitas has been retained by us and was not part of the royalty sale to OMERS. In addition, we are entitled to receive payments upon the achievement of contractual milestones related to Alnylam’s use of our proprietary LNP technology in other product candidates.

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

Cash requirements

With the organizational changes announced during the first quarter of 2025, and our ongoing cost management efforts, we expect to maintain our reduced net cash burn in 2026. In the future, substantial additional funds would be required to continue with the active development of our pipeline products and technologies. In particular, our funding needs may vary depending on a number of factors including:

•costs associated with prosecuting and enforcing our patent claims and other intellectual property rights, including our ongoing patent infringement matter against Pfizer/BioNTech, the Moderna §1498 Appeal, and our lawsuit against the United States;
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

ITEM 4.      CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2026. The term “disclosure controls and procedures”, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure, particularly during the period in which this Quarterly Report on Form 10-Q was being prepared. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their desired objectives, and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2026, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a–15(f) and 15d–15(f) under the Exchange Act) during the three months ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On March 3, 2026, we and Genevant entered into the Moderna Settlement Agreement with Moderna to resolve the Moderna LNP Litigation. Pursuant to the Moderna Settlement Agreement, all parties filed stipulated judgments and stipulations of dismissal for the respective courts or tribunals to enter judgment, dismiss with prejudice or withdraw (as the case may be) all claims in the Moderna LNP Litigation, except that Moderna was allowed to file the Moderna §1498 Appeal. The Moderna §1498 Appeal is an appeal of the consent judgment entered in the District Court solely with respect to whether §1498 bars our and Genevant’s claims for direct infringement and indirect infringement against Moderna for vaccine doses that were sold to the United States Government under a particular contract and characterized by the District Court as “vaccines that did not go directly to United States Government employees.”

Under the terms of the Moderna Settlement Agreement, Moderna will make an aggregate $950.0 million Noncontingent Settlement Payment to us and Genevant on or before July 8, 2026.

In addition, as described in more detail in, and subject to the terms of, the Moderna Settlement Agreement, Moderna will make an additional Contingent Settlement Payment of an aggregate $1.3 billion to us and Genevant (i) if the Court of Appeals for the Federal Circuit (whether by the initial panel, upon panel rehearing or en banc) affirms, or if there is a final non-appealable judgment that affirms, the rejection of Moderna’s affirmative defense pursuant to §1498 by the District Court in its entirety or otherwise holds that §1498 does not bar our and Genevant’s claim against Moderna as to either or both of direct infringement and indirect infringement with respect to all of the doses subject to the Moderna §1498 Appeal, or (ii) upon a voluntary dismissal of the Moderna §1498 Appeal (any of the foregoing (clause (i) or (ii) above), an Arbutus/Genevant §1498 Victory). If an appellate ruling were to hold that §1498 bars our and Genevant’s infringement claims as to some, but not all, of the doses subject to the Moderna §1498 Appeal, the Moderna Settlement Agreement provides that Moderna will pay us and Genevant a prorated amount of the Contingent Settlement Payment, calculated based on the number of doses for which §1498 bars our and Genevant’s infringement claims as clearly articulated by the Federal Circuit or, if not clearly articulated by the Federal Circuit, as mutually agreed by the parties or determined in an accelerated binding arbitration process.

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

Moderna and Merck European Oppositions

On April 5, 2018, Moderna and Merck, Sharp & Dohme Corporation (together with its successors and affiliates, Merck) filed Notices of Opposition to our European patent EP 2279254 (the ’254 Patent) with the European Patent Office (EPO), requesting that the ’254 Patent be revoked in its entirety for all contracting states. From 2018 until 2024, various hearings were held by different divisions of the EPO regarding requests submitted by all parties. Oral proceedings were held in June 2024, and the Opposition Division of the EPO upheld the ’254 Patent but declined our and Genevant’s request to broaden certain claims in the ’254 Patent. Both parties appealed the Opposition Division’s decision, and on January 15, 2026, in a verbal decision, the Board of Appeal of the EPO revoked the ’254 Patent. We are awaiting a written decision from the Board of Appeal of the EPO regarding the revocation. We disagree with the outcome, and upon receipt of the written decision, we plan to file a petition for review by the Enlarged Board of Appeal of the EPO. The revocation was based on an EPO standard of “added matter” that does not apply in the United States. In March 2026, pursuant to the Moderna Settlement Agreement, Moderna withdrew from this revocation proceeding. In May 2026, we entered into an agreement with Merck (the Merck Agreement) where we, among other things, acknowledged that the Moderna Settlement Agreement covered a vaccine being jointly developed by Moderna and Merck and we agreed not to sue Merck regarding such vaccine, in exchange for Merck withdrawing from the revocation proceeding. On May 6, 2026, Merck withdrew from this revocation proceeding. We do not expect the EPO revocation decision to have an impact on the potential outcome, or timing, of our patent infringement litigation pending against Pfizer/BioNTech in the United States.

On April 29, 2025, Moderna filed a revocation action on our European patent EP 4241767 (the ’767 patent) with the EPO, requesting that the patent be revoked in its entirety for all contracting states. In July 2025, Merck, Arrowhouse GmbH and Keltie LLP filed three additional revocation actions against the ’767 patent. Initial briefing has been completed and we are currently awaiting an initial hearing date. In March 2026, pursuant to the Moderna Settlement Agreement, Moderna withdrew from this revocation proceeding. On May 6, 2026, pursuant to the Merck Agreement, Merck withdrew from this revocation proceeding.

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

ITEM 1A.    RISK FACTORS

There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025.

ITEM 2.       UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.       DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.       MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.       OTHER INFORMATION

Trading Plans

During the three months ended March 31, 2026, none of our directors or officers adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” as such terms are defined under Item 408 of Regulation S-K.

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

10.1†+
Settlement Agreement, dated March 3, 2026, by and among Arbutus Biopharma Corporation, Genevant Sciences GmbH, Genevant Sciences Ltd., Moderna, Inc. and ModernaTX, Inc. (incorporated herein by reference to Exhibit 10.23 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on March 23, 2026).

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from Arbutus Biopharma Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, formatted in inline XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations; (iii) Condensed Consolidated Statements of Comprehensive Income (Loss); (iv) Condensed Consolidated Statements of Stockholders’ Equity; (v) Condensed Consolidated Statements of Cash Flows; and (vi) Notes to Condensed Consolidated Financial Statements.

104	Cover page interactive data file (embedded within the inline XBRL document and included in Exhibit 101).

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

SIGNATURES
   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 13, 2026.

ARBUTUS BIOPHARMA CORPORATION

By:	/s/ Lindsay Androski
Lindsay Androski
President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Tuan Nguyen
Tuan Nguyen
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)