Form 10-Q
period 2026-06-30
Arbutus Biopharma Corp
filed 2026-08-12
CIK 1447028

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
OR
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
Yes  ☐     No ☒
As of August 10, 2026, the registrant had 197,847,835 common shares, without par value, outstanding.

ARBUTUS BIOPHARMA CORPORATION

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

ARBUTUS BIOPHARMA CORPORATION
Condensed Consolidated Balance Sheets
(Unaudited)
(In thousands of U.S. Dollars, except share amounts)

	June 30, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$19,171	$18,008
Investments in marketable securities, current	73,454	73,463
Accounts receivable	369	1,447
Receivable from Genevant license	179,373	—
Prepaid expenses and other current assets	1,516	1,538
Total current assets	273,883	94,456
Property and equipment, net of accumulated depreciation and impairment of $235 (December 31, 2025: $213)	10	32
Other non-current assets	132	130
Total assets	$274,025	$94,618
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued liabilities	$2,850	$5,459
Lease liability, current	514	547
Total current liabilities	3,364	6,006
Liability related to sale of future royalties	3,111	3,442
Contingent consideration	8,817	8,395
Lease liability, non-current	—	199
Total liabilities	15,292	18,042
Stockholders’ equity
Common shares
Authorized: Unlimited number without par value
Issued and outstanding: 197,634,118 (December 31, 2025: 192,531,225)	1,448,177	1,421,429
Additional paid-in capital	74,321	83,318
Deficit	(1,215,521)	(1,380,073)
Accumulated other comprehensive loss	(48,244)	(48,098)
Total stockholders’ equity	258,733	76,576
Total liabilities and stockholders’ equity	$274,025	$94,618

See accompanying notes to the condensed consolidated financial statements.

ARBUTUS BIOPHARMA CORPORATION
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(Unaudited)
(In thousands of U.S. Dollars, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue
Collaborations and licenses	$202	$10,213	$406	$11,529
License revenue from Genevant	632	—	179,373	—
Non-cash royalty revenue	180	526	361	974
Total revenue	1,014	10,739	180,140	12,503
Operating expenses
Research and development	2,898	5,498	7,018	14,457
General and administrative	3,867	3,328	9,756	9,160
Change in fair value of contingent consideration	213	260	422	559
Restructuring costs	—	165	—	12,538
Total operating expenses	6,978	9,251	17,196	36,714
(Loss) income from operations	(5,964)	1,488	162,944	(24,211)
Other income
Interest income	842	1,042	1,657	2,239
Interest expense	(18)	(28)	(35)	(56)
Foreign exchange (loss) gain	(3)	21	(14)	25
Total other income	821	1,035	1,608	2,208
Net (loss) income	$(5,143)	$2,523	$164,552	$(22,003)
Net (loss) income per common share
Basic	$(0.03)	$0.01	$0.84	$(0.12)
Diluted	$(0.03)	$0.01	$0.84	$(0.12)
Weighted average number of common shares
Basic	197,470,724	191,551,282	195,626,117	191,130,631
Diluted	197,470,724	192,399,733	196,847,687	191,130,631
Comprehensive (loss) income
Unrealized loss on available-for-sale securities	$(49)	$(21)	$(146)	$(52)
Comprehensive (loss) income	$(5,192)	$2,502	$164,406	$(22,055)

See accompanying notes to the condensed consolidated financial statements.

ARBUTUS BIOPHARMA CORPORATION
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)
(In thousands of U.S. Dollars, except share amounts)

	Common Shares
	Number of Shares	Share Capital	Additional Paid-In Capital	Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Balance December 31, 2025	192,531,225	$1,421,429	$83,318	$(1,380,073)	$(48,098)	$76,576
Stock-based compensation expense	—	—	1,359	—	—	1,359
Issuance of common shares pursuant to exercise of options	4,149,396	22,262	(9,706)	—	—	12,556
Issuance of common shares pursuant to ESPP	27,203	115	(27)	—	—	88
Issuance of common shares upon vesting of RSUs	239,933	688	(688)	—	—	—
Unrealized loss on available-for-sale securities	—	—	—	—	(97)	(97)
Net income	—	—	—	169,695	—	169,695
Balance March 31, 2026	196,947,757	$1,444,494	$74,256	$(1,210,378)	$(48,195)	$260,177
Stock-based compensation expense	—	—	1,625	—	—	1,625
Issuance of common shares pursuant to exercise of options	686,361	3,683	(1,560)	—	—	2,123
Unrealized loss on available-for-sale securities	—	—	—	—	(49)	(49)
Net loss	—	—	—	(5,143)	—	(5,143)
Balance June 30, 2026	197,634,118	$1,448,177	$74,321	$(1,215,521)	$(48,244)	$258,733

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

ARBUTUS BIOPHARMA CORPORATION
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands of U.S. Dollars)

	Six Months Ended June 30,
	2026	2025
OPERATING ACTIVITIES
Net income (loss)	$164,552	$(22,003)
Non-cash items:
Depreciation	22	341
Loss on impairment of leasehold improvements and lab equipment	—	2,811
Stock-based compensation expense	2,984	4,428
Change in fair value of contingent consideration	422	559
Non-cash royalty revenue	(361)	(974)
Non-cash interest expense	30	55
Net accretion and amortization of investments in marketable securities	(675)	(1,386)
Net change in operating items:
Accounts receivable	1,078	1,384
Receivable from Genevant license	(179,373)	—
Prepaid expenses and other assets	20	(640)
Accounts payable and accrued liabilities	(2,609)	(3,056)
Change in deferred license revenue	—	(10,434)
Other liabilities	(218)	(225)
Net cash used in operating activities	(14,128)	(29,140)
INVESTING ACTIVITIES
Purchase of investments in marketable securities	(37,462)	(63,214)
Proceeds from sale of property and equipment	—	9
Disposition of investments in marketable securities	38,000	90,165
Net cash provided by investing activities	538	26,960
FINANCING ACTIVITIES
Issuance of common shares pursuant to exercise of stock options	14,679	3,106
Issuance of common shares pursuant to ESPP	88	131
Net cash provided by financing activities	14,767	3,237
Effect of foreign exchange rate changes on cash and cash equivalents	(14)	25
Increase in cash and cash equivalents	1,163	1,082
Cash and cash equivalents, beginning of period	18,008	36,330
Cash and cash equivalents, end of period	$19,171	$37,412

See accompanying notes to the condensed consolidated financial statements.

ARBUTUS BIOPHARMA CORPORATION

Notes to Condensed Consolidated Financial Statements
(Tabular amounts in thousands of U.S. Dollars, except share and per share amounts)

1.    Nature of business and future operations

Description of the Business

Arbutus Biopharma Corporation (“Arbutus” or the “Company”) is a clinical-stage biopharmaceutical company focused on infectious disease. The Company is currently developing imdusiran (AB-729), its proprietary, GalNAc-conjugated, subcutaneously-delivered ribonucleic acid interference (RNAi) therapeutic, and AB-101, its proprietary oral PD-L1 inhibitor, for the treatment of chronic hepatitis B (“cHBV”).

The Company continues to protect and defend its intellectual property, which is the subject of its ongoing lawsuits against Pfizer Inc., BioNTech SE, and certain of their affiliates (collectively, “Pfizer/BioNTech”) for their use of the Company’s patented lipid nanoparticle (“LNP”) technology in their COVID-19 messenger ribonucleic acid interference (mRNA)-LNP vaccines and any other products that would infringe the asserted patents. The court issued a claim construction ruling in September 2025, which construed the disputed claim terms in a manner the Company generally considers to be favorable. The parties are awaiting further scheduling in the litigation. In July 2026, the Company, along with its exclusive licensee Genevant Sciences GmbH, filed three international lawsuits seeking to enforce patents protecting the Company’s LNP technology against Pfizer/BioNTech.

On March 3, 2026, the Company, along with Genevant Sciences GmbH and, solely for specified purposes, its parent company Genevant Sciences Ltd. (collectively, “Genevant,” a related party), entered into a settlement agreement (the “Moderna Settlement Agreement”) with Moderna, Inc. and ModernaTX, Inc. (together, “Moderna”) to resolve all patent infringement litigation and patent revocation proceedings involving Moderna and its affiliates pending in the United States and internationally (the “Moderna LNP Litigation”). Under the terms of the Moderna Settlement Agreement, Moderna made an aggregate $950.0 million noncontingent lump sum payment (the “Noncontingent Settlement Payment”) to the Company and Genevant on July 8, 2026. The Company received $178.4 million on July 8, 2026 as its share of the Noncontingent Settlement Payment, which included reimbursement of the Company’s litigation costs. In addition, Moderna is obligated to pay the Company and Genevant an additional aggregate contingent lump sum payment of $1.3 billion (the “Contingent Settlement Payment”) upon a ruling that is favorable to the Company and Genevant in a limited appeal related to 28 U.S.C. §1498 that Moderna filed, as allowed under the Moderna Settlement Agreement. The Company owned approximately 16% of the outstanding common equity of Genevant as of June 30, 2026, and the Company anticipates the payment of a material dividend from Genevant in the third quarter of calendar year 2026.

Liquidity

At June 30, 2026, the Company had an aggregate of $92.6 million in cash, cash equivalents and investments in marketable securities and no outstanding debt. The Company received $178.4 million as its share of the Noncontingent Settlement Payment on July 8, 2026. The Company believes it has sufficient cash resources to fund its operations for at least the next 12 months.

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

2.    Significant accounting policies

Basis of presentation and principles of consolidation

These unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial statements and accordingly, do not include all disclosures required for annual financial statements. These statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the year ended December 31, 2025 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025. These unaudited condensed consolidated financial statements include the accounts of Arbutus Biopharma Corporation and its one wholly-owned subsidiary, Arbutus Biopharma, Inc., and reflect, in the opinion of management, all adjustments and reclassifications necessary to fairly present the Company’s financial position as of June 30, 2026 and December 31, 2025, the Company’s results of operations for the three and six months ended June 30, 2026 and 2025, and the Company’s cash flows for the six months ended June 30, 2026 and 2025. Such adjustments are of a normal recurring nature. The results of operations for the three and six months ended June 30, 2026 are not necessarily indicative of the results for the full year. These unaudited condensed consolidated financial statements follow the same significant accounting policies as those described in the notes to the audited consolidated financial statements of the Company for the year ended December 31, 2025, except as described below under the section entitled “Recent Accounting Pronouncements.”

All intercompany balances and transactions have been eliminated.

Net income (loss) per share

Net income (loss) per share is calculated based on the weighted average number of common shares outstanding. Diluted net income (loss) per share is calculated using the treasury stock method and reflects the effect of all potentially dilutive securities (outstanding stock options and restricted stock units). The number of weighted average shares used in the calculation of net income per share for the three months ended June 30, 2025 and the six months ended June 30, 2026 were as follows:

	Three Months Ended June 30, 2025	Six Months Ended June 30, 2026
Weighted average shares:
Basic shares	191,551,282	195,626,117
Potentially dilutive shares from equity-based compensation plans	848,451	1,221,570
Diluted shares	192,399,733	196,847,687

Diluted net loss per share does not differ from basic net loss per share for the three months ended June 30, 2026 or the six months ended June 30, 2025 since the effect of including potential common shares would be anti-dilutive as the Company was in a net loss position. Total antidilutive securities that were excluded from the computation of diluted weighted-average shares outstanding were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Outstanding stock options and restricted stock units	9,137,410	14,045,207	11,285,502	15,417,620

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

To determine the fair value of the contingent consideration (Note 8), the Company uses a probability weighted assessment of the likelihood the milestones would be met and the estimated timing of such payments, and then the potential contingent payments are discounted to their present value using a probability adjusted discount rate that reflects the early stage nature of the development program, the time to complete the program development, and overall biotech indices. The Company determined the fair value of the contingent consideration was $8.8 million as of June 30, 2026, and the increase of $0.4 million from December 31, 2025 has been recorded as a component of total operating expenses in the condensed consolidated statements of operations and comprehensive income (loss) for the six months ended June 30, 2026. The assumptions used in the discounted cash flow model are level 3 inputs as defined above. There were no changes in the assumptions as of June 30, 2026 compared to December 31, 2025. The Company assessed the sensitivity of the fair value measurement to changes in these unobservable inputs, and determined that changes within a reasonable range would not result in a materially different assessment of fair value.

The following tables present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis, and indicates the fair value hierarchy of the valuation techniques used to determine such fair value:

	Level 1	Level 2	Level 3	Total
As of June 30, 2026	(in thousands)
Assets
Cash and cash equivalents	$19,171	$—	$—	$19,171
Investments in marketable securities, current	—	73,454	—	73,454
Total	$19,171	$73,454	$—	$92,625
Liabilities
Contingent consideration	$—	$—	$8,817	$8,817
Total	$—	$—	$8,817	$8,817

	Level 1	Level 2	Level 3	Total
As of December 31, 2025	(in thousands)
Assets
Cash and cash equivalents	$18,008	$—	$—	$18,008
Investments in marketable securities, current	—	73,463	—	73,463
Total	$18,008	$73,463	$—	$91,471
Liabilities
Contingent consideration	$—	$—	$8,395	$8,395
Total	$—	$—	$8,395	$8,395

The following table presents the changes in fair value of the Company’s contingent consideration:

	Liability at beginning of the period	Change in fair value of liability	Liability at end of the period
	(in thousands)
Six Months Ended June 30, 2026	$8,395	$422	$8,817
Six Months Ended June 30, 2025	$10,225	$559	$10,784

See Note 4 for additional information regarding the fair value of the Company’s investments in marketable securities.

4.    Investments in marketable securities

Investments in cash equivalents and marketable securities consisted of the following:

	Amortized Cost	Gross Unrealized Gain(1)	Gross Unrealized Loss(1)	Fair Value
As of June 30, 2026	(in thousands)
Cash equivalents
Money market funds	$6,914	$—	$—	$6,914
US treasury bills	$1,987	$—	$—	$1,987
Total	$8,901	$—	$—	$8,901
Investments in marketable short-term securities
US treasury bills	37,512	1	(30)	37,483
US government bonds	36,001	—	(30)	35,971
Total	$73,513	$1	$(60)	$73,454

(1) Gross unrealized gain (loss) is pre-tax and is reported in accumulated other comprehensive income (loss).

	Amortized Cost	Gross Unrealized Gain(1)	Gross Unrealized Loss(1)	Fair Value
As of December 31, 2025	(in thousands)
Cash equivalents
Money market funds	$10,218	$—	$—	$10,218
Total	$10,218	$—	$—	$10,218
Investments in marketable short-term securities
US treasury bills	37,411	41	—	37,452
US government bonds	$35,965	$46	$—	$36,011
Total	$73,376	$87	$—	$73,463

(1) Gross unrealized gain (loss) is pre-tax and is reported in accumulated other comprehensive income (loss).

The contractual term to maturity of the $73.5 million of short-term marketable securities held by the Company as of June 30, 2026 is less than one year. As of June 30, 2026, the Company held no long-term marketable securities. As of December 31, 2025, the Company’s $73.5 million of short-term marketable securities had contractual maturities of less than one year, while the Company held no long-term marketable securities.

At June 30, 2026, the Company had 32 available-for-sale investment debt securities in an unrealized loss position without an allowance for credit losses. As of December 31, 2025, there were no available-for-sale investment debt securities in an unrealized loss position without an allowance for credit losses. Unrealized losses on the Company’s investments in debt securities have not been recognized into income as the issuers’ securities are of high credit quality and the decline in fair value is largely due to market conditions and/or changes in interest rates. The Company does not intend to sell and it is more likely than not that the Company will not be required to sell the securities prior to the anticipated recovery of their amortized cost basis. The issuers continue to make timely interest payments on the securities. The fair value is expected to recover as the securities approach maturity.

Accrued interest receivable on investments in marketable securities of $0.4 million and $0.3 million at June 30, 2026 and December 31, 2025, respectively, is included in prepaid expenses and other current assets.

The Company had no realized gains during either of the three and six months ended June 30, 2026 or 2025.

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

The Company accounts for its interest in Genevant as equity securities without readily determinable fair values. Accordingly, an estimate of the fair value of the securities is based on the original cost less previously recognized equity method losses, less impairments, plus or minus changes resulting from observable price changes in orderly transactions for identical or a similar Genevant securities. As of June 30, 2026, the carrying value of the Company’s investment in Genevant was zero and the Company owned approximately 16% of the outstanding common equity of Genevant.

6.    Accounts payable and accrued liabilities

Accounts payable and accrued liabilities were comprised of the following:

	June 30, 2026	December 31, 2025
	(in thousands)
Trade accounts payable	$373	$1,173
Research and development accruals	448	412
Professional fee accruals	735	1,075
Payroll accruals	1,134	2,159
Restructuring liabilities	160	640
Total accounts payable and accrued liabilities	$2,850	$5,459

In March 2025, the Company implemented changes to focus its efforts on advancing the clinical development of imdusiran and AB-101. The decision was made to exit the Company’s corporate headquarters in Warminster, Pennsylvania, implement workforce reductions and discontinue in-house scientific research. The Company recognized $12.9 million of restructuring charges in 2025, of which there was an aggregate of $0.2 million in medical benefit costs and lease expenses accrued as of June 30, 2026.

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

The $30 million in royalties to be paid to OMERS is accounted for as a liability, with the difference between the liability and the gross proceeds received accounted for as a discount. The discount, as well as $1.5 million of transaction costs, will be amortized as interest expense based on the projected balance of the liability as of the beginning of each period. As of June 30, 2026, the Company estimated an effective annual interest rate of approximately 1.5%. Over the course of the Agreement, the actual interest rate will be affected by the amount and timing of royalty revenue recognized and changes in the timing of forecasted royalty revenue. On a quarterly basis, the Company will reassess the expected timing of the royalty revenue, recalculate the amortization and effective interest rate and adjust the accounting prospectively as needed.

The Company recognizes non-cash royalty revenue related to the sales of ONPATTRO during the term of the Agreement. As royalties are remitted to OMERS from Alnylam, the balance of the recognized liability is effectively repaid over the life of the Agreement. From the inception of the royalty sale through June 30, 2026, an aggregate of $26.9 million of royalties have been earned by OMERS. There are a number of factors that could materially affect the amount and timing of royalty payments from Alnylam, none of which are within the Company’s control.

During the six months ended June 30, 2026, the Company recognized non-cash royalty revenue of $0.4 million and related non-cash interest expense of less than $0.1 million. During the six months ended June 30, 2025, the Company recognized non-cash royalty revenue of $1.0 million and related non-cash interest expense of less than $0.1 million.
The table below shows the activity related to the net liability for the six months ended June 30, 2026 and 2025:

	Six Months Ended June 30,
	2026	2025
	(in thousands)
Net liability related to sale of future royalties - beginning balance	$3,442	$4,829
Non-cash royalty revenue	(361)	(974)
Non-cash interest expense	30	55
Net liability related to sale of future royalties - ending balance	$3,111	$3,910

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

The fair value of the contingent consideration was $8.8 million as of June 30, 2026.

9.    Collaborations, contracts and licensing agreements

Collaborations

Qilu Pharmaceutical Co., Ltd.

In December 2021, the Company entered into a technology transfer and license agreement (the “Qilu License Agreement”) with Qilu Pharmaceutical Co., Ltd. (“Qilu”), pursuant to which the Company granted Qilu a sublicensable, royalty-bearing license, under certain intellectual property owned by the Company, which was non-exclusive as to development and manufacturing and exclusive with respect to commercialization of imdusiran, including pharmaceutical products that include imdusiran, for the treatment or prevention of HBV in China, Hong Kong, Macau and Taiwan (“Greater China and Taiwan”).

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

Concurrent with the execution of the Qilu License Agreement, the Company entered into a Share Purchase Agreement (the “Share Purchase Agreement”) with Anchor Life Limited, a company established pursuant to the applicable laws and regulations of Hong Kong and an affiliate of Qilu (the “Investor”), pursuant to which the Investor purchased 3,579,952 of the Company’s common shares at a purchase price of USD $4.19 per share, which was a 15% premium on the thirty-day average closing price of the common shares as of the close of trading on December 10, 2021 (the “Share Transaction”). The Company received $15.0 million of gross proceeds from the Share Transaction on January 6, 2022. The common shares sold to the Investor in the Share Transaction represented approximately 2.5% of the common shares outstanding immediately prior to the execution of the Share Purchase Agreement.

In June 2025, the Company and Qilu mutually agreed to conclude the strategic partnership and terminated the Qilu License Agreement and related agreements, and the Company now once again holds global rights for imdusiran. As no obligations remained under the Qilu License Agreement, the Company recognized the remainder of the $9.6 million of deferred revenue during the three months ended June 30, 2025.

Until the conclusion of the strategic partnership with Qilu, the Company reevaluated the transaction price and the total estimated labor hours expected to be incurred to satisfy the performance obligations and adjusted the deferred revenue at the end of each reporting period, which resulted in changes to the amount of collaboration revenue recognized and deferred revenue. During the six months ended June 30, 2025, the Company recognized $0.5 million of revenue based on labor hours expended by the Company on its Manufacturing Obligations. During the three months ended June 30, 2025, the Company recognized the $0.1 million remaining amortization of costs associated with obtaining the Qilu License Agreement, for a total amortization expense for the six months ended June 30, 2025 of $0.2 million.

Barinthus Biotherapeutics plc

In July 2021, the Company entered into a clinical collaboration agreement with Barinthus Biotherapeutics plc (“Barinthus”), formerly Vaccitech plc, pursuant to which the Company completed IM-PROVE II, a Phase 2a proof-of-concept clinical trial evaluating the safety, antiviral activity and immunogenicity of a combination treatment with Barinthus’ VTP-300, an HBV immunotherapeutic, administered after imdusiran in patients with cHBV infection. This clinical trial was amended to include a treatment arm with the addition of an approved PD-1 monoclonal antibody inhibitor, nivolumab (“Opdivo®”).

The Company was responsible for managing this Phase 2a proof-of-concept clinical trial, subject to oversight by a joint development committee comprised of representatives from the Company and Barinthus. The Company and Barinthus retained full rights to their respective product candidates and split all costs associated with the clinical trial.

The Company incurred $0.1 million of costs and received $0.2 million of refunds related to the collaboration, net of Barinthus’s 50% share, during the three and six months ended June 30, 2026, respectively, and reflected those amounts in research and development in the condensed consolidated statements of operations and comprehensive income (loss). During the three and six months ended June 30, 2025, the Company incurred expenses of $0.3 million and $0.6 million, respectively.

Royalty Entitlements

Alnylam Pharmaceuticals, Inc. and Acuitas Therapeutics, Inc.

The Company has two royalty entitlements to Alnylam’s global net sales of ONPATTRO.

In 2012, the Company entered into the LNP License Agreement with Alnylam that entitles Alnylam to develop and commercialize products with the Company’s LNP technology. Alnylam launched ONPATTRO, the first approved application of the Company’s LNP technology, in 2018. Under the terms of this license agreement, the Company is entitled to tiered royalty payments on global net sales of ONPATTRO ranging from 1.00% - 2.33% after offsets, with the highest tier applicable to annual net sales above $500 million. This royalty interest was sold to OMERS, effective as of January 1, 2019, for $20 million in gross proceeds before advisory fees. OMERS will retain this entitlement until it has received $30 million in royalties, at which point 100% of this royalty entitlement on future global net sales of ONPATTRO will revert back to the Company. OMERS has assumed the risk of collecting up to $30 million of future royalty payments from Alnylam, and the Company is not obligated to reimburse OMERS if it fails to collect any such future royalties. If this royalty entitlement reverts to the Company, it has the potential to provide an active royalty stream or to be otherwise monetized again in full or in part. From the inception of the royalty sale through June 30, 2026, an aggregate of $26.9 million of royalties have been earned by OMERS.

The Company also is receiving a second royalty interest of 0.75% to 1.125% on global net sales of ONPATTRO, with 0.75% applying to sales greater than $500 million, originating from a settlement agreement and subsequent license agreement with Acuitas. This royalty entitlement from Acuitas has been retained by the Company and was not part of the royalty entitlement sale to OMERS.

Licensing Agreements

Genevant

As discussed in Note 1, the Company, along with Genevant (a related party), entered into the Moderna Settlement Agreement with Moderna in the first quarter of 2026, whereby Moderna made an aggregate $950.0 million Noncontingent Settlement Payment to the Company and Genevant on July 8, 2026. The Company received $178.4 million on July 8, 2026 as its share of the Noncontingent Settlement Payment, which included reimbursement of the Company’s litigation costs.

In March 2025, the Company entered into an agreement (the “RSV Agreement”) with Genevant that provided that the Company would be entitled to any award of damages in, or proceeds from the settlement of, certain patent litigation against Moderna that is specifically allocated to infringing acts related to Moderna’s vaccine for respiratory syncytial virus (“mRESVIA”) and that, in the event there is no such specific allocation to mRESVIA, the Company and Genevant would discuss an appropriate allocation in good faith. The Moderna Settlement Agreement did not specifically allocate any settlement proceeds to infringing acts related to mRESVIA. On July 15, 2026, the Company and Genevant entered into a termination agreement (the “RSV Termination Agreement”) to terminate the RSV Agreement. On July 21, 2026, Genevant paid the Company a termination fee of $1.0 million pursuant to the RSV Termination Agreement.

During the six months ended June 30, 2026, the Company recognized revenue of $178.4 million for its portion of the Noncontingent Settlement Payment, which included reimbursement of the Company’s litigation costs, as well as a corresponding receivable, which was included in current assets. The Company had no income tax expense during the three and six months ended June 30, 2026, as it utilized available net operating loss carryforwards to offset the taxable income generated from recognizing the revenue.

As of June 30, 2026, no amounts have been recognized related to the Contingent Settlement Payment.

Revenues are summarized in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in thousands)		(in thousands)
Revenue from collaborations and licenses
Acuitas Therapeutics, Inc.	$202	$591	$406	$1,095
Qilu Pharmaceutical Co., Ltd.	—	9,622	—	10,434
License revenue from Genevant	632	—	179,373	—
Non-cash royalty revenue
Alnylam Pharmaceuticals, Inc.	180	526	361	974
Total revenue	$1,014	$10,739	$180,140	$12,503

10.    Shareholders’ equity

Authorized share capital
The Company’s authorized share capital consists of an unlimited number of common shares and preferred shares, without par value, and 1,164,000 Series A participating convertible preferred shares, without par value.
Open Market Sale Agreement

Effective March 26, 2025, the Company terminated its Open Market Sale Agreement with Jefferies LLC dated December 20, 2018, as amended (the Sale Agreement), under which the Company could issue and sell common shares, from time to time.

The Company did not issue any common shares pursuant to the Sale Agreement during the six months ended June 30, 2026 or 2025.

Stock-based compensation

The table below summarizes information about the Company’s stock-based compensation for the three and six months ended June 30, 2026 and 2025 and the expense recognized in the condensed consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Stock options
Options granted during period	385,800	762,400	1,338,200	4,706,122
Weighted average exercise price	$4.32	$3.34	$4.37	$3.32
Restricted stock units (RSUs)
Restricted stock units granted during period	—	—	371,500	901,900
Grant date fair value	$—	$—	$4.39	$3.29

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in thousands)		(in thousands)
Stock compensation expense
Research and development	$271	$374	$687	$929
General and administrative	1,324	390	2,230	1,128
Total stock compensation expense	$1,595	$764	$2,917	$2,057

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in thousands)
Revenue	$1,014	$10,739	$180,140	$12,503
Less:
Imdusiran clinical development expense	326	1,618	1,217	3,789
AB-101-001 clinical development expense	183	1,738	709	3,637
Other research and development expense	2,389	2,142	5,092	7,031
General and administrative expense	3,867	3,328	9,756	9,160
Restructuring expense	—	165	—	12,538
Other segment expense (1)	234	267	471	590
Add:
Interest income	842	1,042	1,657	2,239
Segment net income (loss)	$(5,143)	$2,523	$164,552	$(22,003)
Adjustments and reconciling items	—	—	—	—
Consolidated net income (loss)	$(5,143)	$2,523	$164,552	$(22,003)

(1) Other segment expense includes the change in the fair value of contingent consideration, non-cash interest expenses and foreign currency exchange gains and losses.

12.    Restructuring

In March 2025, the Company implemented changes to focus its efforts on advancing the clinical development of imdusiran and AB-101. The decision was made to exit the Company’s corporate headquarters in Warminster, Pennsylvania, implement workforce reductions and discontinue in-house scientific research. The restructuring has resulted in a total workforce after reductions of 16 employees as of June 30, 2026.

As of June 30, 2026, there was a $0.2 million accrual for medical benefits and lease-related operating expenses included in accounts payable and accrued liabilities.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following discussion and analysis by our management of our financial position and results of operations in conjunction with our audited consolidated financial statements and related notes thereto included as part of our Annual Report on Form 10-K for the year ended December 31, 2025 and our unaudited condensed consolidated financial statements for the three and six months ended June 30, 2026. Our consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles and are presented in U.S. dollars.

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
•our beliefs, plans and expectations regarding our patent infringement lawsuits against Pfizer/BioNTech, and the expected timing thereof;
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
•our expectations regarding the receipt, timing and amount of any dividend from Genevant;
•the potential for our product candidates to achieve their desired or anticipated outcomes;
•the expected cost, timing and results of our clinical and regulatory development plans and clinical trials, including interactions with regulatory authorities, the incorporation of regulatory feedback into our development programs and clinical collaborations with third parties;
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

We continue to protect and defend our intellectual property, which is the subject of our ongoing lawsuits against Pfizer Inc., BioNTech SE, and certain of their affiliates (collectively, Pfizer/BioNTech) for their use of our patented lipid nanoparticle (LNP) technology in their COVID-19 messenger ribonucleic acid interference (mRNA)-LNP vaccines and any other products that would infringe the asserted patents. The court issued a claim construction ruling in September 2025, which construed the disputed claim terms in a manner we generally consider to be favorable. The parties are awaiting further scheduling in the litigation. In July 2026, we, along with our exclusive licensee Genevant Sciences GmbH, filed three international lawsuits seeking to enforce patents protecting our LNP technology against Pfizer/BioNTech.

On March 3, 2026, we, along with Genevant Sciences GmbH and, solely for specified purposes, its parent company Genevant Sciences Ltd. (collectively, Genevant, a related party), entered into a settlement agreement (the Moderna Settlement Agreement) with Moderna, Inc. and ModernaTX, Inc. (together, Moderna) to resolve all patent infringement litigation and patent revocation proceedings involving Moderna and its affiliates pending in the United States and internationally (the Moderna LNP Litigation). Under the terms of the Moderna Settlement Agreement, Moderna made an aggregate $950.0 million noncontingent lump sum payment (the Noncontingent Settlement Payment) to us and Genevant on July 8, 2026. We received $178.4 million on July 8, 2026 as our share of the Noncontingent Settlement Payment, which included reimbursement of our litigation costs. In addition, Moderna is obligated to pay us and Genevant an additional aggregate contingent lump sum payment of $1.3 billion (the Contingent Settlement Payment) upon a ruling that is favorable to us and Genevant in a limited appeal related to 28 U.S.C. §1498 (§1498) that Moderna filed, as allowed under the Moderna Settlement Agreement (the Moderna §1498 Appeal). The Company owned approximately 16% of the outstanding common equity of Genevant as of June 30, 2026, and the Company anticipates the payment of a material dividend from Genevant in the third quarter of calendar year 2026. We are currently evaluating a return of capital to our shareholders in the third quarter of calendar year 2026.

In April 2026, the U.S. Food and Drug Administration (FDA) granted Fast Track designation for imdusiran for the treatment of cHBV. The FDA’s Fast Track program is designed to facilitate the development and expedite the review of investigational therapies to treat serious conditions with unmet medical need.

In May 2026, we reached alignment with the FDA on the design and safety parameters of a proposed Phase 2b clinical trial evaluating imdusiran for the treatment of cHBV. We intend to incorporate the FDA’s feedback into a final Phase 2b protocol.

Strategy

Our strategy is focused on maximizing opportunities for our cHBV development programs and, through our exclusive license with Genevant, our in-house developed LNP technology.

LNP technology

In February 2022 and April 2023, we filed patent infringement lawsuits in the United States against Moderna and Pfizer/BioNTech, respectively, and in March 2025 and July 2026, we filed international patent infringement lawsuits against Moderna and Pfizer/BioNTech, respectively, seeking compensation for their unlicensed use of our patented technologies in their COVID-19 mRNA-LNP vaccines. It is well established in the scientific literature that the most significant technological hurdle to developing and deploying medicines using mRNA is engineering a safe and effective way to deliver the mRNA to human cells. Scientists at Arbutus and Genevant have spent years developing and refining LNP technology, which has been licensed for various applications to many different third parties. Our and Genevant’s LNP technology relies on microscopic particles built from four carefully selected types of fat-like molecules to shelter and protect nucleic acid molecules, including ribonucleic acid (RNA) molecules like the mRNA utilized in COVID-19 mRNA-LNP vaccines. This technology enables the mRNA to travel through the human body to a target cell and through the target cell’s membrane, where it releases the mRNA. Without this crucial technology, the mRNA would quickly degrade in the body and be ineffective. We continue to protect and defend our intellectual property, which is the subject of our ongoing lawsuits against Pfizer/BioNTech for their use of our patented LNP technology in their COVID-19 mRNA-LNP vaccines and any other products that would infringe the asserted patents.

cHBV programs

Our hepatitis B (HBV) strategy has been to develop a functional cure for patients with cHBV infection with imdusiran as a potential cornerstone in a combination therapy. Development to date has emphasized a combination of compounds that can suppress hepatitis B virus deoxyribonucleic acid (HBV DNA) replication, hepatitis B virus RNA (HBV RNA), and hepatitis B surface antigen (HBsAg) and other viral protein expression, as well as boost patients’ HBV-specific immune response, which together could address the most important elements to achieving a functional cure. Functional cure is defined as sustained HBsAg seroclearance and HBV DNA less than the lower limit of quantification (<LLOQ) after 24 weeks off treatment, with or without anti-hepatitis B surface antibodies (anti-HBs). A functional cure for patients with cHBV could prevent complications of HBV disease progression, decrease HBV burden by minimizing patient stigma and address the need for finite and more efficacious HBV treatments that further improve long-term outcomes and reduce associated healthcare costs. Our current ongoing evaluation of our HBV strategy also includes analysis of imdusiran’s potential to suppress HBV DNA replication and HBV RNA and HBsAg expression, without any immunotherapeutics. We are also continuing to evaluate and refine potential Phase 2b clinical trial designs for imdusiran.

Our HBV product pipeline includes the following:

•Imdusiran (AB-729) is our proprietary, GalNAc-conjugated, subcutaneously-delivered RNAi therapeutic product candidate that suppresses all HBV antigens, including HBsAg, which is thought to be a key prerequisite to enable potentiation of a patient’s immune system to respond to HBV. Over 200 patients with cHBV infection have been dosed with imdusiran in Phase 1 and Phase 2a clinical trials. Clinical data generated thus far has shown imdusiran provides meaningful reductions in HBsAg and other viral proteins, HBV DNA and HBV RNA, and leads to functional cure in some patients, while being generally safe and well-tolerated. Benefits were observed in patients across all evaluated HBV genotypes (A to E). In the Phase 1 and Phase 2a clinical trials, eight patients achieved functional cure, off all treatment, in combination therapy that includes imdusiran, including two patients who did not receive any pegylated interferon alfa-2a (IFN) as part of the combination therapy. An additional 41 patients across our Phase 2a clinical trials were able to remain off nucleos(t)ide analogue (NA) therapy for at least 48 weeks after discontinuing NA therapy during their Phase 2a clinical trials. A total of 47% (49/105) of all Phase 2a patients achieved functional cure or remained off NA therapy after discontinuing NA therapy during their Phase 2a clinical trials. Of the 18 patients who are currently being followed long-term (which includes the eight functionally cured patients described above and 10 patients who discontinued and remained off NA therapy), one patient who discontinued NA therapy achieved functional cure during the long-term follow-up period, and 89% of the 18 patients continue to remain off NA therapy for between 93 and 146 weeks. Two of the original eight functionally cured patients seroreverted during long-term follow-up, but remain virally suppressed and off NA therapy. Furthermore, among an additional 11 patients with available data who discontinued NA therapy during their Phase 2a clinical trials, but were subsequently discontinued early from long-term follow-up, one patient achieved functional cure and two restarted NA therapy. To date, a total of 10 patients have achieved functional cure during our Phase 2a clinical trials and long-term follow-up.

•AB-101 is our proprietary oral PD-L1 inhibitor that has the potential to activate patients’ HBV-specific immune response by inhibiting PD-L1. AB-101 has completed a Phase 1a/1b clinical trial (AB-101-001) evaluating the safety, tolerability, pharmacokinetics (PK), and pharmacodynamics (PD) of single- and multiple-ascending oral doses in healthy subjects and patients with cHBV infection. The data from healthy subjects in Parts 1 and 2 and cHBV patients in Part 3 of this clinical trial have shown that AB-101 was generally well-tolerated with evidence of high receptor occupancy in seven cHBV patients and HBsAg decline in two cHBV patients at the 30mg dose.

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

To date, six of those eight patients continue to sustain functional cure for periods ranging between 93 to 146 weeks, while two patients have seroreverted but remain virally suppressed and off NA therapy. In addition to the patients who achieved functional cure during their Phase 2a clinical trials, 41 more patients were able to remain off NA therapy for at least 48 weeks during their clinical trials after discontinuing NA therapy following treatment with imdusiran. In total, 47% (49/105) of all Phase 2a patients either achieved functional cure or remained off NA therapy after discontinuing NA therapy during their clinical trials following treatment with imdusiran. Of the 10 patients who were able to discontinue and remain off NA therapy for at least 48 weeks who are currently being followed long-term in our rollover study, one patient achieved functional cure during the long-term follow-up period, and a total of eight patients have continued to remain off NA therapy for periods ranging between 93 to 146 weeks. These results suggest that imdusiran has lasting durability in helping patients maintain viral suppression and may help patients achieve beneficial clinical outcomes years after completing finite imdusiran regimens.

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

Our Product Candidates

Our pipeline consists of two product candidates that are designed to suppress HBV DNA and HBV RNA, reduce HBsAg and other viral antigens and/or boost HBV-specific immune responses, to allow cHBV patients to become and remain treatment-free, as follows:

Pipeline Overview

	Phase 1	Phase 2	Phase 3

cHBV Program

Imdusiran
siRNA Therapeutic (Subcutaneous)

IM-PROVE I — Imdusiran + PEG-IFNα + NA Therapy

IM-PROVE II — Imdusiran + nivolumab + NA Therapy + VTP-300

Immunotherapy Program

AB-101
PD-L1 Inhibitor (Oral)

AB-101-001 — AB-101 in healthy volunteers & cHBV patients

We are evaluating development plans for a Phase 2b clinical trial of imdusiran, including ways to accelerate the development

1

PEG-IFNα: Pegylated Interferon Alfa-2a | NA: Nucleos(t)ide Analogue | VTP-300: Barinthus Biotherapeutics plc's Immunotherapeutic

©2026 ARBUTUS BIOPHARMA, INC

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

In May 2026, we reached alignment with the FDA on the design and safety parameters of a proposed Phase 2b clinical trial evaluating imdusiran for the treatment of cHBV. We intend to incorporate the FDA’s feedback into a final Phase 2b protocol.

RNAi therapeutic (imdusiran, AB-729)

RNAi therapeutics represent a significant advancement in drug development. RNAi therapeutics utilize a natural pathway within cells to effectively silence genes by eliminating the disease-causing proteins that they code for. We are developing an RNAi therapeutic, imdusiran, that is designed to reduce HBV DNA, HBV RNA, HBsAg and other HBV antigen expression in people with cHBV infection. Reducing HBsAg in addition to other viral proteins and HBV DNA are widely believed to be key prerequisites to potentiate a patient’s effective immune response against the virus.

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

IM-PROVE I Phase 2a proof-of-concept clinical trial evaluating imdusiran in combination with IFN

We have completed IM-PROVE I, a randomized, open label, multicenter Phase 2a proof-of-concept clinical trial investigating the safety and antiviral activity of imdusiran in combination with a short course of IFN and ongoing NA therapy in 43 stably NA-suppressed, HBeAg negative, non-cirrhotic patients with cHBV infection. Our primary intent for this trial was to initially lower HBsAg and other viral proteins, HBV DNA and HBV RNA levels with imdusiran and then administer IFN as an immunomodulator to promote anti-HBV immune responses. Our belief in this trial was that if we can lower HBsAg, other viral proteins and HBV DNA levels and promote immune responses, we may achieve sustained HBsAg seroclearance and HBV DNA <LLOQ, potentially leading to a functional cure. After patients received 24-weeks of dosing with imdusiran (60mg every 8 weeks, 4 doses) plus ongoing NA therapy, patients were randomized into one of four cohorts to receive a short course of IFN for either 12 or 24 weeks plus ongoing NA therapy, with or without up to two additional doses of imdusiran across an additional 16 week period. After completion of the assigned IFN treatment period, all patients remained on NA therapy for a 24-week follow-up period, and then discontinued NA treatment, provided they met protocol-defined NA therapy discontinuation criteria. Patients who discontinued NA therapy entered an intensive follow-up period for 48 weeks.

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

Phase 1a/1b clinical trial to evaluate safety, tolerability and PK/PD of AB-101 (AB-101-001)

AB-101-001 is a Phase 1a/1b clinical trial designed to investigate the safety, tolerability and PK/PD of single and multiple-ascending oral doses of AB-101 for up to 28 days in healthy subjects and patients with cHBV infection. The trial consisted of three parts starting with single ascending doses in healthy subjects, followed by multiple ascending doses in healthy subjects and culminating with multiple doses in patients with cHBV infection. Safety and PK/PD assessments were performed prior to dose escalation in all parts of the clinical trial.

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

Part 3 of this clinical trial evaluated repeat doses of AB-101 for 28 days in 20 patients with cHBV. At the EASL Congress in May 2025, we presented data showing that a single dose of 10mg of AB-101 for 28 days in cHBV patients was well tolerated with PD-L1 receptor occupancy similar to that seen in healthy subjects at this dose. At the AASLD - The Liver Meeting in November 2025, we presented a Poster of Distinction highlighting maximal PD-L1 receptor occupancy between 68-100% at the 30mg daily dose. Two patients experienced HBsAg declines of 86.4% and 98.8%, respectively. Treatment with AB-101 in Part 3 of this clinical trial was generally safe and well-tolerated. There were no serious adverse events related to AB-101 and no evidence of liver dysfunction.

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

In June 2025, we and Qilu mutually agreed to conclude our strategic partnership and terminate the Qilu License Agreement and related agreements, and we now once again hold global rights for imdusiran. As no obligations remained under the Qilu License Agreement, we recognized all previously deferred revenue in the second quarter of 2025.

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

Alnylam’s ONPATTRO, which represents the first approved application of our LNP technology, was approved by the FDA and the European Medicines Agency (EMA) during the third quarter of 2018 and was launched by Alnylam immediately upon approval in the United States. Under the terms of this license agreement, we are entitled to tiered royalty payments on global net sales of ONPATTRO ranging from 1.00% - 2.33% after offsets, with the highest tier applicable to annual net sales above $500 million. This royalty interest was sold to the Ontario Municipal Employees Retirement System (OMERS), effective as of January 1, 2019, for $20 million in gross proceeds before advisory fees. OMERS will retain this entitlement until it has received $30 million in royalties, at which point 100% of this royalty entitlement on future global net sales of ONPATTRO will revert to us. OMERS has assumed the risk of collecting up to $30 million of future royalty payments from Alnylam and we are not obligated to reimburse OMERS if it fails to collect any such future royalties. If this royalty entitlement reverts to us, it has the potential to provide an active royalty stream or to be otherwise monetized again in full or in part. From the inception of the royalty sale through June 30, 2026, an aggregate of $26.9 million of royalties have been earned by OMERS.

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

As of June 30, 2026, we owned approximately 16% of the outstanding common equity of Genevant and the carrying value of our investment in Genevant was zero. Our entitlement to receive future royalties or sublicensing revenue from Genevant was not impacted by the recapitalization.

Under the terms of the Moderna Settlement Agreement, Moderna made an aggregate $950.0 million Noncontingent Settlement Payment to us and Genevant on July 8, 2026. We received $178.4 million on July 8, 2026 as our share of the Noncontingent Settlement Payment, which included reimbursement of our litigation costs. In addition, Moderna is obligated to make an additional Contingent Settlement Payment of up to an aggregate $1.3 billion to us and Genevant upon the occurrence of certain events related to the Moderna §1498 Appeal, but which may be subject to repayment. The Company anticipates the payment of a material dividend from Genevant in the third quarter of calendar year 2026.

In March 2025, we and Genevant entered into an agreement (the RSV Agreement) that provided that we would be entitled to any award of damages in, or proceeds from the settlement of, our patent litigation against Moderna that was specifically allocated to infringing acts related to Moderna’s vaccine for respiratory syncytial virus (mRESVIA) and, in the event there was no such specific allocation to mRESVIA, we and Genevant would discuss an appropriate allocation in good faith. The Moderna Settlement Agreement did not specifically allocate any settlement proceeds to infringing acts related to mRESVIA. On July 15, 2026, we and Genevant entered into an agreement to terminate the RSV Agreement (the RSV Termination Agreement). Pursuant to the RSV Termination Agreement, we received a termination fee of $1.0 million from Genevant on July 21, 2026, and all rights or obligations under the RSV Agreement were terminated.

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

In July 2026, we, along with Genevant, filed three international lawsuits seeking to enforce patents protecting our LNP technology against Pfizer/BioNTech and certain of their affiliates. We and Genevant are seeking monetary relief, as well as injunctions against Pfizer/BioNTech’s COVID-19 mRNA-LNP vaccines and any other products that would infringe the asserted patents.

The three international lawsuits are as follows:
•Canada: Federal Court of Canada File No. T-3200-26, seeking a permanent injunction and damages or, if Arbutus and Genevant elect, an accounting of Pfizer/BioNTech’s profits, attributable to infringement of Canadian Patent No. 2,721,333
•Unified Patent Court (UPC): Case UPC-CFI-0002562/2026, seeking permanent injunctions, as well as monetary damages, which can include recovery of Pfizer/BioNTech’s unfair profits from infringement of EP 4 241 767
•UPC: Case UPC-CFI-0002566/2026, seeking permanent injunctions, as well as monetary damages, which can include recovery of Pfizer/BioNTech’s unfair profits from infringement of EP 4 495 237
The UPC actions seek relief for infringing activities by Pfizer/BioNTech and certain of their affiliates in Austria, Belgium, Bulgaria, Denmark, Estonia, Finland, France, Germany, Italy, Latvia, Lithuania, Luxembourg, Malta, the Netherlands, Poland, Portugal, Romania, Slovenia, Spain, and Sweden.

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

Under the terms of the Moderna Settlement Agreement, Moderna made an aggregate $950.0 million Noncontingent Settlement Payment to us and Genevant on July 8, 2026. We received $178.4 million on July 8, 2026 as our share of the Noncontingent Settlement Payment, which included reimbursement of our litigation costs.

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

Moderna and Merck European Oppositions

On April 5, 2018, Moderna and Merck, Sharp & Dohme Corporation (together with its successors and affiliates, Merck) filed Notices of Opposition to our European patent EP 2279254 (the ’254 Patent) with the European Patent Office (EPO), requesting that the ’254 Patent be revoked in its entirety for all contracting states. From 2018 until 2024, various hearings were held by different divisions of the EPO regarding requests submitted by all parties. Oral proceedings were held in June 2024, and the Opposition Division of the EPO upheld the ’254 Patent but declined our and Genevant’s request to broaden certain claims in the ’254 Patent. Both parties appealed the Opposition Division’s decision, and on January 15, 2026, in a verbal decision, the Board of Appeal of the EPO revoked the ’254 Patent. We are awaiting a written decision from the Board of Appeal of the EPO regarding the revocation. We disagree with the outcome, and upon receipt of the written decision, we plan to file a petition for review by the Enlarged Board of Appeal of the EPO. The revocation was based on an EPO standard of “added matter” that does not apply in the United States. In March 2026, pursuant to the Moderna Settlement Agreement, Moderna withdrew from this revocation proceeding. In May 2026, we entered into an agreement with Merck (the Merck Agreement) where we, among other things, acknowledged that the Moderna Settlement Agreement covered a vaccine being jointly developed by Moderna and Merck and we agreed not to sue Merck regarding such vaccine, in exchange for Merck withdrawing from the revocation proceeding. On May 6, 2026, Merck withdrew from this revocation proceeding. We do not expect the EPO revocation decision to have an impact on the potential outcome, or timing, of our patent infringement litigation pending against Pfizer/BioNTech.

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

RESULTS OF OPERATIONS

The following summarizes the results of our operations for the periods shown:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in thousands)
Total revenue	$1,014	$10,739	$180,140	$12,503
Operating expenses	6,978	9,251	17,196	36,714
(Loss) income from operations	(5,964)	1,488	162,944	(24,211)
Other income	821	1,035	1,608	2,208
Net (loss) income	$(5,143)	$2,523	$164,552	$(22,003)

Revenue

Revenues are summarized in the following tables:

	Three Months Ended June 30,
	2026	% of Total	2025	% of Total
	(in thousands, except percentages)
Revenue from collaborations and licenses
Acuitas Therapeutics, Inc.	$202	20%	$591	6%
Qilu Pharmaceutical Co., Ltd.	—	—%	9,622	90%
License revenue from Genevant	632	62%	—	—%
Non-cash royalty revenue
Alnylam Pharmaceuticals, Inc.	180	18%	526	5%
Total revenue	$1,014	100%	$10,739	100%

	Six Months Ended June 30,
	2026	% of Total	2025	% of Total
	(in thousands, except percentages)
Revenue from collaborations and licenses
Acuitas Therapeutics, Inc.	$406	—%	$1,095	9%
Qilu Pharmaceutical Co., Ltd.	—	—%	10,434	83%
License revenue from Genevant	179,373	100%	—	—%
Non-cash royalty revenue
Alnylam Pharmaceuticals, Inc.	361	—%	974	8%
Total revenue	$180,140	100%	$12,503	100%

Total revenue decreased $9.7 million for the three months ended June 30, 2026 compared to the same period in 2025, due primarily to recognizing all $9.6 million of previously deferred revenue upon the conclusion of our strategic partnership with Qilu in 2025.

Total revenue increased $167.6 million for the six months ended June 30, 2026 compared to the same period in 2025, primarily due to recognizing revenue of $178.4 million for our share of the Noncontingent Settlement Payment in 2026, partially offset by recognizing all $9.6 million of previously deferred revenue upon the conclusion of our strategic partnership with Qilu in 2025.

Operating expenses

Operating expenses are summarized in the following tables:

	Three Months Ended June 30,
	2026	% of Total	2025	% of Total
	(in thousands, except percentages)
Research and development	$2,898	42%	$5,498	59%
General and administrative	3,867	55%	3,328	36%
Change in fair value of contingent consideration	213	3%	260	3%
Restructuring costs	—	—%	165	2%
Total operating expenses	$6,978	100%	$9,251	100%

	Six Months Ended June 30,
	2026	% of Total	2025	% of Total
	(in thousands, except percentages)
Research and development	$7,018	41%	$14,457	39%
General and administrative	9,756	57%	9,160	25%
Change in fair value of contingent consideration	422	2%	559	2%
Restructuring costs	—	—%	12,538	34%
Total operating expenses	$17,196	100%	$36,714	100%

Research and development

Research and development expenses consist primarily of personnel expenses, fees paid to clinical research organizations and contract manufacturers, consumables and materials, consulting, and other third-party expenses to support our clinical and preclinical activities, as well as a portion of stock-based compensation and general overhead costs.

Research and development expenses decreased $2.6 million and $7.4 million for the three and six months ended June 30, 2026, respectively, compared to the same periods in 2025. The decreases were due primarily to cost savings from our decisions to reduce our workforce and discontinue in-house scientific research, as well as lower clinical trial costs as studies neared completion.

A significant portion of our research and development expenses are not tracked by project as they benefit multiple projects or our technology platform and because our most-advanced programs are not yet in late-stage clinical development.

General and administrative

General and administrative expenses increased $0.5 million for each of the three and six months ended June 30, 2026 as compared to the same periods in 2025, due primarily to an increase in litigation-related legal fees driven by the settlement with Moderna, partially offset by cost-cutting efforts by the Company, which drove reductions in employee compensation-related expenses.

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

Restructuring

In March 2025, our Board took action to reduce our workforce by 57%. The Board also decided to exit our corporate headquarters in Warminster, Pennsylvania and to discontinue in-house scientific research. In connection with these actions, we incurred a one-time restructuring charge in the first half of 2025 of $12.5 million, which includes approximately $6.1 million of cash severance and continued benefits paid, $2.4 million of non-cash expense related to the modification of equity awards, non-cash impairment charges for leasehold improvements and laboratory equipment of $1.9 million and $0.9 million, respectively, $0.9 million related to impairment of the right-of-use asset associated with the lease of our corporate headquarters and a $0.4 million accrual of lease-related operating expenses.

As of June 30, 2026, there was an aggregate of $0.2 million of accrued restructuring costs for medical benefits and lease-related operating expenses included in accounts payable and accrued liabilities.

Other income (loss)

The components of our other income (loss) are summarized in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in thousands)
Interest income	$842	$1,042	$1,657	$2,239
Interest expense	(18)	(28)	(35)	(56)
Foreign exchange (loss) gain	(3)	21	(14)	25
Total other income	$821	$1,035	$1,608	$2,208

Interest income

The decrease in interest income for the three and six months ended June 30, 2026 compared to the same periods in 2025 was due primarily to less interest earned on our cash and investment balances due to a lower average balance and a general decrease in market interest rates.

Interest expense

Interest expense for the three and six months ended June 30, 2026 and 2025 consisted primarily of non-cash amortization of discount and issuance costs related to the sale of a portion of our ONPATTRO royalty interest to OMERS in July 2019. The decrease is related to the declining balance of the unamortized discount and issuance costs.

LIQUIDITY AND CAPITAL RESOURCES

The following table summarizes our cash flow activities for the periods indicated:

	Six Months Ended June 30,
	2026	2025
	(in thousands)
Net income (loss)	$164,552	$(22,003)
Non-cash items	2,422	5,834
Change in deferred license revenue	—	(10,434)
Receivable from Genevant license	(179,373)	—
Net change in other operating items	(1,729)	(2,537)
Net cash used in operating activities	(14,128)	(29,140)
Net cash provided by investing activities	538	26,960
Net cash provided by financing activities	14,767	3,237
Effect of foreign exchange rate changes on cash and cash equivalents	(14)	25
Increase in cash and cash equivalents	1,163	1,082
Cash and cash equivalents, beginning of period	18,008	36,330
Cash and cash equivalents, end of period	$19,171	$37,412

Since our incorporation, we have financed our operations through sales of equity, debt, revenues from research and development collaborations and licenses with corporate partners, royalty monetization, interest income on funds available for investment, and government contracts, grants and tax credits.

For the six months ended June 30, 2026, $14.1 million of cash was used in operating activities compared to $29.1 million used in operating activities for the six months ended June 30, 2025, a decrease of $15.0 million. The decrease was due primarily to our decisions to decrease our workforce and further streamline the organization to focus our efforts on advancing the clinical development of imdusiran and AB-101.

For the six months ended June 30, 2026, net cash provided by investing activities was $0.5 million, resulting primarily from maturities of investments in marketable securities of $38.0 million, partially offset by additional investments in marketable securities of $37.5 million. For the six months ended June 30, 2025, net cash provided by investing activities was $27.0 million, which resulted primarily from maturities of investments in marketable securities of $90.2 million, partially offset by additional investments in marketable securities of $63.2 million.

For the six months ended June 30, 2026, net cash provided by financing activities was $14.8 million, which was primarily related to $14.7 million in proceeds from the issuance of common shares pursuant to the exercise of stock options. For the six months ended June 30, 2025, net cash provided by financing activities was $3.2 million, which included $3.1 million in proceeds from the issuance of common shares pursuant to the exercise of stock options.

Sources of Liquidity

As of June 30, 2026, we had cash, cash equivalents and investments in marketable securities of $92.6 million. We had no outstanding debt as of June 30, 2026.

Noncontingent Settlement Payment

On July 8, 2026, we received $178.4 million as our share of the Noncontingent Settlement Payment, which included reimbursement of our litigation costs.

Royalty Entitlements

We have a royalty entitlement on ONPATTRO, a drug developed by Alnylam that incorporates our LNP technology and was approved by the FDA and the EMA during the third quarter of 2018 and was launched by Alnylam immediately upon approval in the United States. In July 2019, we sold a portion of this royalty interest to OMERS, effective as of January 1, 2019, for $20 million in gross proceeds before advisory fees. OMERS will retain this entitlement until it has received $30 million in royalties, at which point 100% of such royalty interest on future global net sales of ONPATTRO will revert to us. OMERS has assumed the risk of collecting up to $30 million of future royalty payments from Alnylam and we are not obligated to reimburse OMERS if it fails to collect any such future royalties. From the inception of the royalty sale through June 30, 2026, we have recorded an aggregate of $26.9 million of non-cash royalty revenue for royalties earned by OMERS. If this royalty entitlement reverts to us, it has the potential to provide an active royalty stream or to be otherwise monetized again in full or in part. In addition to the royalty from the Alnylam LNP license agreement, we are also receiving a second, lower royalty interest on global net sales of ONPATTRO originating from a settlement agreement and subsequent license agreement with Acuitas. The royalty from Acuitas has been retained by us and was not part of the royalty sale to OMERS. In addition, we are entitled to receive payments upon the achievement of contractual milestones related to Alnylam’s use of our proprietary LNP technology in other product candidates.

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

ITEM 4.      CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2026. The term “disclosure controls and procedures”, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure, particularly during the period in which this Quarterly Report on Form 10-Q was being prepared. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their desired objectives, and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2026, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a–15(f) and 15d–15(f) under the Exchange Act) during the three months ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In July 2026, we, along with Genevant, filed three international lawsuits seeking to enforce patents protecting our LNP technology against Pfizer/BioNTech and certain of their affiliates. We and Genevant are seeking monetary relief, as well as injunctions against Pfizer/BioNTech’s COVID-19 mRNA-LNP vaccines and any other products that would infringe the asserted patents.

The three international lawsuits are as follows:
•Canada: Federal Court of Canada File No. T-3200-26, seeking a permanent injunction and damages or, if Arbutus and Genevant elect, an accounting of Pfizer/BioNTech’s profits, attributable to infringement of Canadian Patent No. 2,721,333
•Unified Patent Court (UPC): Case UPC-CFI-0002562/2026, seeking permanent injunctions, as well as monetary damages, which can include recovery of Pfizer/BioNTech’s unfair profits from infringement of EP 4 241 767
•UPC: Case UPC-CFI-0002566/2026, seeking permanent injunctions, as well as monetary damages, which can include recovery of Pfizer/BioNTech’s unfair profits from infringement of EP 4 495 237
The UPC actions seek relief for infringing activities by Pfizer/BioNTech and certain of their affiliates in Austria, Belgium, Bulgaria, Denmark, Estonia, Finland, France, Germany, Italy, Latvia, Lithuania, Luxembourg, Malta, the Netherlands, Poland, Portugal, Romania, Slovenia, Spain, and Sweden.

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

Under the terms of the Moderna Settlement Agreement, Moderna made an aggregate $950.0 million Noncontingent Settlement Payment to us and Genevant on July 8, 2026. We received $178.4 million on July 8, 2026 as our share of the Noncontingent Settlement Payment, which included reimbursement of our litigation costs.

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

Moderna and Merck European Oppositions

On April 5, 2018, Moderna and Merck, Sharp & Dohme Corporation (together with its successors and affiliates, Merck) filed Notices of Opposition to our European patent EP 2279254 (the ’254 Patent) with the European Patent Office (EPO), requesting that the ’254 Patent be revoked in its entirety for all contracting states. From 2018 until 2024, various hearings were held by different divisions of the EPO regarding requests submitted by all parties. Oral proceedings were held in June 2024, and the Opposition Division of the EPO upheld the ’254 Patent but declined our and Genevant’s request to broaden certain claims in the ’254 Patent. Both parties appealed the Opposition Division’s decision, and on January 15, 2026, in a verbal decision, the Board of Appeal of the EPO revoked the ’254 Patent. We are awaiting a written decision from the Board of Appeal of the EPO regarding the revocation. We disagree with the outcome, and upon receipt of the written decision, we plan to file a petition for review by the Enlarged Board of Appeal of the EPO. The revocation was based on an EPO standard of “added matter” that does not apply in the United States. In March 2026, pursuant to the Moderna Settlement Agreement, Moderna withdrew from this revocation proceeding. In May 2026, we entered into an agreement with Merck (the Merck Agreement) where we, among other things, acknowledged that the Moderna Settlement Agreement covered a vaccine being jointly developed by Moderna and Merck and we agreed not to sue Merck regarding such vaccine, in exchange for Merck withdrawing from the revocation proceeding. On May 6, 2026, Merck withdrew from this revocation proceeding. We do not expect the EPO revocation decision to have an impact on the potential outcome, or timing, of our patent infringement litigation pending against Pfizer/BioNTech.

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

ITEM 2.       UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.       DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.       MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.       OTHER INFORMATION

Trading Plans

During the three months ended June 30, 2026, none of our directors or officers adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” as such terms are defined under Item 408 of Regulation S-K.

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

10.1
Arbutus Biopharma Corporation 2026 Omnibus Share and Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on May 27, 2026).

10.2	Forms of Arbutus Biopharma Corporation Option Agreement for the 2026 Omnibus Share and Incentive Plan.

10.3	Forms of Arbutus Biopharma Corporation Restricted Stock Agreement for the 2026 Omnibus Share and Incentive Plan.

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from Arbutus Biopharma Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2026, formatted in inline XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations; (iii) Condensed Consolidated Statements of Comprehensive Income (Loss); (iv) Condensed Consolidated Statements of Stockholders’ Equity; (v) Condensed Consolidated Statements of Cash Flows; and (vi) Notes to Condensed Consolidated Financial Statements.

104	Cover page interactive data file (embedded within the inline XBRL document and included in Exhibit 101).

*    Filed herewith.
**    Furnished herewith.

SIGNATURES
   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 12, 2026.

ARBUTUS BIOPHARMA CORPORATION

By:	/s/ Lindsay Androski
Lindsay Androski
President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Tuan Nguyen
Tuan Nguyen
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)