Form 10-Q
period 2026-09-30
Arbutus Biopharma Corp
filed 2026-11-10
CIK 1447028

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
OR
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
Yes  ☐     No ☒
As of November 6, 2026, the registrant had 153,292,826 common shares, without par value, outstanding.

ARBUTUS BIOPHARMA CORPORATION

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

ARBUTUS BIOPHARMA CORPORATION
Condensed Consolidated Balance Sheets
(Unaudited)
(In thousands of U.S. Dollars, except share amounts)

	September 30, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$264,191	$18,008
Investments in marketable securities, current	73,299	73,463
Accounts receivable	792	1,447
Prepaid expenses and other current assets	1,285	1,538
Total current assets	339,567	94,456
Property and equipment, net of accumulated depreciation and impairment of $245 (December 31, 2025: $213)	—	32
Other non-current assets	131	130
Total assets	$339,698	$94,618
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued liabilities	$11,605	$5,459
Lease liability, current	328	547
Obligation to repurchase shares	230,000	—
Total current liabilities	241,933	6,006
Liability related to sale of future royalties	2,981	3,442
Contingent consideration	9,038	8,395
Lease liability, non-current	—	199
Total liabilities	253,952	18,042
Stockholders’ equity
Common shares
Authorized: Unlimited number without par value
Issued and outstanding: 199,275,907 (December 31, 2025: 192,531,225)	1,457,773	1,421,429
Additional paid-in capital	(167,327)	83,318
Deficit	(1,156,406)	(1,380,073)
Accumulated other comprehensive loss	(48,294)	(48,098)
Total stockholders’ equity	85,746	76,576
Total liabilities and stockholders’ equity	$339,698	$94,618

See accompanying notes to the condensed consolidated financial statements.

ARBUTUS BIOPHARMA CORPORATION
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(Unaudited)
(In thousands of U.S. Dollars, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue
Collaborations and licenses	$158	$280	$564	$11,809
License revenue from Genevant	—	—	179,373	—
Non-cash royalty revenue	141	249	502	1,223
Total revenue	299	529	180,439	13,032
Operating expenses
Research and development	2,617	5,778	9,635	20,235
General and administrative	7,955	3,044	17,711	12,204
Change in fair value of contingent consideration	221	268	643	827
Restructuring costs	—	98	—	12,636
Total operating expenses	10,793	9,188	27,989	45,902
(Loss) income from operations	(10,494)	(8,659)	152,450	(32,870)
Other income
Dividend income	67,252	—	67,252	—
Interest income	2,370	952	4,027	3,191
Interest expense	(11)	(23)	(46)	(79)
Foreign exchange gain (loss)	(2)	(12)	(16)	13
Total other income	69,609	917	71,217	3,125
Net income (loss)	$59,115	$(7,742)	$223,667	$(29,745)
Net income (loss) per common share
Basic	$0.30	$(0.04)	$1.14	$(0.16)
Diluted	$0.30	$(0.04)	$1.13	$(0.16)
Weighted average number of common shares
Basic	198,678,140	191,778,950	196,673,330	191,347,969
Diluted	199,628,265	191,778,950	197,658,254	191,347,969
Comprehensive income (loss)
Unrealized (loss) gain on available-for-sale securities	$(50)	$58	$(196)	$6
Comprehensive income (loss)	$59,065	$(7,684)	$223,471	$(29,739)

See accompanying notes to the condensed consolidated financial statements.

ARBUTUS BIOPHARMA CORPORATION
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)
(In thousands of U.S. Dollars, except share amounts)

	Common Shares
	Number of Shares	Share Capital	Additional Paid-In Capital	Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Balance December 31, 2025	192,531,225	$1,421,429	$83,318	$(1,380,073)	$(48,098)	$76,576
Stock-based compensation expense	—	—	1,359	—	—	1,359
Issuance of common shares pursuant to exercise of options	4,149,396	22,262	(9,706)	—	—	12,556
Issuance of common shares pursuant to ESPP	27,203	115	(27)	—	—	88
Issuance of common shares upon vesting of RSUs	239,933	688	(688)	—	—	—
Unrealized loss on available-for-sale securities	—	—	—	—	(97)	(97)
Net income	—	—	—	169,695	—	169,695
Balance March 31, 2026	196,947,757	$1,444,494	$74,256	$(1,210,378)	$(48,195)	$260,177
Stock-based compensation expense	—	—	1,625	—	—	1,625
Issuance of common shares pursuant to exercise of options	686,361	3,683	(1,560)	—	—	2,123
Unrealized loss on available-for-sale securities	—	—	—	—	(49)	(49)
Net loss	—	—	—	(5,143)	—	(5,143)
Balance June 30, 2026	197,634,118	$1,448,177	$74,321	$(1,215,521)	$(48,244)	$258,733
Stock-based compensation expense	—	—	1,191	—	—	1,191
Issuance of common shares pursuant to exercise of options	1,623,391	9,506	(4,857)	—	—	4,649
Issuance of common shares pursuant to ESPP	18,398	90	(33)	—	—	57
Obligation to repurchase shares, inclusive of transaction costs	—	—	(237,949)	—	—	(237,949)
Unrealized loss on available-for-sale securities	—	—	—	—	(50)	(50)
Net income	—	—	—	59,115	—	59,115
Balance September 30, 2026	199,275,907	$1,457,773	$(167,327)	$(1,156,406)	$(48,294)	$85,746

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

ARBUTUS BIOPHARMA CORPORATION
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands of U.S. Dollars)

	Nine Months Ended September 30,
	2026	2025
OPERATING ACTIVITIES
Net income (loss)	$223,667	$(29,745)
Non-cash items:
Depreciation	32	352
Loss on impairment of leasehold improvements and lab equipment	—	2,811
Stock-based compensation expense	4,175	5,691
Change in fair value of contingent consideration	643	827
Non-cash royalty revenue	(502)	(1,223)
Non-cash interest expense	41	78
Net accretion and amortization of investments in marketable securities	(1,074)	(1,927)
Net change in operating items:
Accounts receivable	655	1,504
Prepaid expenses and other assets	253	400
Accounts payable and accrued liabilities	(1,803)	(2,911)
Change in deferred license revenue	—	(10,434)
Other liabilities	(403)	(380)
Net cash provided by (used in) operating activities	225,684	(34,957)
INVESTING ACTIVITIES
Purchase of investments in marketable securities	(66,958)	(114,514)
Proceeds from sale of property and equipment	—	9
Disposition of investments in marketable securities	68,000	131,446
Net cash provided by investing activities	1,042	16,941
FINANCING ACTIVITIES
Issuance of common shares pursuant to exercise of stock options	19,328	3,900
Issuance of common shares pursuant to ESPP	145	181
Net cash provided by financing activities	19,473	4,081
Effect of foreign exchange rate changes on cash and cash equivalents	(16)	13
Increase (decrease) in cash and cash equivalents	246,183	(13,922)
Cash and cash equivalents, beginning of period	18,008	36,330
Cash and cash equivalents, end of period	$264,191	$22,408

Supplemental cash flow information
Obligation to repurchase common shares, inclusive of accrued transaction costs	$237,949	$—

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

The Company continues to protect and defend its intellectual property, which is the subject of its ongoing lawsuits against Pfizer Inc., BioNTech SE, and certain of their affiliates (collectively, “Pfizer/BioNTech”) for their use of the Company’s patented lipid nanoparticle (“LNP”) technology in their COVID-19 messenger ribonucleic acid interference (mRNA)-LNP vaccines and any other products that would infringe the asserted patents. The U.S. District Court for the District of New Jersey issued a claim construction ruling in September 2025, which construed the disputed claim terms in a manner the Company generally considers to be favorable. Fact discovery is ongoing and a final pretrial conference is scheduled for November 2027. The parties are awaiting a trial date in the litigation. In July 2026 and November 2026, the Company, along with its exclusive licensee Genevant Sciences GmbH, filed multiple international lawsuits seeking to enforce patents protecting the Company’s LNP technology against Pfizer/BioNTech.

In March 2026, the Company, along with Genevant Sciences GmbH and, solely for specified purposes, its parent company Genevant Sciences Ltd. (collectively, “Genevant,” a related party), entered into a settlement agreement (the “Moderna Settlement Agreement”) with Moderna, Inc. and ModernaTX, Inc. (together, “Moderna”) to resolve all patent infringement litigation and patent revocation proceedings involving Moderna and its affiliates pending in the United States and internationally (the “Moderna LNP Litigation”). Under the terms of the Moderna Settlement Agreement, Moderna made an aggregate $950.0 million noncontingent lump sum payment (the “Noncontingent Settlement Payment”) to the Company and Genevant in July 2026. The Company received $178.4 million in July 2026 as its share of the Noncontingent Settlement Payment, which included reimbursement of the Company’s litigation costs. In addition, Moderna is obligated to pay the Company and Genevant an additional aggregate contingent lump sum payment of $1.3 billion (the “Contingent Settlement Payment”) upon a ruling that is favorable to the Company and Genevant in a limited appeal related to 28 U.S.C. §1498 that Moderna filed, as allowed under the Moderna Settlement Agreement (the “Moderna §1498 Appeal”). On November 5, 2026, expedited oral argument was held at the U.S. Court of Appeals for the Federal Circuit regarding the Moderna §1498 Appeal, and a decision is forthcoming. The Company owned approximately 16% of the outstanding common equity of Genevant as of September 30, 2026, and the Company received a cash dividend of $67.3 million from Genevant in September 2026, which represented a distribution of Genevant’s earnings in connection with the Noncontingent Settlement Payment.

Liquidity

At September 30, 2026, the Company had an aggregate of $337.5 million in cash, cash equivalents and investments in marketable securities and no outstanding debt. The Company received $178.4 million as its share of the Noncontingent Settlement Payment in July 2026 and a cash dividend of $67.3 million from Genevant in September 2026, which represented a distribution of Genevant’s earnings in connection with the Noncontingent Settlement Payment. On October 1, 2026, subsequent to the quarter ended September 30, 2026, the Company accepted for purchase a total of 46 million of its common shares for an aggregate purchase price of $230 million, which was funded with available cash. Settlement of the tender offer, including cancellation of the purchased shares, occurred on October 5, 2026. The Company believes it has sufficient cash resources to fund its operations for at least the next 12 months.

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

2.    Significant accounting policies

Basis of presentation and principles of consolidation

These unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial statements and accordingly, do not include all disclosures required for annual financial statements. These statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the year ended December 31, 2025 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025. These unaudited condensed consolidated financial statements include the accounts of Arbutus Biopharma Corporation and its one wholly-owned subsidiary, Arbutus Biopharma, Inc., and reflect, in the opinion of management, all adjustments and reclassifications necessary to fairly present the Company’s financial position as of September 30, 2026 and December 31, 2025, the Company’s results of operations for the three and nine months ended September 30, 2026 and 2025, and the Company’s cash flows for the nine months ended September 30, 2026 and 2025. Such adjustments are of a normal recurring nature. The results of operations for the three and nine months ended September 30, 2026 are not necessarily indicative of the results for the full year. These unaudited condensed consolidated financial statements follow the same significant accounting policies as those described in the notes to the audited consolidated financial statements of the Company for the year ended December 31, 2025, except as described below under the section entitled “Recent Accounting Pronouncements.”

All intercompany balances and transactions have been eliminated.

Net income (loss) per share

Net income (loss) per share is calculated based on the weighted average number of common shares outstanding. Diluted net income (loss) per share is calculated using the treasury stock method and reflects the effect of all potentially dilutive securities (outstanding stock options and restricted stock units). The number of weighted average shares used in the calculation of net income per share for the three and nine months ended September 30, 2026 were as follows:

	Three Months Ended September 30, 2026	Nine Months Ended September 30, 2026
Weighted average shares:
Basic shares	198,678,140	196,673,330
Potentially dilutive shares from equity-based compensation plans	950,125	984,924
Diluted shares	199,628,265	197,658,254

Diluted net loss per share does not differ from basic net loss per share for the three and nine months ended September 30, 2025 since the effect of including potential common shares would be anti-dilutive as the Company was in a net loss position. Total antidilutive securities that were excluded from the computation of diluted weighted-average shares outstanding were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Outstanding stock options and restricted stock units	8,237,353	14,405,994	10,199,100	15,933,198

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

To determine the fair value of the contingent consideration (Note 8), the Company uses a probability weighted assessment of the likelihood the milestones would be met and the estimated timing of such payments, and then the potential contingent payments are discounted to their present value using a probability adjusted discount rate that reflects the early stage nature of the development program, the time to complete the program development, and overall biotech indices. The Company determined the fair value of the contingent consideration was $9.0 million as of September 30, 2026, and the increase of $0.6 million from December 31, 2025 has been recorded as a component of total operating expenses in the condensed consolidated statements of operations and comprehensive income (loss) for the nine months ended September 30, 2026. The assumptions used in the discounted cash flow model are level 3 inputs as defined above. There were no changes in the assumptions as of September 30, 2026 compared to December 31, 2025. The Company assessed the sensitivity of the fair value measurement to changes in these unobservable inputs, and determined that changes within a reasonable range would not result in a materially different assessment of fair value.

The following tables present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis, and indicates the fair value hierarchy of the valuation techniques used to determine such fair value:

	Level 1	Level 2	Level 3	Total
As of September 30, 2026	(in thousands)
Assets
Cash and cash equivalents	$262,206	$1,985	$—	$264,191
Investments in marketable securities, current	—	73,299	—	73,299
Total	$262,206	$75,284	$—	$337,490
Liabilities
Contingent consideration	$—	$—	$9,038	$9,038
Total	$—	$—	$9,038	$9,038

	Level 1	Level 2	Level 3	Total
As of December 31, 2025	(in thousands)
Assets
Cash and cash equivalents	$18,008	$—	$—	$18,008
Investments in marketable securities, current	—	73,463	—	73,463
Total	$18,008	$73,463	$—	$91,471
Liabilities
Contingent consideration	$—	$—	$8,395	$8,395
Total	$—	$—	$8,395	$8,395

The following table presents the changes in fair value of the Company’s contingent consideration:

	Liability at beginning of the period	Change in fair value of liability	Liability at end of the period
	(in thousands)
Nine Months Ended September 30, 2026	$8,395	$643	$9,038
Nine Months Ended September 30, 2025	$10,225	$827	$11,052

See Note 4 for additional information regarding the fair value of the Company’s investments in marketable securities.

4.    Investments in marketable securities

Investments in cash equivalents and marketable securities consisted of the following:

	Amortized Cost	Gross Unrealized Gain(1)	Gross Unrealized Loss(1)	Fair Value
As of September 30, 2026	(in thousands)
Cash equivalents
Money market funds	$257,358	$—	$—	$257,358
US treasury bills	$1,985	$—	$—	$1,985
Total	$259,343	$—	$—	$259,343
Investments in marketable short-term securities
US treasury bills	41,505	—	(55)	41,450
US government bonds	31,902	—	(53)	31,849
Total	$73,407	$—	$(108)	$73,299

(1) Gross unrealized loss is pre-tax and is reported in accumulated other comprehensive income (loss).

	Amortized Cost	Gross Unrealized Gain(1)	Gross Unrealized Loss(1)	Fair Value
As of December 31, 2025	(in thousands)
Cash equivalents
Money market funds	$10,218	$—	$—	$10,218
Total	$10,218	$—	$—	$10,218
Investments in marketable short-term securities
US treasury bills	37,411	41	—	37,452
US government bonds	$35,965	$46	$—	$36,011
Total	$73,376	$87	$—	$73,463

(1) Gross unrealized gain is pre-tax and is reported in accumulated other comprehensive income (loss).

The contractual term to maturity of the $73.3 million of short-term marketable securities held by the Company as of September 30, 2026 is less than one year. As of September 30, 2026, the Company held no long-term marketable securities. As of December 31, 2025, the Company’s $73.5 million of short-term marketable securities had contractual maturities of less than one year, while the Company held no long-term marketable securities.

At September 30, 2026, the Company had 37 available-for-sale investment debt securities in an unrealized loss position without an allowance for credit losses. As of December 31, 2025, there were no available-for-sale investment debt securities in an unrealized loss position without an allowance for credit losses. Unrealized losses on the Company’s investments in debt securities have not been recognized into income as the issuers’ securities are of high credit quality and the decline in fair value is largely due to market conditions and/or changes in interest rates. The Company does not intend to sell and it is more likely than not that the Company will not be required to sell the securities prior to the anticipated recovery of their amortized cost basis. The issuers continue to make timely interest payments on the securities. The fair value is expected to recover as the securities approach maturity.

Accrued interest receivable on investments in marketable securities of $0.3 million at both September 30, 2026 and December 31, 2025 is included in prepaid expenses and other current assets.

The Company had no realized gains during either of the three and nine months ended September 30, 2026 or 2025.

See Note 3 for additional information regarding the fair value of the Company’s investments in marketable securities.

5.    Investment in Genevant

In April 2018, the Company entered into an agreement with Roivant Sciences Ltd. (“Roivant”), its largest shareholder, to launch Genevant Sciences Ltd., a company focused on nucleic acid- and gene editing-based therapeutics enabled by the Company’s LNP and ligand conjugate delivery technologies. The Company licensed rights to its LNP and ligand conjugate delivery platforms to Genevant outside of hepatitis B (“HBV”), except to the extent certain rights had already been licensed to other third parties (the “Genevant License”). The Company retained all rights to its LNP and conjugate delivery platforms for HBV.

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

The Company accounts for its interest in Genevant as equity securities without readily determinable fair values. Accordingly, an estimate of the fair value of the securities is based on the original cost less previously recognized equity method losses, less impairments, plus or minus changes resulting from observable price changes in orderly transactions for identical or a similar Genevant securities. As of September 30, 2026, the carrying value of the Company’s investment in Genevant was zero and the Company owned approximately 16% of the outstanding common equity of Genevant.

In September 2026, the Company received a cash dividend of $67.3 million from Genevant, which represented a distribution of Genevant’s earnings in connection with the Noncontingent Settlement Payment. The Company recognized the dividend as other income in the condensed consolidated statements of operations and comprehensive income (loss) for the three months ended September 30, 2026.

6.    Accounts payable and accrued liabilities

Accounts payable and accrued liabilities were comprised of the following:

	September 30, 2026	December 31, 2025
	(in thousands)
Trade accounts payable	$320	$1,173
Research and development accruals	714	412
Professional fee accruals	810	1,075
Transaction fee accruals related to share repurchase	7,949	—
Payroll accruals	1,714	2,159
Restructuring liabilities	98	640
Total accounts payable and accrued liabilities	$11,605	$5,459

In March 2025, the Company implemented changes to focus its efforts on advancing the clinical development of imdusiran and AB-101. The decision was made to exit the Company’s corporate headquarters in Warminster, Pennsylvania, implement workforce reductions and discontinue in-house scientific research. The Company recognized $12.9 million of restructuring charges in 2025, of which there was an aggregate of $0.1 million in medical benefit costs and lease expenses accrued as of September 30, 2026.

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

The $30 million in royalties to be paid to OMERS is accounted for as a liability, with the difference between the liability and the gross proceeds received accounted for as a discount. The discount, as well as $1.5 million of transaction costs, will be amortized as interest expense based on the projected balance of the liability as of the beginning of each period. As of September 30, 2026, the Company estimated an effective annual interest rate of approximately 1.4%. Over the course of the Agreement, the actual interest rate will be affected by the amount and timing of royalty revenue recognized and changes in the timing of forecasted royalty revenue. On a quarterly basis, the Company will reassess the expected timing of the royalty revenue, recalculate the amortization and effective interest rate and adjust the accounting prospectively as needed.

The Company recognizes non-cash royalty revenue related to the sales of ONPATTRO during the term of the Agreement. As royalties are remitted to OMERS from Alnylam, the balance of the recognized liability is effectively repaid over the life of the Agreement. From the inception of the royalty sale through September 30, 2026, an aggregate of $27.0 million of royalties have been earned by OMERS. There are a number of factors that could materially affect the amount and timing of royalty payments from Alnylam, none of which are within the Company’s control.

During the nine months ended September 30, 2026, the Company recognized non-cash royalty revenue of $0.5 million and related non-cash interest expense of less than $0.1 million. During the nine months ended September 30, 2025, the Company recognized non-cash royalty revenue of $1.2 million and related non-cash interest expense of less than $0.1 million.

The table below shows the activity related to the net liability for the nine months ended September 30, 2026 and 2025:

	Nine Months Ended September 30,
	2026	2025
	(in thousands)
Net liability related to sale of future royalties - beginning balance	$3,442	$4,829
Non-cash royalty revenue	(502)	(1,223)
Non-cash interest expense	41	78
Net liability related to sale of future royalties - ending balance	$2,981	$3,684

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

The fair value of the contingent consideration was $9.0 million as of September 30, 2026.

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

The Company received less than $0.1 million and $0.2 million of refunds for clinical trial prepayments related to the collaboration, net of Barinthus’s 50% share, during the three and nine months ended September 30, 2026, respectively, and reflected those amounts in research and development in the condensed consolidated statements of operations and comprehensive income (loss). During the three and nine months ended September 30, 2025, the Company incurred expenses of $0.4 million and $0.9 million, respectively.

Royalty Entitlements

Alnylam Pharmaceuticals, Inc. and Acuitas Therapeutics, Inc.

The Company has two royalty entitlements to Alnylam’s global net sales of ONPATTRO.

In 2012, the Company entered into the LNP License Agreement with Alnylam that entitles Alnylam to develop and commercialize products with the Company’s LNP technology. Alnylam launched ONPATTRO, the first approved application of the Company’s LNP technology, in 2018. Under the terms of this license agreement, the Company is entitled to tiered royalty payments on global net sales of ONPATTRO ranging from 1.00% - 2.33% after offsets, with the highest tier applicable to annual net sales above $500 million. This royalty interest was sold to OMERS, effective as of January 1, 2019, for $20 million in gross proceeds before advisory fees. OMERS will retain this entitlement until it has received $30 million in royalties, at which point 100% of this royalty entitlement on future global net sales of ONPATTRO will revert back to the Company. OMERS has assumed the risk of collecting up to $30 million of future royalty payments from Alnylam, and the Company is not obligated to reimburse OMERS if it fails to collect any such future royalties. If this royalty entitlement reverts to the Company, it has the potential to provide an active royalty stream or to be otherwise monetized again in full or in part. From the inception of the royalty sale through September 30, 2026, an aggregate of $27.0 million of royalties have been earned by OMERS.

The Company also is receiving a second royalty interest of 0.75% to 1.125% on global net sales of ONPATTRO, with 0.75% applying to sales greater than $500 million, originating from a settlement agreement and subsequent license agreement with

Acuitas. This royalty entitlement from Acuitas has been retained by the Company and was not part of the royalty entitlement sale to OMERS.

Licensing Agreements

Genevant

As discussed in Note 1, the Company, along with Genevant (a related party), entered into the Moderna Settlement Agreement with Moderna in the first quarter of 2026, whereby Moderna made an aggregate $950.0 million Noncontingent Settlement Payment to the Company and Genevant in July 2026. The Company received $178.4 million in July 2026 as its share of the Noncontingent Settlement Payment, which included reimbursement of the Company’s litigation costs.

In March 2025, the Company entered into an agreement (the “RSV Agreement”) with Genevant that provided that the Company would be entitled to any award of damages in, or proceeds from the settlement of, certain patent litigation against Moderna that is specifically allocated to infringing acts related to Moderna’s vaccine for respiratory syncytial virus (“mRESVIA”) and that, in the event there is no such specific allocation to mRESVIA, the Company and Genevant would discuss an appropriate allocation in good faith. The Moderna Settlement Agreement did not specifically allocate any settlement proceeds to infringing acts related to mRESVIA. In July 2026, the Company and Genevant entered into a termination agreement (the “RSV Termination Agreement”) to terminate the RSV Agreement. In July 2026, Genevant paid the Company a termination fee of $1.0 million pursuant to the RSV Termination Agreement.

During the nine months ended September 30, 2026, the Company recognized revenue of $178.4 million for its portion of the Noncontingent Settlement Payment, which included reimbursement of the Company’s litigation costs, and $1.0 million pursuant to the RSV Termination Agreement. The Company had no income tax expense during the three and nine months ended September 30, 2026, as it utilized available net operating loss carryforwards to offset the taxable income generated from recognizing the revenue.

As of September 30, 2026, no amounts have been recognized related to the Contingent Settlement Payment.

Revenues are summarized in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in thousands)		(in thousands)
Revenue from collaborations and licenses
Acuitas Therapeutics, Inc.	$158	$280	$564	$1,375
Qilu Pharmaceutical Co., Ltd.	—	—	—	10,434
License revenue from Genevant	—	—	179,373	—
Non-cash royalty revenue
Alnylam Pharmaceuticals, Inc.	141	249	502	1,223
Total revenue	$299	$529	$180,439	$13,032

10.    Shareholders’ equity

Authorized share capital
The Company’s authorized share capital consists of an unlimited number of common shares and preferred shares, without par value, and 1,164,000 Series A participating convertible preferred shares, without par value.
Open Market Sale Agreement

Effective March 26, 2025, the Company terminated its Open Market Sale Agreement with Jefferies LLC dated December 20, 2018, as amended (the “Sale Agreement”), under which the Company could issue and sell common shares, from time to time.

The Company did not issue any common shares pursuant to the Sale Agreement in 2025 prior to its termination.

Tender Offer

On August 24, 2026, the Company announced the commencement of a modified “Dutch auction” tender offer (the “Offer”) to purchase up to $230 million in value of its common shares, at a purchase price of not less than $5.00 per share and not more than $5.75 per share, in cash, less any applicable withholding taxes and without interest. The Offer expired on September 29, 2026. On September 30, 2026, the Company announced the preliminary results of the Offer, including that the Offer was oversubscribed.

On October 1, 2026, subsequent to the quarter ended September 30, 2026, the Company announced the final results of the Offer and accepted for purchase a total of 46 million common shares at a final purchase price of $5.00 per share, representing an aggregate purchase price of $230 million, excluding transaction costs relating to the Offer. The common shares purchased represented approximately 23% of the Company’s issued and outstanding common shares as of September 29, 2026. The repurchase was funded with available cash and settled on October 5, 2026, including the cancellation of the purchased shares. Roivant, a related party, made a proportionate tender under the Offer and maintained its proportionate share ownership at approximately 19.5% of the Company’s issued and outstanding common shares following completion of the Offer.

As the Company had an obligation to purchase a total of 46 million common shares for an aggregate purchase price of $230 million as of September 30, 2026, the Company recorded a current liability and offset to additional paid-in capital of $230 million on the condensed consolidated balance sheet as of September 30, 2026. As the settlement and cancellation of common shares occurred subsequent to the quarter ended September 30, 2026, the reduction of common shares will be reflected in share capital on the condensed consolidated balance sheet in the period in which the settlement occurred.

As of September 30, 2026, the Company had incurred approximately $7.9 million of transaction costs, including Canadian excise taxes, in connection with the Offer, which were included in additional paid-in capital pending completion of the transaction.

Stock-based compensation

The table below summarizes information about the Company’s stock-based compensation for the three and nine months ended September 30, 2026 and 2025 and the expense recognized in the condensed consolidated statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Stock options
Options granted during period	13,400	557,600	1,351,600	5,263,722
Weighted average exercise price	$4.41	$3.39	$4.37	$3.33
Restricted stock units (RSUs)
Restricted stock units granted during period	—	1,066,609	371,500	1,968,509
Grant date fair value	$—	$3.82	$4.39	$3.58

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in thousands)		(in thousands)
Stock compensation expense
Research and development	$235	$566	$922	$1,495
General and administrative	926	636	3,155	1,764
Total stock compensation expense(1)	$1,161	$1,202	$4,077	$3,259

(1) Total stock compensation expense excludes amounts related to stock compensation modifications that were charged to restructuring expense on the condensed consolidated statements of operations and comprehensive income (loss).

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

	Three Months Ended September 30,			Nine Months Ended September 30,
	2026		2025	2026	2025
	(in thousands)
Revenue	$299		$529	$180,439	$13,032
Less:
Imdusiran clinical development expense	434		1,073	1,651	4,862
AB-101-001 clinical development expense	(4)		1,134	705	4,771
Other research and development expense	2,187		3,571	7,279	10,602
General and administrative expense	7,955		3,044	17,711	12,204
Restructuring expense	—		98	—	12,636
Other segment expense (1)	234		303	705	893
Add:
Dividend income	67,252		—	67,252	—
Interest income	2,370		952	4,027	3,191
Segment net income (loss)	$59,115	$59,115	$(7,742)	$223,667	$(29,745)
Adjustments and reconciling items	—		—	—	—
Consolidated net income (loss)	$59,115		$(7,742)	$223,667	$(29,745)

(1) Other segment expense includes the change in the fair value of contingent consideration, non-cash interest expenses and foreign currency exchange gains and losses.

12.    Restructuring

In March 2025, the Company implemented changes to focus its efforts on advancing the clinical development of imdusiran and AB-101. The decision was made to exit the Company’s corporate headquarters in Warminster, Pennsylvania, implement workforce reductions and discontinue in-house scientific research. The restructuring has resulted in a total workforce after reductions of 15 employees as of September 30, 2026.

As of September 30, 2026, there was a $0.1 million accrual for medical benefits and lease-related operating expenses included in accounts payable and accrued liabilities.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following discussion and analysis by our management of our financial position and results of operations in conjunction with our audited consolidated financial statements and related notes thereto included as part of our Annual Report on Form 10-K for the year ended December 31, 2025 and our unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2026. Our consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles and are presented in U.S. dollars.

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

We continue to protect and defend our intellectual property, which is the subject of our ongoing lawsuits against Pfizer Inc., BioNTech SE, and certain of their affiliates (collectively, Pfizer/BioNTech) for their use of our patented lipid nanoparticle (LNP) technology in their COVID-19 messenger ribonucleic acid interference (mRNA)-LNP vaccines and any other products that would infringe the asserted patents. The U.S. District Court for the District of New Jersey issued a claim construction ruling in September 2025, which construed the disputed claim terms in a manner we generally consider to be favorable. Fact discovery is ongoing and a final pretrial conference is scheduled for November 2027. The parties are awaiting a trial date in the litigation. In July 2026 and November 2026, we, along with our exclusive licensee Genevant Sciences GmbH, filed multiple international lawsuits seeking to enforce patents protecting our LNP technology against Pfizer/BioNTech.

In March 2026, we, along with Genevant Sciences GmbH and, solely for specified purposes, its parent company Genevant Sciences Ltd. (collectively, Genevant, a related party), entered into a settlement agreement (the Moderna Settlement Agreement) with Moderna, Inc. and ModernaTX, Inc. (together, Moderna) to resolve all patent infringement litigation and patent revocation proceedings involving Moderna and its affiliates pending in the United States and internationally (the Moderna LNP Litigation). Under the terms of the Moderna Settlement Agreement, Moderna made an aggregate $950.0 million noncontingent lump sum payment (the Noncontingent Settlement Payment) to us and Genevant in July 2026. We received $178.4 million in July 2026 as our share of the Noncontingent Settlement Payment, which included reimbursement of our litigation costs. In addition, Moderna is obligated to pay us and Genevant an additional aggregate contingent lump sum payment of $1.3 billion (the Contingent Settlement Payment) upon a ruling that is favorable to us and Genevant in a limited appeal related to 28 U.S.C. §1498 (§1498) that Moderna filed, as allowed under the Moderna Settlement Agreement (the Moderna §1498 Appeal). On November 5, 2026, expedited oral argument was held at the U.S. Court of Appeals for the Federal Circuit regarding the Moderna §1498 Appeal, and a decision is forthcoming. We owned approximately 16% of the outstanding common equity of Genevant as of September 30, 2026, and we received a cash dividend of $67.3 million from Genevant in September 2026, which represented a distribution of Genevant’s earnings in connection with the Noncontingent Settlement Payment.

On August 24, 2026, we announced the commencement of a modified “Dutch auction” tender offer (the Offer) to purchase up to $230 million in value of our common shares, at a purchase price of not less than $5.00 per share and not more than $5.75 per share, in cash, less any applicable withholding taxes and without interest. The Offer expired on September 29, 2026. On October 1, 2026, we accepted for purchase a total of 46 million common shares at a final purchase price of $5.00 per share, representing an aggregate purchase price of $230 million, excluding transaction costs relating to the Offer. The common shares purchased represented approximately 23% of our issued and outstanding common shares as of September 29, 2026. The repurchase was funded with available cash and settled on October 5, 2026, including cancellation of the purchased shares.

In October 2026, the United States Food and Drug Administration (FDA) lifted its clinical hold on the Investigational New Drug (IND) application for AB-101, our proprietary oral PD-L1 inhibitor for the treatment of cHBV infection. We are now able to engage in additional clinical development for AB-101 in the United States and are evaluating next steps for the continued development of AB-101.

Strategy

Our strategy is focused on maximizing opportunities for our cHBV development programs and, through our exclusive license with Genevant, our in-house developed LNP technology.

LNP technology

In February 2022 and April 2023, we filed patent infringement lawsuits in the United States against Moderna and Pfizer/BioNTech, respectively, and in March 2025 and July/November 2026, we filed international patent infringement lawsuits against Moderna and Pfizer/BioNTech, respectively, seeking compensation for their unlicensed use of our patented technologies in their COVID-19 mRNA-LNP vaccines. It is well established in the scientific literature that the most significant technological hurdle to developing and deploying medicines using mRNA is engineering a safe and effective way to deliver the mRNA to human cells. Scientists at Arbutus and Genevant have spent years developing and refining LNP technology, which has been licensed for various applications to many different third parties. Our and Genevant’s LNP technology relies on microscopic particles built from four carefully selected types of fat-like molecules to shelter and protect nucleic acid molecules, including ribonucleic acid (RNA) molecules like the mRNA utilized in COVID-19 mRNA-LNP vaccines. This technology enables the mRNA to travel through the human body to a target cell and through the target cell’s membrane, where it releases the mRNA. Without this crucial technology, the mRNA would quickly degrade in the body and be ineffective. We continue to protect and defend our intellectual property, which is the subject of our ongoing lawsuits against Pfizer/BioNTech for their use of our patented LNP technology in their COVID-19 mRNA-LNP vaccines and any other products that would infringe the asserted patents.

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

Our HBV product pipeline includes the following:

•Imdusiran (AB-729) is our proprietary, GalNAc-conjugated, subcutaneously-delivered RNAi therapeutic product candidate that suppresses all HBV antigens, including HBsAg, which is thought to be a key prerequisite to enable potentiation of a patient’s immune system to respond to HBV. Over 200 patients with cHBV infection have been dosed with imdusiran in Phase 1 and Phase 2a clinical trials. Clinical data generated thus far has shown imdusiran provides meaningful reductions in HBsAg and other viral proteins, HBV DNA and HBV RNA, and leads to functional cure in some patients, while being generally safe and well-tolerated. Benefits were observed in patients across all evaluated HBV genotypes (A to E). In the Phase 1 and Phase 2a clinical trials, eight patients achieved functional cure, off all treatment, in combination therapy that includes imdusiran, including two patients who did not receive any pegylated interferon alfa-2a (IFN) as part of the combination therapy. An additional 41 patients across our Phase 2a clinical trials were able to remain off nucleos(t)ide analogue (NA) therapy for at least 48 weeks after discontinuing NA therapy during their Phase 2a clinical trials. A total of 47% (49/105) of all Phase 2a patients achieved functional cure or remained off NA therapy after discontinuing NA therapy during their Phase 2a clinical trials. Of the 18 patients who are currently being followed long-term (which includes the eight functionally cured patients described above and 10 patients who discontinued and remained off NA therapy), one patient who discontinued NA therapy achieved functional cure during the long-term follow-up period, and 89% of the 18 patients continue to remain off NA therapy for between 106 and 146 weeks. Three of the original eight functionally cured patients seroreverted during long-term follow-up, but remain virally suppressed and off NA therapy. Furthermore, among an additional 11 patients with available data who discontinued NA therapy during their Phase 2a clinical trials, but were subsequently discontinued early from long-term follow-up, one patient achieved functional cure and two restarted NA therapy. To date, a total of 10 patients have achieved functional cure during our Phase 2a clinical trials and long-term follow-up.

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

In the Phase 2a clinical trials, eight patients with cHBV achieved functional cure following treatment with imdusiran and NA therapy in combination with either IFN or with low dose nivolumab plus an immunotherapeutic. Seven of those eight total patients who achieved functional cure with the 60mg dose of imdusiran had HBsAg levels less than 1000 IU/mL at baseline. According to the literature, patients with HBsAg levels <1000 IU/mL represent a significant portion of the cHBV population. To date, five of those eight patients continue to sustain functional cure for periods ranging between 106 to 146 weeks, while three patients have seroreverted but remain virally suppressed and off NA therapy. In addition to the patients who achieved functional cure during their Phase 2a clinical trials, 41 more patients were able to remain off NA therapy for at least 48 weeks during their clinical trials after discontinuing NA therapy following treatment with imdusiran. In total, 47% (49/105) of all Phase 2a patients either achieved functional cure or remained off NA therapy after discontinuing NA therapy during their clinical trials following treatment with imdusiran. Of the 10 patients who were able to discontinue and remain off NA therapy for at least 48 weeks who are currently being followed long-term in our rollover study, one patient achieved functional cure during the long-term follow-up period, and a total of eight patients have continued to remain off NA therapy for periods ranging between 131 to 146 weeks. These results suggest that imdusiran has lasting durability in helping patients maintain viral suppression and may help patients achieve beneficial clinical outcomes years after completing finite imdusiran regimens.

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

In April 2023, the FDA placed a clinical hold on the IND application for AB-101. In October 2026, the FDA lifted its clinical hold and we may engage in additional clinical development for AB-101 in the United States.

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

Alnylam’s ONPATTRO, which represents the first approved application of our LNP technology, was approved by the FDA and the European Medicines Agency (EMA) during the third quarter of 2018 and was launched by Alnylam immediately upon approval in the United States. Under the terms of this license agreement, we are entitled to tiered royalty payments on global net sales of ONPATTRO ranging from 1.00% - 2.33% after offsets, with the highest tier applicable to annual net sales above $500 million. This royalty interest was sold to the Ontario Municipal Employees Retirement System (OMERS), effective as of January 1, 2019, for $20 million in gross proceeds before advisory fees. OMERS will retain this entitlement until it has received $30 million in royalties, at which point 100% of this royalty entitlement on future global net sales of ONPATTRO will revert to us. OMERS has assumed the risk of collecting up to $30 million of future royalty payments from Alnylam and we are not obligated to reimburse OMERS if it fails to collect any such future royalties. If this royalty entitlement reverts to us, it has the potential to provide an active royalty stream or to be otherwise monetized again in full or in part. From the inception of the royalty sale through September 30, 2026, an aggregate of $27.0 million of royalties have been earned by OMERS.

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

As of September 30, 2026, we owned approximately 16% of the outstanding common equity of Genevant and the carrying value of our investment in Genevant was zero. Our entitlement to receive future royalties or sublicensing revenue from Genevant was not impacted by the recapitalization.

Under the terms of the Moderna Settlement Agreement, Moderna made an aggregate $950.0 million Noncontingent Settlement Payment to us and Genevant in July 2026. We received $178.4 million in July 2026 as our share of the Noncontingent Settlement Payment, which included reimbursement of our litigation costs. In addition, Moderna is obligated to make an additional Contingent Settlement Payment of up to an aggregate $1.3 billion to us and Genevant upon the occurrence of certain events related to the Moderna §1498 Appeal, but which may be subject to repayment.

In March 2025, we and Genevant entered into an agreement (the RSV Agreement) that provided that we would be entitled to any award of damages in, or proceeds from the settlement of, our patent litigation against Moderna that was specifically allocated to infringing acts related to Moderna’s vaccine for respiratory syncytial virus (mRESVIA) and, in the event there was no such specific allocation to mRESVIA, we and Genevant would discuss an appropriate allocation in good faith. The Moderna Settlement Agreement did not specifically allocate any settlement proceeds to infringing acts related to mRESVIA. In July 2026, we and Genevant entered into an agreement to terminate the RSV Agreement (the RSV Termination Agreement). Pursuant to the RSV Termination Agreement, we received a termination fee of $1.0 million from Genevant in July 2026, and all rights or obligations under the RSV Agreement were terminated.

In September 2026, we received a cash dividend of $67.3 million from Genevant, which represented a distribution of Genevant’s earnings in connection with the Noncontingent Settlement Payment.

Patent Infringement Litigation vs. Pfizer and BioNTech

In April 2023, we and Genevant filed a lawsuit in the United States District Court for the District of New Jersey against Pfizer/BioNTech seeking damages for infringement of United States Patent Nos. 9,504,651; 8,492,359; 11,141,378; 11,298,320; and 11,318,098 in the manufacture and sale of any COVID-19 mRNA-LNP vaccines. The patents relate to nucleic acid-lipid particles and their composition, manufacture, delivery and methods of use. In the lawsuit, we seek fair compensation for Pfizer’s and BioNTech’s use of our patented technology that was developed with great effort and at great expense, without which their COVID-19 mRNA-LNP vaccines would not have been successful. The claim construction hearing occurred in December 2024, and in September 2025, the court issued a claim construction ruling, which construed the disputed claim terms in a manner we generally consider to be favorable. Fact discovery is ongoing and a final pretrial conference is scheduled for November 2027. The parties are awaiting a trial date in the litigation.

In July 2026 and November 2026, we, along with Genevant, filed multiple international lawsuits seeking to enforce patents protecting our LNP technology against Pfizer/BioNTech and certain of their affiliates. We and Genevant are seeking monetary relief, as well as injunctions against Pfizer/BioNTech’s COVID-19 mRNA-LNP vaccines and any other products that would infringe the asserted patents.

The international lawsuits are as follows:
•Canada: Federal Court of Canada File No. T-3200-26, seeking a permanent injunction and damages or, if Arbutus and Genevant elect, an accounting of Pfizer/BioNTech’s profits, attributable to infringement of Canadian Patent Nos. 2,721,333 and 2,767,127
•Unified Patent Court (UPC): Case UPC-CFI-0002562/2026, seeking permanent injunctions, as well as monetary damages, which can include recovery of Pfizer/BioNTech’s unfair profits from infringement of EP 4 241 767
•UPC: Case UPC-CFI-0002566/2026, seeking permanent injunctions, as well as monetary damages, which can include recovery of Pfizer/BioNTech’s unfair profits from infringement of EP 4 495 237

•Japan: Tokyo District Court Case seeking a permanent injunction and damages for infringement of Japanese Patent No. 5,475,753.
•Japan: Tokyo District Court Case seeking a permanent injunction and damages for infringement of Japanese Patent No. 7,936,499.
The UPC actions seek relief for infringing activities by Pfizer/BioNTech and certain of their affiliates in Austria, Belgium, Bulgaria, Denmark, Estonia, Finland, France, Germany, Italy, Latvia, Lithuania, Luxembourg, Malta, the Netherlands, Poland, Portugal, Romania, Slovenia, Spain, and Sweden.

Patent Infringement Litigation vs. Moderna

In February 2022, we and Genevant filed a lawsuit in the United States District Court for the District of Delaware against Moderna seeking damages for infringement of United States Patent Nos. 8,058,069, 8,492,359, 8,822,668, 9,364,435, 9,504,651, and 11,141,378 in the manufacture and sale of MRNA-1273, Moderna’s vaccine for COVID-19. In March 2025, we and Genevant filed five international lawsuits against Moderna seeking to enforce patents protecting our patented LNP technology. Together, these lawsuits comprise the Moderna LNP Litigation.

In March 2026, we and Genevant entered into the Moderna Settlement Agreement with Moderna to resolve the Moderna LNP Litigation. Pursuant to the Moderna Settlement Agreement, all parties filed stipulated judgments and stipulations of dismissal for the respective courts or tribunals to enter judgment, dismiss with prejudice or withdraw (as the case may be) all claims in the Moderna LNP Litigation, except that Moderna was allowed to file the Moderna §1498 Appeal. The Moderna §1498 Appeal is an appeal of the consent judgment entered in the District Court solely with respect to whether §1498 bars our and Genevant’s claims for direct infringement and indirect infringement against Moderna for vaccine doses that were sold to the United States Government under a particular contract and characterized by the District Court as “vaccines that did not go directly to United States Government employees.” On November 5, 2026, expedited oral argument was held at the U.S. Court of Appeals for the Federal Circuit regarding the Moderna §1498 Appeal, and a decision is forthcoming.

Under the terms of the Moderna Settlement Agreement, Moderna made an aggregate $950.0 million Noncontingent Settlement Payment to us and Genevant on July 8, 2026. We received $178.4 million on July 8, 2026 as our share of the Noncontingent Settlement Payment, which included reimbursement of our litigation costs.

In addition, as described in more detail in, and subject to the terms of, the Moderna Settlement Agreement, Moderna will make an additional Contingent Settlement Payment of an aggregate $1.3 billion to us and Genevant (i) if the U.S. Court of Appeals for the Federal Circuit (whether by the initial panel, upon panel rehearing or en banc) affirms, or if there is a final non-appealable judgment that affirms, the rejection of Moderna’s affirmative defense pursuant to §1498 by the District Court in its entirety or otherwise holds that §1498 does not bar our and Genevant’s claim against Moderna as to either or both of direct infringement and indirect infringement with respect to all of the doses subject to the Moderna §1498 Appeal, or (ii) upon a voluntary dismissal of the Moderna §1498 Appeal (any of the foregoing (clause (i) or (ii) above), an Arbutus/Genevant §1498 Victory). If an appellate ruling were to hold that §1498 bars our and Genevant’s infringement claims as to some, but not all, of the doses subject to the Moderna §1498 Appeal, the Moderna Settlement Agreement provides that Moderna will pay us and Genevant a prorated amount of the Contingent Settlement Payment, calculated based on the number of doses for which §1498 bars our and Genevant’s infringement claims as clearly articulated by the Federal Circuit or, if not clearly articulated by the Federal Circuit, as mutually agreed by the parties or determined in an accelerated binding arbitration process.

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

In March 2026, we and Genevant filed a complaint against the United States in the United States Court of Federal Claims, seeking to recover compensation for Moderna’s infringement for vaccine doses that were sold to the United States Government under a particular contract and were deemed by the District Court to be doses that were provided directly to United States Government employees. The complaint also includes a protective request to recover compensation from the United States for any other vaccine doses where, as a result of the Moderna §1498 Appeal, §1498 is deemed to bar our and Genevant’s claims for direct infringement and indirect infringement against Moderna.

Moderna and Merck European Oppositions

In April 2018, Moderna and Merck, Sharp & Dohme Corporation (together with its successors and affiliates, Merck) filed Notices of Opposition to our European patent EP 2279254 (the ’254 Patent) with the European Patent Office (EPO), requesting that the ’254 Patent be revoked in its entirety for all contracting states. From 2018 until 2024, various hearings were held by different divisions of the EPO regarding requests submitted by all parties. Oral proceedings were held in June 2024, and the Opposition Division of the EPO upheld the ’254 Patent but declined our and Genevant’s request to broaden certain claims in the ’254 Patent. Both parties appealed the Opposition Division’s decision, and in June 2026, the Board of Appeal of the EPO issued a written decision explaining their earlier verbal revocation of the ’254 Patent. We disagree with the outcome, and we filed a petition for review by the Enlarged Board of Appeal of the EPO in August 2026. A hearing has been scheduled for March 2027. We do not expect the EPO revocation decision to have an impact on the potential outcome, or timing, of our patent infringement litigation pending against Pfizer/BioNTech.

In April 2025, Moderna filed a revocation action on our European patent EP 4241767 (the ’767 patent) with the EPO, requesting that the patent be revoked in its entirety for all contracting states. In July 2025, Merck, Arrowhouse GmbH and Keltie LLP filed three additional revocation actions against the ’767 patent. Initial briefing has been completed and we are currently awaiting an initial hearing date. In March 2026, pursuant to the Moderna Settlement Agreement, Moderna withdrew from this revocation proceeding. In May 2026, we entered into an agreement with Merck (the Merck Agreement) where we, among other things, acknowledged that the Moderna Settlement Agreement covered a vaccine being jointly developed by Moderna and Merck and we agreed not to sue Merck regarding such vaccine, in exchange for Merck withdrawing from the revocation proceeding. In May 2026, pursuant to the Merck Agreement, Merck withdrew from this revocation proceeding.

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

RESULTS OF OPERATIONS

The following summarizes the results of our operations for the periods shown:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in thousands)
Total revenue	$299	$529	$180,439	$13,032
Operating expenses	10,793	9,188	27,989	45,902
(Loss) income from operations	(10,494)	(8,659)	152,450	(32,870)
Other income	69,609	917	71,217	3,125
Net income (loss)	$59,115	$(7,742)	$223,667	$(29,745)

Revenue

Revenues are summarized in the following tables:

	Three Months Ended September 30,
	2026	% of Total	2025	% of Total
	(in thousands, except percentages)
Revenue from collaborations and licenses
Acuitas Therapeutics, Inc.	$158	53%	$280	53%
Non-cash royalty revenue
Alnylam Pharmaceuticals, Inc.	141	47%	249	47%
Total revenue	$299	100%	$529	100%

	Nine Months Ended September 30,
	2026	% of Total	2025	% of Total
	(in thousands, except percentages)
Revenue from collaborations and licenses
Acuitas Therapeutics, Inc.	$564	—%	$1,375	11%
Qilu Pharmaceutical Co., Ltd.	—	—%	10,434	80%
License revenue from Genevant	179,373	100%	—	—%
Non-cash royalty revenue
Alnylam Pharmaceuticals, Inc.	502	—%	1,223	9%
Total revenue	$180,439	100%	$13,032	100%

Total revenue decreased $0.2 million for the three months ended September 30, 2026 compared to the same period in 2025, due to a decrease in license royalty revenue from Alnylam and Acuitas due to lower sales of ONPATTRO.

Total revenue increased $167.4 million for the nine months ended September 30, 2026 compared to the same period in 2025, primarily due to recognizing revenue of $178.4 million for our share of the Noncontingent Settlement Payment in 2026, partially offset by recognizing all $9.6 million of previously deferred revenue upon the conclusion of our strategic partnership with Qilu in 2025.

Operating expenses

Operating expenses are summarized in the following tables:

	Three Months Ended September 30,
	2026	% of Total	2025	% of Total
	(in thousands, except percentages)
Research and development	$2,617	24%	$5,778	63%
General and administrative	7,955	74%	3,044	33%
Change in fair value of contingent consideration	221	2%	268	3%
Restructuring costs	—	—%	98	1%
Total operating expenses	$10,793	100%	$9,188	100%

	Nine Months Ended September 30,
	2026	% of Total	2025	% of Total
	(in thousands, except percentages)
Research and development	$9,635	34%	$20,235	44%
General and administrative	17,711	63%	12,204	27%
Change in fair value of contingent consideration	643	2%	827	2%
Restructuring costs	—	—%	12,636	27%
Total operating expenses	$27,989	100%	$45,902	100%

Research and development

Research and development expenses consist primarily of personnel expenses, fees paid to clinical research organizations and contract manufacturers, consumables and materials, consulting, and other third-party expenses to support our clinical and preclinical activities, as well as a portion of stock-based compensation and general overhead costs.

Research and development expenses decreased $3.2 million and $10.6 million for the three and nine months ended September 30, 2026, respectively, compared to the same periods in 2025. The decreases were due primarily to cost savings from our decisions to reduce our workforce and discontinue in-house scientific research, as well as lower clinical trial costs as studies neared completion.

A significant portion of our research and development expenses are not tracked by project as they benefit multiple projects or our technology platform and because our most-advanced programs are not yet in late-stage clinical development.

General and administrative

General and administrative expenses increased $4.9 million and $5.5 million for the three and nine months ended September 30, 2026, respectively, as compared to the same periods in 2025, due primarily to higher employee compensation-related expenses driven by the one-time cash bonuses paid to our executives in consideration of the significant efforts and accomplishments associated with the Moderna Settlement Agreement.

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

As of September 30, 2026, there was an aggregate of $0.1 million of accrued restructuring costs for medical benefits and lease-related operating expenses included in accounts payable and accrued liabilities.

Other income (loss)

The components of our other income (loss) are summarized in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in thousands)
Dividend income	$67,252	$—	$67,252	$—
Interest income	$2,370	$952	$4,027	$3,191
Interest expense	(11)	(23)	(46)	(79)
Foreign exchange gain (loss)	(2)	(12)	(16)	13
Total other income	$69,609	$917	$71,217	$3,125

Dividend income

During the three months ended September 30, 2026, we received a cash dividend of $67.3 million from Genevant, which represented a distribution of Genevant’s earnings in connection with the Noncontingent Settlement Payment. .

Interest income

The increase in interest income for the three and nine months ended September 30, 2026 compared to the same periods in 2025 was due primarily to higher interest earned on our cash and investment balances due to a higher average balance.

Interest expense

Interest expense for the three and nine months ended September 30, 2026 and 2025 consisted primarily of non-cash amortization of discount and issuance costs related to the sale of a portion of our ONPATTRO royalty interest to OMERS in July 2019. The decrease is related to the declining balance of the unamortized discount and issuance costs.

LIQUIDITY AND CAPITAL RESOURCES

The following table summarizes our cash flow activities for the periods indicated:

	Nine Months Ended September 30,
	2026	2025
	(in thousands)
Net income (loss)	$223,667	$(29,745)
Non-cash items	3,315	6,609
Change in deferred license revenue	—	(10,434)
Net change in other operating items	(1,298)	(1,387)
Net cash provided by (used in) operating activities	225,684	(34,957)
Net cash provided by investing activities	1,042	16,941
Net cash provided by financing activities	19,473	4,081
Effect of foreign exchange rate changes on cash and cash equivalents	(16)	13
Increase (decrease) in cash and cash equivalents	246,183	(13,922)
Cash and cash equivalents, beginning of period	18,008	36,330
Cash and cash equivalents, end of period	$264,191	$22,408

Since our incorporation, we have financed our operations through sales of equity, debt, revenues from research and development collaborations and licenses with corporate partners, royalty monetization, interest income on funds available for investment, and government contracts, grants and tax credits.

For the nine months ended September 30, 2026, $225.7 million of cash was provided by operating activities compared to $35.0 million used in operating activities for the nine months ended September 30, 2025, an increase of $260.6 million. The increase was due primarily to the receipt of $178.4 million on July 8, 2026 as our share of the Noncontingent Settlement Payment related to the Moderna Settlement Agreement, which included reimbursement of our litigation costs, the cash dividend of $67.3 million received from Genevant on September 22, 2026, which represented a distribution of Genevant’s earnings in connection with the Noncontingent Settlement Payment, and our decisions to decrease our workforce and further streamline the organization to focus our efforts on advancing the clinical development of imdusiran and AB-101.

For the nine months ended September 30, 2026, net cash provided by investing activities was $1.0 million, resulting primarily from maturities of investments in marketable securities of $68.0 million, partially offset by additional investments in marketable securities of $67.0 million. For the nine months ended September 30, 2025, net cash provided by investing activities was $16.9 million, which resulted primarily from maturities of investments in marketable securities of $131.4 million, partially offset by additional investments in marketable securities of $114.5 million.

For the nine months ended September 30, 2026, net cash provided by financing activities was $19.5 million, which was primarily related to $19.3 million in proceeds from the issuance of common shares pursuant to the exercise of stock options. For the nine months ended September 30, 2025, net cash provided by financing activities was $4.1 million, which included $3.9 million in proceeds from the issuance of common shares pursuant to the exercise of stock options.

Sources of Liquidity

As of September 30, 2026, we had cash, cash equivalents and investments in marketable securities of $337.5 million. We had no outstanding debt as of September 30, 2026. On October 1, 2026, subsequent to the quarter ended September 30, 2026, we accepted for purchase a total of 46 million of our common shares for an aggregate purchase price of $230 million, which was funded with available cash and settled on October 5, 2026.

Noncontingent Settlement Payment

On July 8, 2026, we received $178.4 million as our share of the Noncontingent Settlement Payment, which included reimbursement of our litigation costs.

Genevant Dividend

On September 22, 2026, we received a cash dividend of $67.3 million from Genevant, which represented a distribution of Genevant’s earnings in connection with the Noncontingent Settlement Payment.

Royalty Entitlements

We have a royalty entitlement on ONPATTRO, a drug developed by Alnylam that incorporates our LNP technology and was approved by the FDA and the EMA during the third quarter of 2018 and was launched by Alnylam immediately upon approval in the United States. In July 2019, we sold a portion of this royalty interest to OMERS, effective as of January 1, 2019, for $20 million in gross proceeds before advisory fees. OMERS will retain this entitlement until it has received $30 million in royalties, at which point 100% of such royalty interest on future global net sales of ONPATTRO will revert to us. OMERS has assumed the risk of collecting up to $30 million of future royalty payments from Alnylam and we are not obligated to reimburse OMERS if it fails to collect any such future royalties. From the inception of the royalty sale through September 30, 2026, we have recorded an aggregate of $27.0 million of non-cash royalty revenue for royalties earned by OMERS. If this royalty entitlement reverts to us, it has the potential to provide an active royalty stream or to be otherwise monetized again in full or in part. In addition to the royalty from the Alnylam LNP license agreement, we are also receiving a second, lower royalty interest on global net sales of ONPATTRO originating from a settlement agreement and subsequent license agreement with Acuitas. The royalty from Acuitas has been retained by us and was not part of the royalty sale to OMERS. In addition, we are entitled to receive payments upon the achievement of contractual milestones related to Alnylam’s use of our proprietary LNP technology in other product candidates.

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

ITEM 4.      CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2026. The term “disclosure controls and procedures”, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure, particularly during the period in which this Quarterly Report on Form 10-Q was being prepared. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their desired objectives, and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2026, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a–15(f) and 15d–15(f) under the Exchange Act) during the three months ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.       LEGAL PROCEEDINGS

Patent Infringement Litigation vs. Pfizer and BioNTech

In April 2023, we and Genevant filed a lawsuit in the United States District Court for the District of New Jersey against Pfizer/BioNTech seeking damages for infringement of United States Patent Nos. 9,504,651; 8,492,359; 11,141,378; 11,298,320; and 11,318,098 in the manufacture and sale of any COVID-19 mRNA-LNP vaccines. The patents relate to nucleic acid-lipid particles and their composition, manufacture, delivery and methods of use. In the lawsuit, we seek fair compensation for Pfizer’s and BioNTech’s use of our patented technology that was developed with great effort and at great expense, without which their COVID-19 mRNA-LNP vaccines would not have been successful. The claim construction hearing occurred in December 2024, and in September 2025, the court issued a claim construction ruling, which construed the disputed claim terms in a manner we generally consider to be favorable. Fact discovery is ongoing and a final pretrial conference is scheduled for November 2027. The parties are awaiting a trial date in the litigation.

In July 2026 and November 2026, we, along with Genevant, filed multiple international lawsuits seeking to enforce patents protecting our LNP technology against Pfizer/BioNTech and certain of their affiliates. We and Genevant are seeking monetary relief, as well as injunctions against Pfizer/BioNTech’s COVID-19 mRNA-LNP vaccines and any other products that would infringe the asserted patents.

The international lawsuits are as follows:
•Canada: Federal Court of Canada File No. T-3200-26, seeking a permanent injunction and damages or, if Arbutus and Genevant elect, an accounting of Pfizer/BioNTech’s profits, attributable to infringement of Canadian Patent Nos. 2,721,333 and 2,767,127
•Unified Patent Court (UPC): Case UPC-CFI-0002562/2026, seeking permanent injunctions, as well as monetary damages, which can include recovery of Pfizer/BioNTech’s unfair profits from infringement of EP 4 241 767
•UPC: Case UPC-CFI-0002566/2026, seeking permanent injunctions, as well as monetary damages, which can include recovery of Pfizer/BioNTech’s unfair profits from infringement of EP 4 495 237
•Japan: Tokyo District Court Case seeking a permanent injunction and damages for infringement of Japanese Patent No. 5,475,753.
•Japan: Tokyo District Court Case seeking a permanent injunction and damages for infringement of Japanese Patent No. 7,936,499.
The UPC actions seek relief for infringing activities by Pfizer/BioNTech and certain of their affiliates in Austria, Belgium, Bulgaria, Denmark, Estonia, Finland, France, Germany, Italy, Latvia, Lithuania, Luxembourg, Malta, the Netherlands, Poland, Portugal, Romania, Slovenia, Spain, and Sweden.

Patent Infringement Litigation vs. Moderna

In February 2022, we and Genevant filed a lawsuit in the United States District Court for the District of Delaware against Moderna seeking damages for infringement of United States Patent Nos. 8,058,069, 8,492,359, 8,822,668, 9,364,435, 9,504,651, and 11,141,378 in the manufacture and sale of MRNA-1273, Moderna’s vaccine for COVID-19. In March 2025, we and Genevant filed five international lawsuits against Moderna seeking to enforce patents protecting our patented LNP technology. Together, these lawsuits comprise the Moderna LNP Litigation.

In March 2026, we and Genevant entered into the Moderna Settlement Agreement with Moderna to resolve the Moderna LNP Litigation. Pursuant to the Moderna Settlement Agreement, all parties filed stipulated judgments and stipulations of dismissal for the respective courts or tribunals to enter judgment, dismiss with prejudice or withdraw (as the case may be) all claims in the Moderna LNP Litigation, except that Moderna was allowed to file the Moderna §1498 Appeal. The Moderna §1498 Appeal is an appeal of the consent judgment entered in the District Court solely with respect to whether §1498 bars our and Genevant’s claims for direct infringement and indirect infringement against Moderna for vaccine doses that were sold to the United States Government under a particular contract and characterized by the District Court as “vaccines that did not go directly to United States Government employees.” On November 5, 2026, expedited oral argument was held at the U.S. Court of Appeals for the Federal Circuit regarding the Moderna §1498 Appeal, and a decision is forthcoming.

Under the terms of the Moderna Settlement Agreement, Moderna made an aggregate $950.0 million Noncontingent Settlement Payment to us and Genevant on July 8, 2026. We received $178.4 million on July 8, 2026 as our share of the Noncontingent Settlement Payment, which included reimbursement of our litigation costs.

In addition, as described in more detail in, and subject to the terms of, the Moderna Settlement Agreement, Moderna will make an additional Contingent Settlement Payment of an aggregate $1.3 billion to us and Genevant (i) if the U.S. Court of Appeals for the Federal Circuit (whether by the initial panel, upon panel rehearing or en banc) affirms, or if there is a final non-appealable judgment that affirms, the rejection of Moderna’s affirmative defense pursuant to §1498 by the District Court in its entirety or otherwise holds that §1498 does not bar our and Genevant’s claim against Moderna as to either or both of direct infringement and indirect infringement with respect to all of the doses subject to the Moderna §1498 Appeal, or (ii) upon a voluntary dismissal of the Moderna §1498 Appeal (any of the foregoing (clause (i) or (ii) above), an Arbutus/Genevant §1498 Victory). If an appellate ruling were to hold that §1498 bars our and Genevant’s infringement claims as to some, but not all, of the doses subject to the Moderna §1498 Appeal, the Moderna Settlement Agreement provides that Moderna will pay us and Genevant a prorated amount of the Contingent Settlement Payment, calculated based on the number of doses for which §1498 bars our and Genevant’s infringement claims as clearly articulated by the Federal Circuit or, if not clearly articulated by the Federal Circuit, as mutually agreed by the parties or determined in an accelerated binding arbitration process.

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

In March 2026, we and Genevant filed a complaint against the United States in the United States Court of Federal Claims, seeking to recover compensation for Moderna’s infringement for vaccine doses that were sold to the United States Government under a particular contract and were deemed by the District Court to be doses that were provided directly to United States Government employees. The complaint also includes a protective request to recover compensation from the United States for any other vaccine doses where, as a result of the Moderna §1498 Appeal, §1498 is deemed to bar our and Genevant’s claims for direct infringement and indirect infringement against Moderna.

Moderna and Merck European Oppositions

In April 2018, Moderna and Merck, Sharp & Dohme Corporation (together with its successors and affiliates, Merck) filed Notices of Opposition to our European patent EP 2279254 (the ’254 Patent) with the European Patent Office (EPO), requesting that the ’254 Patent be revoked in its entirety for all contracting states. From 2018 until 2024, various hearings were held by different divisions of the EPO regarding requests submitted by all parties. Oral proceedings were held in June 2024, and the Opposition Division of the EPO upheld the ’254 Patent but declined our and Genevant’s request to broaden certain claims in the ’254 Patent. Both parties appealed the Opposition Division’s decision, and in June 2026, the Board of Appeal of the EPO issued a written decision explaining their earlier verbal revocation of the ’254 Patent. We disagree with the outcome, and we filed a petition for review by the Enlarged Board of Appeal of the EPO in August 2026. A hearing has been scheduled for March 2027. We do not expect the EPO revocation decision to have an impact on the potential outcome, or timing, of our patent infringement litigation pending against Pfizer/BioNTech.

In April 2025, Moderna filed a revocation action on our European patent EP 4241767 (the ’767 patent) with the EPO, requesting that the patent be revoked in its entirety for all contracting states. In July 2025, Merck, Arrowhouse GmbH and Keltie LLP filed three additional revocation actions against the ’767 patent. Initial briefing has been completed and we are currently awaiting an initial hearing date. In March 2026, pursuant to the Moderna Settlement Agreement, Moderna withdrew from this revocation proceeding. In May 2026, we entered into an agreement with Merck (the Merck Agreement) where we, among other things, acknowledged that the Moderna Settlement Agreement covered a vaccine being jointly developed by Moderna and Merck and we agreed not to sue Merck regarding such vaccine, in exchange for Merck withdrawing from the revocation proceeding. In May 2026, pursuant to the Merck Agreement, Merck withdrew from this revocation proceeding.

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

ITEM 2.       UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.       DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.       MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.       OTHER INFORMATION

Trading Plans

During the three months ended September 30, 2026, none of our directors or officers adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” as such terms are defined under Item 408 of Regulation S-K.

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

10.1
Termination Agreement, dated as of July 15, 2026, by and between Arbutus Biopharma Corporation and Genevant Sciences GmbH (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on July 16, 2026).

10.2#
Letter Agreement, dated July 15, 2026, by and between Arbutus Biopharma, Inc. and Lindsay Androski (incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed with the SEC on July 16, 2026).

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from Arbutus Biopharma Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2026, formatted in inline XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations; (iii) Condensed Consolidated Statements of Comprehensive Income (Loss); (iv) Condensed Consolidated Statements of Stockholders’ Equity; (v) Condensed Consolidated Statements of Cash Flows; and (vi) Notes to Condensed Consolidated Financial Statements.

104	Cover page interactive data file (embedded within the inline XBRL document and included in Exhibit 101).

*    Filed herewith.
**    Furnished herewith.
#    Management Contract or Compensatory Arrangement.

SIGNATURES
   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 10, 2026.

ARBUTUS BIOPHARMA CORPORATION

By:	/s/ Lindsay Androski
Lindsay Androski
President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Tuan Nguyen
Tuan Nguyen
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)